Form 10-K
period 1993-12-31
BANKERS TRUST NEW YORK CORP
filed 1994-03-11
CIK 9749

                      BANKERS TRUST NEW YORK CORPORATION

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993


Pages 1-25 represent portions of the 1993 Annual Report to Stockholders which are not required by the Form 10-K report and are not "filed" as part of the Form 10-K.

The Form 10-K cover page and cross reference index are on pages 89 and 90, respectively.

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Table 1 Five-Year Summary of Selected Financial Data
 ($ in millions, except per
 share data)                   1993      1992      1991       1990      1989
                             ------    -------   -------    -------   -------
For the Year
 Net interest revenue
  (book basis)               $ 1,314   $ 1,147   $   737    $   793   $   903
 Noninterest revenue           3,364     2,331     2,522      2,327     2,032

 Income (loss) before
  cumulative effects of
  accounting changes         $ 1,070   $   639   $   667    $   665   $  (980)
 Cumulative effects of
  accounting changes             (75)      446         -          -         -
                             -------   -------   -------    -------   -------
 Net income (loss)           $   995   $ 1,085   $   667    $   665   $  (980)
                             =======   =======   =======    =======   =======
Per Common Share
 Primary Earnings Per Share
  Income (loss) before
   cumulative effects of
   accounting changes        $ 12.40   $  7.23   $  7.65    $  7.71   $(12.10)
  Cumulative effects of
   accounting changes           (.89)     5.30         -          -         -
                             -------   -------   -------    -------   -------
  Net income (loss)          $ 11.51   $ 12.53   $  7.65    $  7.71   $(12.10)
                             =======   =======   =======    =======   =======
 Fully Diluted Earnings
  Per Share
  Income (loss) before
   cumulative effects of
   accounting changes        $ 12.29   $  7.22   $  7.65    $  7.70   $(12.10)
  Cumulative effects of
   accounting changes           (.88)     5.29         -          -         -
                             -------   -------   -------    -------   -------
  Net income (loss)          $ 11.41   $ 12.51   $  7.65    $  7.70   $(12.10)
                             =======   =======   =======    =======   =======
 Cash dividends declared     $  3.24   $  2.88   $ 2.605    $2.3825   $2.1425
  -as a percentage of net
   income /(1)/                   26%       40%       34%        31%      N/M
 Book value, end of year
  /(2)/                        51.90     43.23     34.93      30.70     26.28
 Market price
  High                        83 1/2    70 1/8        68     46 3/4    58 1/4
  Low                         65 3/4        50    39 1/2     28 1/2    34 1/2
  End of year                 79 1/8    68 1/2    63 3/4     43 3/8    41 3/8
 Price/earnings ratio, end
  of year /(1)/                 6.4x      9.5x      8.3x       5.6x       N/M
 Cash dividend yield, end
  of year                        4.5%      4.6%      4.4%       5.9%      5.6%

At Year End
 Total assets                $92,082   $72,886   $63,959    $63,596   $58,451
 Long-term debt                5,597     3,992     3,081      2,650     2,435
 Preferred stock of
  subsidiary                     250         -         -          -         -
 Common stockholders'
  equity                       4,284     3,621     2,912      2,524     2,136
 Total stockholders' equity    4,534     4,121     3,412      3,024     2,386

Profitability Ratios
 Return on average common
  stockholders' equity
  /(1)/                        26.33%    19.52%    23.10%     26.74%      N/M
 Return on average total
  stockholders' equity
  /(1)/                        25.01%    17.65%    20.59%     24.10%      N/M
 Return on average total
  assets /(1)/                  1.25%      .86%     1.09%      1.04%      N/M

Capital Ratios
 Common stockholders'
  equity to
  total assets, end of year     4.65%     4.97%     4.55%      3.97%     3.65%
 Total stockholders'
  equity to
  total assets, end of year     4.92%     5.65%     5.33%      4.76%     4.08%
 Average total
  stockholders' equity to
  average total assets          4.91%     5.44%     5.29%      4.30%     4.96%
 Risk-based capital ratios
  (1992 year-end
   guidelines)
  Tier 1 capital                8.50%     7.75%     6.11%      5.43%     4.48%
  Total capital                14.46%    13.64%    10.86%     10.03%     8.26%
 Leverage Ratio                 6.28%     6.05%     5.15%      4.49%     3.75%

Employees, at December 31
 In domestic offices           8,300     8,096     7,745      8,689     9,177
 In foreign offices            5,271     4,821     4,343      4,626     4,308
                             -------   -------   -------    -------   -------
  Total                       13,571    12,917    12,088     13,315    13,485
                             =======   =======   =======    =======   =======

N/M Not meaningful.
(1) These figures exclude the cumulative effects of accounting changes recorded in 1993 and 1992.
(2) Beginning December 31, 1990, this calculation includes the effect of common shares issuable under deferred stock awards.

26 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

FINANCIAL REVIEW

Management's discussion and analysis of Bankers Trust New York Corporation's results of operations and financial condition appears on pages 27 through 47. The discussion and analysis should be read in conjunction with the financial statements and supplemental financial data which begin on page 50.

RESULTS OF OPERATIONS

1993 Summary and Highlights

Bankers Trust New York Corporation and subsidiaries (the "Corporation", or the "Firm") earned a record $1.070 billion before cumulative effects of accounting changes for the year 1993, up $431 million, or 67 percent, from the $639 million recorded in 1992. On the same basis, primary earnings per share were $12.40, up 72 percent from $7.23 in 1992.

  The 1993 results reflected record levels of trading, net interest and fiduciary and funds management revenue, as well as a 25 percent improvement in corporate finance fees, a nearly ten-fold increase in net revenue from equity investment transactions and a lower provision for credit losses. These factors were partially offset by a 29 percent rise in noninterest expenses, driven by higher incentive compensation expense.

  The Corporation's net income for 1993 was $995 million, or $11.51 primary earnings per share, versus net income of $1.085 billion, or $12.53 primary earnings per share, in 1992.

  The following financial highlights demonstrate the success of the Corporation's strategy as it has evolved over the past several years:
  - The Corporation's focus on profitability and risk-adjusted return on capital ("RAROC") produced a competitively high 26.33 percent return on equity for 1993, up from 19.52 percent for 1992, before cumulative effects of accounting changes in each year;
  - The strategic change in the Corporation's business from a more traditional "originate and hold" outlook to one emphasizing an active underwriting and distribution capability has improved asset quality and overall liquidity; and
  - A strengthened capital position is reflected in increases during 1993 of 18 percent and 20 percent in common stockholders' equity and book value per common share, respectively.

  The Corporation has maintained its commitment to building its various client-oriented revenue streams, which are complemented by its proprietary trading activities. Over the past several years, the Corporation has become a recognized leader in these client-oriented businesses, with particular emphasis in the area of risk management. The Corporation's focus on client-oriented businesses is apparent in its business functions, which cut across the organizational structure.

Business Functions

In addition to the reported income statement categories, the Corporation breaks down and analyzes its business on the basis of five interrelated business functions, which represent its core business activities. Their definitions and respective shares of income before cumulative effects of accounting changes are presented below:
  - Client Finance:  Meeting the credit and capital needs of clients.
  - Client Advisory: Providing advice and structuring transactions designed to implement client financial strategies.
  - Client Financial Risk Management: Helping clients manage their financial exposure.
  - Client Transaction Processing: Providing operating and administrative services to clients.
  - Trading and Positioning: Proprietary activity involving securities, derivatives, currency, commodity and funding transactions, as well as positions assumed as part of client risk management activities.

  Because the Corporation's business is complex in nature and its operations are highly integrated, it is impractical to segregate the respective contributions of the business functions with precision. For example, the Client Advisory function is difficult to split from the Client Finance function, since most complex financings include both an element of advice and the arrangement of credit for the client. Further, transactions undertaken for purposes of Client Financial Risk Management may contain an element of Client Finance or Trading and Positioning. Finally, the Trading and Positioning function serves as an element of support for client-based activities. As a result, estimates and subjective judgments have been made to apportion revenue and expenses among the business functions. In addition, certain revenue and expenses have been excluded from the business functions because, in the opinion of management, they could not be reasonably allocated or because their attribution to a particular function would be distortive. In 1993 and 1992, approximately $60 million and $40 million, respectively, of corporate expenses and, in 1992, approximately $95 million of revenue (principally interest), were not allocated or attributed to business functions. The corporate expenses included items such as premises costs for temporarily unoccupied space; the interest revenue in 1992 primarily related to cash receipts and proceeds from past due claims on refinancing countries. Despite these important qualifications concerning the precision of the allocation of income before cumulative effects of accounting changes among the functions, the Corporation believes that the categories and the amounts presented provide a reasonable insight into the sources of its income. Subject to the foregoing limitations, estimates and assumptions, a discussion of significant factors affecting the results is presented below.

  Client Finance - Client Finance activities generate net interest revenue and corporate finance fees from the following major products: debt and equity underwriting, commercial paper, lending, loan syndication, leasing, structured finance and private placements. Client Finance income in 1993 rose to $76 million from a slight loss in the prior year, principally due to a strong market for debt underwritings worldwide, improved profitability of loan syndications and a decline in credit costs attributable to the improvement in the loan portfolio.

  Client Advisory - Client Advisory activities include asset management, trust advisory, merger and acquisition, strategic risk management, insurance and other specialized advisory services. These activities principally give rise to fiduciary and funds management revenue, and fees and commissions. Client

                                                                BANKERS TRUST 27

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Advisory income declined by approximately 45 percent, to $63 million, in 1993. While the majority of services earned higher revenue than in 1992, this was offset by increased investments in 1993 in human resources and technology necessary to support business expansion and enhance the related infrastructure. Performance-based funds management fees declined from their 1992 level.

  Client Financial Risk Management - Primary risk management products include derivatives contracts related to interest rates, currencies, equities and commodities (or indices thereof), and credit. These products generate both trading and net interest revenue. The Corporation continues to benefit from the expanded use of an increasingly sophisticated array of risk management products by clients on a global basis. As a result, Client Financial Risk Management income increased by approximately 50 percent in 1993, to $336 million.

  Client Transaction Processing - This business function produces net interest revenue, fiduciary and funds management revenue, and fees and commissions from money transfer, securities custody and clearance, securities lending, and retirement plan recordkeeping and administrative services. Processing volumes in 1993 were up slightly. However, profit margins in Client Transaction Processing were generally flat to slightly down, which together with higher expenses due to significant investments in new systems (designed to improve future margins), led to a modest decline in income, to $60 million.

  Trading and Positioning - Trading and Positioning activities involve U.S. government and agency securities, foreign government securities, various derivative positions (including those assumed on behalf of clients), currencies, equities (including private equities which are generally held for the intermediate- to long-term) and increasingly, commodities, which generate trading, net interest and other revenue. 1993 provided favorable market conditions surrounding interest rates, upon which the Corporation capitalized in its mainstream U.S., European and Japanese bond trading. The year also afforded profitable trading opportunities in emerging markets, especially Latin America. As a result, income from Trading and Positioning activities tripled, to $594 million, in 1993.

Financial Reporting Matters

Effective January 1, 1993, the Corporation adopted the new Statements of Financial Accounting Standards ("SFAS") for postretirement benefits other than pensions (SFAS 106) and postemployment benefits (SFAS 112). In adopting SFAS 106 and SFAS 112, the Corporation recorded charges to earnings of $100 million and $7 million, respectively, (or $70 million and $5 million, respectively, net of income taxes) for the cumulative effects of these changes in accounting principles. Effective January 1, 1992, the Corporation adopted the new accounting standard for income taxes (SFAS 109), resulting in the recording of a $446 million credit to earnings for the cumulative effect of that accounting change.

  Effective with its December 31, 1993 financial statements, the Corporation changed its reporting of earnings per common share. The Corporation now reports primary and fully diluted earnings per share. Previously, the Corporation's reported earnings per common share were based solely on the number of average common shares outstanding, due to the fact that the difference between that figure and primary earnings per share was not significant. The Corporation is now reporting primary and fully diluted earnings per share for all prior periods presented.

  As used throughout this Annual Report, the term "international" signifies information based on the domicile of the customer, whereas the term "foreign office" refers to the location in which the transaction is recorded.

- --------------------------------------------------------------------------------
Statement of Income Analysis

Net Interest Revenue

Fully taxable net interest revenue for 1993 was a record $1.396 billion, up $197 million, or 16 percent, from 1992. Net interest revenue of $1.199 billion in 1992 had increased by $430 million, or 56 percent, from the amount earned in 1991.

  The $197 million increase in net interest revenue during 1993 was due to a $274 million, or 84 percent, increase in trading-related net interest revenue, which totaled $601 million for 1993. The Firm's trading-related net interest revenue began to climb significantly in the third quarter of 1992, and, on a year-over-year basis, it increased in each quarter of 1993.

  A significant portion of the Firm's trading and risk management activities involve positions in interest rate instruments and related derivatives. The revenue from these activities can periodically shift between trading and net interest, depending on a variety of factors, including risk management strategies. Therefore, the Corporation views trading revenue and trading-related net interest revenue together. Within the section on trading revenue herein (page 32), this revenue is discussed as a whole (trading and trading-related net interest) for 1993 versus 1992.

  Aside from trading-related net interest revenue, the Corporation's fully taxable net interest revenue for 1993 declined by $77 million, or 9 percent, from 1992. This decrease was primarily attributable to the combination of lower levels of average interest-earning assets, particularly loans, and a $38 million decline, to $48 million, in interest recognized on past due claims with Argentina and Brazil.

  For the 1992-versus-1991 comparison, excluding an increase of $59 million in interest revenue recognized on nonaccrual Brazilian and Argentine assets, fully taxable net interest revenue increased by $371 million. This increase was almost entirely due to substantially higher trading-related net interest generated by government securities positions used in interest rate and currency arbitrage activities and as hedges of derivative products and foreign currency trading positions. These activities benefited greatly from the extremely steep yield curve that existed throughout most of 1992. Also, these securities positions resulted in a sharply higher level of average interest-earning assets than in 1991.

  Total interest revenue recognized during 1992 on nonaccrual Brazilian and Argentine assets was $86 million, which repre-

28 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

sented a combination of cash receipts and proceeds from sales of past-due-interest instruments issued by these refinancing countries. Partially offsetting these factors was a lower contribution from earning assets financed by noninterest-bearing funds, which resulted from the lower rate environment of 1992.

Table 2 Net Interest Revenue Analysis

The table below presents the Corporation's trend of net interest revenue, average balances and rates. For further details on these statistics, see pages 81 through 83.

($ in millions) Year Ended December 31,             1993      1992      1991
- ---------------------------------------           -------   -------   -------
Net interest revenue
Book basis                                        $ 1,314   $ 1,147   $   737
Tax equivalent adjustment*                             82        52        32
                                                  -------   -------   -------
Fully taxable basis                               $ 1,396   $ 1,199   $   769
                                                  =======   =======   =======
Average balances
Interest-earning assets                           $76,798   $66,329   $52,808
Interest-bearing liabilities                       69,676    59,563    47,834
                                                  -------   -------   -------
Earning assets financed by
 noninterest-bearing funds                        $ 7,122   $ 6,766   $ 4,974
                                                  =======   =======   =======
Average rates (fully taxable basis)
Yield on interest-earning assets                     5.88%     6.44%     8.24%
Cost of interest-bearing liabilities                 4.48      5.16      7.49
                                                  -------   -------   -------
Interest rate spread                                 1.40      1.28       .75
Contribution of noninterest-bearing funds             .42       .53       .71
                                                  -------   -------   -------
Net interest margin                                  1.82%     1.81%     1.46%
                                                  =======   =======   =======

* The applicable combined federal, state and local incremental tax rates used to determine the tax equivalent adjustments (which recognize the income tax savings on tax-exempt assets) were 42 percent for 1993 and 41 percent for 1992 and 1991.

- --------------------------------------------------------------------------------
Summary of Credit Loss Experience

Charge-Off Procedures and Adequacy of the Allowance for Credit Losses

As part of the Corporation's overall management and control process, the Credit Audit Department is charged with the responsibility for performing an ongoing independent examination of the portfolio, including loans, credit-related commitments, derivatives and other financial instruments. All significant items in the portfolio are reviewed annually; those under special supervision, such as cash basis loans and renegotiated loans, are reviewed quarterly. In addition, all levels of management are required to bring to the attention of the Credit Audit Department any credit risk where an additional review of the counterparty's financial position is believed to be warranted. The Credit Audit Department reports at least quarterly to the Audit Committee of the Board of Directors which, in turn, reports to the full Board of Directors with recommendations for charge-offs. The Board has the final decision-making responsibility in authorizing charge-offs.

  In addition to the above procedures, federal and State of New York bank examiners perform examinations of the Corporation's credit risks. The reports on these examinations are reviewed by the Credit Audit Department with the Audit Committee.

  The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. Various factors are collectively weighed by management in determining the adequacy of the allowance. The Credit Audit Department and bank regulatory authorities assess and issue reports on the quality of the portfolio and on the adequacy of the allowance. As part of their annual audit, the Corporation's independent auditors assess the adequacy of the allowance and the provision for credit losses. These procedures include discussions with management, a review of selected credit files and an evaluation of the periodic reports issued by the Credit Audit Department and regulatory examiners.

  In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's portfolio.

                                                                BANKERS TRUST 29

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Table 3 Analysis of the Allowance for Credit Losses

The following table analyzes the changes in the allowance for credit losses.

($ in millions) Year December 31,                                 1993     1992     1991     1990     1989
- --------------------------------                                 ------   ------   ------   ------   ------
Allowance for credit losses, beginning of year                   $1,620   $1,806   $2,169   $2,732   $1,314
                                                                 ------   ------   ------   ------   ------
Charge-offs
 Domestic
  Commercial and industrial                                          64      164       89      110      219
  Financial institutions                                              4        -        2        -        3
  Real estate
   Construction                                                       6        3        1        6        1
   Mortgage                                                          51       35       22        1        6
  Other                                                               1        -        1        4        1
 International
  Nonrefinancing country                                            302       98      152      118       36
  Refinancing country                                                32       43      220      250      243
                                                                 ------   ------   ------   ------   ------
Total charge-offs                                                   460      343      487      489      509
                                                                 ------   ------   ------   ------   ------
Recoveries
 Domestic
  Commercial and industrial                                          19        7       24       28       16
  Financial institutions                                              -        -        -        1        -
  Real estate
   Mortgage                                                           1        1        -        -        -
  Other                                                               2        2        -        1        2
 International
  Nonrefinancing country                                              7       16        5       15       23
  Refinancing country                                                42       23       20       12       11
                                                                 ------   ------   ------   ------   ------
Total recoveries                                                     71       49       49       57       52
                                                                 ------   ------   ------   ------   ------
Total net charge-offs /(1)/                                         389      294      438      432      457
Losses on sales and swaps of refinancing country loans                -      117      163      325        2
                                                                 ------   ------   ------   ------   ------
Total net charges to the allowance                                  389      411      601      757      459
Provision for credit losses                                          93      225      238      194    1,877
                                                                 ------   ------   ------   ------   ------
Allowance for credit losses, end of year                         $1,324   $1,620   $1,806   $2,169   $2,732
                                                                 ======   ======   ======   ======   ======
Percentage of total net charges to average loans for the year      2.54%    2.45%    3.15%    3.57%    2.00%
                                                                 ======   ======   ======   ======   ======
/(1)/ Components:
  Secured by real estate                                         $  116   $   71   $   61   $   17   $    7
  Real estate related                                                 3       27       40       11        1
  Highly leveraged                                                   15      117       63      126      110
  Other nonrefinancing country                                      265       59       74       40      107
  Refinancing country                                               (10)      20      200      238      232
                                                                 ------   ------   ------   ------   ------
    Total                                                        $  389   $  294   $  438   $  432   $  457
                                                                 ======   ======   ======   ======   ======

Provision and Allowance for Credit Losses

The provision for credit losses amounted to $93 million for 1993, compared with $225 million for 1992 and $238 million in 1991.

  Total net charge-offs for 1993 were $389 million, compared with $294 million in the prior year and $438 million during 1991. Nonrefinancing country net charge-offs for 1993 were $399 million and included charge-offs of $221 million which resulted from the sale of Mexican government Par and Discount Bonds and industrial development bonds, as well as the loss on revaluation to market value of the remainder of these bonds as the result of their designation as available for sale in connection with the adoption of SFAS 115 at December 31, 1993. Net charge-offs of $119 million of real estate loans and $15 million of loans to highly leveraged borrowers were also recorded during 1993. For 1992, nonrefinancing country net charge-offs were $274 million, which included $117 million of loans to highly leveraged borrowers, $98 million of real estate loans and $59 million to other borrowers, $50 million of which was attributable to a single domestic commercial credit. In 1993, the Corporation recorded $10 million of refinancing country net recoveries. In 1992, refinancing country net charge-offs totaled $20 million, which included charge-offs of the Corporation's remaining medium- and long-term loans (after sales of $295 million of such loans which resulted in losses of $117 million during the year) to all refinancing countries other than Brazil and Venezuela. Gross charge-offs during 1993 were $460 million, compared with $343 million for 1992.

  The allowance for credit losses decreased to $1.324 billion at December 31, 1993, from $1.620 billion at year end 1992 and $1.806 billion at December 31, 1991. The allowance was equal to 136 percent, 118 percent and 103 percent of total cash basis loans at December 31, 1993, 1992 and 1991, respectively. Total medium- and long-term loans to refinancing countries were $131 million at December 31, 1993, which consisted mostly of cash basis loans to Brazilian borrowers. At December 31, 1992, the Corporation's refinancing country loan portfolio, consisting

30 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

primarily of loans to Brazilian borrowers, had a total book value of $259 million, which amount approximated the then-current net realizable value of this portfolio. This total was down from $588 million of total loans to refinancing countries at December 31, 1991. It was for this reason that, during 1992, the Corporation discontinued its former practice of viewing a portion of the allowance as being related to refinancing country loans.

  During 1991, the Corporation reclassified its Mexican outstandings (primarily Mexican government bonds received as part of that country's Brady Plan restructuring) and Chilean outstandings (together totaling $788 million) to nonrefinancing country status. These reclassifications were made in light of significant improvements in the two nations' economies. At December 31, 1991, the Corporation's credit loss allowance included a reserve of $259 million which could have been viewed as related to its total refinancing country loans. This amount represented 44 percent of such loans (net of collateral consisting of U.S. Treasury securities) at that date. However, the Corporation felt that a more correct way to view its coverage ratio related to its refinancing country loan portfolio was to include the allowance for credit losses related to such loans plus the cumulative charge-offs of such loans, expressed as a percentage of the adjusted total face amount of refinancing country loans. In this regard, at December 31, 1991, the Corporation's coverage of its medium- and long-term refinancing country loans was 73 percent, while the coverage of total refinancing country loans was 72 percent.

  In 1991, the provision for credit losses totaled $238 million, an increase of $44 million from 1990. In 1990, the provision for credit losses totaled $194 million, down $1.683 billion from 1989 primarily due to the $1.600 billion special provision for refinancing country credit losses recorded during 1989.

  Pursuant to a regulatory requirement, the table below provides the components of the allowance for credit losses by loan classification. This breakdown of the allowance at each year end reflects management's best estimate of possible credit losses and may not necessarily be indicative of actual future charge-offs by loan classification. It should be further emphasized that the Corporation believes that the allowance must be viewed in its entirety and is therefore available for credit losses in its entire portfolio.


(in millions) December 31,     1993    1992    1991    1990    1989
- --------------------------    ------  ------  ------  ------  ------
Domestic
 Commercial and industrial    $  115  $  162  $  147  $  148  $   92
 Financial institutions            8      19      32      32      21
 Real estate
  Construction                    15      10      10       3       3
  Mortgage                        65      50      60      28      25
 Other                             1       4      12      15      12
                              ------  ------  ------  ------  ------
  Total domestic                 204     245     261     226     153
International                    190     403     599   1,112   1,299
                              ------  ------  ------  ------  ------
  Total allocated                394     648     860   1,338   1,452
Unallocated portion*
 Domestic                        599     368     347     195      84
 International                   331     604     599     636   1,196
                              ------  ------  ------  ------  ------
Total allowance for
 credit losses                $1,324  $1,620  $1,806  $2,169  $2,732
                              ======  ======  ======  ======  ======

* This amount and any unabsorbed portion of the allocated allowance is also available for credit losses in the entire portfolio.

  For purposes of providing information required by regulatory authorities and subject to the above limitations, the following table presents an analysis of the changes in the international component of the allowance for credit losses:

(in millions)
Year Ended December 31,                 1993    1992    1991    1990    1989
- ----------------------------------    ------  ------  ------  ------  ------
Balance, beginning of year            $1,007  $1,198  $1,748  $2,495  $1,077
                                      ------  ------  ------  ------  ------
Net charge-offs
 Charge-offs                             334     141     372     368     279
 Recoveries                               49      39      25      27      34
                                      ------  ------  ------  ------  ------
  Total net charge-offs                  285     102     347     341     245
Losses on sales and swaps of
 refinancing country loans                 -     117     163     325       2
                                      ------  ------  ------  ------  ------
  Total net charges to the
     allowance                           285     219     510     666     247
Provision for credit losses               40      61     148     112   1,665
Reallocation to domestic allowance       241      33     188     193       -
                                      ------  ------  ------  ------  ------
Balance, end of year                  $  521  $1,007  $1,198  $1,748  $2,495
                                      ======  ======  ======  ======  ======

  The 1993 reallocation of $241 million from the international to the domestic component of the allowance for credit losses was based on the continuing evaluation of the Corporation's overall credit portfolio. The reduction in the international allowance was primarily attributable to the sale of Mexican government Par and Discount Bonds during 1993 and the designation of the remainder of these bonds, as well as certain Brazilian government bonds, as securities available for sale.

  The 1991, 1990, and 1989 international allowances included $259 million, $1.487 billion and $2.418 billion, respectively, of reserves which could have been viewed as related to refinancing country loans. The 1991 year-end allowance related to refinancing country loans decreased $1.228 billion from year end 1990, due to the reallocation of $865 million to the portion of the allowance which could have been viewed as available for nonrefinancing country loans, net charge-offs of $200 million and losses of $163 million resulting from sales of $377 million of loans. The net charge-offs consisted of gross charge-offs of $220 million and recoveries of $20 million. The 1991 reallocation was due mainly to the reclassification of Mexican and Chilean loans to nonrefinancing country status, as well as the deterioration of certain major economies around the world and the resultant increase in nonrefinancing country cash basis loans.

  During 1990, the allowance relating to refinancing country loans decreased $931 million from year end 1989, due to losses of $325 million resulting from sales and swaps of $1.006 billion of loans; net charge-offs of $238 million; and a reallocation of $368 million to the portion of the allowance which could have been viewed as available for nonrefinancing country loans. The net charge-offs consisted of gross charge-offs of $250 million and recoveries of $12 million.

                                                                BANKERS TRUST 31

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Trading Revenue

The Corporation conducts its global trading of debt and equity securities, money market instruments, derivative products and foreign exchange as an integrated business because of the dynamic interplay between worldwide interest rates, exchange rates and equity indices. Trading revenue is generated by proprietary activities and client-related activities. Proprietary activities include the trading of U.S. government and agency securities, foreign sovereign securities and foreign exchange and currency options, and commodities, as well as the intermediate and longer-term proprietary trading of liquid securities, foreign exchange and derivative products. The Firm also trades restructured loans, bonds, equities and other instruments of Latin American and other emerging markets issuers. Trading activities also encompass the Firm's dealer business of providing risk management products for clients, including derivatives such as swaps, options, forwards and other similar types of contracts.

  A significant portion of the Firm's trading and risk management activities involve positions in interest rate instruments and related derivatives. The revenue from these activities can periodically shift between trading and trading-related net interest, depending on a variety of factors, including risk management strategies.

  Trading-related net interest revenue represents interest earned on cash instruments held in the trading positions for either proprietary trading or risk management purposes, less the cost to fund both cash and derivatives positions.

  For the year 1993, trading revenue was a record $1.631 billion, up $735 million, or 82 percent, from the $896 million reported in 1992, which had been $333 million lower than 1991. Similarly, trading-related net interest increased to $601 million, up $274 million, or 84 percent, from $327 million in 1992. The $1.009 billion increase in combined trading revenue and trading-related net interest revenue in 1993 resulted from the Firm's increased positioning in sovereign bonds and other interest rate-sensitive securities and particularly in instruments denominated in European currencies and in Yen as well as in the issues of several emerging markets countries. These positions were acquired in connection with both proprietary and client risk management activities.

  The table below quantifies the Firm's 1993 trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                         Trading-
                                          Related
                                              Net
(in millions)                   Trading  Interest
Year Ended December 31, 1993    Revenue   Revenue    Total
                                -------  --------   ------
Interest rate risk               $1,066      $642   $1,708
Foreign exchange risk               191         -      191
Equity and commodity risk           374       (41)     333
                                -------  --------   ------
Total                            $1,631      $601   $2,232
                                =======  ========   ======
Year ended December 31, 1992     $  896      $327   $1,223
                                =======  ========   ======

  The 1992 decline in trading revenue compared to 1991 was offset by higher trading-related net interest revenue. The decrease in trading revenue in 1992 was primarily attributable to a sharp decline in profits from the trading of emerging markets assets, as well as losses from certain fixed income trading strategies. In addition, although trading revenue from client-related risk management businesses contributed over one-half of trading revenue in 1992, these businesses did experience an overall decline in trading revenue from that recorded in 1991.

  During both 1991 and 1992, the Corporation modified its accounting policy with regard to certain emerging markets trading account assets, with an immaterial effect on net income in each year. See Note 1 of Notes to Financial Statements.

  The Corporation's business is affected by global factors, including, but not limited to, economic and political conditions, broad trends in business and finance, legislation and regulation affecting the U.S. and foreign business and financial communities, currency, commodity and equity values, market conditions and the level and volatility of interest rates. Among other effects, these factors affect the volume and price levels of securities, foreign exchange rates, futures and commodities transactions and the stability and liquidity of markets. In particular, in the first quarter of 1994, market conditions have been difficult due to, among other things, the Federal Reserve Board's decision to raise short-term interest rates and the breakdown of U.S.-Japan trade talks, which conditions have adversely affected certain of the Corporation's trading positions. The Corporation issued a public statement on March 2, 1994, that "... its operations thus far in 1994 have been profitable." The Corporation's operations in 1994 continue to be profitable as of the date of this document.

Fiduciary and Funds Management Revenue

Fiduciary and funds management revenue was a record $703 million in 1993, up $55 million, or 8 percent, from the $648 million earned in 1992, which was $81 million higher than the $567 million recorded in 1991. The increase in 1993 was primarily due to new business in securities lending and retirement services, as well as higher levels of private banking assets under management. These improvements were partially offset by a decline in performance-based funds management fees. The increase in 1992 was due primarily to higher revenue from asset management activities, particularly performance-based foreign exchange funds management for institutional clients, as well as from private banking services.

32 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Fees and Commissions

Total fees and commissions were $710 million for 1993, which represented an increase of $122 million, or 21 percent, from the $588 million earned in 1992, which had been $77 million higher than the $511 million recorded in 1991. Of the 1993 increase, $81 million related to corporate finance fees, which rose by 25 percent, to $407 million. The 1993 increase in corporate finance fees was driven by higher revenue from securities underwriting and loan and lease syndication activities, as the year's extremely favorable market conditions led many of the Firm's clients to restructure their balance sheets. The largest components of the remaining $41 million increase were fees from the structuring of products for employee benefit plans and fees for brokerage services.

  Corporate finance fees of $326 million for 1992 were higher by $77 million, or 31 percent, than the 1991 total. This had represented the first full-year increase in corporate finance fees since 1988. The 1992 increase in corporate finance fees was due primarily to higher fees from securities underwriting, financial advisory and loan syndication activities.

Other Noninterest Revenue

Other noninterest revenue totaled $307 million for 1993, an increase of $104 million from 1992. The largest factor in this increase was a nearly ten-fold increase in net revenue from equity investment transactions, including write-offs, to a record $126 million. This category of other noninterest revenue included $32 million of total equity write-offs in 1993 (down from $52 million in 1992), as well as a $16 million gain on the sale of the Corporation's minority interest in A.F.P. Provida, S.A., a Chilean pension fund administrator. Also contributing to the year-to-year increase in other noninterest revenue were a $14 million increase in insurance premium revenue, a 1993 gain on the sale of the Corporation's Bankstat business and slightly higher gains on sales of certain other assets. Partially offsetting these factors were a higher level of losses from the revaluation of non-trading foreign currency positions and a 1993 writedown of assets previously acquired in satisfaction of indebtedness as well as gains during 1992 from the partial curtailment of an overseas defined benefit plan ($15 million) and the sale of the San Francisco branch of the California subsidiary ($10 million).

  Other noninterest revenue totaled $203 million for 1992, up $34 million from 1991. The increase was due largely to a lower level of losses in 1992 from the revaluation of certain non-trading foreign currency positions. Also contributing to the increase were the combined effects of the recognition during 1992 of the $15 million overseas benefit plan curtailment gain, versus a $6 million gain from the partial curtailment of the principal domestic plan in 1991; the $10 million gain in 1992 on the San Francisco branch sale, and modest gains on sales of other assets, versus losses on such sales in 1991. Partially offsetting these factors was a $12 million decline in net revenue from equity investment transactions, to $13 million. In 1992, the latter category included $52 million in write-offs, compared to $34 million of equity write-offs in 1991.

Noninterest Expenses

Total noninterest expenses were $3.035 billion for 1993, an increase of $688 million, or 29 percent, from the $2.347 billion recorded in 1992. Incentive compensation and employee benefits expense increased by $442 million, or 61 percent, driven by a higher bonus accrual recorded in connection with the higher earnings, although higher severance expense was also a factor in the increase. Salaries expense was up $57 million, or 9 percent in 1993. The average number of employees increased by 7 percent from the 1992 figure, to 13,334.

  All other noninterest expenses totaled $1.176 billion for 1993, which was $189 million, or 19 percent, higher than in 1992. Increases in other real estate expense, fees for professional services, agency personnel fees, the provision for policyholder benefits and contributions expense accounted for two-thirds of the total 1993 increase.

  Noninterest expenses totaled $2.347 billion for 1992, an increase of $160 million, or 7 percent, over the $2.187 billion recorded in 1991. Personnel-related expenses of $1.360 billion for 1992 increased by $124 million, or 10 percent, from 1991. Salaries expense increased $24 million, or 4 percent, while incentive compensation and employee benefits expense increased $100 million, or 16 percent. The latter increase was due largely to higher incentive compensation, based on higher earnings and an $18 million increase in 1992 resulting from an amendment of a performance award program. Partially offsetting these factors was a decline in severance expense in 1992.

  All other expenses totaled $987 million for 1992, up $36 million, or 4 percent, from 1991. Increases were recorded in a variety of expense categories driven by higher levels of business activity, including agency personnel fees, travel and entertainment, and fees for professional services. These factors were partially offset by a $22 million charge recorded during 1991 related to the cost of vacated premises.

Income Taxes

Income tax expense for 1993 amounted to $480 million, compared with $267 million for 1992. The effective tax rate for 1993 was 31 percent, while the 1992 effective tax rate was 29 percent. These figures exclude the income taxes included in the reported cumulative effects of accounting changes for SFAS 106 and SFAS 112 (1993) and SFAS 109 (1992).

  The effective tax rate for 1991 was 20 percent. Excluding the effect of $63 million of previously unrecognized federal tax benefits recorded that year, the effective tax rate for 1991 was 28 percent.

  In connection with the adoption of SFAS 109, a valuation allowance of $227 million was recorded effective January 1, 1992. The valuation allowance, the amount of which was unchanged through December 31, 1993, related to deferred tax assets the realization of which are dependent on the source and mix of future income.

                                                                BANKERS TRUST 33

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

International Operations

International operations have made a significant contribution to consolidated results, consistent with the emphasis the Corporation has placed on foreign markets. The Corporation's assets and summarized results of operations for 1993, 1992 and 1991 have been segregated between domestic and international operations in Note 21 of Notes to Financial Statements. This analysis, which is based on the domicile of the customer, incorporates numerous subjective assumptions.

  International net income totaled $865 million for 1993, compared with $964 million for 1992. International operations contributed 87 percent and 89 percent of the Corporation's net income in 1993 and 1992, respectively. Included in 1992 net income was the $446 million credit for the cumulative effect of adopting SFAS 109, which was primarily attributable to the Western Hemisphere. International income before cumulative effects of accounting changes increased by $347 million in 1993, to $865 million. Significant geographic components of this increase follow.

  United Kingdom earnings improved by $388 million, as trading revenue improved significantly and was partially offset by higher noninterest expenses. Asia income increased by $51 million, primarily due to higher trading revenue in Hong Kong, Singapore, Tokyo and Seoul, offset in part by lower net interest revenue and higher noninterest expenses. Western Hemisphere income declined by $35 million, primarily due to lower interest revenue from nonaccrual Brazilian assets and a higher provision for policyholder claims, partially offset by increases in trading revenue, insurance premium revenue and interest revenue from nonaccrual Argentine assets. Australia/New Zealand earnings decreased by $24 million, primarily due to higher noninterest expenses and lower trading revenue, partially offset by higher fiduciary and funds management revenue and fees and commissions.

  Domestic net income increased by $9 million in 1993. Excluding the cumulative effects of adopting SFAS 106 and SFAS 112, domestic earnings increased by $84 million. Significant favorable variance factors included higher net interest revenue, fees and commissions, and other noninterest revenue as well as a lower provision for credit losses. Partially offsetting these favorable factors were lower trading revenue and higher noninterest expenses.

  International total assets were $47.8 billion at December 31, 1993, compared with $37.0 billion at December 31, 1992 and represented 46 percent and 43 percent of total consolidated assets (before intersegment eliminations), respectively. The $10.8 billion increase was primarily due to increases in United Kingdom and Europe trading account assets.

  International net income totaled $964 million for 1992, compared with $402 million for 1991. International operations contributed 89 and 60 percent of the Corporation's net income in 1992 and 1991, respectively. Excluding the cumulative effect of adopting SFAS 109, international income rose in 1992 by $116 million.

  The increase in 1992 international income before cumulative effects of accounting changes as compared to 1991 was primarily due to improved results in the United Kingdom. United Kingdom earnings improved by $104 million, as higher net interest revenue and a lower provision for credit losses were only partially offset by lower noninterest revenue. A $19 million increase in Asia income reflected higher trading revenue in Tokyo and Hong Kong, offset in part by lower net interest revenue. Australia/New Zealand income was $18 million higher due to increases in fiduciary and funds management revenue and net interest revenue, offset in part by lower trading revenue. Middle East/Africa earnings declined by $19 million, due to higher noninterest expenses. Income for Europe was $15 million lower than in 1991, primarily due to decreased trading revenue, offset in part by higher net interest revenue and a lower provision for credit losses.

  Western Hemisphere net income in 1991 exceeded its income before taxes in that year. This was primarily due to the recognition of income tax benefits attributable to less-developed-country credit loss provisions which had been recorded in earlier years.

  Domestic net income decreased by $144 million in 1992. Significant variance factors included lower trading revenue and increases in both the provision for credit losses and noninterest expenses. These were partially offset by increases in net interest revenue, corporate finance fees and fiduciary and funds management revenue.

  International total assets were $37.0 billion at December 31, 1992, compared with $40.4 billion at December 31, 1991 and represented 43 percent and 50 percent of total consolidated assets (before intersegment eliminations), respectively. The $3.4 billion decline was primarily due to decreases in Australia/New Zealand, United Kingdom and Western Hemisphere. The Australia/New Zealand decline was primarily due to decreases in trading account assets and investment securities. Declines in United Kingdom and Western Hemisphere were primarily due to movements in intersegment balances.

34 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

CHANGES IN FINANCIAL CONDITION

A discussion of significant changes in the Corporation's on- and off-balance sheet activities, both of which affect financial condition, is included below.

Balance Sheet Analysis
Table 4 below highlights the trends in the balance sheet over the past two years. Because annual averages tend to conceal trends and year-end balances can be distorted by one-day fluctuations, fourth quarter averages for each year are provided to give a better indication of trends in the balance sheet.

Table 4 Condensed Balance Sheets - Fourth Quarter Averages

(in millions)                                                       1993       1992       1991

Assets
 Interest-bearing deposits with banks                              $ 2,042    $ 2,777   $ 4,157
 Federal funds sold                                                    488        746       513
 Securities purchased under resale agreements                        8,791     14,148     9,317
 Securities borrowed                                                 2,343          -         -
 Trading account assets                                             41,942     26,547    18,371
 Investment securities
  Taxable                                                            5,541      5,321     5,248
  Exempt from federal income taxes                                   1,030        901       727
                                                                   -------    -------   -------
    Total investment securities                                      6,571      6,222     5,975

 Loans
  In domestic offices                                                8,446     10,997    10,673
  In foreign offices                                                 5,765      6,026     7,497
                                                                   -------    -------   -------
    Total loans                                                     14,211     17,023    18,170
                                                                   -------    -------   -------
  Total interest-earning assets                                     76,388     67,463    56,503
 Cash and due from banks                                             1,971      1,466     1,608
 All other assets                                                   10,300      7,246     9,866
 Allowance for credit losses                                        (1,494)    (1,667)   (1,829)
                                                                   -------    -------   -------
Total                                                              $87,165    $74,508   $66,148
                                                                   =======    =======   =======
Liabilities
 Interest-bearing deposits
  In domestic offices                                              $ 8,511    $ 8,231   $ 6,093
  In foreign offices                                                12,410     11,798    14,401
                                                                   -------    -------   -------
   Total interest-bearing deposits                                  20,921     20,029    20,494
 Securities sold, not yet purchased                                  7,430      5,693     2,758
 Securities sold under repurchase agreements                        21,671     18,800    13,394
 Other short-term borrowings                                        14,504     11,009    12,566
 Long-term debt                                                      5,450      4,102     2,961
                                                                   -------    -------   -------
  Total interest-bearing liabilities                                69,976     59,633    52,173
 Noninterest-bearing deposits                                        3,932      4,417     3,706
 All other liabilities                                               8,577      6,267     6,863
                                                                   -------    -------   -------
Total Liabilities                                                   82,485     70,317    62,742
                                                                   -------    -------   -------
Preferred Stock of Subsidiary                                          250          -         -
                                                                   -------    -------   -------
Stockholders' Equity
 Preferred stock                                                       250        500       500
 Common stockholders' equity                                         4,180      3,691     2,906
                                                                   -------    -------   -------
Total Stockholders' Equity                                           4,430      4,191     3,406
                                                                   -------    -------   -------
Total                                                              $87,165    $74,508   $66,148
                                                                   =======    =======   =======

The condensed average balance sheets are presented on a different basis than the spot balance sheets, in that the various categories of interest-earning assets and interest-bearing liabilities exclude certain noninterest-earning/bearing components included in the spot balance sheet captions. These components are included in "all other assets" and "all other liabilities" in the condensed average balance sheets.

                                                                BANKERS TRUST 35

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  The Corporation's strategy has de-emphasized traditional lend and hold banking in favor of fee-based origination, distribution and advisory services, as well as dealing and trading in liquid, marked-to-market trading account assets. This strategy has resulted in an improvement in the liquidity of the Corporation's balance sheet.

  The Corporation's average total assets amounted to $87.2 billion in the fourth quarter of 1993, an increase of $12.7 billion, or 17 percent, from the fourth quarter of 1992. Interest-earning assets increased by $8.9 billion, or 13 percent, although the proportion of interest-earning assets to total assets decreased from 91 percent to 88 percent in 1993.

  The average balance of total loans declined for the seventh consecutive year. Loans represented 16 percent, 23 percent and 27 percent of average total assets in 1993, 1992 and 1991, respectively. This declining loan trend reflects the fact that the majority of the medium- and long-term loans that the Corporation originates are sold or participated to other institutions. Conversely, the percentage of interest-earning trading account assets to total assets rose from 28 percent in 1991 to 36 percent in 1992 and to 48 percent in 1993. Management anticipates a continuation of the trend whereby the Corporation's loan portfolio has decreased in absolute size and has been surpassed by liquid assets, led by trading account assets, as a percentage of total assets.

  The average balance of interest-bearing deposits with banks declined once again, as these deposits comprised 2 percent, 4 percent and 6 percent of average total assets in 1993, 1992 and 1991, respectively.

  Combined securities purchased under resale agreements and securities borrowed represented 13 percent of total assets in 1993, down from 19 percent in 1992, which was up from 14 percent in 1991. The year-to-year fluctuations in these assets resulted primarily from U.S. government and agency positions maintained by BT Securities Corporation to facilitate its trading and financing activities.

  Interest-earning trading account assets averaged $41.9 billion, or 48 percent of total assets in the fourth quarter of 1993. These assets grew by 58 percent over 1992, after increasing 45 percent from 1991, reflecting market opportunities. Trading account activities are conducted globally and monitored centrally. Management anticipates continued variability in trading account size and composition as views of the economic cycle change and as the Corporation expands the markets and instruments in which it trades.

  Investment securities, which averaged $6.6 billion during the fourth quarter of 1993, increased by 6 percent from 1992, while the 1992 amount had increased by 4 percent from 1991. The size of the available-for-sale securities portfolio is related to interest rate spread opportunities.

  All other assets for 1993 increased $3.1 billion, or 42 percent, from 1992, which had decreased $2.6 billion, or 27 percent from 1991. The increase in this category during 1993 was due largely to a higher level of noninterest-earning trading account assets.

  Interest-bearing liabilities as a percentage of total funding sources was 80 percent in both 1993 and 1992, up from 79 percent in 1991. Interest-bearing liabilities increased $10.3 billion from 1992, due primarily to a $3.5 billion, or 32 percent, increase in other short-term borrowings, a $2.9 billion, or 15 percent, increase in securities sold under repurchase agreements, and a $1.7 billion, or 31 percent, increase in securities sold, not yet purchased. Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities was 52 percent in 1993 and 50 percent in 1992 and 1991. During 1993, the Corporation's excess of interest-earning assets over interest-bearing liabilities decreased from $7.8 billion to $6.4 billion, or from 12 percent to 8 percent of interest-earning assets.

  The Corporation continues to develop and access a diverse base of liability products and markets in order to minimize interest expense while balancing liquidity objectives. Swaps, options, forward rate agreements, and other hedging instruments are utilized to manage rate risk.

  Combined total stockholders' equity and preferred stock of subsidiary for 1993 increased to $4.7 billion, or 12 percent over 1992, which increased 23 percent over 1991. The 1993 increase was due primarily to the retention of $708 million of earnings (which included a $75 million charge to earnings for the cumulative effects of accounting changes), while the 1992 increase was due primarily to the retention of $817 million of earnings (which included a $446 million credit to earnings for the cumulative effect of an accounting change).

Off-Balance Sheet Analysis

The notional amounts associated with certain financial transactions are not recorded as assets or liabilities on the balance sheet. Off-balance sheet treatment is generally considered appropriate either where exchange of the underlying asset or liability has not occurred nor is assured, or where notional amounts are used solely to determine cash flows to be exchanged.

  Off-balance sheet financial instruments consist of derivatives contracts, when-issued securities, securities lending indemnifications and credit-related arrangements. These financial instruments are subject to varying degrees of market and credit risk. For a discussion of risks and procedures used to monitor such risks, refer to the Risk Management section below. Additional information about off-balance sheet financial instruments is provided in Notes 22, 23 and 24 of Notes to Financial Statements. The following discussion pertains solely to the Corporation's use of derivatives contracts. A table indicating the location of additional information applicable to derivatives is presented at the conclusion of this discussion.

36 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Derivatives

The markets for derivatives contracts have expanded significantly during the past decade. These instruments have provided highly effective tools that enable users to adjust risk profiles, such as interest rate, currency, or other market risks, as well as to take trading positions. Derivatives provide a cost-effective alternative to assuming market risks associated with traditional on-balance sheet financial instruments and commodities. Derivatives include swaps, futures and forwards (including forward rate agreements), options contracts (including caps, floors, collars and swap options), and other similar types of contracts and commitments based on interest rates, foreign exchange rates and the prices of equities or commodities (or related indices).

  The Corporation is a preeminent dealer of derivatives contracts in markets throughout the world. The growth in the Corporation's activities involving derivatives is attributable to its dealer-related activities. Dealers of derivatives contracts typically act as counterparty to end users or other dealers rather than functioning purely as an agent or broker. As a result, the Corporation may build up sizable positions in derivatives which may be managed by taking risk-offsetting positions in other derivatives and/or cash instruments. Counterparties to the Corporation's derivatives transactions are primarily foreign and U.S. commercial banks, and also include corporations, governments and their agencies, securities firms, finance companies, insurance companies, investment companies and pension funds.

  Although the notional amounts of derivatives are not recorded on the balance sheet, dealer-related derivatives are carried at their market values. Gains and losses related to these positions are included in trading revenue.
Substantially all of the Corporation's derivatives positions at December 31, 1993 were dealer-related and accounted for in this manner. These positions may vary significantly in size, similar to the on-balance sheet positions in cash instruments also carried in the Corporation's trading account.

  In addition, the Corporation, as end user, enters into derivatives transactions (principally interest rate swaps) in order to alter particular interest rate and currency exposures. For example, derivatives may be used in this manner to lower funding costs or diversify sources of funding. These positions differ from trading positions in that they are not marked to market in trading revenue and revenue or expense arising from these transactions is recognized over the life of the contract as interest revenue or expense, changing the effective interest revenue or expense of the hedged asset or liability. The notional amount of derivatives accounted for in this manner totaled $40 billion at December 31, 1993, which represented only 2 percent of the total notional amount of the Corporation's derivatives positions. At December 31, 1993, $16 billion of the notional amount of these transactions will mature in 1994, $13 billion in 1995 through 1996, $5 billion in 1997 through 1998 and $6 billion in the years thereafter. Unrealized gains and unrealized losses, net of amounts accrued in interest revenue and expense, that were attributable to end-user contracts were $674 million and $564 million, respectively, at December 31, 1993. Deferred gains and losses relating to terminated derivatives contracts were minimal at December 31, 1993.

  The notional amounts used to express the extent of the Corporation's involvement in derivatives transactions do not represent a quantification of the market or credit risk of the positions. The notional amounts presented in Note 22 of Notes to Financial Statements represent the amounts used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, except for certain contracts such as currency swaps and foreign exchange forwards. In addition, any measurement of risk is meaningful only where all related factors are identified, such as risk-offsetting transactions, master netting agreements, and the value of any related collateral. The Corporation considers such factors in its RAROC system and in other internal analyses.

  The market risk of derivatives arises principally from the potential for changes in interest rates, foreign exchange rates, and equity and commodity prices. Unlike credit risk, the market risk of derivatives is generally similar to that of the cash instrument underlying the contract. The market risk to the Corporation is not measured by the price sensitivity of individual contracts, but by the net price sensitivity of the relevant portfolio, including cash instruments. The Corporation generally manages its exposures by taking risk-offsetting positions. The market exposures arising from derivatives are monitored in the Corporation's RAROC system. During 1993, the Corporation managed significant derivatives positions in the following markets: U.S. interest rates, European interest rates and currencies, Japanese interest rates and equity derivatives.

  In times of stress, sharp price movements or volatility shocks may reduce liquidity in certain derivatives positions, as well as in cash instruments. Liquidity risk, in the context of derivatives, is based on the liquidity of the underlying cash instrument, which affects the ability of the Corporation to alter the risk profile of its positions rapidly and at a reasonable cost. The Corporation's mark-to-market practices for derivatives include adjustments in consideration of these factors, when appropriate. These practices are consistent with those applied to the Corporation's on-balance sheet financial instruments.

  The credit risk of derivatives arises from the potential for a counterparty to default on its contractual obligations. The Corporation monitors and manages credit risk associated with derivatives by applying uniform standards maintained for all activities with credit risk. In addition, the Corporation enters into master netting agreements (which incorporate the right of set-off to provide for the net settlement of covered contracts with the same counterparty in the event of default or other cancellation of the agreement) and obtains collateral where appropriate. The credit risk of derivatives is included in the Corporation's centralized credit management and RAROC systems.

                                                                BANKERS TRUST 37

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  Credit risk exists at a particular point in time when a derivative has a positive market value. Derivatives other than options may be in an unrealized gain or unrealized loss position depending on market rates and the terms of the contract. Purchased option contracts with positive market values have credit risk. At December 31, 1993, the total credit risk amounts associated with interest rate contracts, foreign exchange rate contracts, and equity and commodity contracts were $13.1 billion, $10.1 billion and $1.5 billion, respectively. These amounts did not reflect reductions for the effects of master netting arrangements. At December 31, 1993, exposures to OECD country banks and OECD country central governments represented approximately 60 percent and 7 percent, respectively, of the total of these credit risk amounts.

  Credit losses related to derivatives contracts have been minimal for the Corporation. Nonperforming derivatives contracts included in other nonperforming assets at December 31, 1993 totaled $16 million. The Corporation's allowance for credit losses is generally available for credit losses related to derivatives contracts. Derivatives are considered by the Credit Audit Department when it reviews both general and specific credit risks in the Corporation's portfolio.

  The international bank regulatory standards for risk-based capital consider the credit risk arising from derivatives in the assessment of capital adequacy. These standards were issued under the Basle Accord of July 1988 and adopted in 1989 by the U.S. bank regulators, including the Federal Reserve Board. These standards reflect the credit risk of derivatives on a conservative basis, since the calculation includes a factor for future price changes but excludes any benefit for the reduction of credit risk obtained from master netting agreements. At December 31, 1993, the risk-weighted amounts that were calculated based on these international standards for interest rate contracts, foreign exchange rate contracts, and equity and commodity contracts were $3.2 billion, $4.9 billion, and $.7 billion, respectively.

  Further information that is applicable to derivatives may be found in the following sections:

Relevant
Information                         Page  Title
- -----------                         ----  -----
Revenue by risk category              32  Trading Revenue
Risk-weighted amounts                 39  Capital Resources
RAROC system                          41  Risk Management
Accounting                            54  Significant Accounting Policies
Net amount on balance sheet           56  Trading Account Assets; Securities
                                          Sold, Not Yet Purchased
Notional and credit risk amounts      70  Financial Instruments With Off-
                                            Balance Sheet Risk
Significant counterparties            72  Concentrations of Credit Risk
Effects of end-user contracts:        73  Fair Value of Financial
                                          Instruments
                                      84  Interest Rate Sensitivity

Liquidity and Capital Resources

The Corporation believes that it has sufficient resources to meet the present and foreseeable needs of its business operations. Liquidity and capital resources are discussed separately below.

Liquidity

Liquidity is the ability to have the funds available at all times to meet the commitments of the Corporation. The Corporation has a formal process for monitoring liquidity and reviewing liquidity policy on a regular basis, for the Firm as a whole as well as for its significant legal entities.

  One of the most important aspects of liquidity management has been and continues to be the flexibility with which the Corporation manages its cash flow. Among the elements that the Corporation considers in evaluating its liquidity are: 1) marketability of assets; 2) asset-to-liability repayment/maturity characteristics; and 3) diversity of funding sources. In recent years, the Corporation has improved its liquidity through the liquification of its assets and by increasing asset turnover.

  Most of the Corporation's assets are highly liquid and of high credit quality. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading account assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading account assets are marked to market daily and include U.S. government and agency securities, state and municipal securities, foreign government obligations, and money market instruments, which together constitute the majority of total trading account assets. At December 31, 1993, the Corporation's liquid assets amounted to $71.6 billion, or 77 percent of gross total assets, up from 68 percent at December 31, 1992.

  The Corporation has continued to expand and diversify its liabilities through the globalization of its funding sources. One of the Corporation's principal sources of day-to-day funding is provided by securities sold under repurchase agreements, generally involving U.S. government and agency securities. Short-term financing is also available to the Corporation under various commercial paper programs. The remainder of the Corporation's short-term borrowings and its deposits are provided by a broadly diversified investor/depositor base in various markets throughout the world.

  The Corporation maintains excess liquidity through its base of liquid assets, as well as through its substantial borrowing capacity, which includes unused committed credit lines. The Corporation had available $500 million of unused bank facilities under such lines at December 31, 1993.

  The Corporation's consolidated long-term debt at December 31, 1993 totaled $5.6 billion, all of which was unsecured, and consisted of $2.6 billion in senior borrowings and $3.0 billion of subordinated debt, issued principally by the Parent Company and Bankers Trust Company ("BTCo."), the Corporation's principal banking subsidiary. These borrowings mature between 1994 and

38 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

2033, as detailed in Note 9 of Notes to Financial Statements.

  The following information should be read in conjunction with the consolidated statement of cash flows, which appears on page 53.

  Cash and due from banks increased $366 million for the year ended December 31, 1993, as the net cash provided by financing activities exceeded the net cash used in operating and investing activities. The $13.0 billion of net cash provided by financing activities resulted from net increases of $7.6 billion in other short-term borrowings and $6.4 billion in securities sold under repurchase agreements, partially offset by a $2.1 billion decrease in deposits. The $11.9 billion of net cash used in operating activities primarily resulted from a $14.6 billion increase in net trading assets, offset in part by $1.5 billion of earnings adjusted for noncash charges and credits. Within the investing activities category, cash outflows from purchases of investment securities ($8.1 billion) and from a net increase in securities purchased under resale agreements ($2.9 billion) were offset in part by cash inflows from sales, maturities and other redemptions of investment securities ($7.6 billion) and a decrease in interest-bearing deposits with banks ($1.4 billion).

  For the year ended December 31, 1992, cash and due from banks decreased $363 million, as the sum of net cash used in operating and investing activities exceeded the net cash provided by financing activities. The $4.4 billion of net cash used in operating activities primarily resulted from a $5.9 billion increase in net trading assets, offset in part by $1.1 billion of earnings adjusted for noncash charges and credits. The $3.2 billion of net cash used in investing activities was largely the result of cash outflows from purchases of investment securities ($6.6 billion) as well as net changes in securities purchased under resale agreements ($2.0 billion) and other loans ($1.1 billion). These factors were partially offset by cash inflows from sales, maturities and other redemptions of investment securities ($6.5 billion). Within the financing activities category, cash inflows from the net changes in securities sold under repurchase agreements ($4.9 billion) and deposits ($2.7 billion), as well as from the issuance of long-term debt ($2.0 billion) were offset in part by cash outflows from repayments of long-term debt ($1.2 billion) and the net change in other short-term borrowings ($1.0 billion).

Capital Resources

The Corporation pursues capital management with the objective of enhancing its ability to execute its global strategic business plans while retaining financial flexibility. Management believes that a strong capital base is critical to achieving these objectives.

  The Corporation actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. At the same time, management evaluates capital strength through the use of the Corporation's RAROC system which quantifies and assigns capital to business activities based upon their credit, interest rate, foreign currency, equity, commodity, liquidity and operating risks.

  Combined total stockholders' equity and preferred stock of subsidiary totaled $4.784 billion on December 31, 1993, up $663 million, or 16 percent, from year end 1992, which was up $709 million, or 21 percent, from year end 1991. The increase in 1993 was primarily attributable to net income, partially offset by $287 million of dividends declared. The increase in 1992 was due primarily to net income, partially offset by $268 million of dividends declared and $119 million of foreign currency translation adjustments.

          The Federal Reserve Board's risk-based capital guidelines addressing the capital adequacy of bank holding companies and banks (collectively, "banking organizations") include a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories, as well as minimum ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.

  Under the risk-based capital guidelines, there are two categories of capital: core capital ("Tier 1") and supplemental capital ("Tier 2"), collectively referred to as Total Capital. Tier 1 Capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries. Tier 2 capital includes perpetual preferred stock (to the extent ineligible for Tier 1), hybrid capital instruments (i.e. perpetual debt and mandatory convertible securities) and limited amounts of subordinated debt, intermediate-term preferred stock and the allowance for credit losses.

  The Federal Reserve Board's leverage constraint guidelines establish a minimum ratio of Tier 1 Capital to quarterly average total assets ("Leverage Ratio").

  In accordance with Federal Reserve Board guidelines, the stockholder's equity ($453 million at December 31, 1993 and $425 million at December 31, 1992) and risk assets of BT Securities Corporation are excluded from the calculation of the regulatory capital ratios. In computing these ratios, 50 percent of the securities subsidiary's stockholder's equity is deducted from the Corporation's Tier 1 Capital, and 50 percent is deducted from Tier 2 Capital. Similar treatment is accorded the stockholder's equity and risk assets of certain foreign insurance subsidiaries of the Corporation.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent.

  Based on their respective regulatory capital ratios at December 31, 1993, both BTCo. and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

  Table 5 indicates the regulatory capital ratios of the Corporation and BTCo. at December 31, 1993 and 1992 and the minimum regulatory guidelines.

                                                                BANKERS TRUST 39

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Table 5 Regulatory Capital Ratios

                                                               FRB
                                                             Minimum
                             December 31,   December 31,   Regulatory
                                 1993         1992/(1)/    Guidelines
                             ------------   ------------   ----------
Corporation
- -----------
Risk-Based Capital Ratios
 Tier 1 Capital                      8.50%          7.75%         4.0%
 Total Capital                      14.46%         13.64%         8.0%
Leverage Ratio                       6.28%          6.05%         3.0%
BTCo.
- -----
Risk-Based Capital Ratios
 Tier 1 Capital                      9.38%          7.99%         4.0%
 Total Capital                      12.96%         12.01%         8.0%
Leverage Ratio                       6.01%          5.59%         3.0%

(1) Regulatory capital balances and ratios at December 31, 1992 were not restated in connection with the adoption, retroactive to January 1, 1992, of SFAS 109.

The following were the essential components of the Corporation's risk-based capital ratios at the end of the two most recent years:



(in millions) December 31,      1993                     1992
                              -------                  -------
Tier 1 Capital                $ 4,072                  $ 3,339
Tier 2 Capital                  2,859                    2,537
                              -------                  -------
Total Capital                 $ 6,931                  $ 5,876
                              =======                  =======
Total risk-weighted assets    $47,916                  $43,088
                              =======                  =======

Table 6 Risk-Weighted Assets

(in billions) December 31,                                                                  1993                1992
                                                                                   -------------------    -------------------
                                                                                    Balance               Balance
                                                                                     sheet/      Risk-      sheet/      Risk-
                                                                                   notional   weighted    notional   weighted
                                                                                    amounts    amounts     amounts    amounts
                                                                                   --------    -------    --------   --------
Assets
Cash and due from banks and interest-bearing deposits with banks                   $    3.4      $  .6    $    4.5      $  .9
Federal funds sold and securities purchased under resale agreements                     9.9         .8         7.2        1.2
Securities borrowed                                                                     2.9          -         3.2          -
Trading account assets                                                                 48.3       10.3        29.9        5.4
Securities available for sale                                                           7.1        2.7           -          -
Investment securities                                                                     -          -         6.2        2.0
Loans                                                                                  15.2       12.7        17.3       14.4
Allowance for credit losses                                                            (1.3)         -        (1.6)         -
All other assets                                                                        6.6        5.0         6.2        3.6
                                                                                   --------       ----    --------       ----
Total assets                                                                           92.1       32.1        72.9       27.5
Less: applicable assets of BT Securities Corporation /(1)/                             24.3        (.2)       16.6         .4
                                                                                   --------       ----    --------       ----
Assets                                                                             $   67.8       32.3    $   56.3       27.1
                                                                                   --------       ----    --------       ----

Off-Balance Sheet Exposures
Derivatives
 Interest rate contracts                                                           $1,290.5        3.2    $  694.3        2.1
 Foreign exchange rate contracts                                                      571.3        4.9       440.8        5.1
 Equity and commodity contracts                                                        45.4         .7        31.1         .9
Credit-related arrangements                                                            15.9        7.2        19.7        8.8
Securities lending indemnifications                                                    16.6         .4        11.6         .3
When-issued securities                                                                  7.5          -         2.1          -
                                                                                   --------       ----    --------       ----
Total off-balance sheet exposures                                                   1,947.2       16.4     1,199.6       17.2
Less: applicable off-balance sheet exposures of BT Securities Corporation /(1)/        24.9         .1         4.8         .1
                                                                                   --------       ----    --------       ----
Off-Balance Sheet Exposures                                                        $1,922.3       16.3    $1,194.8       17.1
                                                                                   ========               ========
Less: allowance for credit losses limitation adjustment                                             .7                    1.1
                                                                                                 -----                  -----
Total Risk-Weighted Assets                                                                       $47.9                  $43.1
                                                                                                 =====                  =====

(1)  As well as certain foreign insurance subsidiaries

40 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  Each of the Corporation's three regulatory capital ratios improved during 1993. The Tier 1 Capital ratio increased by 75 basis points, the Total Capital ratio improved by 82 basis points and the Leverage Ratio increased by 23 basis points. All three increases resulted from higher capital, offset in part by higher asset bases. A $733 million increase in Tier 1 Capital was primarily attributable to the retention of earnings during 1993, although the effects of accounting changes recorded in connection with the adoption of SFAS 109, SFAS 106 and SFAS 112 contributed a net total of $75 million of Tier 1 Capital. Tier 2 Capital increased by $322 million, primarily as the result of net issuances of qualifying subordinated debt. The Corporation's total risk-weighted assets at December 31, 1993 were $4.828 billion higher than at year end 1992.

Risk Management

Risk management is integral to the Corporation's business and culture. The following highlights the Corporation's risk management philosophy, RAROC and risk management processes.

Risk Management Philosophy

The Corporation's risk management philosophy is built on four key principles. First, the firm-wide commitment to effective risk management starts at the senior management level. The Corporation's senior management led the development of its current risk management culture. They were principally responsible for developing, in the late 1970's, RAROC, the internal risk capital system used by the Corporation today. They are committed to understanding the risks inherent in the Corporation's business activities and focusing on managing the risk at the portfolio level. Senior management monitors the risks and profitability of the portfolio. Second, the Corporation believes in having a strong, centralized and independent control function in conjunction with autonomous, decentralized business activities. The decentralized business activities allow the Corporation to respond to client needs or market events quickly and efficiently. The business activities are primarily accountable for managing the risks they take at the transactional and business-activity level. The centralized and independent control functions oversee the risk management activities of these business activities and, in addition, manage risk at the corporate-wide portfolio level. Third, the Corporation encourages diversification of exposures as a means of limiting potential risks. Business activities and risk exposures are diversified across geographic regions, markets and products. Finally, the Corporation seeks to ensure that it has an adequate return for the risks it assumes.

RAROC

RAROC is a proprietary management system designed to measure the economic risk, or change in economic value due to changes in credit and in market prices, of the Corporation's activities and the amount of capital required to support them. It attributes capital by type of risk. These activities involve credit and market (interest rate, currency, equity and commodity) risks as well as the risk inherent in options on any of the foregoing. RAROC capital is defined as the amount of capital required to cover the largest potential loss in market value that could occur with a specified probability over a particular time period. Actual historical market volatilities and correlations are used to quantify the risks.

  This measurement system is built on uniform and consistent parameters to account for the economic risks, regardless of accounting designation. For example, it is designed to measure the risk involved in both trading account assets and loans, and on- and off-balance-sheet exposures. The Corporation uses RAROC as a tool for capital adequacy, portfolio management, performance measurement and resource allocation.

  The Corporation was among the first financial institutions to implement a risk-adjusted capital system. This system and process is part of the culture and covers all areas of the Corporation. RAROC is continually refined to reflect changes in the global financial environment, the development of new and sophisticated instruments, and the changing business profile of the Corporation.

Risk Management Processes

The Corporation has made substantial investments in both information technology and human capital to support its risk management processes. Proprietary systems allow risk management professionals to track the Corporation's global portfolio from any office worldwide. A large team of professionals dedicated to managing the Corporation's risk are organized into several independent but complementary functions, all reporting to senior management.

Market Risk Management

The Global Risk Management Group (GRM), the Corporation's central portfolio risk management function, performs the daily portfolio management and RAROC process. GRM is responsible for developing risk management policies at the portfolio level and focuses on market risks. These market risks include interest rate risk (which relates to both the duration mis-matching of assets and liabilities and to trading risk exposures), as well as price risk of currencies, equities and commodities. The GRM function also oversees the designation of limits and individual trading authorizations. These limits are set after evaluating the Corporation's capital position, the opportunities in the individual markets and the business strategies. The corporate limits are allocated to individual business activities.

Credit Risk Management

In conjunction with GRM, the Credit Policy Department, headed by the Chief Credit Officer, is responsible for developing credit policies, as well as monitoring and managing the overall credit portfolio. The department evaluates the creditworthiness of each borrower/issuer/counterparty and assigns a rating for each. Credit limits are established at the portfolio level by issuer, borrower, counterparty and by other categories. One credit officer is responsible for reviewing the entire credit risk portfolio of a borrower/issuer/counterparty regardless of the nature of the exposure (e.g. loans, securities, derivatives). Credit officers monitor the limit usage as well as limits by type of transaction for each entity.

                                                                BANKERS TRUST 41

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Credit risk usages by entity are monitored versus the limits at the product and business activity level. Credit Policy monitors country exposures regularly and assigns country risk ratings. Credit Policy also monitors country, industry, name/counterparty, product and regional risk concentrations in order to evaluate the degree of diversification in the portfolio. The Corporation's senior risk managers regularly review and actively manage the credit risks at the portfolio level to ensure that the risk characteristics and degree of diversification are in conformity with the Corporation's policies.

  Through the risk management processes discussed above, senior management is regularly informed of the risk profile through a combination of global risk exposure, limit and capital reports, revenue reports and sensitivity analyses. Through timely evaluation of risk exposures and capital used, as well as dialogue about its risk profile among senior management, business lines and staff, the Corporation reinforces a culture of risk awareness.

42 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Nonperforming Assets
Table 7 shows the Corporation's trend of cash basis loans, renegotiated loans, other real estate and other nonperforming assets.

Table 7 Nonperforming Assets

($ in millions) December 31,         1993    1992     1991     1990     1989
                                    -----   ------   ------   ------   ------
 Cash basis loans (nonrefinancing
  country)
  Domestic
    Commercial and industrial       $ 285   $  481   $  588   $  550   $  385
    Secured by real estate            306      349      403      314       91
    Financial institutions             30        2        3        4        8
    Lease financing                     -        1        3        2        4
                                    -----   ------   ------   ------   ------
      Total domestic                  621      833      997      870      488
                                    -----   ------   ------   ------   ------
  International
    Commercial and industrial          84      167      288      261      130
    Secured by real estate            149      148      172       87       13
    Other                               2        8       14       24       19
                                    -----   ------   ------   ------   ------
      Total international             235      323      474      372      162
                                    -----   ------   ------   ------   ------
    Total cash basis loans
     (nonrefinancing country)         856    1,156    1,471    1,242      650
 Cash basis loans (refinancing
  country)
  International                       118      221      279      522      701
                                    -----   ------   ------   ------   ------
 Total cash basis loans             $ 974   $1,377   $1,750   $1,764   $1,351
                                    =====   ======   ======   ======   ======
 Ratio of cash basis loans to
  total loans                         6.4%     8.0%    10.3%     8.2%     6.4%
                                    =====   ======   ======   ======   ======
 Ratio of allowance for credit
  losses to cash basis loans          136%     118%     103%     123%     202%
                                    =====   ======   ======   ======   ======
 Renegotiated loans
  Venezuelan government Par Bonds   $   -   $    -   $  249   $  249   $    -
  Mexican government Par Bonds
   /(1)/                                -      611      611      611        -
  Other refinancing country             -        -        -        -       46
  Highly leveraged                      6       27       31        -        -
  Secured by real estate               14       20        -        -        -
  Other nonrefinancing country          1        1        -        -        -
                                    -----   ------   ------   ------   ------
 Total renegotiated loans           $  21   $  659   $  891   $  860   $   46
                                    =====   ======   ======   ======   ======
 Other real estate                  $ 287   $  315   $  255   $   92   $   23
                                    =====   ======   ======   ======   ======
 Other nonperforming assets
  Assets acquired in credit
   workouts                         $  85   $   73   $   34   $    -   $    -
  Nonperforming derivative contracts   16       26       21        4        3
  Other                                 -        6        7       28       11
                                    -----   ------   ------   ------   ------
Total other nonperforming assets    $ 101   $  105   $   62   $   32   $   14
                                    =====   ======   ======   ======   ======
 Loans 90 days or more past due
  and still accruing interest /(2)/
                                    $  40   $   86   $   15   $    -   $    -
                                    =====   ======   ======   ======   ======

 (1) During 1991, the Corporation reclassified its Mexican outstandings to nonrefinancing country status.
 (2) Represents loans 90 days or more past due with respect to interest or principal. These loans were well secured and in the process of collection. The December 31, 1993 and 1992 balances included $15 million and $66 million of international loans, respectively.

  Each quarter an extensive review is performed by the Credit Audit Department and senior credit management of all cash basis loans and classified assets.
Each borrower/counterparty is examined to determine whether they represent a potential loss. Whenever the probability of loss is believed to be greater than 50 percent, an immediate charge-off of the amount deemed uncollectible is recorded. The remaining portion, if any, is immediately placed on a cash basis, even if the borrower is still making required payments. If the probability of loss is believed to be less than 50 percent, but collection or liquidation in full is questionable if present trends continue, the asset is classified doubtful. It is the Corporation's policy to place all assets classified doubtful on a cash basis, even if the borrower is still making required payments. In addition, it is generally the Corporation's policy that loans be immediately placed on a cash basis when they become 90 days past due with respect to interest or principal.

  The Corporation's total cash basis loans amounted to $974 million at December 31, 1993, a decrease of $403 million, or 29 percent, from 1992, which had decreased $373 million, or 21 percent, from 1991. The nonrefinancing country component of total cash basis loans decreased by $300 million during 1993, while the refinancing country component decreased by $103 million. Within total nonrefinancing country cash basis loans were commercial and industrial loans to highly leveraged borrowers of $193 million and $430 million at December 31, 1993 and 1992, respectively. The $237 million decrease in this category resulted primarily from the combination of $94 million of loan sales and conversions of $58 million of loans to equity interests (resulting in reclassifications from cash basis loans to assets acquired in credit workouts). Also within nonrefinancing country cash basis loans, loans secured by real estate decreased $42 million, to $455 million and real estate related loans (mainly included within the domestic commercial and

                                                                BANKERS TRUST 43

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

industrial category in Table 7) decreased by $25 million, to $58 million. The decrease in refinancing country cash basis loans was mostly due to $35 million of loan sales, $32 million of charge-offs and a $30 million transfer of Brazilian sovereign bonds to securities available for sale in connection with the adoption of SFAS 115. At December 31, 1993 and 1992, all of the Corporation's refinancing country cash basis loans were to Brazilian borrowers.

  An analysis of the changes in the Corporation's total cash basis loans follows:

(in millions)
Year Ended December 31,               1993     1992     1991     1990     1989
- -----------------------              ------   ------   ------   ------   ------
Balance, beginning of year           $1,377   $1,750   $1,764   $1,351   $1,244
Net transfers from accrual status       230      312      849    1,119      729
Net paydowns                           (140)    (112)    (182)    (210)    (101)
Charge-offs                            (232)    (322)    (479)    (406)    (511)
Transfers to other real estate          (10)     (87)    (159)     (72)     (23)
Transfers to other
 nonperforming assets                   (58)     (45)      (4)       -        -
Loan sales                             (153)     (50)     (26)     (37)     (11)
Other                                   (40)     (69)     (13)      19       24
                                     ------   ------   ------   ------   ------
Balance, end of year                 $  974   $1,377   $1,750   $1,764   $1,351
                                     ======   ======   ======   ======   ======

  The $373 million decrease in total cash basis loans during 1992 reflected a $315 million decrease in nonrefinancing country cash basis loans and a $58 million decrease in refinancing country cash basis loans. Within total nonrefinancing country cash basis loans, loans secured by real estate decreased $78 million, to $497 million, and real estate related loans (mainly included within the domestic commercial and industrial category in Table 7) decreased by $21 million, to $83 million, during 1992. Also included in nonrefinancing country cash basis loans were loans to highly leveraged borrowers of $430 million and $559 million at December 31, 1992 and 1991, respectively. The decrease in refinancing country cash basis loans included the sale or charge-off of such loans to all refinancing countries other than Brazil. In addition, other real estate of $315 million at December 31, 1992 increased $60 million during that year.

  The Corporation's renegotiated loans declined $638 million during 1993, due almost entirely to the sale of $225 million of Mexican government Par Bonds and the transfer of the balance of the bonds to securities available for sale upon adoption of SFAS 115. Renegotiated loans declined by $232 million during 1992, due primarily to sales of Venezuelan government Par Bonds.

Special Portfolio Segments
Real Estate Portfolio

The global real estate loan portfolio totaled $2.272 billion at December 31, 1993. This included domestic loans secured by real estate of $1.795 billion, international loans secured by real estate of $263 million, and total real estate related loans of $214 million. Real estate related loans consist of loans made for any purpose to organizations or individuals, 80 percent of whose revenue or assets are derived from or consist of real estate ventures or holdings, that are not collateralized by cash or marketable securities and are not secured by real estate. The Corporation was also obligated under $531 million of standby letters of credit and $218 million of unused commitments to extend credit in connection with its commercial real estate financing activities at December 31, 1993.

  During 1993, both the U.S. and U.K. real estate markets continued to experience adverse conditions. Market conditions are not expected to improve significantly in 1994. Therefore no assurance can be given that the level of cash basis real estate loans and other real estate will not increase in 1994.

  Because of the diversity of the portfolio, the risks of real estate lending reflect both general and local economic conditions. Management closely monitors the portfolio, and formal reviews are conducted at least annually, with many exposures reviewed quarterly. Table 8 details the global portfolio at December 31, 1993.

44 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Table 8 Real Estate Loans and Other Real Estate

                                                     Outstanding Balance
                                        ------------------------------------------
                                                         Inter-                         Cash Basis
 ($ in millions) December 31, 1993       Domestic       national        Total              Balance
- ----------------------------------       --------       --------      -------           ----------
Loans secured by real estate
 Land under development                   $   28        $   2          $   30                 $ 24
 Construction
  Under construction                          49          -                49                    1
  In lease-up (1)                            168          -               168                   22
 Standing (2)
  1-4 family residential                     243           40             283                   34
  Multifamily residential                    101            3             104                    8
  Commercial                               1,206          218           1,424                  366
                                           -----         ----          ------                 ----
   Total loans secured by
    real estate                            1,795          263           2,058/(3)/             455
 Real estate related loans                   192           22             214                   58
                                          ------         ----          ------                 ----
 Total real estate loans                  $1,987         $285          $2,272                 $513
                                          ======         ====          ======                 ====
 Other real estate                        $  263         $ 24          $  287
                                          ======         ====          ======

 (1) In lease-up are completed properties that are less than 85 percent leased-up.
 (2) Standing properties have been built, developed and leased-up such that the project is considered stabilized.
 (3) The largest geographic concentration within this total was loans secured by properties in the Mid-Atlantic region, at 41 percent, of which New York City and its suburbs comprised 56 percent. The next largest geographic concentrations were loans secured by properties in California, which comprised 13 percent and the U.K., which comprised 11 percent of the total. The largest product-type concentrations were loans secured by retail properties, office buildings, mixed-use properties and 1-4 family residential properties at 22 percent, 21 percent, 15 percent and 14 percent, respectively. All other concentrations within this total were individually less than 10 percent of total loans secured by real estate.

Highly Leveraged Transactions

  For purposes of monitoring the extent of its exposure to highly leveraged transactions ("HLTs"), the Corporation utilizes the following definition. HLTs are financing transactions the purpose of which involves a buyout, acquisition or recapitalization and which (i) doubles the subject company's liabilities and results in a leverage ratio higher than 50 percent or (ii) results in a leverage ratio higher than 75 percent or (iii) is designated an HLT by a syndication agent. Borrowers are delisted from HLT status when (1) cash flow tests, relative to their industry or peer group, are met, or (2) they are no longer highly leveraged upon emergence from Chapter 11 bankruptcy or similar proceeding. In addition, certain loans which are fully collateralized by cash or cash equivalent securities are excluded from HLT reporting.

  Amounts included in the table and discussion which follow generally reflect the above definition.

Table 9 Highly Leveraged Transactions

(in millions) December 31,               1993      1992
- --------------------------              ------    ------
 Loans
  Senior debt                           $1,314    $1,917
  Subordinated debt                        126       233
                                        ------    ------
 Total loans                            $1,440    $2,150
                                        ======    ======
 Unfunded commitments
  Commitments to lend                   $  603    $  708
  Letters of credit                        201       188
                                        ------    ------
 Total unfunded commitments             $  804    $  896
                                        ======    ======
 Equity investments, carried at cost    $  477    $  351
                                        ======    ======
 Commitments to invest                  $  127    $  116
                                        ======    ======

  The Corporation's outstanding loans were to 105 separate borrowers in 35 separate industry groups at December 31, 1993, compared to 132 separate borrowers in 41 separate industry groups at December 31, 1992. There were no industry concentrations which exceeded 10 percent of total HLT loans outstanding at December 31, 1993.

  In addition to the amounts shown in Table 9, at December 31, 1993, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $853 million and had additional highly leveraged transactions in various stages of discussion and negotiation.

  During 1993, the Corporation originated $1.9 billion of HLT loans. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

  All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at December 31, 1993 was less than $14 million. However, at December 31, 1993, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 15 separate highly leveraged borrowers.

  At December 31, 1993, $193 million of the HLT loan portfolio was on a cash basis and $6 million was classified as renegotiat-

                                                                BANKERS TRUST 45

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

ed. In addition, $38 million of the equity investments in HLT companies represented assets acquired in settlement of indebtedness, which are reported as other nonperforming assets. Net charge-offs of $15 million of HLT loans were recorded in 1993. In addition, the Corporation recorded a net gain of $67 million in connection with its equity investments in highly leveraged companies during 1993.

  Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to highly leveraged transactions were approximately $70 million during 1993 and that as of December 31, 1993, approximately $26 million of fees were deferred and will be recognized as future revenue.

  During 1993, the Corporation transferred approximately $160 million of outstanding loans to highly leveraged borrowers from its loan portfolio to the trading account. The transferred loans were ones for which dealer price quotations were available, and they were carried at market value upon transfer to the trading account. None of the loans was classified as a nonperforming asset at the time of transfer. Accordingly, subsequent to transfer these loans have been excluded from the Corporation's HLT outstandings as reported above. No significant impact on earnings was recorded as a result of this transfer.

Cross-Border Outstandings

The Corporation's cross-border outstandings reflect certain economic and political risks which differ from those associated with its domestic outstandings. These risks include those arising from exchange rate fluctuations, restrictions on the transfer of funds and balance-of-payments issues.

  Set forth in Table 10 are the Corporation's cross-border outstandings at December 31, 1993, 1992 and 1991, for each foreign country where such outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, securities, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts reported for each country exclude local currency outstandings to the extent funded in local currency.

Table 10 Cross-Border Outstandings

                                                Governments      Banks and
                                        % of            and          Other  Commercial
                               Total   Total       Official      Financial         and
($ in millions)         Outstandings  Assets   Institutions   Institutions  Industrial  Other
- ---------------         ------------  ------   ------------   ------------  ----------  -----
At December 31, 1993
 Japan                        $3,986    4.33%     $1,368        $1,920        $698     $ -
 France                        2,630    2.86       1,248         1,167         215       -
 United Kingdom                2,585    2.81          32         2,396         153       4
 Italy                         2,178    2.37       1,807           299          72       -
 Mexico /(1)/                  1,641    1.78       1,226           314         101       -
 Germany                       1,623    1.76         981           348         294       -
 Spain                         1,135    1.23         849           195          90       1
                              ------    ----      ------         -----        ----     ---
At December 31, 1992
 Japan                        $2,886    3.96%     $  236        $2,373        $277     $ -
 France                        2,105    2.89         686         1,189         230       -
 Germany                       1,647    2.26         998           597          52       -
 Mexico                        1,470    2.02       1,138           327           5       -
 Switzerland                   1,080    1.48           -         1,074           3       3
 United Kingdom                  903    1.24          45           660         193       5
 Australia                       892    1.22         279           571          42       -
 Italy                           843    1.16         340           476          27       -
                              ------    ----      ------         -----        ----     ---
At December 31, 1991
 Japan                        $4,728    7.39%     $  278        $4,137        $313     $ -
 United Kingdom                2,185    3.42          85         1,734         361       5
 Australia                     1,136    1.78         271           765         100       -
 Mexico                          812    1.27         754            51           7       -
 Spain                           782    1.22         690            91           -       1
 France                          708    1.11         285           407          16       -
                              ------    ----      ------         -----        ----     ---

(1) At December 31, 1993, most of the Corporation's Mexico cross-border outstandings, as well as virtually all of its Argentina cross-border outstandings (the latter equal to .92 percent of total assets) consisted of trading account assets carried at market value.

46 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  Governments and official institutions are comprised of foreign governments and their agencies; state, provincial and local governments and their agencies; and central banks. Banks and other financial institutions are comprised of commercial and savings banks and other similar institutions accepting short-term deposits, including government-owned banks which do not function as central banks, and nonbank credit and financial companies.

  The following table details the cash basis loans and renegotiated loans components of the outstandings included in Table 10.

                        Cash Basis  Renegotiated
(in millions)                Loans         Loans
                        ----------  ------------
At December 31, 1993
 United Kingdom                $10          $  -
 Other                          10             -
                               ---          ----
Total                          $20          $  -
                               ===          ====
At December 31, 1992
 Mexico (1)                    $ -          $537
 United Kingdom                 18             -
 Other                          17             -
                               ---          ----
Total                          $35          $537
                               ===          ====
At December 31, 1991
 United Kingdom                $30          $  -
 Mexico (1)                      2           542
                               ---          ----
Total                          $32          $542
                               ===          ====

(1) Renegotiated loans excluded $74 million and $69 million at December 31, 1992 and 1991, respectively, representing the market value of U.S. Treasury securities collateralizing Mexican government Par Bonds. During 1993, $225 million of these Par Bonds were sold; the rest were transferred to securities available for sale.

  At December 31, 1993, total cross-border commitments to borrowers or counterparties domiciled in the countries presented in Table 10 were: Japan, $219 million; France, $101 million; United Kingdom, $379 million; Italy, $6 million; Mexico, $8 million; Germany, $169 million; and Spain, $112 million.

  Argentina was the only country whose cross-border outstanding was between .75 percent and 1.00 percent of total assets at December 31, 1993. The aggregate cross-border outstandings for this country amounted to $845 million, or .92 percent of total assets. There were no countries whose cross-border outstandings were between .75 percent and 1.00 percent of total assets at December 31, 1992. Germany and Italy were the only countries whose cross-border outstandings were between .75 percent and 1.00 percent of total assets at December 31, 1991. The aggregate cross-border outstandings for these countries amounted to $1.054 billion, or 1.65 percent of total assets.

ACCOUNTING DEVELOPMENTS
The following is a summary of accounting pronouncements not yet adopted that will impact the Corporation.

Offsetting of Amounts Related to Certain Contracts

In March 1992, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," which is effective for fiscal years beginning after December 15, 1993. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities; whereas it is the Corporation's current policy to record such unrealized gains and losses on a net basis on the balance sheet. The Interpretation does allow the netting of such unrealized gains and losses with the same counterparty when they are covered by a master netting arrangement with the counterparty and the contracts are reported at market value.

  The Corporation estimated that, under the terms of the Interpretation, at December 31, 1993, total assets and liabilities each would have increased by approximately $15 billion. Adoption of this Interpretation will result in decreases in the Corporation's ratios of stockholders' equity to total assets and the Leverage Ratio; however, net income and the risk-based capital ratios will not be affected. The Corporation adopted the Interpretation effective January 1, 1994.

Loan Impairment

In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan". This statement is effective for fiscal years beginning after December 15, 1994, with earlier adoption permissible. SFAS 114 requires the creation of a valuation allowance for impaired loans based on either: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms.

  The Corporation has not yet decided when it will adopt SFAS 114. However, the Corporation believes that adoption of this standard at December 31, 1993 would only have resulted in an allocation of a portion of its existing allowance for credit losses to a specific valuation allowance for impaired loans, with no resulting impact on that date on the Corporation's net income, stockholders' equity or total assets.

                                                                BANKERS TRUST 47

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

FINANCIAL REPORTS SECTION

                   Financial Statements
                   Consolidated Statement of Income                                             50

                   Consolidated Balance Sheet                                                   51

                   Consolidated Statement of Changes in Stockholders' Equity                    52

                   Consolidated Statement of Cash Flows                                         53

                   Notes to Financial Statements                                                54

                   Management's Report on Responsibility for Financial Reporting                78

                   Report of Independent Auditors                                               79


                   Supplemental Financial Data
                   Condensed Quarterly Consolidated Statement of Income                         80

                   Stockholder Data                                                             80

                   Volume/Rate Analysis of Changes in Net Interest Revenue                      81

                   Average Balances, Interest and Average Rates                                 82

                   Interest Rate Sensitivity                                                    84

                   Deposits                                                                     84

                    10-K Report

                    This Annual Report includes the Corporation's SEC Report on Form 10-K. However, portions of the Annual Report, such as pages 2-25, are not required by the Form 10-K report and are not part of the Corporation's Form 10-K. Only those sections of the Annual Report referenced in the cross-reference index on page 90 are incorporated in the Form 10-K.

                                                                BANKERS TRUST 49

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Consolidated Statement of Income (in millions, except per share data)

Year Ended December 31,                             1993      1992      1991
- ----------------------                            ------    ------    ------
Net Interest Revenue
Interest revenue                                  $4,436    $4,219    $4,322
Interest expense                                   3,122     3,072     3,585
                                                  ------    ------    ------
Net Interest Revenue                               1,314     1,147       737
Provision for credit losses                           93       225       238
                                                  ------    ------    ------
Net Interest Revenue After Provision
 For Credit Losses                                 1,221       922       499
                                                  ------    ------    ------
Noninterest Revenue
Trading                                            1,631       896     1,229
Fiduciary and funds management                       703       648       567
Fees and commissions                                 710       588       511
Investment securities gains (losses)                  13        (4)       46
Other                                                307       203       169
                                                  ------    ------    ------
Total noninterest revenue                          3,364     2,331     2,522
                                                  ------    ------    ------
Noninterest Expenses
Salaries                                             687       630       606
Incentive compensation and employee
 benefits                                          1,172       730       630
Occupancy, net                                       155       151       175
Furniture and equipment                              144       132       128
Other                                                877       704       648
                                                  ------    ------    ------
Total noninterest expenses                         3,035     2,347     2,187
                                                  ------    ------    ------
Income before income taxes and
 cumulative effects of accounting
 changes                                           1,550       906       834
Income taxes                                         480       267       167
                                                  ------    ------    ------
Income Before Cumulative Effects of
 Accounting Changes                                1,070       639       667
Cumulative effects of accounting
 changes                                             (75)      446         -
                                                  ------    ------    ------
Net Income                                        $  995    $1,085    $  667
                                                  ======    ======    ======
Net Income Applicable To Common Stock             $  972    $1,055    $  633
                                                  ======    ======    ======
Primary Earnings Per Common Share:
 Income Before Cumulative Effects of
  Accounting Changes                              $12.40    $ 7.23    $ 7.65
 Cumulative effects of accounting
  changes                                           (.89)     5.30         -
                                                  ------    ------    ------
 Net Income                                       $11.51    $12.53    $ 7.65
                                                  ======    ======    ======
Fully Diluted Earnings Per Common Share
 Income Before Cumulative Effects of
  Accounting Changes                              $12.29    $ 7.22    $ 7.65
 Cumulative effects of accounting
  changes                                           (.88)     5.29         -
                                                  ------    ------    ------
 Net Income                                       $11.41    $12.51    $ 7.65
                                                  ======    ======    ======
Cash dividends declared per common
 share                                            $3.240    $2.880    $2.605
                                                  ======    ======    ======

The accompanying notes are an integral part of the financial statements.

50 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Consolidated Balance Sheet (in millions, except par value)

December 31,                                                                  1993       1992
- -----------                                                                 -------   --------
Assets
Cash and due from banks                                                     $ 1,750    $ 1,384
Interest-bearing deposits with banks                                          1,638      3,142
Federal funds sold                                                              361        438
Securities purchased under resale agreements                                  9,567      6,745
Securities borrowed                                                           2,937      3,166
Trading account assets                                                       48,276     29,908
Securities available for sale                                                 7,073          -
Investment securities
 At market                                                                        -        852
 At lower of aggregate cost or market
  (market value: 1992, $5,462)                                                    -      5,363
                                                                            -------    -------
    Total investment securities                                                   -      6,215
Loans                                                                        15,200     17,318
Allowance for credit losses                                                  (1,324)    (1,620)
Premises and equipment, net                                                     719        660
Due from customers on acceptances                                               455        276
Accounts receivable and accrued interest                                      2,561      2,781
Other assets                                                                  2,869      2,473
                                                                            -------    -------
Total                                                                       $92,082    $72,886
                                                                            =======    =======
Liabilities
Deposits
 Noninterest-bearing
  In domestic offices                                                       $ 3,185    $ 3,379
  In foreign offices                                                            707        827
 Interest-bearing
  In domestic offices                                                         7,120      6,809
  In foreign offices                                                         11,764     14,056
                                                                             ------    -------
    Total deposits                                                           22,776     25,071
Securities sold, not yet purchased                                            9,349      5,127
Securities sold under repurchase agreements                                  23,834     17,451
Other short-term borrowings                                                  18,992     11,779
Acceptances outstanding                                                         455        276
Accounts payable and accrued expenses                                         3,771      3,056
Other liabilities                                                             2,524      2,013
Long-term debt                                                                5,597      3,992
                                                                             ------    -------
Total liabilities                                                            87,298     68,765
                                                                             ------    -------
Commitments and contingent liabilities (Notes 7 and 22)

Preferred Stock of Subsidiary                                                   250          -
                                                                            -------    -------
Stockholders' Equity
Preferred stock                                                                 250        500
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued 83,678,973 shares                                                        84         84
Capital surplus                                                               1,321      1,306
Retained earnings                                                             3,226      2,552
Common stock in treasury, at cost: 1993, 3,076,439 shares;
 1992, 804,985 shares                                                          (233)       (52)
Other                                                                          (114)      (269)
                                                                             ------    -------
Total stockholders' equity                                                    4,534      4,121
                                                                             ------    -------
Total                                                                       $92,082    $72,886
                                                                            =======    =======

The accompanying notes are an integral part of the financial statements.

                                                                BANKERS TRUST 51

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Consolidated Statement of Changes in Stockholders' Equity (in millions)

Year Ended December 31,                     1993         1992         1991
- -----------------------                  -------      -------      -------
Preferred Stock
Balance, beginning of year                $  500       $  500       $  500
Redemption of Money Market
 Cumulative Preferred Stock, Series
 E, F, G and H                              (250)           -            -
                                          ------       ------       ------
Balance, end of year                         250          500          500
                                          ------       ------       ------
Common Stock
Balance, beginning of year                    84           83           82
Common stock issued under employee
 benefit plans                                 -            1            1
                                          ------       ------       ------
Balance, end of year                          84           84           83
                                          ------       ------       ------
Capital Surplus
Balance, beginning of year                 1,306        1,262        1,224
Preferred stock and other issuance
 costs                                         -           (4)           -
Common stock issued or distributed
 under employee benefit plans                 15           48           38
                                          ------       ------       ------
Balance, end of year                       1,321        1,306        1,262
                                          ------       ------       ------
Retained Earnings
Balance, beginning of year                 2,552        1,743        1,329
Net income                                   995        1,085          667
Cash dividends declared
 Preferred stock                             (22)         (30)         (34)
 Common stock                               (265)        (238)        (214)
Treasury stock distributed under
 employee benefit plans                      (34)          (8)          (5)
                                          ------       ------       ------
Balance, end of year                       3,226        2,552        1,743
                                          ------       ------       ------
Common Stock in Treasury, at cost
Balance, beginning of year                   (52)         (20)         (38)
Purchases of stock                          (313)        (106)         (35)
Restricted stock granted, net                 16           29           14
Treasury stock distributed under
 employee benefit plans                      116           45           39
                                          ------      -------       ------
Balance, end of year                        (233)         (52)         (20)
                                          ------      -------       ------
Common Stock Issuable - Stock Awards
Balance, beginning of year                    53           42           45
Deferred stock awards granted, net           100           27           18
Deferred stock distributed                   (10)         (16)         (21)
                                          ------      -------       ------
Balance, end of year                         143           53           42
                                          ------      -------       ------
Deferred Compensation - Stock Awards
Balance, beginning of year                   (54)         (46)         (36)
Deferred stock awards granted, net           (99)         (26)         (17)
Restricted stock granted, net                (18)         (34)         (17)
Amortization of deferred
 compensation, net                           124           52           24
                                          ------      -------       ------
Balance, end of year                         (47)         (54)         (46)
                                          ------      -------       ------
Cumulative Translation Adjustments
Balance, beginning of year                  (288)        (169)         (92)
Translation adjustments                      (36)         (93)         (77)
Income taxes applicable to
 translation adjustments                       5          (26)           -
                                          ------       ------       ------
Balance, end of year                        (319)        (288)        (169)
                                          ------       ------       ------
Securities Valuation Allowance
Balance, beginning of year                    20           17           10
Change in unrealized net gains,
 after applicable income
 taxes and minority interest                   1            3            7
Unrealized net gain, net of
 applicable income taxes,
 on securities available for sale
 upon adoption of
 SFAS 115                                     88            -            -
                                          ------      -------       ------
Balance, end of year                         109           20           17
                                          ------      -------       ------
Total stockholders' equity, end of
 year                                      4,534       $4,121       $3,412
                                          ======      =======       ======

The accompanying notes are an integral part of the financial statements.

52 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Consolidated Statement of Cash Flows (in millions)

Year Ended December 31,                                                                 1993     1992      1991
- -----------------------                                                             --------  -------   -------
Cash Flows From Operating Activities
Net income                                                                          $    995  $ 1,085   $   667
Adjustments to reconcile net income to net cash used in operating activities:
 Cumulative effects of accounting changes                                                 75     (446)        -
 Provision for credit losses                                                              93      225       238
 Provision for policyholder benefits                                                     140      120       129
 Deferred income taxes                                                                   (37)      67        18
 Depreciation and amortization of premises and equipment                                 107       98        95
 Other, net                                                                              111      (25)       23
                                                                                    --------  -------   -------
  Earnings adjusted for noncash charges and credits                                    1,484    1,124     1,170
 Net change in:
  Trading account assets                                                             (18,904)  (7,472)   (6,034)
  Securities sold, not yet purchased                                                   4,342    1,588       (96)
  Receivables and payables from securities transactions                                1,096     (616)      373
  Other operating assets and liabilities, net                                            100      933     1,599
 Investment securities (gains) losses                                                    (13)       4       (46)
                                                                                    --------  -------   -------
Net cash used in operating activities                                                (11,895)  (4,439)   (3,034)
                                                                                    --------  -------   -------
Cash Flows From Investing Activities
Net change in:
 Interest-bearing deposits with banks                                                  1,422      881       238
 Federal funds sold                                                                       77     (419)      724
 Securities purchased under resale agreements                                         (2,909)  (1,971)   (3,604)
 Securities borrowed                                                                     229        -         -
 Loans, other                                                                          1,117   (1,108)    3,048
Sales of refinancing country loans                                                        74      192       222
Investment securities:
 Purchases                                                                            (8,128)  (6,639)   (6,851)
 Maturities and other redemptions                                                      6,462    5,256     4,686
 Sales                                                                                 1,134    1,195     2,426
Acquisitions of premises and equipment                                                  (179)    (137)     (104)
Other, net                                                                               (65)    (445)      375
                                                                                    --------  -------   -------
Net cash provided by (used in) investing activities                                     (766)  (3,195)    1,160
                                                                                    --------  -------   -------
Cash Flows From Financing Activities
Net change in:
 Deposits                                                                             (2,059)   2,655    (5,923)
 Securities sold under repurchase agreements                                           6,416    4,907     4,608
 Other short-term borrowings                                                           7,555   (1,031)      345
Issuances of long-term debt                                                            2,220    2,041       874
Repayments of long-term debt                                                            (711)  (1,157)     (462)
Issuance of preferred stock of subsidiary                                                247        -         -
Redemption of preferred stock                                                           (250)       -         -
Issuances of common stock                                                                  -       27        38
Purchases of treasury stock                                                             (313)    (106)      (35)
Cash dividends paid                                                                     (281)    (262)     (243)
Other, net                                                                               200      213       288
                                                                                    --------  -------   -------
Net cash provided by (used in) financing activities                                   13,024    7,287      (510)
                                                                                    --------  -------   -------
Net effect of exchange rate changes on cash                                                3      (16)      (18)
                                                                                    --------  -------   -------
Net Increase (Decrease) In Cash And Due From Banks                                       366     (363)   (2,402)
Cash and due from banks, beginning of year                                             1,384    1,747     4,149
                                                                                    --------  -------   -------
Cash and due from banks, end of year                                                $  1,750  $ 1,384   $ 1,747
                                                                                    ========  =======   =======

Interest paid                                                                       $  3,098  $ 3,079   $ 3,678
                                                                                    ========  =======   =======
Income taxes paid, net                                                              $    144  $   142   $    78
                                                                                    ========  =======   =======
Noncash investing activities:
 Conversions of loans to other real estate and assets acquired in credit workouts   $     68  $   132   $   163
 Exchanges of Chilean government bonds for annuity contracts                              89       48        24
 Other                                                                                     -       24        21
                                                                                    --------  -------   -------
Total noncash investing activities                                                  $    157  $   204   $   208
                                                                                    ========  =======   =======
Noncash financing activity: exchange of series of preferred stock                   $      -  $    45   $     -
                                                                                    ========  =======   =======

The accompanying notes are an integral part of the financial statements.

                                                                BANKERS TRUST 53

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

The following are the significant accounting policies of Bankers Trust New York Corporation and its subsidiaries (the "Corporation"). These policies conform with generally accepted accounting principles and prevailing industry practices, as applicable to the Corporation.

Principles of Consolidation

The consolidated financial statements of the Corporation include Bankers Trust New York Corporation (the "Parent Company"), Bankers Trust Company and its subsidiaries ("BTCo.") and all other significant, majority-owned subsidiaries, after elimination of material intercompany transactions and accounts. Other companies in which there is at least 20 percent ownership are generally accounted for in accordance with the equity method of accounting. These investments are reported in other assets and the related equity income or loss, as well as disposition gains and losses, is included in other noninterest revenue.

Resale and Repurchase Agreements; Securities Borrowed

Resale and repurchase agreements are generally treated as collateralized financing transactions and are carried at the amounts at which the securities were initially acquired or sold. The Corporation generally takes possession of securities purchased under resale agreements, which are primarily U.S. government and federal agency securities, monitors their market value and requests additional collateral when deemed appropriate.

  Effective December 31, 1992, the Corporation began to report its securities borrowed, which previously had been combined with resale agreements, as a separate asset on the consolidated balance sheet. Prior periods' financial statements were not similarly reclassified, as the amounts were not material.

  Securities borrowed are recorded at the amount of cash collateral deposited with the lender. The Corporation monitors its market exposure with respect to securities borrowed transactions daily and requests the return of excess collateral as required.

Trading Account Securities

Debt and equity securities, as well as money market instruments which are classified as trading account assets and as securities sold, not yet purchased are carried at their market values, with the resulting gains and losses included in trading revenue. Market value is generally based on quoted market prices or broker or dealer price quotations.

  From January 1, 1991 through June 30, 1992, only the portion of the Corporation's emerging markets trading account assets consisting of sovereign bonds issued as part of Brady Plan restructurings were carried at current market values; the balance of such assets were carried at the lower of aggregate cost or market. Effective July 1, 1992, as the result of increased liquidity and trading volumes in the markets for these assets, the Corporation modified its accounting policy, to carry all emerging markets trading account assets at current market values. This accounting policy modification resulted in an immaterial effect on net income in the year of adoption.

Derivatives

Swaps, futures contracts, forward commitments, options and other similar types of contracts and commitments based on either interest rates or foreign exchange rates, as well as equity and commodity derivatives are traded by the Corporation and are carried at their market values. Market values for derivatives are based on pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions. Gains and losses resulting from these positions are included in trading revenue. Unrealized gains and losses related to such contracts and commitments, as well as option premiums paid and received, are reported on a net basis on the balance sheet, as trading account assets or, in the case of foreign exchange contracts, as other assets.

  In addition to its trading activities, the Corporation, as an end user, utilizes various types of derivative products (principally interest rate and currency swaps) to manage the interest, currency and other market risks arising from a number of categories of its assets and liabilities. Revenue or expense pertaining to management of interest rate exposure is recognized over the life of the contract as an adjustment to interest revenue or expense. In addition, derivatives which are used to manage the risks associated with securities available for sale are carried at fair value with the unrealized gains and losses reported in securities valuation allowance in stockholders' equity. The discount or premium on foreign exchange forward contracts and the interest on swaps used as hedges of net investments in foreign entities, as well as the net unrealized gains and losses from revaluing these contracts to the spot exchange rates, are reported as cumulative translation adjustments in stockholders' equity.

Securities Available for Sale; Investment Securities

The Corporation generally designates securities as either trading account assets or available for sale (classified as investment securities until December 31, 1993) at the date of acquisition.

  Until the end of the second quarter of 1992, debt investment securities were carried at cost, adjusted for amortization of premiums and accretion of discounts, because the Corporation had the ability to hold such securities to maturity and the intent to hold them for the foreseeable future.

  During 1992, the Corporation evaluated the conditions under which it might sell such securities and decided that its debt investment securities would be potentially available for sale in certain circumstances. Therefore, while these securities were not held with the specific intention of future sale, they were held for indefinite periods of time. Accordingly, from June 30, 1992 until December 31, 1993, the Corporation's debt investment securities, with the exception of those held by its insurance subsidiaries, were carried at the lower of aggre-

54 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

gate amortized cost or market. This modification in accounting policy resulted in no change in the carrying value of the affected investment securities.

  For the insurance subsidiaries, beginning June 30, 1992, debt securities are valued on the same basis that the insurance subsidiaries' equity securities have been valued: at quoted market prices, with the resulting net unrealized gains or losses recorded in the securities valuation allowance, a component of stockholders' equity.

  Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards "SFAS" 115, "Accounting for Certain Investments in Debt and Equity Securities," by classifying its debt and marketable equity securities, including the previously reported investment securities, in a new balance sheet caption, securities available for sale. These securities, including applicable hedges, are valued at fair value, with the resulting net unrealized gains or losses recorded in stockholders' equity as securities valuation allowance. Fair value is generally based on quoted market prices or broker or dealer price quotations.

  The specific identification method is used to determine the cost of securities sold.

Cash Basis Loans, Renegotiated Loans, Other Real Estate and Other Nonperforming Assets

Generally, when a loan is in default as to payment of principal or interest for 90 days or when, in the judgment of management, the accrual of interest should be ceased before 90 days, it is the Corporation's policy to place such a loan on a "cash basis." In addition, all loans classified doubtful by senior management and all partially charged-off loans are placed on a cash basis, even if the borrower is still making required payments. Any accrued but unpaid interest previously recorded on cash basis loans is reversed against current period interest revenue. Cash receipts of interest on cash basis loans are recorded as either revenue or a reduction of principal, according to management's judgment as to the collectibility of principal.

  Renegotiated loans are those which have been renegotiated to an effective interest rate lower than the then-current market rate because of a deterioration in the financial position of the borrower. Interest on such loans is accrued at the renegotiated rate.

  Other real estate and other assets acquired in credit workouts, either formally or through in-substance foreclosure, are recorded at the lower of fair value or the recorded investment in the related loan and are classified as other assets. Any excess of the recorded investment in the loan over the fair value of the asset acquired is accounted for as a charge to the allowance for credit losses.

Allowance For Credit Losses

The allowance for credit losses is available for credit losses, which include credit charge-offs and losses on sales and swaps of refinancing country loans held in the loan portfolio. Credit losses arise from the Corporation's portfolio, which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Whenever the Credit Audit Department and senior credit management determine that the probability of loss is greater than 50 percent, an immediate charge-off of the amount deemed uncollectible is recorded.

  A multitude of complex and changing factors are collectively weighed by management in determining the adequacy of the allowance. These factors include management's review of the extent of existing risks in the portfolio and of prevailing economic conditions; regular examinations and evaluations of the quality of the portfolio by the Credit Audit Department and by the bank regulatory authorities; the actual loss experience and the level of the allowance. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's portfolio.

Premises and Equipment

Premises and equipment owned are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the terms of the leases or the estimated useful lives of the improvements, whichever are shorter. Maintenance and repairs are charged to expense and improvements are capitalized. Gains and losses on dispositions are generally reflected in earnings.

  Leased properties meeting certain criteria are capitalized and amortized using the straight-line method over the terms of the leases.

Insurance Revenue and Expense

For the Corporation's life insurance subsidiary, premiums are recognized as revenue over the premium paying period of the related disability, annuity and other life insurance policies and are included in other noninterest revenue. Liabilities for future insurance benefits and the related provision for policyholder benefits reflect the present value of actuarially determined obligations net of future premiums. The liabilities for future benefits are included in other liabilities and the provision for benefits is included in other noninterest expenses.

Income Taxes

The Corporation's income taxes for 1991 were computed in accordance with SFAS
96. SFAS 96 restricted the recognition of deferred tax assets and required that deferred tax balances be measured by using currently enacted rates.

  Effective January 1, 1992, the Corporation adopted SFAS 109, the new accounting standard for income taxes. This statement changed the manner in which income tax expense is determined, since it provides significantly less restrictive criteria for the recognition of deferred tax assets.

Deferred Stock Awards

The Corporation records its obligations under outstanding deferred stock awards as a component of stockholders' equity, common stock issuable-stock awards. The related deferred

                                                                BANKERS TRUST 55

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

compensation is also included in stockholders' equity. These classifications are based upon the Corporation's intent to settle these awards with its common stock.

Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Corporation's cash and cash equivalents are cash and due from banks. Net cash flows from instruments such as futures, forwards, options and swaps used to hedge assets or liabilities are classified as cash flows from operating activities.

  Effective with the June 30, 1992 modification of its accounting policy with respect to the valuation of its investment securities, the Corporation had prospectively classified the cash flows from such securities as operating activities. In conjunction with the adoption of SFAS 115 at December 31, 1993, the consolidated statement of cash flows for 1992 has been restated to treat cash flows from investment securities as investing activities.

    The Corporation reports the cash flows from loans made to customers and principal collected on loans, as well as from interest-bearing deposits accepted and repaid by its bank subsidiaries, on a net basis. Since the gross cash flows from the Corporation's nonbank subsidiaries' loans and interest-bearing deposits are not significant to the consolidated statement, such cash flows are also reported on a net basis.


Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation.

Note 2 - Changes in Accounting Principles

Income Taxes

Effective January 1, 1992, the Corporation adopted SFAS 109, "Accounting for Income Taxes". The adoption of SFAS 109 resulted in a $324 million upward restatement of consolidated net income for 1992. This amount consisted of a $446 million credit recorded as the cumulative effect of the accounting change and a $122 million increase in income taxes.

Postretirement and Postemployment Benefits

On January 1, 1993, the Corporation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Corporation now uses actuarial-basis accrual accounting for its postretirement health care and life insurance plans. The Corporation recognized its entire net transition obligation with respect to these plans.

  The Corporation also adopted SFAS 112, "Employers' Accounting for Postemployment Benefits" on January 1, 1993. The Corporation recognized on an accrual basis the probable and reasonably estimable costs of its employer-provided benefits which cover former or inactive employees after employment but before retirement. These included severance, short- and long-term disability, workers' compensation and the continuation of health care and life insurance coverage.

  As a result of adopting SFAS 106 and SFAS 112 on January 1, 1993, the Corporation recorded charges of $100 million and $7 million, respectively, (or $70 million and $5 million, respectively, net of income taxes) as the cumulative effects of these changes in accounting principles. Aside from the cumulative effect charge, during 1993, the Corporation recorded $11 million of postretirement benefits expense.

Securities Available for Sale

Effective December 31, 1993, the Corporation adopted SFAS 115. This new accounting standard mandates that affected securities which are neither trading securities nor held to maturity be designated as available for sale and reported at fair value, with unrealized gains and losses recorded directly to a separate component of stockholders' equity.

  The Corporation, in addition to the securities which had been classified as investment securities (and carried at either the lower of aggregate cost or market, or at market), identified and transferred at market value to a new asset category, securities available for sale, Mexican government Par Bonds, industrial development bonds and Brazilian sovereign bonds previously carried in the loan portfolio, as well as marketable equity securities previously classified as other assets (and carried at cost).

  Also at December 31, 1993, the Corporation recorded a credit of $145 million ($88 million on an after-tax basis) in the securities valuation allowance component of stockholders' equity, representing the net unrealized gains on securities available for sale. The adoption of SFAS 115 had no effect on net income.

Note 3 - Trading Account Assets and Securities Sold,
Not Yet Purchased

The components of these accounts, which are carried at market value, were as follows:

(in millions) December 31,                    1993     1992
                                            -------  -------
Trading account assets
U.S. government and agency
 securities                                 $19,648  $14,359
Obligations of U.S. states and political
 subdivisions                                   494      627
Foreign government securities                13,229    5,447
Corporate debt securities                     5,565    2,749
Equity securities                             3,804    1,114
Bankers acceptances and certificates
 of deposit                                   2,178    2,682
Swaps, options and other derivative
 contracts, net                                 732    1,287
Other                                         2,626    1,643
                                            -------  -------
Total trading account assets                $48,276  $29,908
                                            =======  =======
Securities Sold, Not Yet Purchased
U.S. government and agency securities       $ 4,023  $ 3,887
Foreign government securities                 3,099      188
Equity securities                             1,644      712
Other                                           583      340
                                            -------  -------
Total securities sold, not yet purchased    $ 9,349  $ 5,127
                                            =======  =======

56 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Note 4 - Securities Available for Sale;
Investment Securities

The fair value, amortized cost, and gross unrealized holding gains and losses for the Corporation's securities available for sale follow:

(in millions) December 31, 1993

                                                                        Gross
                                                                 Unrealized Holding
                                                   Fair          ------------------  Amortized
                                                   Value         Gains    (Losses)     Cost
                                                   ------       -----      -----      ------
Debt securities
 U.S. government and agencies                      $1,091        $ 33      $ (36)     $1,094
 States of the U.S. and
  political subdivisions                            1,561         125        (59)      1,495
 Asset-backed                                       1,105           3          -       1,102
 Foreign governments                                1,305          17          -       1,288
 Other                                              1,667          32        (30)      1,665
Equity securities                                     344          98         (8)        254
                                                   ------        ----      -----      ------
Total securities available for sale                $7,073        $308      $(133)     $6,898
                                                   ======        ====      =====      ======

  Except for U.S. government and agencies, there were no securities of any individual issuer included in securities available for sale that exceeded 10 percent of the Corporation's total stockholders' equity at December 31, 1993.

  The components of investment securities gains (losses) as reported in the consolidated statement of income for each of the last three years are summarized as follows:


(in millions) Year Ended December 31,         1993   1992   1991
                                             -----  -----  -----
Debt securities - gross realized gains       $   7  $   8  $  40
Debt securities - gross realized losses         (5)   (28)   (20)
Equity securities - net realized gains          11     16     26
                                             -----  -----  -----
Total investment securities gains (losses)   $  13  $  (4) $  46
                                             =====  =====  =====


  The Corporation's investment securities' book value and market value (or estimated market value for certain investment securities where no market quotations were available), including gross unrealized gains and losses follow:



(in millions) December 31,                                      1992                              1991
                                                 ---------------------------------   ---------------------------------
                                                          Gross Unrealized                    Gross Unrealized
                                                 Book     ----------------  Market   Book    -----------------  Market
                                                 Value    Gains   (Losses)  Value    Value   Gains   (Losses)   Value
                                                 ------   -----   --------  ------   ------  ------  --------   ------
U.S. Treasury                                    $  569   $   5      $  -   $  574   $  561    $  6      $  -   $  567
 - portion carried at market                         44       -         -       44        -       -         -        -
U.S. government agencies and corporations           883      20        (1)     902      883      47         -      930
 - portion carried at market                         65       -         -       65        -       -         -        -
States of the U.S. and political subdivisions     1,312      77        (1)   1,388    1,384     122        (5)   1,501
Other bonds, notes, debentures and
 redeemable preferred stock                       2,526       8        (9)   2,525    3,541      46       (16)   3,571
 - portion carried at market                        639       -         -      639        -       -         -        -
Federal Reserve Bank and other
 corporate stock                                     73       1        (1)      73       67       -         -       67
  - portion carried at market                       104       -         -      104       80       -         -       80
                                                 ------   -----      ----   ------   ------    ----  --------   ------
Total investment securities                      $6,215   $ 111      $(12)  $6,314   $6,516    $221      $(21)  $6,716
                                                 ======   =====      ====   ======   ======    ====  ========   ======


  The following table shows the fair value, remaining maturities, approximate weighted average yields (not on a fully taxable basis) and total amortized cost by maturity distribution of the debt components of the Corporation's securities available for sale at December 31, 1993.






                                                                     Maturity Distribution
                              ---------------------------------------------------------------------------------------------------
                                                       After One           After Five
                                   Within             But Within           But Within              After
                                  One Year            Five Years           Ten Years             Ten Years             Total
                              ----------------     ----------------     ----------------     ----------------     ---------------
($ in millions)               Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield     Amount    Yield
U.S. government and
 agencies                      $   338     4.27%   $   452      7.63%   $    57      8.77%   $   244      9.79%   $ 1,091     7.13%
States of the U.S. and
 political
 subdivisions                       49     7.12        842      8.42        223      5.28        447      6.37      1,561     7.34
Asset-backed securities              6     8.77        506      4.07        550      3.63         43      3.67      1,105     3.86
Foreign government
 securities                        307     7.30        284      7.14        333      9.30        381      7.29      1,305     7.77
Other                              465     4.07        956      5.74        215      9.28         31      9.33      1,667     5.80
                               -------   ------    -------   -------    -------   -------    -------   -------    -------  -------
Total fair value               $ 1,165             $ 3,040              $ 1,378              $ 1,146              $ 6,729
                               =======             =======              =======              =======              =======
Total amortized cost           $ 1,159             $ 3,022              $ 1,364              $ 1,099              $ 6,644
                               =======             =======              =======              =======              =======


                                                                BANKERS TRUST 57

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Note 5 - Loans
The following table summarizes the composition of loans at the end of each of the last five years:

($ in millions) December 31,           1993                1992                 1991                1990                1989
                               ----------------    ------------------  ------------------   ------------------    ------------------

Domestic
 Commercial and industrial     $ 2,794       18%   $ 3,727        21%   $ 4,074        24%   $ 5,111        24%   $ 5,767       27%
 Financial institutions          3,210       21      4,544        26      3,020        18      3,701        17      1,415        7
 Real estate
  Construction                     245        2        261         2        405         2        484         2        748        4
  Mortgage                       1,550       10      1,625         9      1,499         9      1,677         8      1,569        7
 Other                           1,780       12      1,312         8      1,247         7      1,715         8      2,151       10
                               -------   ------    -------   -------    -------   -------    -------   -------    -------  -------
Total domestic                   9,579       63     11,469        66     10,245        60     12,688        59     11,650       55
                               -------   ------    -------   -------    -------   -------    -------   -------    -------  -------
International
 Governments and official
  institutions                     456        3      1,316         8      1,709        10      2,297        11      2,249       10
 Banks and other financial
  institutions                   1,935       12      1,076         6        973         5      1,752         8      2,237       10
 Commercial and industrial       1,721       11      1,930        11      2,409        14      3,097        14      3,773       18
 Real estate
  Construction                       2        -         18         -        161         1        209         1        165        1
  Mortgage                         261        2        394         2        465         3        430         2        187        1
 Other                           1,346        9      1,212         7      1,175         7      1,107         5        998        5
                               -------   ------    -------   -------    -------   -------    -------   -------    -------  -------
Total international              5,721       37      5,946        34      6,892        40      8,892        41      9,609       45
                               -------   ------    -------   -------    -------   -------    -------   -------    -------  -------
Gross loans                     15,300      100%    17,415       100%    17,137       100%    21,580       100%    21,259      100%
                                         ------              -------              -------              -------             -------
Less, unearned income              100                  97                   90                  106                  106
                               -------             -------              -------              -------              -------

Total loans                    $15,200             $17,318              $17,047              $21,474              $21,153
                               -------             -------              -------              -------              -------

  On a global basis, the commercial and industrial category and the "other" category included no single industry group with aggregate borrowings from the Corporation in excess of 10 percent of the total loan portfolio at December 31, 1993.

  The following table shows certain maturity information for the Corporation's loans at December 31, 1993, excluding 1-4 family mortgages, installment loans and lease financing:


                                                                                       Remaining Maturity
                                                             ----------------------------------------------------------------
                                                               Within            After one             After
                                                                one              but within            five
(in millions)                                                  year              five years            years            Total
                                                             ---------           ----------            ------          -------
Domestic
 Commercial and industrial                                     $ 1,281              $1,136              $  377          $ 2,794
 Financial institutions                                          3,098                 103                   9            3,210
 Real estate
  Construction                                                      57                 188                   -              245
  Mortgage                                                         610                 495                 202            1,307
 Other                                                           1,400                  62                  26            1,488
                                                               -------              ------              ------          -------
Total domestic                                                   6,446               1,984                 614            9,044
International                                                    4,313                 517                 721            5,551
                                                               -------              ------              ------          -------
Total                                                          $10,759              $2,501              $1,335          $14,595
                                                               =======              ======              ======          =======
Loans due after one year
 With predetermined
  interest rates                                                                    $  332              $  664
                                                                                    ======              ======
 With floating or adjustable
  interest rates                                                                    $2,169              $  671
                                                                                    ======              ======

Cash Basis Loans and Renegotiated Loans

The Corporation's cash basis loans and renegotiated loans are summarized as follows:

(in millions) December 31,                                        1993                1992
                                                               -------              ------
Cash basis loans
 Domestic                                                      $   621              $  833
 International                                                     353                 544
                                                               -------              ------
Total cash basis loans                                         $   974              $1,377
                                                               =======              ======
Renegotiated loans
 Domestic                                                      $    21              $   48
 International                                                       -                 611
                                                               -------              ------
Total renegotiated loans                                       $    21              $  659
                                                               =======              ======

58 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  At December 31, 1993 and 1992, the Corporation had commitments to make additional loans to borrowers on a cash basis or renegotiated status of $29 million and $75 million, respectively.

  The following table sets forth the approximate effect on interest revenue of cash basis loans and renegotiated loans. This disclosure reflects the interest on loans which were carried on the balance sheet and classified as either cash basis or renegotiated at December 31 of each year. The rates used in determining the gross amount of interest which would have been recorded at the original rate were not necessarily representative of current market rates.

(in millions) Year Ended December 31,            1993       1992          1991
- -------------------------------------           -----      ------         -----
Domestic loans
 Gross amount of interest that would have
  been recorded at original rate                $  56      $   82         $ 111
 Less, interest, net of reversals, recognized
  in interest revenue                               8          18            30
                                                -----      ------         -----
Reduction of interest revenue                      48          64            81
                                                -----      ------         -----
International loans
 Gross amount of interest that would have
  been recorded at original rate                   29          95           173
 Less, interest, net of reversals, recognized
  in interest revenue                              22         108            93
                                                -----      ------         -----
Reduction of (Increase in) interest revenue         7         (13)           80
                                                -----      ------         -----
Total reduction of interest revenue             $  55      $   51         $ 161
                                                =====      ======         =====

  In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan". This statement is effective for fiscal years beginning after December 15, 1994, with earlier adoption permissible. SFAS 114 requires the creation of a valuation allowance for impaired loans based on either: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms.

  The Corporation has not yet decided when it will adopt SFAS 114. However, the Corporation believes that adoption of this standard at December 31, 1993 would only have resulted in an allocation of a portion of its existing allowance for credit losses to a specific valuation allowance for impaired loans, with no resulting impact on that date on the Corporation's net income, stockholders' equity or total assets.


Note 6 - Allowance for Credit Losses
An analysis of the changes in the Corporation's allowance for credit losses follows:

(in millions) Year Ended December 31,                      1993             1992            1991
- -------------------------------------                     -------          ------          ------
Balance, beginning of year                                $ 1,620          $1,806          $2,169
                                                          -------          ------          ------
Net charge-offs
 Charge-offs                                                  460             343             487
 Recoveries                                                    71              49              49
                                                          -------          ------          ------
  Total net charge-offs                                       389             294             438
Losses on sales and swaps of
 refinancing country loans                                      -             117             163
                                                          -------          ------          ------
  Total net charges to the allowance                          389             411             601
Provision for credit losses                                    93             225             238
                                                          -------          ------          ------
Balance, end of year                                      $ 1,324          $1,620          $1,806
                                                          =======          ======          ======

Note 7 - Premises and Equipment; Leases
An analysis of premises and equipment follows:

(in millions) December 31,                                  1993            1992
- --------------------------                                 ------          ------
Land                                                       $   70          $   65
Buildings                                                     211             213
Leasehold improvements                                        263             255
Furniture and equipment                                       737             625
Property leased under capital leases
 Land and buildings                                            76              76
 Equipment                                                      2               2
Construction-in-progress                                       19              16
                                                           ------          ------
Total                                                       1,378           1,252
Less, accumulated depreciation and amortization               659             592
                                                           ------          ------
Net book value                                             $  719          $  660
                                                           ======          ======

  Included in accumulated depreciation and amortization was accumulated amortization related to capitalized leases of $25 million and $23 million at December 31, 1993 and 1992, respectively.

  The Corporation is a lessee under lease agreements covering real property and equipment. Certain leases contain purchase or bargain renewal options. The future minimum lease payments required under the Corporation's capital leases and the present value of such payments at the end of 1993 were as follows:

(in millions) December 31,                           1993
- --------------------------                          -----
1994                                                $   7
1995                                                    7
1996                                                    7
1997                                                    7
1998                                                    7
1999 and later                                         99
                                                    -----
Total minimum lease payments                          134*
Less, amount representing interest                     64
                                                    -----
Total present value of minimum lease payments          70
LESS, LOANS TO LESSORS OF CERTAIN LEASED PREMISES      64
                                                    -----
Obligations under capital leases, net               $   6
                                                    =====

* Net minimum lease payments were $106 million after deducting minimum noncancelable sublease rentals of $28 million.

                                                                BANKERS TRUST 59

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  The future minimum lease payments required under the Corporation's noncancelable operating leases at the end of 1993 were as follows:

(in millions) December 31,      1993
                               -----
1994                           $  69
1995                              50
1996                              37
1997                              31
1998                              33
1999 and later                   191
                               -----
Total minimum lease payments   $ 411*
                               =====

* Net minimum lease payments were $393 million after deducting minimum noncancelable sublease rentals of $18 million.

The following shows the net rental expense for all operating leases:

(in millions) Year Ended December 31,        1993      1992     1991
                                            -----      -----    -----
Gross rental expense                        $  87      $  95    $ 104
Less, sublease rental income                    9         14       18
                                            -----      -----    -----
Net rental expense                          $  78      $  81    $  86
                                            =====      =====    =====

Note 8 -- Securities Sold Under Repurchase
Agreements and Other Short-Term Borrowings

Short-term borrowings are borrowed funds generally with an original maturity of one year or less. Debt instruments which contain a provision for early redemption, exercisable at the option of the security holder, are classified on the basis of the earliest possible redemption date.

  Securities sold under repurchase agreements and federal funds purchased generally mature in one day; commercial paper generally matures within 90 days.

  The details of these borrowings for the years 1993, 1992 and 1991 are presented below:


($ in millions)                                  1993      1992      1991
                                               ------    -------   -------
Securities sold under repurchase agreements
Balance at year end                            $23,834   $17,451   $12,343
Average amount outstanding                      23,772    20,241    10,005
Maximum amount outstanding at
      any month end                             28,575    26,540    13,169
Average interest rate for the year                3.64%     4.03%     6.37%
Average interest rate on year-end balance         3.59%     3.27%     4.84%
Federal funds purchased
Balance at year end                            $ 5,242   $ 2,926   $ 5,211
Average amount outstanding                       2,674     2,686     4,516
Maximum amount outstanding at
      any month end                              5,719     5,254     7,993
Average interest rate for the year                2.49%     3.12%     5.55%
Average interest rate on year-end balance         2.50%     1.83%     3.59%
Commercial paper
Balance at year end                            $ 7,156   $ 5,001   $ 4,636
Average amount outstanding                       5,415     4,494     3,798
Maximum amount outstanding at
     any month end                               7,156     5,367     4,725
Average interest rate for the year                3.65%     5.01%     6.92%
Average interest rate on year-end balance         3.47%     4.07%     5.79%
Other
Balance at year end                            $ 6,594   $ 3,852   $ 3,205
Average amount outstanding                       4,628     3,851     3,684
Maximum amount outstanding at
     any month end                               6,594     4,281     4,557
Average interest rate for the year                7.39%     8.20%    10.86%
Average interest rate on year-end balance         5.76%     7.05%     8.04%

  The Parent Company had standby lines of credit amounting to $500 million at December 31, 1993 with banks other than its subsidiaries to support its commercial paper outstanding. It has never been necessary for the Parent Company to activate these lines of credit.

60 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Note 9 - Long-Term Debt
Long-term debt is summarized as follows, based on the contractual terms of each issue:


                                                                                                     Dec. 31,  Dec. 31,
                                                             Fixed Rate            Floating Rate       1993     1992
(in millions)                                          Senior      Subordinated  Senior  Subordinated  Total   Total
                                                   --------------  ------------  ------  ------------  ------  ------
Parent Company
Due in 1993                                                $  -         $    -     $  -       $  -     $  -    $  -
Due in 1994                                                   150            -        -          -       150     150
Due in 1995                                                   299            -      120          -       419     299
Due in 1996                                                   598           150      13          -       761     447
Due in 1997                                                     -           201       -          -       201     200
Due in 1998                                                   100            -       30          -       130      10
Due in 1999-2003                                               13         1,210       -         548    1,771   1,672
Thereafter                                                      -           399       -         100      499       8
                                                            -----         -----     ---         ---    -----   -----
Total                                                       1,160         1,960     163         648    3,931   2,786
                                                            =====         =====     ===         ===    =====   =====
BTCo.
Due in 1993                                                     -             -       -           -        -       6
Due in 1994                                                   221             -     377           -      598     438
Due in 1995                                                     2           100     239           -      341     155
Due in 1996                                                     1             -      39           -       40       1
Due in 1997                                                     1            21      64           -       86      23
Due in 1998                                                     1            24     110           -      135      25
Due in 1999-2003                                               18            25     132           -      175     256
Thereafter                                                      -            11       7           -       18      17
                                                            -----         -----     ---         ---    -----   -----
Total                                                         244           181     968           -    1,393     921
                                                            =====         =====     ===         ===    =====   =====
BT Securities Corporation
Variable Rate Subordinated Notes due Sept. 1997
 ($53 at fixed rate at Dec. 1993)                                                                        162     162
Bankers Trust (Delaware)
Zero Coupon Bank Notes due
 June 1994 to Dec. 1996                                                                                   87      82
Other Subsidiaries                                                                                        24      41
                                                                                                      ------  ------

Total long-term debt                                                                                  $5,597  $3,992
                                                                                                      ======  ======

  Based solely on the contractual terms of the debt issues, at December 31, 1993 the Corporation's total fixed rate long-term debt had a weighted average interest rate of 7.50 percent.

  The Corporation has entered into interest rate and currency swap agreements for many of its long-term debt issues, in order to manage its interest rate and currency risks.

  The interest rates for the floating rate debt issues and the fixed rate debt issues effectively converted to floating, are generally based on LIBOR, although in certain instances they are subject to minimum interest rates as specified in the agreements governing the respective issues.

  The weighted average effective interest rates for total long-term debt, including the effects of the related swap agreements, were 3.58 percent and 4.82 percent at December 31, 1993 and 1992, respectively.

  Certain debt securities include covenants requiring the Parent Company, from time to time or at maturity, as appropriate, to issue common stock or other securities in an amount equal to the principal amount of the debt securities, in order to comply with bank regulations governing capital adequacy. In this regard, at December 31, 1993 and 1992, the Parent Company had dedicated $473 million and $280 million, respectively, of net proceeds from such issuances.

  At December 31, 1993, the Parent Company had outstanding two issues of Convertible Capital Securities due 2033 and totaling $250 million. These are subordinated debt securities which under certain circumstances can be converted into Parent Company preferred stock. See Note 11 for additional information.

  The payment of principal and interest on a BTCo. $100 million issue of Subordinated Notes due March 1995 is unconditionally guaranteed on a subordinated basis by the Parent Company. The notes were issued during 1992 as part of an offering of Preferred Purchase Units. See Note 11 for additional information.

Note 10 - Preferred Stock of Subsidiary
On January 22, 1993, BT Overseas Finance N. V. ("BTOF"), an indirect, wholly-owned subsidiary of the Parent Company authorized to issue 10,000 preferred shares, $.01 par value, issued $250 million, or 2,500 shares, of Auction Rate Cumulative Preferred Stock in four series of 625 shares each-Series A-D ("BTOF Preferred"). The BTOF Preferred has contingent voting rights and a liquidation preference of $100,000 per share, plus accrued and unpaid dividends. Each of the four series is identical, except that dividend rates and dividend payment dates vary and separate auctions on different auction dates are held for each series.

  The shares of each series of BTOF Preferred are redeemable, in whole but not in part, except under certain circumstances, at the option of BTOF at a redemption price of $100,000 per share, plus accrued and unpaid dividends to the date of redemption.

  Dividends on each series of BTOF Preferred are cumulative and payable generally every 28 days at a rate per annum determined by auction. The rate for any dividend period is subject to a minimum rate, in certain circumstances, based upon the "AA" Corporate Commercial Paper Rate and a maximum rate based upon selected short- and long-term U.S. Treasury securities as determined at the particular auction date. For the year ended December 31, 1993, the composite average dividend rate on the four series of BTOF Preferred was 3.20 percent. At December 31, 1993, the composite average dividend rate was 3.41 percent.

  In addition, BTOF and the Parent Company entered into an agreement pursuant to which the Parent Company agreed to sell to BTOF, upon BTOF's exercise of its right to purchase, 2,500 shares (in four series of 625 shares) of the Parent Company's Auction Rate Cumulative Preferred Stock, Series K-N ("Exchange Preferred"). BTOF and the Parent Company also agreed that BTOF will purchase and exchange the Exchange Preferred for BTOF Preferred, upon the Parent Company's exercise of its right to cause such for one or more series, or upon the occurrence of certain other events in whole but not in part. The purchase price of the Exchange Preferred in either case is $100,000 per share. The Exchange Preferred Stock has terms identical to the BTOF Preferred, except that the Parent Company can redeem the Exchange Preferred in whole or in part, the dividend periods are generally 49 days and the maximum rate for any dividend period under no circumstances will exceed 24 percent per annum.

                                                                BANKERS TRUST 61

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Note 11 - Preferred Stock
Series Preferred Stock

The Parent Company is authorized to issue 10 million shares of Series Preferred Stock, without par value. All shares of Series Preferred Stock constitute one and the same class and have equal rank and priority over common stockholders as to dividends and in the event of liquidation. Each series of Series Preferred Stock has a liquidation preference per share (as indicated below), plus accrued and unpaid dividends, as well as contingent voting rights. The Series Preferred Stock outstandings were as follows:

($ in millions) December 31,                                 1993  1992
                                                            ----- -----
Fixed/Adjustable Rate Cumulative Preferred Stock
  Series D, Outstanding: 4,105,550 shares                   $ 205 $ 205
  Series J, Outstanding: 447,225 shares                        45    45
Money Market Cumulative Preferred Stock
  Series E, F, G and H, Outstanding: 625 shares per Series      -   250
                                                            ----- -----
Total preferred stock                                       $ 250 $ 500
                                                            ===== =====

Series C Junior Participating Preferred Stock

The Parent Company has designated 1 million shares of the Series Preferred Stock as Series C Junior Participating Preferred Stock ("Series C"), which are issuable on the exercise of Preferred Share Purchase Rights pursuant to a Rights Agreement adopted by the Corporation in February 1988. See Note 12 for a more detailed discussion of this agreement. No Series C shares have ever been issued.

Fixed/Adjustable Rate Cumulative Preferred Stock,
Series D and J

On August 31, 1989, the Parent Company issued $250 million, or 5 million shares, of Fixed/Adjustable Rate Cumulative Preferred Stock, Series D (Liquidation Preference-$50 per share) ("Series D"). On October 28, 1992, the Parent Company exchanged 447,225 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series J (Liquidation Preference-$100 per share) ("Series J") for 894,450 shares of its Series D amounting to $44,722,500 liquidation value. After the exchange, there remained outstanding 4,105,550 shares, or $205,277,500 liquidation value, of the Series D.

  At the option of the Parent Company, the Series D (Series J) may be redeemed, in whole or in part, on or after September 1, 1992 (Series J, December 1, 1995) and prior to September 1, 1994 (Series J, December 1, 1997) at $51.50 (Series J, $103.00) per share and thereafter at $50.00 (Series J, $100.00) per share, plus, in each case, accrued and unpaid dividends to the redemption date. However, these shares may be redeemed in whole earlier if the dividend rate is adjusted upwards as a result of an amendment to effect a change in the dividends exclusion percentage provisions of the Internal Revenue Code. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

  Dividends on the Series D and Series J are cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year. The Series D (Series
J) dividend rate is fixed at 8.72 (Series J, 7.375) percent per annum prior to September 1, 1994 (Series J, December 1, 1997). Thereafter, the dividend rate for both series is determined by a formula that considers the interest rates of selected short- and long-term U.S. Treasury securities at the time the rate is set plus an incremental increase based on a relationship of the Parent Company's then current quarterly cash dividend declared on common stock and the last quarterly cash dividend paid on common stock prior to June 1, 1994 (Series J, September 1, 1997). The Series D (Series J) adjustable rate in no event will be less than 8 percent (Series J, 7 percent) per annum or greater than 17 percent (Series J, 17 percent) per annum. Both the fixed and adjustable rates may be subject to adjustment in the event of enactment of an amendment to effect a change in the dividends exclusion percentage provisions of the Internal Revenue Code.

Money Market Cumulative Preferred Stock,
Series E, F, G and H

On June 14, 1990, the Parent Company issued $250 million, or 2,500 shares, of Money Market Cumulative Preferred Stock in four series of 625 shares each-Series E, Series F, Series G and Series H (Liquidation Preference-$100,000 per share). During the first half of 1993, the Parent Company redeemed at par ($100,000 per share) its Money Market Cumulative Preferred Stock.

  Each of the four series were identical except that the dividend rates and dividend payment dates varied and separate auctions on different auction dates were held for each series, generally every 49 days. For the years 1993 and 1992, the composite average dividend rates were 2.72 percent and 3.16 percent, respectively. At December 31, 1992, the composite average dividend rate on the four series of Money Market Cumulative Preferred Stock was 3.19 percent.

8.55% Cumulative Preferred Stock, Series I

On March 23, 1992, Bankers Trust Company issued $100 million of 6.90% Subordinated Notes due March 1995 (the "Notes"). The Notes, which are guaranteed on a subordinated basis by the Parent Company, were issued as part of four million Preferred Purchase Units ("Units"). Each Unit consists of a Note with a $25 principal amount, a subordinated guaranty by the Parent Company of such Note, and a preferred stock purchase contract (the "Purchase Contract") issued by the Parent Company. Holders of the Units are entitled to receive 8.55 percent per annum with respect to each Unit, payable quarterly, which consists of the interest on the Notes and a contract fee in respect of the Purchase Contracts. On March 1, 1995, the Notes will mature. On that same date, the Purchase Contracts, unless terminated, will require the purchase, at a price of $25 per share, of four million depositary shares, each representing a one-fourth interest in a share of the Parent Company's 8.55% Cumulative Preferred Stock, Series I (Liquidation Preference-

62 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

$100 per share) ("Series I").

  Dividends on the Series I, when and if issued, will be cumulative and payable quarterly, commencing on June 1, 1995, at a fixed rate of 8.55 percent of the liquidation preference per annum. Shares of the Series I, when and if issued, will not be redeemable prior to March 1, 1997, when they will become redeemable at the Parent Company's option at $100 per share, plus an amount equal to accrued and unpaid dividends.

Auction Rate Cumulative Preferred Stock, Series K, L, M and N
The Parent Company, as part of an agreement with BTOF, holds in treasury Auction Rate Cumulative Preferred Stock in four series of 625 shares each-Series K, Series L, Series M and Series N (Liquidation Preference-$100,000 per share).
See Note 10 for a more detailed discussion of this agreement.

7 5/8% Cumulative Preferred Stock, Series O
On June 2, 1993, the Parent Company issued $150 million of
7 5/8% Convertible Capital Securities due June 2033. These debt securities are subordinated and can only be redeemed in whole but not in part, on or after June 1, 1998 at par, plus accrued and unpaid interest to the redemption date. The Parent Company, at its option, may reset at any time the interest rate on the 7 5/8% Convertible Capital Securities to a rate of 6 1/8 percent. Upon the Parent Company's election to reset the interest rate, holders of this issue will have the right, at any time prior to redemption or maturity, to convert the debt securities into depositary shares, at $25 per share, each representing a one-tenth interest in a share of the Parent Company's 7 5/8% Cumulative Preferred Stock, Series O (Liquidation Preference--$250 per share) ("Series O").

  Dividends on the Series O, when and if issued, will be cumulative and payable quarterly on each March 1, June 1, September 1 and December 1, commencing with the date succeeding original issuance. Shares of Series O, when and if issued, will be redeemable at the Parent Company's option, in whole or in part, at $300 per share on or before June 1, 1998 and thereafter at $250 per share, plus, in each case, accrued and unpaid dividends to the redemption date.

7.50% Cumulative Preferred Stock, Series P
On August 19, 1993, the Parent Company issued $100 million of 7.50% Convertible Capital Securities due August 2033. These debt securities are subordinated and can only be redeemed, in whole but not in part, on or after August 15, 1998 at par, plus accrued and unpaid interest to the redemption date. The Parent Company, at its option, may reset at any time the interest rate on the 7.50% Convertible Capital Securities to a rate of 6.00 percent. Upon the Parent Company's election to reset the interest rate, holders of this issue have the right, at any time prior to redemption or maturity, to convert the debt securities into depositary shares, at $25 per share, each representing a one-fortieth interest in a share of the Parent Company's 7.50% Cumulative Preferred Stock, Series P (Liquidation Preference--$1,000 per share) ("Series P").

  Dividends on the Series P, when and if issued, will be cumulative and payable quarterly on February 15, May 15, August 15 and November 15, commencing with the date succeeding original issuance. Shares of Series P, when and if issued, will be redeemable at the Parent Company's option, in whole or in part, at $1,200 per share on or before August 15, 1998 and thereafter at $1,000 per share, plus, in each case, accrued and unpaid dividends to the redemption date.

Serial Preferred Stock
In 1990, stockholders voted in favor of an amendment to the Restated Certificate of Incorporation of Bankers Trust New York Corporation to increase the number of shares of authorized preferred stock from 10 million to 20 million and created a new class of preferred stock called Serial Preferred Stock which would have equal rank as the Series Preferred Stock as well as priority over common stockholders as to dividends and in the event of liquidation. The Parent Company has decided to defer action on implementing this approved amendment at this time.

Note 12 -- Preferred Share Purchase Rights
On February 16, 1988, the Board of Directors of the Parent Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each share of common stock held, payable February 26, 1988 to stockholders of record on that date. Rights also automatically attach to each share of common stock issued after February 26, 1988.

  Each Right entitles the record holder to purchase from the Parent Company a 1/100th interest in a share of the Parent Company's Series C Junior Participating Preferred Stock at an exercise price of $140, subject to certain adjustments. The Rights will not be exercisable or transferable apart from the common stock until the 10th day after either a public announcement that a person or group (an "Acquiring Person") has acquired beneficial ownership of 20 percent or more of the common stock, or the announcement or commencement of a tender offer for 20 percent or more of the common stock. If the Corporation is acquired or 50 percent or more of its consolidated assets or earning power are sold, each holder of a Right will have the right to receive, upon the exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which have a market value of two times the exercise price of the Right. If any person becomes an Acquiring Person (unless such person first acquires 20 percent or more of the outstanding common shares by a purchase pursuant to a tender offer for all of the common shares for cash, which purchase increases such person's beneficial ownership to 80 percent or more of the outstanding common shares), each holder of a Right other than Rights beneficially owned by the Acquiring Person (which will be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. The Rights will expire on February 26, 1998, but may be redeemed at any time prior to a person or group acquiring the beneficial ownership of 20 percent or more of the common stock. Until a Right is exercised, the holder will have no rights as a stockholder of the Parent Company.

                                                                BANKERS TRUST 63

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  After the acquisition by a person or group of beneficial ownership of 20 percent or more of the outstanding common shares and prior to the acquisition by such person or group of 50 percent or more of the outstanding common shares, the Board of Directors of the Parent Company may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one common share, or a 1/100th interest in a share of Series C Junior Participating Preferred Stock (or a share of a class or series of the Parent Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

  If issued, each share of Series C Junior Participating Preferred Stock will be entitled, subject to adjustment, to (i) a quarterly dividend of the greater of $1 per share or 100 times the quarterly dividend declared on each share of common stock, (ii) in the event of liquidation, dissolution or winding up, a preferential liquidation payment of the greater of $100 per share or 100 times the liquidation payment made per share of common stock, and (iii) 100 votes per share voting together with the holders of the Parent Company's common stock on all matters.

  Under certain conditions, the Rights will also be redeemed in connection with an acquisition of all of the Parent Company's common stock for cash in a transaction approved by the Parent Company's stockholders. Subject to certain specified conditions, a special meeting of the Parent Company's stockholders to vote on such a transaction will be called upon the request of a potential acquiror.

  These statements are qualified in their entirety by reference to the Rights Agreement, a copy of which was filed with the Securities and Exchange Commission.


Note 13 - Common Stock
The purposes and number of shares of common stock issued, distributed from treasury and purchased for treasury during 1993, 1992 and 1991 were as follows:

Year Ended December 31,                   1993           1992           1991
- -----------------------                ----------     ----------     ----------
Common shares outstanding,
 beginning of year                     82,873,988     82,418,670     80,923,830
                                       ----------     ----------     ----------
Shares issued or distributed under
 Employee Benefit Plans:
  1976 Stock Option Plan                    9,376         37,787         70,135
  1985 Stock Option and
   Stock Award Plan
    Stock options                         869,966        977,504      1,205,519
    Restricted stock
     awards, net                          (25,664)       (45,258)       153,619
    Deferred stock awards                 204,827        392,917        647,183
  1991 Stock Option and
   Stock Award Plan
    Stock options                         591,776        191,772             -
    Restricted stock
     awards, net                          231,671        564,966        171,500
                                       ----------     ----------     ----------
Total shares issued or
 distributed                            1,881,952      2,119,688      2,247,956
Shares purchased for
 treasury                              (4,153,406)    (1,664,370)      (753,116)
                                       ----------     ----------     ----------
Common shares outstanding,
 end of year                           80,602,534     82,873,988     82,418,670
                                       ==========     ==========     ==========

At December 31, 1993, common stock was reserved for issuance or distribution as follows:

Dividend Reinvestment and
 Common Stock Purchase Plan           2,512,549
Employee Benefit Plans
 PartnerShare (including
  ESOP shares)                        2,274,330
 1991 Stock Option and
  Stock Award Plan                    7,248,315
 1985 Stock Option and
  Stock Award Plan                    2,652,550
 1976 Stock Option Plan                 914,312
                                     ----------
Total                                15,602,056
                                     ==========

  At the Annual Meeting of Stockholders on April 16, 1991, the stockholders approved the 1991 Stock Option and Stock Award Plan (the "1991 Plan") which made available for grant, until April 19, 1994, 9 million common shares. The 1991 Plan permits the granting of nonqualified and incentive stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock and other common stock-based awards (collectively, the "Awards"). Awards are still outstanding under the 1985 Stock Option and Stock Award Plan (the "1985 Plan") and the 1976 Stock Option Plan. No further Awards will be granted under either the 1985 Plan, as of April 16, 1991, or the 1976 Stock Option Plan. These plans are administered by a Committee of the Board of Directors (the "Committee"), none of whom is eligible to participate therein. The Committee determines whether, to what extent and under what circumstances the Awards may be settled in cash. Awards granted under these plans may be satisfied through the use of the Parent Company's authorized but unissued shares or shares held in the Parent Company's treasury. At the Annual Meeting of Stockholders scheduled for April 19, 1994, stockholders will vote on a proposed replacement for the 1991 Plan which, if adopted, would be called the 1994 Stock Option and Stock Award Plan. The provisions of this proposed plan are generally similar to the 1991 Plan and would make available 15 million shares for distribution. The Corporation currently intends to satisfy the awards to be granted under the 1991 Plan and the 1994 Stock Option and Stock Award Plan with treasury shares acquired through open market

64 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

purchases and expects to purchase approximately 3-4 million shares during 1994 for this purpose.

  Stock options are granted to purchase stock at a price not less than the fair market value on the date of grant and may be outstanding for any period up to 10 years and one day from the date of grant. Generally, no stock option may be exercised until the employee has remained in the continuous employ of the Corporation for one year after the option is granted. SARs may be granted in conjunction with all or part of any new or previously granted stock options and entitle their holders, at the discretion of the Committee, to receive cash or stock equal to the excess of the fair market value on the date of exercise over the related option price. The exercise of SARs reduces the stock options otherwise exercisable; similarly, the exercise of stock options cancels the corresponding SARs. The Committee may permit delivery of the Parent Company's common shares already owned by the optionee in payment for the exercise of a stock option.

  The following is a summary of stock option and SAR transactions which occurred during 1991, 1992 and 1993:

                                                          Option Price
                       Options       SARs                  Per Share
                     ----------   ---------   ----------  -----------
December 31, 1990     4,789,725     615,432   $14.28125-    $ 54.125
 Granted              1,650,500           -      43.625-     60.9375
 Exercised           (1,275,654)    (58,915)   14.28125-      54.125
 Cancelled*            (205,068)   (539,590)
                     ----------    --------
December 31, 1991     4,959,503      16,927       19.75-     60.9375
 Granted              1,806,000           -       56.75-     64.2813
 Exercised           (1,207,063)     (8,397)      19.75-      54.125
 Cancelled              (87,397)     (2,166)
                     ----------    --------
December 31, 1992     5,471,043       6,364       19.75-     64.2813
 Granted              2,132,000           -     70.4375-       80.75
 Exercised           (1,471,118)     (2,491)      19.75-       56.75
 Cancelled              (39,991)     (3,873)
                     ----------    --------
December 31, 1993     6,091,934           -       19.75-       80.75
                     ==========    ========
Exercisable at:
 December 31, 1992    3,678,543       6,364
                     ==========    ========
 December 31, 1993    3,969,934           -
                     ==========    ========

* Included 503,389 SARs surrendered by employees, however the related options remained outstanding.

  For options outstanding at December 31, 1993 and 1992, the average option price per share was $58.77 and $51.58, respectively, and the range of expiration dates was 1994 through 2003 and 1993 through 2002, respectively.

  Recipients of restricted stock have all the rights of a stockholder of the Corporation, except for limitations on sale or use of shares during the restriction period, generally three years. The restriction period was generally five years, prior to October 15, 1991. At that time all previously issued restricted stock grants were given vesting dates of their original date or October 15, 1994, whichever is earlier. Restricted stock must be issued from treasury shares. The Committee determines all conditions of the awards, including whether to permit or require cash dividends to be deferred or reinvested.

  Deferred stock awards are the right to receive stock, the amount of which is determined by a formula based on the Corporation's financial performance during a specific year. Beginning in 1992, awards vest immediately at the end of the performance year but are not distributed until after a specified deferral period, generally five years after the performance year. Also, during the deferral period, the 1993 and 1992 awards earn the equivalent of earnings per common share ("EPS"). Of these earnings, the portion equal to the current per share dividend is paid out currently in cash and the balance (EPS less cash dividends) is reinvested into additional deferred stock, but will not vest until the end of such deferral period. Prior to 1992, deferred stock awards, including the reinvestment of dividend equivalents, generally did not vest or become distributable until after four years from the date of award. At December 31, 1993 and 1992, there were deferred stock awards outstanding of 1,944,977 shares and 884,867 shares, respectively. These amounts represent the common stock issuable included in the calculations of the Corporation's book value per common share at those dates.

  After providing for stock options granted, restricted stock awards and deferred stock awards, there were 942,276 and 4,528,172 shares available for future grant under the 1991 Plan at December 31, 1993 and 1992, respectively.

Note 14 -- Asset and Dividend Restrictions
The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the Federal Reserve Bank. The reserve balances of the Corporation's subsidiary banks were $180 million and $59 million at December 31, 1993 and 1992, respectively. For the years 1993 and 1992, the average required reserve balances of these banks amounted to $214 million and $207 million, respectively.

  Assets, principally securities available for sale, of approximately $4.047 billion at December 31, 1993 were pledged as collateral for borrowings, to secure public and trust deposits, and for other purposes.

  Federal law also requires that "covered transactions," as defined, engaged in by insured banks and their subsidiaries with certain affiliates, including the Parent Company, be at arm's length and limited to 20 percent of capital and surplus, as defined, and "covered transactions" with any one such affiliate be limited to 10 percent of capital and surplus. Covered transactions are defined to include, among other things, loans and other extensions of credit to such an affiliate and guarantees, acceptances and letters of credit issued on behalf of such an affiliate. Such loans, other extensions of credit, guarantees, acceptances and letters of credit must be secured. Other restrictions also apply to inter-affiliate transactions.

  Limitations exist on the availability of BTCo.'s undistributed earnings for the payment of dividends to the Parent Company without prior approval of the bank regulatory authorities. In this regard, BTCo. can declare dividends in 1994 without approval of the regulatory authorities of $1.413 billion of its retained earnings at December 31, 1993, plus an additional amount equal to net profits, as defined, for 1994 up to the date of any such dividend declaration. The Federal Reserve Board may prohibit the payment of dividends if it determines that circumstances relating to the financial condition of a bank are such that the payment of dividends would be an unsafe and unsound practice.

                                                                BANKERS TRUST 65

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  Certain other subsidiaries are subject to various regulatory and other restrictions which may limit cash dividends and advances to the Parent Company.

Note 15 - Interest Revenue and Interest Expense
The following are the components of interest revenue and interest expense:

(in millions) Year Ended
 December 31,                                1993                   1992                 1991
                                            -----                  -----                -----
Interest revenue
Trading account assets                       $2,413                 $1,686                $1,462
Loans                                           884                  1,076                 1,520
Interest-bearing deposits
 with banks                                     214                    287                   356
Federal funds sold                               22                     27                    36
Securities purchased under
 resale agreements                              381                    624                   430
Securities borrowed                             127                      -                     -
Investment securities
 Taxable                                        329                    465                   482
 Exempt from federal
  income taxes                                   66                     54                    36
                                             ------                 ------                ------
Total interest revenue                        4,436                  4,219                 4,322
                                             ------                 ------                ------
Interest expense
Deposits
 In domestic offices                            218                    281                   380
 In foreign offices                             795                    838                 1,209
Securities sold, not yet
 purchased                                      424                    301                   250
Securities sold under
 repurchase agreements                          865                    816                   637
Other short-term borrowings                     606                    625                   914
Long-term debt                                  214                    211                   195
                                             ------                 ------                ------
Total interest expense                        3,122                  3,072                 3,585
                                             ------                 ------                ------
Net interest revenue                         $1,314                 $1,147                $  737
                                             ======                 ======                ======

Note 16 - Trading Revenue; Fees and Commissions;
Other Noninterest Revenue

 The following are the components of trading revenue, fees and commissions and other noninterest revenue:

(in millions) Year Ended
 December 31,                                1993                    1992                  1991
                                            ------                  ------                ------
Trading revenue
Trading account                              $1,440                 $  565                $  957
Foreign exchange trading                        191                    331                   272
                                             ------                 ------                ------
Total trading revenue                        $1,631                 $  896                $1,229
                                             ======                 ======                ======
Fees and commissions
Corporate finance fees                       $  407                 $  326                $  249
Service charges on deposit
 accounts                                        90                     81                    73
Acceptances and letters of
 credit commissions                              50                     52                    54
Other                                           163                    129                   135
                                             ------                 ------                 ------
Total fees and commissions                   $  710                 $  588                 $ 511
                                             ======                 ======                 ======
Other noninterest revenue
Insurance premiums                           $  124                 $  110                 $ 114
Net revenue from equity
 investment
 transactions, including
  write-offs                                    126                     13                    25
Other                                            57                     80                    30
                                             ------                 ------                 ------
Total other noninterest
 revenue                                     $  307                 $  203                 $ 169
                                             ======                 ======                 ======

Note 17 - Other Noninterest Expenses
The following are the components of other noninterest expenses:

(in millions) Year Ended December 31,                  1993           1992           1991
                                                      -----          ------         ------
Fees for professional services                         $ 149          $ 121          $ 110
Provision for policyholder benefits                      140            120            129
Telecommunications                                        91             80             77
Agency personnel fees                                     88             63             41
Travel and entertainment                                  85             70             55
Other                                                    324            250            236
                                                       -----          -----          -----
Total other noninterest expenses                       $ 877          $ 704          $ 648
                                                       =====          =====          =====

Note 18 - Pension and Other Employee Benefit Plans
Pension Plans

The Corporation has a trusteed, noncontributory, defined benefit pension plan covering substantially all domestic employees. The pension plan benefit formula is based upon years of service and average compensation over the final years of service. For this principal domestic pension plan, the Corporation's policy is to fund amounts which are actuarially determined in accordance with the applicable provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Pension plan assets for this plan primarily consist of equity and debt securities managed by BTCo.

  The Corporation also has a domestic, unfunded defined contribution plan, as well as both defined benefit and defined contribution retirement and similar plans covering the majority of its foreign employees.

  During 1991, as the result of a decrease in the number of domestic employees, the Corporation recognized a $6 million gain in other noninterest revenue from the partial curtailment of the principal domestic defined benefit plan.

  Effective March 31, 1992, a foreign defined benefit plan was changed for most employees to a defined contribution plan, on a prospective basis. As a result of this change, the Corporation recognized a $15 million partial pension curtailment gain in other noninterest revenue.

  Pension expense for 1993, 1992 and 1991 included the following components:

(millions)                                           1993        1992        1991
                                                     ----        ----        ----
Principal defined benefit plans
 (domestic and foreign)
  Service cost-benefits earned                       $  20       $  20       $  25
  Interest cost on projected benefit obligations        33          34          31
  Actual return on plan assets                         (89)        (39)       (120)
  Net amortization and deferral                         23         (29)         65
                                                     -----       -----       -----
Total                                                  (13)        (14)          1
Defined contribution plans                              12          12           9
Other plans                                              4           2           3
                                                     -----       -----       -----
Pension expense                                      $   3       $   -       $  13
                                                     =====       =====       =====

66 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  The actuarial assumptions used for the principal domestic defined benefit plan were as follows:

                                                    1993   1992   1991
                                                    ----   ----   ----
Discount rate in determining expense                8.00%  8.00%  8.75%
Discount rate in determining benefit obligations
  at year end                                       7.25%  8.00%  8.00%
Rate of increase in future compensation levels
  for determining expense                           5.00%  6.00%  6.00%
Rate of increase in future compensation levels
  for determining benefit obligations at year end   5.00%  5.00%  6.00%
Expected long-term rate of return on assets         9.00%  9.00%  9.00%

  At year end 1993, the effect of changing the discount rate from 8.00% to 7.25% was to increase the projected benefit obligation, accumulated benefit obligation and vested benefit obligation by $44 million, $26 million and $23 million, respectively.

  At year end 1992, the combined effect of changing the rate of increase in future compensation levels from 6.00% to 5.00% and changing the CPI growth rate from 5.00% to 4.00% was to decrease the projected benefit obligation by $14 million, with an immaterial effect on the vested and accumulated benefit obligations.

  The assumptions used for the other domestic and the principal foreign defined benefit plans were substantially similar to those used for the principal domestic plan, given local economic conditions in the cases of the principal foreign plans.

  The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet for its principal domestic and foreign defined benefit pension plans:

                                           December 31, 1993             December 31, 1992
                                           -----------------             -----------------
                                         Assets  Accumulated          Assets   Accumulated
                                         Exceed     Benefits          Exceed      Benefits
                                    Accumulated       Exceed     Accumulated        Exceed
(in millions)                          Benefits       Assets        Benefits        Assets
                                    -----------  -----------     -----------   -----------
Actuarial present value of
 benefit obligations:
  Vested benefit obligations           $(350)         $(21)          $(287)         $(19)
                                       =====          ====           =====          ====
  Accumulated benefit
   obligations                         $(377)         $(22)          $(309)         $(20)
                                       =====          ====           =====          ====
Projected benefit obligations          $(471)         $(25)          $(381)         $(22)
Plan assets at fair value                717             3             644             3
                                       -----          ----           -----          ----
Funded status                            246           (22)            263           (19)
Unrecognized net (assets)
 obligations                             (40)            2             (45)            2
Unrecognized prior service cost           10             -               5            (1)
Unrecognized net (gain) loss             (88)            5            (103)            3
Additional minimum liability               -            (4)              -            (2)
                                       -----          ----           -----          ----
Prepaid (accrued) pension cost         $ 128          $(19)          $ 120          $(17)
                                       =====          ====           =====          ====



Postretirement Benefits

The Corporation provides health care benefits to employees (retirees) who met specific age and/or service requirements on January 1, 1990 provided that they retire (retired) under the principal domestic pension plan with at least ten years of service. This plan is contributory for participating retirees and also requires them to absorb deductibles and coinsurance. The Corporation funds the cost of postretirement health care as benefits are paid. The Corporation also provides noncontributory life insurance benefits for substantially all domestic retirees with at least ten years of service. The Corporation's policy with respect to this plan is to make contributions up to the limits specified by
Section 419 of the U.S. Internal Revenue Code.

  On January 1, 1993, the Corporation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and immediately recognized its entire net transition obligation, by recording a charge of $100 million ($70 million on an after-tax basis) as the cumulative effect of this change in accounting principle. SFAS 106 requires the use of actuarial-basis accrual accounting for all employer-provided postretirement benefits other than pensions.

  The Corporation's postretirement benefits expense for the year ended December 31, 1993 was $11 million. This consisted of $9 million of interest cost on accumulated postretirement benefit obligations and $2 million of service cost
attributable to service during the year.   Prior to adoption of SFAS 106, the
Corporation's practice was to recognize the cost, net of retiree contributions, of both of these benefit plans each year as incurred. Expenses related to these plans were $7 million for each of the years 1992 and 1991.

  The actuarial assumptions used for the Corporation's postretirement benefit plans at December 31, 1993, were as follows:

                                                       Retiree    Retiree
                                                        Health      Life
($ in millions)                                          Care    Insurance
                                                       -------   ---------
Health care cost trend rate:
    First year                                          13.00%        N/A
                                                        =====         ===
    Ultimate rate after 8 years (based on
        roughly equal annual decreases)                  5.50%        N/A
                                                        =====         ===
Discount rate in determining expense                     8.00%       8.00%
                                                        =====        ====
Discount rate in determining benefit
    obligations at year end                              7.25%       7.25%
                                                        =====        ====
Rate of increase in future compensation
   levels for determining benefit obligation
   at both beginning and end of the year                  N/A        5.00%
                                                        =====        ====
Expected long-term rate of return on
   plan assets                                            N/A        9.00%
                                                        =====        ====
Effect of a one-percentage-point increase
   in the health care cost trend rates on the
   accumulated postretirement benefit
   obligation as of December 31, 1993                      $9         N/A
                                                        =====         ===
Effect of a one-percentage-point increase
   in the assumed health care cost trend rates
   on the aggregate of the service and interest
   cost components of net periodic postretirement
   expense for the year ended December 31, 1993            $1         N/A
                                                        =====         ===

                                                                BANKERS TRUST 67

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

    At year end 1993, the effect of changing the discount rate from 8.00% to 7.25% was to increase the accumulated postretirement benefit obligation for the retiree health care plan by $5 million. The effect of the discount rate change on the retiree life insurance plan was immaterial.

  The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet at December 31, 1993:

                                                       Retiree       Retiree
                                                        Health          Life
(in millions)                                             Care     Insurance
                                                       -------      -------
Accumulated postretirement benefit obligation:
     Retirees                                          $(63)        $(4)
     Fully eligible plan participants                   (14)         (2)
     Other active plan participants                     (34)         (3)
                                                       ----         ---
                                                       (111)         (9)
Plan assets at fair value                                 -           5
                                                       ----         ---
Funded status                                          (111)         (4)
Unrecognized transition (asset) obligation                -           -
Unrecognized prior service cost                           -           -
Unrecognized net (gain) loss                              5           1
                                                      -----         ---
Accrued postretirement benefit cost                   $(106)        $(3)
                                                      =====         ===

Profit Sharing Plans
The Corporation maintains a noncontributory profit sharing plan, called PartnerShare, covering substantially all domestic employees. The Corporation's contribution consists of a fixed contribution equal to six percent of eligible domestic employees' annual salary (the "Fixed Contribution") as well as an additional contribution of from zero to nine percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes (the "Profit-Driven Contribution"). At the time PartnerShare was established, the Corporation committed to making a Profit-Driven Contribution of at least six percent for the year 1991. The Profit-Driven Contribution was 9.00 percent, 4.98 percent and
6.00 percent for 1993, 1992 and 1991, respectively. The sum of the Fixed Contribution and the Profit-Driven Contribution amounted to $53 million, $41 million and $42 million for the years 1993, 1992 and 1991, respectively.

  Effective January 1, 1992, the Corporation changed a previously informal service-based plan covering its employees in the United Kingdom to a profit sharing plan (called the "Share and Discretionary Cash Scheme"). The Corporation's contributions to this plan ranges from 0 percent to 14 percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes. The Corporation committed to a minimum contribution of 10 percent for the years 1992 and 1993. The amount of expense recognized for the Share and Discretionary Cash Scheme was $5 million and $6 million in 1993 and 1992, respectively.

Postemployment Benefits
  On January 1, 1993, the Corporation adopted SFAS 112, "Employers' Accounting for Postemployment Benefits" by recording a charge of $7 million ($5 million on an after-tax basis) as the cumulative effect of this change in accounting principle. SFAS 112 establishes accounting standards for employer-provided benefits which cover former or inactive employees after employment but before retirement ("postemployment benefits"). Postemployment benefits include severance benefits, short- and long-term disability benefits, workers' compensation and the continuation of health care and life insurance coverage. SFAS 112 requires employers to recognize on an accrual basis the probable and reasonably estimable costs of postemployment benefits.

Note 19 - Income Taxes
The Corporation files consolidated income tax returns which include all significant domestic subsidiaries.
  The domestic and foreign components of consolidated income before income taxes and cumulative effects of accounting changes follow:

(in millions) Year Ended December 31,     1993    1992   1991
                                          ----    ----   ----
Domestic                                 $ (101) $ (58) $   7
Foreign                                   1,651    964    827
                                         ------  -----  -----
Total                                    $1,550  $ 906  $ 834
                                         ======  =====  =====

  For purposes of determining the above amounts, foreign income is defined as income recorded by operations located outside of the U.S.

  Undistributed earnings of certain foreign subsidiaries amounted to approximately $1.0 billion at December 31, 1993. Federal taxes which would have approximated $200 million, assuming utilization of foreign tax credits, have not been provided on these earnings, as they are permanently reinvested outside the U.S.

  Deferred income taxes result from differences in the timing of revenue and expense recognition for income tax and financial reporting purposes.

  An analysis of consolidated income taxes, excluding the cumulative effects of accounting changes, follows:


(in millions) Year Ended December 31,     1993      1992     1991
                                          ----      ----     ----
Income taxes applicable to:
 Income before income taxes*              $ 480    $ 267    $ 167
 Capital surplus                            (16)     (15)       -
 Cumulative translation adjustments          (5)      26        -
 Securities Valuation Allowance              56        2        2
                                          -----    -----    -----
Total                                     $ 515    $ 280    $ 169
                                          =====    =====    =====

* Included income tax expense related to investment securities transactions of $5 million, $3 million and $4 million in 1993, 1992 and 1991, respectively.

68 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  The components of consolidated income taxes, excluding the cumulative effects of accounting changes, follow:


(in millions) Year Ended December 31,     1993     1992     1991
                                          ----     ----     ----
Current
 Federal                                 $   5    $   4    $   9
 Foreign                                   524      189      131
 State and local                            23       20       11
                                         -----    -----    -----
Total                                      552      213      151
                                         -----    -----    -----
Deferred
 Federal                                    70       48      (38)
 Foreign                                  (114)      32       62
 State and local                             7      (13)      (6)
                                         -----    -----    -----
Total                                      (37)      67       18
                                         -----    -----    -----
Total                                    $ 515    $ 280    $ 169
                                         =====    =====    =====

  The following is an analysis of the difference between the U.S. federal statutory income tax rate and the effective tax rate on consolidated income before income taxes and cumulative effects of accounting changes:


Year Ended December 31,                       1993    1992     1991
                                              ----    ----     ----
U.S. federal statutory income tax rate          35%      34%      34%
 State and local income taxes                    1        -        -
 Tax-exempt income                              (2)      (2)      (2)
 Foreign subsidiary earnings                    (1)       -       (2)
 Change in unrecognized tax benefits             -        -       (9)
 Other items, net                               (2)      (3)      (1)
                                               ---      ---      ---
Effective income tax rate                       31%      29%      20%
                                               ===      ===      ===
 The following is an analysis of the Corporation's net deferred tax assets:

(in millions) At December 31,                            1993     1992
                                                         ----     ----
Deferred tax assets                                     $1,072   $1,014
Valuation allowance                                        227      227
                                                        ------   ------
Deferred tax assets net of valuation allowance             845      787
Deferred tax liabilities                                   777      756
                                                        ------   ------
Net deferred tax assets                                 $   68   $   31
                                                        ======   ======

  At December 31, 1993, the Corporation's deferred tax assets were primarily related to credit losses ($684 million) and deferred tax liabilities were primarily related to certain trading activities ($266 million) and lease financing activities ($283 million). At December 31, 1992, the Corporation's deferred tax assets were primarily related to credit losses ($756 million) and deferred tax liabilities were primarily related to certain trading activities ($329 million) and lease financing activities ($285 million).


Note 20 - Earnings Per Common Share

Effective with its December 31, 1993 financial statements, the Corporation changed its reporting of earnings per common share. The Corporation now reports primary and fully diluted earnings per share. Previously, the Corporation's reported earnings per common share were based solely on the number of average common shares outstanding, due to the fact that the difference between that figure and primary earnings per share was not significant. Primary and fully diluted earnings per share are now reported for all prior periods presented.

  Primary and fully diluted earnings per common share amounts were computed by subtracting from the applicable earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing those amounts by the average number of common and common equivalent shares outstanding during the year.

  For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price, if it is higher than the average price. At no time during the three-year period ended December 31, 1993 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

  The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows:

(in millions) Year Ended December 31,         1993     1992    1991
                                              ----     ----    ----
Earnings applicable to common stock:
 Income before cumulative effects
  of accounting changes                     $ 1,047  $   609 $   633
 Cumulative effects of accounting changes       (75)     446       -
                                            -------  ------- -------
 Net income                                 $   972  $ 1,055 $   633
                                            =======  ======= =======

Average number of common shares
 outstanding                                 82.249   82.898  81.688

Primary earnings per share
 Average number of common and common
  equivalent shares outstanding              84.456   84.201  82.723

Fully diluted earnings per share
 Average number of common and common
  equivalent shares outstanding-assuming
  full dilution                              85.183   84.336  82.769

                                                                BANKERS TRUST 69

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Note 21 - International Operations

In order to comply with the financial reporting regulations of the Securities and Exchange Commission, the Corporation is required to report international operations on the basis of the domicile of the customer. Pursuant to these regulations, any business transacted with a customer who is domiciled outside the U.S. is reported as international operations. Due to the complex nature of the Corporation's businesses and because its revenue from customers domiciled outside the U.S. is recorded in both domestic and foreign offices, it is impossible to segregate with precision the respective contributions to income from the domestic and international operations. As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. These estimates and assumptions include: interest revenue and interest expense are apportioned to geographic areas based upon the geographic distribution of average assets, which reflects the domicile of the customer; charges for funds transferred from domestic to international locations are based upon the cost of short-term funds; allocation of the provision for credit losses is based upon total net charges to the allowance for credit losses and adjusted to reflect management's assessment of the risks associated with the domestic and international portfolios; noninterest revenue is generally distributed based on the location of the office recording the revenue; noninterest expenses are generally apportioned to the geographic area where the revenue is attributed; and adjustments are made for the difference between foreign and U.S. tax rates.

  Subject to the above limitations, estimates and assumptions, the following tables present information attributable to international operations:


                                                                 Income
                                 Total     Total      Total      before       Net
($ in millions)                 assets   revenue   expenses   taxes/(1)/   income
                               --------  --------  ---------  ----------   ------
1993
- ----
International operations
 Asia                         $  6,942    $  678     $  454       $  224     $151
 Australia/New Zealand           5,730       637        428          209      141
 Western Hemisphere              7,683       562        462          100       68
 Europe                         12,351       686        639           47       32
 United Kingdom                 14,791     2,266      1,570          696      471
 Middle East/Africa                307        29         26            3        2
                               --------  --------  ---------  ----------   ------
  Total international           47,804     4,858      3,579        1,279      865
Domestic operations             56,634     3,715      3,444          271      130
Intersegment eliminations      (12,356)     (773)      (773)           -        -
                              --------    ------     ------       ------     ----
Total                         $ 92,082    $7,800     $6,250       $1,550     $995
                              ========    ======     ======       ======     ====
International percentage of
 total (before intersegment
 eliminations)                      46%       57%        51%          83%      87%
                              ========    ======     ======       ======     ====

                                                                 Income
                                 Total     Total      Total      before        Net
($ in millions)                 assets   revenue   expenses   taxes/(1)/    income
                                ------   -------   --------   ----------    ------
1992
International operations
 Asia                         $  6,866    $  567     $  420         $147    $  122
 Australia/New Zealand           5,052       756        518          238       165
 Western Hemisphere              6,963       595        487          108       469
 Europe                          8,803       671        600           71        75
 United Kingdom                  8,696     1,221      1,069          152        83
 Middle East/Africa                605        57         35           22        50
                              --------    ------     ------         ----    ------
  Total international           36,985     3,867      3,129          738       964
Domestic operations             48,794     3,383      3,215          168       121
Intersegment eliminations      (12,893)     (700)      (700)           -         -
                              --------    ------     ------         ----    ------
Total                         $ 72,886    $6,550     $5,644         $906    $1,085
                              ========    ======     ======         ====    ======
International percentage of
 total (before intersegment
 eliminations)                      43%       53%       49%          81%       89%
                              ========    ======     ======       ======     ====

                                                                  Income       Net
                                 Total     Total      Total       before    Income
($ in millions)                 assets   revenue   expenses        taxes     (loss)
                              --------   -------   --------       ------    ------
1991
- ----
International operations
 Asia                         $  7,445    $  549     $  470         $ 79    $   81
 Australia/New Zealand           6,426       935        722          213       147
 Western Hemisphere              7,997       809        769           40        94
 Europe                          8,286       680        600           80        63
 United Kingdom                  9,778     1,306      1,298            8       (21)
 Middle East/Africa                503        77         35           42        38
                              --------    ------     ------         ----    ------
  Total international           40,435     4,356      3,894          462       402
Domestic operations             40,457     3,450      3,078          372       265
Intersegment eliminations      (16,933)     (962)      (962)           -         -
                              --------    ------     ------         ----    ------
TOTAL                         $ 63,959    $6,844     $6,010         $834    $  667
                              ========    ======     ======       ======     =====
International percentage of
 total (before intersegment
 eliminations)                      50%       56%        56%          55%       60%
                              ========    ======     ======       ======     =====

(1) Excludes cumulative effects of accounting changes.

Note 22 - Financial Instruments With Off-Balance
Sheet Risk

In the normal course of business, the Corporation is a party to a variety of off-balance sheet financial instruments to meet the needs of its customers, to manage its exposure to interest rate and other market risks and in its dealer-related activities. These financial instruments, which consist of derivatives contracts, credit-related arrangements, securities lending indemnifications and when-issued securities, involve to varying degrees elements of credit and market risk in excess of the amount recorded on the balance sheet in accordance with generally accepted accounting principles.

  Credit risk, as defined by SFAS 105, represents the maximum potential accounting loss due to possible non-performance by obligors and counterparties under the terms of their contracts. Market risk represents the potential loss due to the decrease in the value of an off-balance sheet financial instrument caused primarily by changes in interest rates or foreign exchange rates, or the prices of equities or commodities (or related indices).

  The Corporation manages the credit risk of its off-balance sheet portfolio by limiting the total amount of arrangements out-

70 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

standing, both by individual counterparty and in the aggregate; by monitoring the size and maturity structure of the portfolio; by obtaining collateral based on management's credit assessment of the counterparty; and by applying uniform credit standards maintained for all activities with credit risk. Collateral held generally includes cash and U.S. government and federal agency securities. In addition, the Corporation enters into master netting agreements which incorporate the right of set-off to provide for the net settlement of covered contracts with the same counterparty in the event of default or other cancellation of the agreement. Management evaluates this portfolio periodically to determine whether the allowance for credit losses is adequate to absorb potential losses in such portfolio. The Corporation may manage the market risk resulting from a position in a particular off-balance sheet financial instrument by offsetting it with on- or off-balance sheet transactions.

  For a further discussion of off-balance sheet financial instruments, the related risks, and controls used to monitor such risks, which is not included as part of these audited financial statements, see "Derivatives" on page 37, "Risk Management" on page 41, and "Summary of Credit Loss Experience" on page 29. For the risk-based capital equivalent amounts of the Corporation's off-balance sheet exposures, which also are not included as part of these audited financial statements, see "Liquidity and Capital Resources" on page 38.

  A summary of the contract/notional amounts and the related credit risk amounts of off-balance sheet financial instruments at December 31, 1993 and 1992 is included in the table below.

Contract/Notional Amounts
Contract/notional amounts, which are not included in the consolidated balance sheet, represent the extent of the Corporation's involvement in particular classes of financial instruments and generally exceed the future cash requirements relating to the instruments. For derivatives, the notional amounts do not represent a quantification of the market or credit risk of the positions. The notional amounts of derivatives are used to calculate contractual cash flows to be exchanged and are generally not actually paid or received, except for certain contracts such as currency swaps and foreign exchange forwards. In addition, any measurement of risk is meaningful only where all related factors are identified such as risk-offsetting transactions, master netting agreements, participations to other entities and the value of related collateral.

Credit Risk Amounts
As required by SFAS 105, the credit risk amounts are determined without consideration of the value of any related collateral and reflect the total potential loss on undrawn commitments, standby letters of credit and similar arrangements, and securities lending indemnifications. For interest rate, foreign exchange rate and equity and commodity contracts, the credit risk amounts represent the estimated cost of replacement for all contracts in a gain position, and are presented below without giving effect to any possible reduction due to master netting agreements (including cross-product netting agreements) by counterparty. Additionally, as required by SFAS 105, for forward contracts to purchase debt securities, certain written put option contracts on debt securities, and commitments to purchase when-issued debt securities, credit risk is also represented by the contract amount, since the underlying instrument that the Corporation was obligated to buy is subject to credit risk. The underlying debt securities were primarily obligations of the U.S. government and its agencies and foreign governments.


(in millions)                                  December 31, 1993       December 31, 1992
                                           ---------------------   ---------------------
                                           Contract/      Credit   Contract/      Credit
                                            Notional        Risk    Notional        Risk
                                              Amount      Amount      Amount      Amount
                                          ----------      ------   ---------     -------
Derivatives Contracts (1)
 Interest rate contracts
  Swaps                                   $  349,669    $ 9,566     $255,723    $ 6,025
  Futures and forwards                       466,770      1,198      243,828        447
  Options written                            326,609      1,684      138,996        541
  Options purchased                          147,488        691       55,799        476
                                           ---------     ------      -------      -----
Total interest rate contracts              1,290,536     13,139      694,346      7,489
                                           ---------     ------      -------      -----
 Foreign exchange rate contracts
  Spot, forwards and futures                 447,427      5,323      281,096      6,561
  Swaps                                       50,664      3,689       60,156      3,503
  Options written                             37,846          -       51,272          -
  Options purchased                           35,385      1,112       48,323      1,660
                                           ---------     ------      -------     ------
Total foreign exchange rate
 contracts                                   571,322     10,124      440,847     11,724
 Equity and commodity contracts            ---------     ------      -------     ------
  Swaps, futures and
   forwards                                   20,691        286        6,567         97
  Options written                             13,188          -       12,035          -
  Options purchased                           11,493      1,172       12,533      2,399
                                           ---------     ------      -------      -----
Total equity and commodity contracts          45,372      1,458       31,135      2,496
                                           ---------     ------      -------      -----
Total derivatives contracts                              24,721                  21,709
                                           ---------     ------      -------      -----
Credit-related arrangements
 Commitments to extend credit (2)             10,835     10,835       14,219     14,219
 Standby letters of credit and
  similar arrangements (3)                     5,093      5,093        5,499      5,499
                                           ---------     ------      -------      -----
Total credit-related arrangements             15,928     15,928       19,718     19,718
                                           ---------     ------      -------      -----
Securities lending indemnifications (4)       16,590     16,590       11,628     11,628
When-issued securities
 Commitments to sell                           2,964          3        1,067          1
 Commitments to purchase                       4,540      4,561        1,047        873
                                                        -------                 -------
Total credit risk amount                                $61,803                 $53,929
                                                        =======                 =======

(1) Notional amounts included $40 billion and $33 billion at December 31, 1993 and 1992, respectively, of derivatives contracts (principally interest rate swaps) used by the Corporation as end user to manage its interest rate, currency and other market risks. Credit risk amounts associated with these contracts are reflected in the consolidated balance sheet. For the fair value amounts related to these contracts, see Note 24.
(2) Included participations to other entities of approximately $3 billion at both December 31, 1993 and 1992. Of the non-participated amount, approximately $4 billion and $5 billion were scheduled to expire in one year or less at December 31, 1993 and 1992, respectively. Both the contract/notional amount and the credit risk amount included commitments to enter into resale agreements of $.5 billion at December 31, 1993 and $2.0 billion at December 31, 1992.
(3) Included participations to other entities of approximately $2 billion at both December 31, 1993 and 1992..
(4)  These amounts were collateralized in excess of the contract amounts.

  Interest rate swap contracts generally represent the contractual exchange of fixed and floating rate payments of a single currency, based on a notional amount and an interest reference rate. Cross-currency interest rate swap contracts generally involve the exchange of payments which are based on the interest reference rates available at the inception of the contract on two different currency principal balances that are exchanged. The principal balances are re-exchanged at an agreed upon rate

                                                                BANKERS TRUST 71

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

at a specified future date. Credit and market risk exist with respect to these instruments. The Corporation minimizes its credit risk by entering into master swap agreements which, in the event of default or other cancellation of the agreement, provide for the net settlement of all swap transactions with the counterparty to the agreement.

  Futures and forward contracts represent commitments to purchase or sell securities, money market instruments, foreign currencies or commodities at a future date and at a specified price. Included in this category of contracts are spot foreign currency contracts, cash-settled index contracts, and forward rate agreements (agreements to exchange dollar amounts at a specified future date for interest rate differentials between an agreed interest rate and a reference rate, computed on a notional amount). Both credit and market risks exist with respect to these instruments. For futures contracts, the Corporation intends to close out most open positions prior to settlement, thus limiting the cash receipt or payment to the change in value of the underlying instrument. Also, since futures contracts entail daily cash settlement, the credit risk amount represents a one-day receivable.

  Option contracts are either deliverable or cash-settled. Deliverable contracts convey to the purchaser (holder) the right to buy (call) or sell (put) securities, money market instruments, foreign currencies or commodities within a specified time period for a contracted price from the seller (writer) of the contract. Cash-settled contracts convey to the purchaser the right to the monetary equivalent of the increase (call) or decrease (put), or a percentage thereof, in a specified reference rate or index, computed on a notional amount, from the writer. The price of an option contract is equal to the premium paid by the purchaser and is significantly less than the contract or notional amount. Included in these contracts are (i) interest rate caps, floors and collars, which are agreements to make periodic payments for interest rate differentials between an agreed upon interest rate and a reference rate and (ii) purchased options to enter into future (or cancel existing) interest rate swap contracts ("swap options").

  While the Corporation is subject to credit risk as a purchaser of an option contract, it is not subject to market risk (except to the extent of the purchase price of the option), since it is not obligated to make payments in order to meet the terms of the contract. Conversely, the Corporation is subject to market risk on its written option contracts, but not to credit risk, except as noted below, since the counterparty has already performed according to the terms of the contract by paying a cash premium up front. However, credit risk arises to the extent that the underlying instrument that the Corporation is obligated to buy is subject to credit risk.

  Commitments to extend credit represent contractual commitments to make loans and revolving credits. Commitments generally have fixed expiration dates or other termination clauses and require the payment of a fee. Since commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

  Standby letters of credit and similar arrangements ("standbys"), issued primarily to support corporate obligations, commit the Corporation to make payments on behalf of customers contingent upon the failure of the Corporation's customer to perform under the terms of the contract. Standbys outstanding related to customer obligations, such as commercial paper, medium- and long-term notes and debentures (including industrial revenue obligations), as well as other financial and performance related obligations. At December 31, 1993, $3.373 billion will expire within one year, $1.502 billion from one to four years and $218 million after four years. Fees received are generally recognized as revenue over the life of the commitment.

  Securities lending indemnifications represent the market value of customers' securities lent to third parties. The Corporation indemnifies customers against any losses as a result of third-party defaults. The market value of collateral, primarily cash, received for custodian securities lent was approximately $17 billion at December 31, 1993 and $12 billion at December 31, 1992.

  For standbys, commitments to extend credit and securities lending indemnifications, the credit risk amount represents the contractual amount. Standbys and commitments to extend credit would have market risk if issued or extended at a fixed rate of interest. However, these contracts are primarily made at a floating rate.

  Securities sold, not yet purchased are recorded as liabilities on the balance sheet and have market risk to the extent that the Corporation, in satisfying this obligation, may have to purchase securities at a higher market price than that recorded on the balance sheet.

Offsetting of Amounts Related to Certain Contracts

In March 1992, the FASB issued Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," which is effective for fiscal years beginning after December 15, 1993. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities; whereas it is the Corporation's current policy to record such unrealized gains and losses on a net basis on the balance sheet. The Interpretation does allow the netting of such unrealized gains and losses with the same counterparty when they are covered by a master netting arrangement with the counterparty and the contracts are reported at market value.

  The Corporation estimated that, under the terms of the Interpretation, at December 31, 1993, total assets and liabilities each would have increased by approximately $15 billion. Adoption of this Interpretation will result in decreases in the Corporation's ratios of stockholders' equity to total assets and the Leverage Ratio; however, net income and the risk-based capital ratios will not be affected. The Corporation adopted the Interpretation effective January 1, 1994.

Note 23 - Concentrations of Credit Risk

The Corporation, as required by SFAS 105, has identified two significant concentrations of credit risk: OECD country banks and OECD country central governments, their agencies and central banks. Together they represented 48 percent and 46

72 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

percent of total credit risk at December 31, 1993 and 1992, respectively. The OECD (Organization for Economic Cooperation and Development) consists of 24 industrialized nations, primarily the countries of Western Europe, the U.S., Canada, Japan, Australia and New Zealand. For risk-based capital purposes, domestic and foreign bank regulators assign OECD country central governments, their agencies and their central banks a credit risk weighting of zero percent, which means that no capital is required to support their financial instruments. OECD country banks are assigned the next lowest credit risk weighting (20 percent) by these regulators. Approximately 69 percent of the combined total of these two categories at December 31, 1993 related to 4 countries: the U.S., Japan, the U.K. and Australia, in order of magnitude. The largest counterparty concentration was the U.S. government and its related entities, which comprised approximately 66 percent of the OECD country governments category.

  The following table reflects the aggregate credit risk by groups of counterparties, as defined by SFAS 105, relating to on- and off-balance sheet financial instruments at December 31, 1993 and 1992.

                                                        Credit Risk
                                            ----------------------------------
                                            On-Balance  Off-Balance
(in millions)                                    Sheet        Sheet      Total
                                            ----------  -----------      -----
1993
- ----
Significant concentrations
 OECD country banks (1)                        $10,640     $18,843     $ 29,483
 OECD country governments                       34,343       6,368       40,711
                                               -------     -------     --------
  Total significant concentrations              44,983      25,211       70,194
All other  (2)(3)                               39,391      36,592       75,983
                                               -------     -------     --------
Total                                          $84,374     $61,803     $146,177
                                               =======     =======     ========
1992
- ----
Significant concentrations
 OECD country banks  (1)                       $14,909     $19,306     $ 34,215
 OECD country governments                       20,813       1,520       22,333
                                               -------     -------     --------
  Total significant concentrations              35,722      20,826       56,548
All other  (2)(3)                               32,603      33,103       65,706
                                               -------     -------     --------
Total                                          $68,325     $53,929     $122,254
                                               =======     =======     ========

(1) Included in the on-balance sheet component of this category was approximately $3 billion and $4 billion at December 31, 1993 and 1992, respectively, that was collateralized by U.S. government securities.
(2) The "all other" category of credit risk is diversified with respect to type of obligor and counterparty. Included in the on-balance sheet component of this category was approximately $6 billion and $5 billion at December 31, 1993 and 1992, respectively, that was collateralized by U.S. government securities. Included in the off-balance sheet component of this category at December 31, 1993 was approximately $16 billion that was collateralized by cash and U.S. government securities and approximately $8 billion of unused commitments to extend credit, approximately $4 billion of which expire in one year or less. The corresponding amounts for December 31, 1992 were $12 billion, $11 billion and $4 billion, respectively.

(3) Includes:
                                     Credit Risk
                        ----------------------------------
                        On-Balance   Off-Balance
(in millions)                Sheet         Sheet     Total
                        ----------   -----------     -----
1993
- ----
 Real estate                $2,272       $749        $3,021
 Highly leveraged            1,440        804         2,244
                            ------       ----        ------
1992
- ----
 Real estate                $2,660       $639        $3,299
 Highly leveraged            2,150        896         3,046
 Refinancing country           625        119           744

  Information regarding the Corporation's credit risk with respect to real estate financing activities and highly leveraged transactions, which is not included as part of the audited financial statements, appears on pages 44 and 45, respectively.

Note 24 - Fair Value of Financial Instruments

SFAS107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS 107 exclude certain financial instruments and all nonfinancial instruments (e.g. franchise value of businesses). Accordingly, the aggregate fair value amounts presented most certainly do not represent management's estimation of the underlying value of the Corporation.

  The following are the estimated fair values of the Corporation's financial instruments followed by a general description of the methods and assumptions used to estimate such fair values.

                                                                BANKERS TRUST 73

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Fair Value of Financial Instruments

                                                                                               Fair Value
                                                        Book                    Fair         Over (Under)
(in millions) December 31, 1993                        Value                   Value           Book Value
                                                       -----                   -----         ------------
Financial Assets, Including Hedges
Cash and due from banks                              $ 1,750                 $ 1,750              $     -
Interest-bearing deposits with banks                   1,638                   1,638                    -
Federal funds sold                                       361                     361                    -
Securities purchased under resale
 agreements                                            9,567                   9,564                   (3)
Securities borrowed                                    2,937                   2,937                    -
Trading account assets                                48,276                  48,276                    -
Securities available for sale                          7,073                   7,073                    -
Loans (excluding leases), commitments
  to extend credit and standby
  letters of credit                                   14,861                  14,523                 (338)
Allowance for credit losses                           (1,324)                      -                1,324
Due from customers on acceptances                        455                     455                    -
Accounts receivable and accrued interest               2,561                   2,561                    -
Other financial assets                                 1,651                   1,802                  151

Financial Liabilities, Including Hedges
Noninterest-bearing Deposits                           3,892                   3,892                    -
Interest-bearing deposits                             18,884                  18,945                   61
Securities sold, not yet purchased                     9,349                   9,349                    -
Securities sold under repurchase
 agreements                                           23,834                  23,834                    -
Other short-term borrowings                           18,992                  18,989                   (3)
Acceptances outstanding                                  455                     455                    -
Other financial liabilities                            5,086                   5,086                    -
Long-term debt                                         5,597                   5,671                   74


                                                                                               Fair Value
                                                        Book                    Fair          Over(Under)
(in millions) December 31, 1992                        Value                   Value           Book Value
                                                       -----                   -----         ------------
Financial Assets, Including Hedges
Cash and due from banks                              $ 1,384                 $ 1,384              $     -
Interest-bearing deposits with banks                   3,142                   3,142                    -
Federal funds sold                                       438                     438                    -
Securities purchased under resale
 agreements                                            6,745                   6,745                    -
Securities borrowed                                    3,166                   3,166                    -
Trading account assets                                29,908                  29,908                    -
Investment securities                                  6,215                   6,314                   99
Loans (excluding leases),
 commitments to extend credit
 and standby letters of credit                        16,966                  15,824               (1,142)
Allowance for credit losses                           (1,620)                      -                1,620
Due from customers on acceptances                        276                     276                    -
Accounts receivable and accrued interest               2,781                   2,781                    -
Other financial assets                                 1,193                   1,382                  189
Financial Liabilities, Including Hedges
Noninterest-bearing deposits                           4,206                   4,206                    -
Interest-bearing deposits                             20,865                  20,881                   16
Securities sold, not yet purchased                     5,127                   5,127                    -
Securities sold under repurchase
 agreements                                           17,451                  17,451                    -
Other short-term borrowings                           11,779                  11,784                    5
Acceptances outstanding                                  276                     276                    -
Other financial liabilities                            3,449                   3,449                    -
Long-term debt                                         3,992                   4,065                   73


End-User Derivatives

The Corporation, as an end user, utilizes various types of derivative products (principally interest rate swaps) to manage the interest rate, currency and other market risks associated with liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt as well as securities available for sale, investments in non-marketable equity instruments and net investments in foreign entities. End-user derivative products are accounted for on an accrual basis, that is, revenue or expense pertaining to management of interest rate exposure is recognized over the life of the contract as an adjustment to interest revenue or expense.

  The unrecognized fair values of end-user derivatives accounted for on an accrual basis, included in the fair value totals for the applicable hedged asset or liability category in the table above were as follows:

                                    Unrealized    Unrealized
(in millions) December 31, 1993          Gains        Losses     Net
                                    ----------    ----------     ---
Other financial assets                  $   10       $ (52)     $(42)
Interest-bearing deposits                  252        (235)       17
Other short-term borrowings                100         (22)       78
Long-term debt                             309        (147)      162
                                        ------       -----      ----
                                        $  671      $ (456)    $ 215
                                        ======       =====      ====

  In addition, derivatives which are used to manage the risks associated with securities available for sale are carried at fair value. (See Notes 1, 2 and 4). The unrealized gains and unrealized losses on derivatives included in securities available for sale, with the corresponding offset to securities valuation allowance in stockholders' equity, amounted to $3 million and $108 million, respectively.

  The unrealized gains and losses on these hedges were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions.

  The remaining maturities of the notional amounts of end-user derivatives at December 31, 1993 were as follows: (in millions)


Notional Amount Maturing in:    Notional Amount
- ------------------------------  ---------------
1994                                    $16,441
1995-1996                                12,441
1997-1998                                 4,720
1999 and thereafter                       6,294
                                        -------
Total                                   $39,896
                                        =======

  For interest rate swaps entered into as end user, the weighted average receive rate and weighted average pay rate by maturity and corresponding notional amounts at December 31, 1993 were as follows: ($ in millions)

Notional Amount                         Receive    Pay
Maturing In:           Notional Amount     Rate   Rate
- ---------------        ---------------  -------   ----
1994                           $14,616     7.23%  3.98%
1995-1996                       12,081     4.35%  4.06%
1997-1998                        4,527     4.62%  3.96%
1999 and thereafter              5,995     5.34%  4.48%
                               -------     ----   ----
Total                          $37,219
                               =======

74 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

  The effect of these end-user derivatives was to increase net interest revenue by $192 million for the year ended December 31, 1993.

  The Corporation has reviewed its other categories of off-balance sheet financial instruments (i.e. forward dated assets and liabilities, securities lending indemnifications and securities borrowed) accounted for at cost and has determined that, in the case of each such category, the unrealized gain or loss on such instruments at both December 31, 1993 and December 31, 1992 was not material.

Methods and Assumptions
For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments were predominantly short-term:

ASSETS                               LIABILITIES
- ------                               -----------
Cash and due from banks              Interest-bearing deposits
Interest-bearing deposits            Securities sold under
 with banks                            repurchase agreements
Federal funds sold                   Other short-term borrowings
Securities purchased under           Acceptances outstanding
 resale agreements                   Other financial liabilities
Securities borrowed
Due from customers on
 acceptances
Accounts receivable and
 accrued interest

  For those components of the above-listed financial instruments with remaining maturities greater than 90 days, fair value was determined by discounting contractual cash flows using rates which could be earned for assets with similar remaining maturities and, in the case of liabilities, rates at which the liabilities with similar remaining maturities could be issued as of the balance sheet date.

  As indicated in Note 1, trading positions (including derivatives), securities sold, not yet purchased and securities available for sale are carried at their market values.

  The estimated fair values of investment securities at December 31, 1992 were generally based on quoted market prices, broker quotes or dealer quotes.

  For short-term loans and variable rate loans which reprice within 90 days, the carrying value was considered to be a reasonable estimate of fair value. For those loans for which quoted market prices were available, fair value was based on such prices. For other types of loans, fair value was estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In addition, for loans secured by real estate, appraisal values for the collateral were considered in the fair value determination. The fair value estimate of commitments to extend credit and standby letters of credit represented the unrealized gains and losses on those off-balance sheet positions and was generally determined in the same manner as loans.

  Other financial assets consisted primarily of investments in equity instruments (excluding, in accordance with SFAS 107, investments accounted for under the equity method), cash and cash margins with brokers and net unrealized gains on foreign exchange positions. At December 31, 1993 unrestricted marketable equity securities were reclassified from other financial assets to securities available for sale, reflecting the Corporation's adoption of SFAS 115 as of that date. The fair value of non-marketable equity instruments was determined by matrix pricing utilizing market prices for comparable publicly traded instruments, adjusted for liquidity and contractual arrangements.

  Noninterest-bearing deposits do not have defined maturities. In accordance with SFAS 107, fair value represented the amount payable on demand as of the balance sheet date.

  Other financial liabilities consisted primarily of accounts payable and accrued expenses.

  The fair value of long-term debt was estimated by using market quotes as well as discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.

Significant Changes in Fair Value

The significant changes in the difference between fair value and book value between December 31, 1992 and December 31, 1993 were from (1) loans (excluding leases), commitments to extend credit and standby letters of credit, and (2) investment securities. The unrealized loss in loans (excluding leases), commitments to extend credit and standby letters of credit declined by $804 million to $338 million at December 31, 1993. This was primarily due to charge-offs and improvement in prices, particularly in Latin American loans, as well as sales and repayments.

  The elimination of the investment securities fair value premium was due to the Corporation's adoption of SFAS 115 at December 31, 1993.

                                                                BANKERS TRUST 75

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Note 25 - Condensed Parent Company Financial Statements

Condensed Statement of Income

(in millions) Year Ended December 31,                    1993      1992      1991
                                                         ----      ----      ----
Revenue
Dividends
 BTCo.                                                $    70   $   130   $   235
 Other bank and nonbank subsidiaries
  and affiliates                                          113       163        83
Interest from subsidiaries                                191       214       300
Other interest                                            119        95        68
Trading                                                     4        (1)       17
Other                                                      38       (12)       (2)
                                                      -------   -------   -------
Total revenue                                             535       589       701
                                                      -------   -------   -------
Expenses
Interest to subsidiaries                                   23        27        25
Other interest                                            310       325       393
Other                                                      36        68        38
                                                      -------   -------   -------
Total expenses                                            369       420       456
                                                      -------   -------   -------
Income before income taxes and
 equity in undistributed income of
 subsidiaries and affiliates                              166       169       245
Income taxes                                              (13)      (46)      (29)
                                                      -------   -------   -------
Income before equity in undistributed
 income of subsidiaries and affiliates                    179       215       274
Equity in undistributed income of
 subsidiaries and affiliates before
 cumulative effects of accounting changes                 891       424       393
                                                      -------   -------   -------
Income Before Cumulative Effects
 of Accounting Changes                                  1,070       639       667
Equity in cumulative effects of
 accounting changes of subsidiary                         (75)      446         -
                                                      -------   -------   -------
Net Income                                            $   995   $ 1,085   $   667
                                                      =======   =======   =======
Condensed Balance Sheet
(in millions) December 31,                                         1993      1992
                                                                   ----      ----
Assets
Cash and due from BTCo.                                         $    10   $     2
Interest-bearing deposits with bank subsidiaries                    662       522
Securities purchased under resale agreements
 with nonbank subsidiary                                            321     1,209
Trading account assets                                            1,920       530
Securities available for sale                                       652         -
Investment securities
 At lower of aggregate cost or market
  (market value: 1992, $789)                                          -       765
Investments in subsidiaries and affiliates
 Banks                                                            4,210     3,588
 Nonbanks                                                         1,088       859
Receivables from subsidiaries and affiliates
 Banks                                                            1,381     1,534
 Nonbanks                                                         4,937     2,162
Other assets                                                        863       816
                                                                -------   -------
Total assets                                                    $16,044   $11,987
                                                                =======   =======
Liabilities and Stockholders' Equity
Securities sold, not yet purchased                              $   170   $     2
Commercial paper                                                  5,664     3,623
Other short-term borrowings                                         579       547
Payables to subsidiaries
 Banks                                                               64        94
 Nonbanks                                                           755       569
Other liabilities                                                   347       245
Long-term debt                                                    3,931     2,786
                                                                -------   -------
Total liabilities                                                11,510     7,866
                                                                -------   -------
Total stockholders' equity                                        4,534     4,121
                                                                -------   -------
Total liabilities and stockholders' equity                      $16,044   $11,987
                                                                =======   =======

Condensed Statement of Cash Flows
(in millions) Year Ended December 31,                    1993      1992      1991
                                                         ----      ----      ----
Cash Flows From Operating Activities
Net income                                            $   995   $ 1,085   $   667
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
Equity in undistributed income of
  subsidiaries and affiliates, before
  cumulative effects of accounting
  changes                                                (891)     (424)     (393)
Equity in cumulative effects of accounting
  changes of subsidiary                                    75      (446)        -
Deferred income taxes                                      42        (7)       (1)
Net change in trading account assets                   (1,390)      (52)     (496)
Net change in securities sold, not yet
  purchased                                               168       (79)       81
Other, net                                                113       (32)       43
                                                      -------     -----     -----
Net cash provided by (used in) operating
  activities                                             (888)       45       (99)
                                                      -------     -----     -----
Cash Flows From Investing Activities
Net change in:
   Interest-bearing deposits with bank
     subsidiaries                                        (140)      983      (732)
   Securities purchased under resale
     agreements with nonbank subsidiary                   888      (863)      185
   Short-term notes receivable from
     subsidiaries  and affiliates                        (361)      705      (897)
Investment securities:
   Purchases                                           (3,309)   (1,753)     (592)
   Maturities and other redemptions                     3,427     1,631       317
   Sales                                                   47       132       345
Increases in long-term notes receivable from
   subsidiaries                                        (2,322)   (1,002)     (111)
Decreases in long-term notes receivable
   from subsidiaries                                       89       344       120
Capital contributed to subsidiaries and affiliates         (7)     (317)        -
Return of capital from subsidiaries                         -       201         1
Other, net                                                 (8)     (158)       (7)
                                                      -------    ------    ------
Net cash used in investing activities                  (1,696)      (97)   (1,371)
                                                      -------    ------    ------
Cash Flows From Financing Activities
Net change in:
  Commercial paper and other
    short-term borrowings                               2,073      (192)    1,173
  Short-term notes payable to subsidiaries                156        94        56
Issuance of long-term debt                              1,338       978       522
Repayments of long-term debt                             (205)     (523)     (336)
Redemption of preferred stock                            (250)        -         -
Issuance to subsidiary of preferred stock                 247         -         -
Redemption from subsidiary of preferred stock            (247)        -         -
Issuances of common stock                                   -        27        38
Purchases of treasury stock                              (313)     (106)      (35)
Cash dividends paid                                      (281)     (262)     (243)
Other, net                                                 74        38        12
                                                      -------    ------    ------
Net cash provided by financing activities               2,592        54     1,187
                                                      -------    ------    ------
Net Increase (Decrease) in Cash and
 Due From BTCo.                                             8         2      (283)
                                                      -------    ------    ------
Cash And Due From BTCo., beginning of year                  2         -       283
                                                      -------   -------   -------
Cash and Due From BTCo., end of year                  $    10   $     2   $     -
                                                      =======   =======   =======
Interest paid                                         $   326   $   337   $   411
                                                      =======   =======   =======
Income taxes paid                                     $     -   $     -   $     -
                                                      =======   =======   =======
Noncash financing activity: exchange of
  series of preferred stock                           $     -   $    45   $     -
                                                      =======   =======   =======

76 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Note 26 - Bankers Trust Company Consolidated Summarized Financial Information

Consolidated Statement of Income
(in millions) Year Ended December 31,                 1993        1992        1991
                                                      ----        ----        ----
Net Interest Revenue
Interest revenue                                    $2,812      $2,787      $3,309
Interest expense                                     2,072       1,996       2,752
                                                    ------      ------      ------
Net Interest Revenue                                   740         791         557
Provision for credit losses                             96         165         177
                                                    ------      ------      ------
Net Interest Revenue After Provision For
     Credit Losses                                     644         626         380
                                                    ------      ------      ------
Noninterest Revenue
Trading                                              1,875       1,009       1,094
Fiduciary and funds management                         661         622         546
Fees and commissions                                   477         426         399
Investment securities gains (losses)                     4         (20)         27
Other                                                  107         112          59
                                                    ------      ------      ------
Total noninterest revenue                            3,124       2,149       2,125
                                                    ------      ------      ------
Noninterest Expenses
Salaries                                               570         529         567
Incentive compensation and employee benefits           943         590         507
Occupancy, net                                         142         141         165
Furniture and equipment                                131         123         120
Other                                                  911         686         513
                                                    ------      ------      ------
Total noninterest expenses                           2,697       2,069       1,872
                                                    ------      ------      ------
Income before income taxes and cumulative
     effects of accounting changes                   1,071         706         633
Income taxes                                           327         196          98
                                                    ------      ------      ------
Income Before Cumulative Effects of
     Accounting Changes                                744         510         535
Cumulative effects of accounting changes               (75)        446           -
                                                    ------      ------      ------
Net Income                                          $  669      $  956      $  535
                                                    ======      ======      ======

In the normal course of business, BTCo. enters into various transactions with the Parent Company and the Parent Company's other subsidiaries. Included in the above financial statements were the following transactions and balances with such affiliates.

(in millions) Year Ended December 31,       1993      1992      1991
                                            ----      ----      ----
Interest revenue                           $  45     $   26    $   36
Interest expense                             143        164       211
Noninterest revenue                           43         41        41
Noninterest expenses                         326        254       105

(in millions) December 31,                             1993      1992
                                                       ----      ----
Interest-earning assets                              $1,387    $  486
Noninterest-earning assets                              357       233
Interest-bearing liabilities                          3,507     3,387
Noninterest-bearing liabilities                         304       245

Consolidated Balance Sheet
($ in millions, except par values) December 31,                      1993                1992
                                                                     ----                ----
Assets
Cash and due from banks                                             $ 1,795            $ 1,372
Interest-bearing deposits with banks                                  2,182              3,208
Federal funds sold                                                      439                451
Securities purchased under resale agreements                          6,930              2,384
Trading account assets                                               23,992             17,392
Securities available for sale                                         5,072                  -
Investment securities
 At lower of aggregate cost or market
  (market value: 1992, $4,368)                                            -              4,301
Loans                                                                13,563             15,957
Allowance for credit losses                                          (1,249)            (1,547)
Premises and equipment, net                                             687                637
Due from customers on acceptances                                       455                276
Accounts receivable and accrued interest                              1,737              2,363
Other assets                                                          2,329              1,864
                                                                    -------            -------
Total assets                                                        $57,932            $48,658
                                                                    =======            =======
Liabilities
Deposits
 Noninterest-bearing
  In domestic offices                                               $ 3,250            $ 3,365
  In foreign offices                                                    738                839
 Interest-bearing
  In domestic offices                                                 6,147              6,140
  In foreign offices                                                 12,749             14,850
                                                                    -------            -------
  Total deposits                                                     22,884             25,194
Securities sold, not yet purchased                                    7,763              2,516
Securities sold under repurchase agreements                           4,194              4,712
Other short-term borrowings                                          12,251              7,831
Acceptances outstanding                                                 455                276
Accounts payable and accrued expenses                                 1,944              1,352
Other liabilities                                                     1,921              1,328
Long-term debt                                                        2,590              2,118
                                                                    -------            -------
Total liabilities                                                    54,002             45,327
                                                                    -------            -------
Stockholder's Equity
Floating rate non-cumulative preferred stock-
 Series A, $1 million par value
 Authorized, issued and outstanding: 250 shares                         250                250
Common stock, $10 par value
 Authorized, issued and outstanding: 70,166,667 shares                  702                702
Capital surplus                                                         498                498
Retained earnings                                                     2,756              2,160
Cumulative translation adjustments                                     (321)              (279)
Securities valuation allowance                                           45                  -
                                                                    -------            -------
Total stockholder's equity                                            3,930              3,331
                                                                    -------            -------
Total liabilities and stockholder's equity                          $57,932            $48,658
                                                                    =======            =======

  See Note 9 for details of BTCo.'s long-term debt issued to nonaffiliates.
Note 2 discusses the effects of the Corporation's adoption of SFAS 115 effective December 31, 1993, SFAS 106 and SFAS 112 effective January 1, 1993 and SFAS 109 effective January 1, 1992. The statement of income effects of adoption presented there were recorded by BTCo.

                                                                BANKERS TRUST 77

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Bankers Trust New York Corporation and its subsidiaries (the "Corporation") is responsible for preparing the accompanying financial statements. The financial statements were prepared in accordance with generally accepted accounting principles and prevailing industry practices, as applicable to the Corporation. The financial statements included amounts that are based on management's best estimates and judgments. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the financial statements.

  The management of the Corporation has established and maintains an internal control structure and monitors that structure for compliance with established policies and procedures. The objectives of an internal control structure are to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization. The Corporation maintains an Internal Audit Department that independently monitors and assesses the effectiveness of the internal controls and recommends possible improvements thereto. The Corporation also maintains a Credit Policy Department which develops and administers procedures to measure, monitor and control credit risks across all businesses and recommends to management specific measures for portfolio restructuring designed to reduce the risk of loss. In addition, management recognizes its responsibility to foster a strong ethical environment within the Corporation to ensure that its business affairs are conducted with integrity and in accordance with high standards of personal and corporate conduct. This responsibility is characterized and reflected in the Corporation's Rules for Business Conduct, which are distributed to all employees of the Corporation. As part of the monitoring system, the Corporation maintains a Corporate Compliance Department having oversight responsibilities for administering and coordinating the application of these standards of conduct.

  The Corporation's Board of Directors appoints an Audit Committee composed solely of outside directors. The function of the Audit Committee is to oversee the accounting, reporting, audit and internal control policies and procedures established by the Corporation's management. The Committee meets regularly with management and the internal, credit and independent auditors. The auditors have free access to the Audit Committee without the presence of management. The Committee reports regularly to the Board of Directors on its activities, and such other matters as it deems necessary.

  The Corporation's annual financial statements have been audited by Ernst & Young, independent auditors, whose appointment by the Board of Directors was approved by the stockholders. Management has made available to Ernst & Young all the Corporation's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all its representations to Ernst & Young are valid and appropriate. In addition, Ernst & Young, in determining the nature and extent of their auditing procedures, evaluated the Corporation's accounting procedures and policies and the effectiveness of the related internal control structure.

  Management believes that, as of December 31, 1993, the Corporation's internal control structure was adequate to accomplish the objectives discussed herein.



Charles S. Sanford, Jr.
Chairman of the Board and
Chief Executive Officer



Timothy T. Yates
Executive Vice President,
Chief Financial Officer and
Controller


March 10, 1994

78 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Bankers Trust New York Corporation

We have audited the accompanying consolidated balance sheet of Bankers Trust New York Corporation and Subsidiaries (the "Corporation") at December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust New York Corporation and Subsidiaries at December 31, 1993 and 1992, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the financial statements, in 1993 the Corporation adopted, as of December 31, 1993, Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," and as of January 1, 1993, SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS 112, "Employers' Accounting for Postemployment Benefits." Also, effective January 1, 1992, the Corporation adopted SFAS 109, "Accounting for Income Taxes."


                                      ERNST & YOUNG


New York, New York
January 26, 1994

                                                                BANKERS TRUST 79

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Supplemental Financial Data

The statistical data on pages 80 through 84 should be read in conjunction with the Financial Review and the financial statements included elsewhere in this Annual Report.

  In the opinion of management, all material adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. All such adjustments were of a normal recurring nature, except for the cumulative effects of accounting changes for postretirement and postemployment benefits (recorded in the first quarter of 1993) and income taxes (recorded in the first quarter of 1992).

Condensed Quarterly Consolidated Statement of Income


                                                           1993                              1992
                                                           ----                              ----
                                             Fourth    Third   Second       First    Fourth    Third   Second    First
                                            Quarter  Quarter  Quarter     Quarter   Quarter  Quarter  Quarter  Quarter
(in millions, except per share data)        ------   -------  -------     -------   -------  -------  -------  -------
Interest revenue                             $1,171   $1,177   $1,067      $1,021    $1,095   $1,072   $1,049   $1,003
Interest expense                                798      835      768         721       699      776      808      789
                                             ------   ------   ------      ------    ------   ------   ------   ------
Net interest revenue                            373      342      299         300       396      296      241      214
Provision for credit losses                      23       17       23          30        50       45       75       55
                                             ------   ------   ------      ------    ------   ------   ------   ------
Net interest revenue after provision
 for credit losses                              350      325      276         270       346      251      166      159
Total noninterest revenue                       869      929      832         734       464      590      689      588
Total noninterest expenses                      816      789      749         681       623      600      589      535
                                             ------   ------   ------      ------    ------   ------   ------   ------
Income before income taxes and
 cumulative effects of accounting
 changes                                        403      465      359         323       187      241      266      212
Income taxes                                    124      155      108          93        54       75       80       58
                                             ------   ------   ------      ------    ------   ------   ------   ------
Income before cumulative effects of
 accounting changes                             279      310      251         230       133      166      186      154
Cumulative effects of accounting changes          -        -        -         (75)        -        -        -      446
                                             ------   ------   ------      ------    ------   ------   ------   ------
Net income                                   $  279   $  310   $  251      $  155    $  133   $  166   $  186   $  600
                                             ======   ======   ======      ======    ======   ======   ======   ======
Net income applicable to common stock        $  273   $  305   $  246      $  148    $  126   $  158   $  179   $  592
                                             ======   ======   ======      ======    ======   ======   ======   ======
Primary Earnings Per Common Share:
 Income before cumulative effects of
  accounting changes                         $ 3.26   $ 3.60   $ 2.90      $ 2.64    $ 1.49   $ 1.87   $ 2.13   $ 1.74
 Cumulative effects of accounting
  changes                                         -        -        -        (.89)        -        -        -     5.31
                                             ------   ------   ------      ------    ------   ------   ------   ------
 Net income                                  $ 3.26   $ 3.60   $ 2.90      $ 1.75    $ 1.49   $ 1.87   $ 2.13   $ 7.05
                                             ======   ======   ======      ======    ======   ======   ======   ======
Fully Diluted Earnings Per Common Share:
 Income before cumulative effects of
  accounting changes                         $ 3.25   $ 3.60   $ 2.90      $ 2.63    $ 1.49   $ 1.86   $ 2.13   $ 1.74

 Cumulative effects of accounting
  changes                                         -        -        -        (.88)        -        -        -     5.31
                                             ------   ------   ------      ------    ------   ------   ------   ------
 Net income                                  $ 3.25   $ 3.60   $ 2.90      $ 1.75    $ 1.49   $ 1.86   $ 2.13   $ 7.05
                                             ======   ======   ======      ======    ======   ======   ======   ======
Cash dividends declared per common
 share                                       $  .90   $  .78   $  .78      $  .78    $  .78   $  .70   $  .70   $  .70
                                             ======   ======   ======      ======    ======   ======   ======   ======

Stockholder Data
Market price/(1)/
 High                                        $83     $83 1/2  $78      $74 1/4    $70 1/8   $64 3/4   $61 1/2   $66 1/2
 Low                                          74      73 3/4   67 1/2   65 3/4     62        58 1/8    50        54 1/2
 End of quarter                               79 1/8  80       74 1/8   71 1/2     68 1/2    63 3/4    58 3/4    55


(1) Based on the Composite Tape. Market prices at January 31, 1994 for common stock were as follows: High, $84 1/4; Low, $82 3/4; Close, $83 7/8.

Dividends

Cash dividends on common stock were paid quarterly in 1993 on the 25th of January, April, July and October.

Number of Security Holders
At January 31, 1994, the approximate number of holders of record of common stock was 23,561.

Stock Listings
The principal markets on which the common stock is traded are the New York Stock Exchange (Symbol: BT) and the London Stock Exchange.

80 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Volume/Rate Analysis of Changes in Net Interest Revenue

The following table attributes changes in fully taxable net interest revenue to changes in either average daily balances or average rates for both interest-earning assets and interest-bearing sources of funds. Because of the numerous simultaneous balance and rate changes during any period, it is not possible to precisely allocate such changes between balances and rates. For purposes of this table, changes which are not due solely to balance or rate changes are allocated to such categories based on the respective percentage changes in average daily balances and average rates.


                                                            1993/92                         1992/91
                                                ------------------------------    -----------------------------
                                                     Increase (decrease)              Increase (decrease)
                                                      due to change in:                due to change in:
                                                ------------------------------    -----------------------------
                                                Average     Average                 Average    Average
(in millions)                                   Balance      Rate       Total       Balance     Rate      Total
                                                -------   ---------   --------    ---------   -------   -------
Consolidated
INTEREST REVENUE
Interest-bearing deposits with banks             $  (43)   $  (30)     $     (73)   $ (110)   $    41     $  (69)
Federal funds sold                                    -        (5)            (5)        8        (17)        (9)
Securities purchased under resale agreements       (196)      (47)          (243)      362       (168)       194
Securities borrowed                                  63        64            127         -          -          -
Trading account assets                              869      (121)           748       623       (389)       234
Investment securities                                13      (126)          (113)       84        (70)        14
Loans                                               (88)     (106)          (194)     (172)      (275)      (447)
                                                  -----     -----      ---------    ------   --------     ------
Total interest revenue                              618      (371)           247       795       (878)       (83)
                                                 ------    ------      ---------    ------   --------     ------
INTEREST EXPENSE
Interest-bearing deposits                           130      (236)          (106)      (61)      (409)      (470)
Securities sold, not yet purchased                   85        38            123       148        (97)        51
Securities sold under repurchase agreements         133       (84)            49       476       (297)       179
Other short-term borrowings                          86      (105)           (19)      (69)      (220)      (289)
Long-term debt                                       54       (51)             3        65        (49)        16
                                                 ------    ------      ---------    ------   --------     ------
Total interest expense                              488      (438)            50       559     (1,072)      (513)
                                                 ------    ------      ---------    ------   --------     ------
Net change in net interest revenue               $  130    $   67      $     197    $  236   $    194     $  430
                                                 ======    ======      =========    ======   ========     ======
Domestic Offices
INTEREST REVENUE
Interest-bearing deposits with banks             $   (3)   $   14      $      11    $   (4)   $    (3)    $   (7)
Federal funds sold                                    -        (5)            (5)        8        (17)        (9)
Securities purchased under resale agreements       (198)      (92)          (290)      308       (180)       128
Securities borrowed                                  63        64            127         -          -          -
Trading account assets                              527       (14)           513       474        (41)       433
Investment securities                                39       (58)           (19)       49        (36)        13
Loans                                               (25)      (55)           (80)      (67)      (188)      (255)
                                                 ------    ------      ---------    ------   --------     ------
Total interest revenue                              403      (146)           257       768       (465)       303
                                                 ------    ------      ---------    ------   --------     ------
INTEREST EXPENSE
Interest-bearing deposits                            44      (107)           (63)       26       (125)       (99)
Securities sold, not yet purchased                    9        38             47       113        (44)        69
Securities sold under repurchase agreements         121      (130)            (9)      409       (228)       181
Other short-term borrowings                          50       (59)            (9)      (75)      (138)      (213)
Long-term debt                                       42       (47)            (5)       73        (44)        29
Funds provided to foreign offices                    54        51            105        40        193        233
Funds provided by foreign offices                   (15)       (9)           (24)       (8)       (89)       (97)
                                                 ------    ------      ---------    ------   --------     ------
Total interest expense                              305      (263)            42       578       (475)       103
                                                 ------    ------      ---------    ------   --------     ------
Net change in net interest revenue               $   98    $  117      $     215    $  190   $     10     $  200
                                                 ======    ======      =========    ======   ========     ======
Foreign Offices
INTEREST REVENUE
Interest-bearing deposits with banks             $  (40)   $  (44)     $     (84)   $ (106)   $    44     $  (62)
Securities purchased under resale agreements         56        (9)            47        65          1         66
Trading account assets                              339      (104)           235       118       (317)      (199)
Investment securities                               (37)      (57)           (94)       32        (31)         1
Loans                                               (74)      (40)          (114)     (111)       (81)      (192)
                                                 ------    ------      ---------    ------   --------     ------
Total interest revenue                              244      (254)           (10)       (2)      (384)      (386)
                                                 ------    ------      ---------    ------   --------     ------
INTEREST EXPENSE
Interest-bearing deposits                            78      (121)           (43)     (106)      (265)      (371)
Securities sold, not yet purchased                   82        (6)            76        24        (42)       (18)
Securities sold under repurchase agreements          (1)       59             58        50        (52)        (2)
Other short-term borrowings                          36       (46)           (10)       32       (108)       (76)
Long-term debt                                       14        (6)             8       (16)         3        (13)
Funds provided by domestic offices                  (54)      (51)          (105)      (40)      (193)      (233)
Funds provided to domestic offices                   15         9             24         8         89         97
                                                 ------    ------      ---------    ------   --------     ------
Total interest expense                              170      (162)             8       (48)      (568)      (616)
                                                 ------    ------      ---------    ------   --------     ------
Net change in net interest revenue               $   74    $  (92)     $     (18)   $   46   $    184     $  230
                                                 ======    ======      =========    ======   ========     ======

                                                                BANKERS TRUST 81

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

AVERAGE BALANCE, INTEREST AND AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Corporation. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages.

                                                        1993                          1992                           1991
                                                        ----                          ----                           ----
                                          Average             Average   Average              Average   Average             Average
($ in millions)                           Balance   Interest     Rate   Balance   Interest      Rate   Balance   Interest     Rate
- ---------------                           -------   --------  -------   -------   --------   -------   -------   --------  -------
Assets
Interest-bearing deposits with banks
 (primarily in foreign offices)           $ 2,698     $  214     7.93%  $ 3,211    $   287      8.94%  $ 4,485     $  356     7.94%
Federal funds sold
 (in domestic offices)                        708         22     3.11%      714         27      3.78%      568         36     6.34%
Securities purchased under resale
 agreements (primarily in domestic
  offices)                                  9,969        381     3.82%   15,020        624      4.15%    7,099        430     6.06%
Securities borrowed (in domestic
 offices)                                   4,216        127     3.01%        -          -         -         -          -        -
Trading account assets
 In domestic offices/(1)/                  20,810      1,414     6.79%   13,060        901      6.90%    6,226        468     7.52%
 In foreign offices                        16,490      1,033     6.26%   11,115        798      7.18%    9,835        997    10.14%
                                          -------     ------            -------      -----             -------     ------
Total trading account assets/(1)/          37,300      2,447     6.56%   24,175      1,699      7.03%   16,061      1,465     9.12%
Investment securities
 In domestic offices
  Taxable                                   2,644        129     4.88%    2,236        167      7.47%    1,984        186     9.38%
  Exempt from federal income taxes/(1)/       598         59     9.87%      418         40      9.57%       81          8     9.88%
 In foreign offices
  Taxable                                   2,959        200     6.76%    3,381        298      8.81%    2,970        296     9.97%
  Exempt from federal income taxes/(1)/       396         50    12.63%      412         46     11.17%      485         47     9.69%
                                          -------     ------            -------      -----             -------     ------
Total investment securities/(1)/            6,597        438     6.64%    6,447        551      8.55%    5,520        537     9.73%
Loans
 In domestic offices
  Commercial and industrial                 3,065        157     5.12%    3,739        224      5.99%    4,722        384     8.13%
  Financial institutions                    1,635         81     4.95%    2,743        122      4.45%    2,500        149     5.96%
  Secured by real estate                    1,787         89     4.98%    1,913         98      5.12%    2,016        131     6.50%
  Other(1)                                  2,986        121     4.05%    1,555         84      5.40%    1,710        117     6.84%
                                          -------     ------            -------      -----             -------     ------
  Total in domestic offices/(1)/            9,473        448     4.73%    9,950        528      5.31%   10,948        781     7.13%
 In foreign offices                         5,837        430     7.37%    6,812        540      7.93%    8,127        730     8.98%
                                          -------     ------            -------      -----             -------     ------
Total loans, excluding fees/(1)/           15,310        878     5.73%   16,762      1,068      6.37%   19,075      1,511     7.92%
 Loan fees                                                11                            15                             19
                                          -------     ------            -------      -----             -------     ------
Total loans, including fees/(1)/           15,310        889     5.81%   16,762      1,083      6.46%   19,075      1,530     8.02%
                                          -------     ------            -------      -----             -------     ------
Total Interest-Earning Assets/(1)/         76,798     $4,518     5.88%   66,329     $4,271      6.44%   52,808     $4,354     8.24%
                                                      ------                        ------                         ------
Cash and due from banks                     1,767                         1,508                          1,677
Due from customers on acceptances             372                           218                            436
All other assets                            8,221                         8,364                          8,335
Allowance for credit losses                (1,535)                       (1,725)                        (2,001)
                                          -------                       -------                        -------
Total Assets                              $85,623                       $74,694                        $61,255
                                          =======                       =======                        =======
% of assets attributable to foreign
 offices                                       45%                           43%                            53%


The average balance sheets are presented on a different basis than the spot balance sheets, in that the various categories of interest-earning assets and interest-bearing liabilities exclude certain noninterest-earning/bearing components included in the spot balance sheet captions. These components are included in "all other assets" and "all other liabilities" in the average balance sheet.
(1) Interest and average rates are presented on a fully taxable basis. The applicable combined federal, state and local incremental tax rates used to determine the amounts of the tax equivalent adjustments to interest revenue (which recognize the income tax savings on tax-exempt assets) were 42 percent for 1993 and 41 percent for 1992 and 1991.

82 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

                                                          1993                       1992                        1991
                                                          ----                       ----                        ----
                                             Average            Average   Average           Average    Average            Average
($ in millions)                              Balance   Interest    Rate   Balance  Interest    Rate    Balance  Interest     Rate
- ---------------                              -------   -------- -------   -------  -------- -------    -------  --------  -------
Liabilities and Stockholders' Equity
Interest-bearing deposits
 In domestic offices
  Time deposits                              $ 2,425    $  115     4.74%  $ 2,952    $  174    5.89%   $ 4,083    $  297      7.27%
  Other                                        5,835       103     1.77%    4,060       107    2.64%     2,451        83      3.39%
                                             -------    ------            -------    ------            -------    ------
  Total in domestic offices                    8,260       218     2.64%    7,012       281    4.01%     6,534       380      5.82%
 In foreign offices
  Deposits from banks in
   foreign countries                           5,937       398     6.70%    4,772       356    7.46%     4,779       436      9.12%
  Other time and savings
   deposits                                    6,259       319     5.10%    6,277       386    6.15%     7,602       667      8.77%
  Other                                        1,405        78     5.55%    1,333        96    7.20%     1,289       106      8.22%
                                             -------    ------            -------    ------            -------    ------
  Total in foreign offices                    13,601       795     5.85%   12,382       838    6.77%    13,670     1,209      8.84%
                                             -------    ------            -------    ------            -------    ------
Total interest-bearing
 deposits                                     21,861     1,013     4.63%   19,394     1,119    5.77%    20,204     1,589      7.86%
Securities sold, not yet
 purchased
  In domestic offices                          3,947       250     6.33%    3,789       203    5.36%     1,825       134      7.34%
  In foreign offices                           2,522       174     6.90%    1,335        98    7.34%     1,077       116     10.77%
                                             -------    ------            -------    ------            -------    ------
Total securities sold, not
 yet purchased                                 6,469       424     6.55%    5,124       301    5.87%     2,902       250      8.61%
Securities sold under repurchase
 agreements
  In domestic offices                         21,748       675     3.10%   18,200       684    3.76%     8,605       503      5.85%
  In foreign offices                           2,024       190     9.39%    2,041       132    6.47%     1,400       134      9.57%
                                             -------    ------            -------    ------            -------    ------
Total securities sold under
 repurchase agreements                        23,772       865     3.64%   20,241       816    4.03%    10,005       637      6.37%
Other short-term borrowings
 In domestic offices                           8,506       330     3.88%    7,323       339    4.63%     8,612       552      6.41%
 In foreign offices                            4,211       276     6.55%    3,708       286    7.71%     3,386       362     10.69%
                                             -------    ------            -------    ------            -------    ------
Total other short-term borrowings             12,717       606     4.77%   11,031       625    5.67%    11,998       914      7.62%
Long-term debt
 In domestic offices                           4,425       185     4.18%    3,536       190    5.37%     2,298       161      7.01%
 In foreign offices                              432        29     6.71%      237        21    8.86%       427        34      7.96%
                                             -------    ------            -------    ------            -------    ------
Total long-term debt                           4,857       214     4.41%    3,773       211    5.59%     2,725       195      7.16%
                                             -------    ------            -------    ------            -------    ------
Total Interest-Bearing
 Liabilities                                  69,676    $3,122     4.48%   59,563    $3,072    5.16%    47,834    $3,585      7.49%
                                                        ------                       ------                       ------
Noninterest-bearing  deposits
 In domestic offices                           3,315                        3,402                        3,118
 In foreign offices                              539                          618                          580
                                             -------                      -------                      -------
Total noninterest-bearing deposits             3,854                       4,020                         3,698
Acceptances outstanding                          387                         226                           447
All other liabilities                          7,267                       6,819                         6,036
Preferred stock of subsidiary                    236                           -                             -
Stockholders' Equity
 Preferred stock                                 302                         500                           500
 Common stockholders' equity                   3,901                       3,566                         2,740
                                             -------                      -------                      -------
Total Liabilities and Stockholders'
 Equity                                      $85,623                      $74,694                      $61,255
                                             =======                      =======                      =======
% of liabilities attributable
 to foreign offices                               38%                          42%                          53%
Rate spread                                                        1.40%                       1.28%                           .75%

Net interest margin (net interest revenue
 to total interest-earning assets)
  In domestic offices                        $46,227    $  862     1.86%  $40,133    $  695    1.73%   $26,654    $  495      1.86%
  In foreign offices                          30,571       534     1.75%   26,196       504    1.92%    26,154       274      1.05%
                                             -------    ------            -------    ------            -------    ------
Total                                        $76,798    $1,396     1.82%  $66,329    $1,199    1.81%   $52,808    $  769      1.46%
                                             =======    ======            =======    ======            =======    ======

                                                                BANKERS TRUST 83

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Interest Rate Sensitivity

Interest rate sensitivity data for the Corporation at December 31, 1993 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading account assets and securities sold, not yet purchased are assumed to reprice within three months.

  The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals, after considering the effect of off-balance sheet hedging instruments. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Corporation's interest rate view in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects of short-term interest rate changes in all repricing intervals.

                                                                                           By Repricing Interval
                                                           -------------------------------------------------------------------------
                                                                   After three    After six        After                Non-
                                                           Within       months       months     one year    After  interest-
                                                            three   but within   but within   but within     five   bearing
(In millions) December 31, 1993                            months   six months     one year   five years    years     funds   Total
Assets
Interest-bearing deposits with banks                      $ 1,411        $  197      $   30      $    -   $    -    $     -  $ 1,638

Federal funds sold                                            361             -           -           -        -          -      361

Securities purchased under resale agreements                9,292             -         275           -        -          -    9,567

Securities borrowed                                         2,937             -           -           -        -          -    2,937

Trading account assets                                     43,483             -           -           -        -      4,793   48,276

Securities available for sale                               2,378           603         360       2,128    1,604          -    7,073

Loans                                                      11,955         1,237         391         595    1,022          -   15,200

Noninterest-earning assets and allowance for credit
 losses                                                         -             -           -           -        -      7,030    7,030
                                                          -------        ------      ------      ------   ------    -------  -------
Total                                                      71,817         2,037       1,056       2,723    2,626     11,823   92,082
                                                          -------        ------      ------      ------   ------    -------  -------

Liabilities, Preferred Stock
 of Subsidiary and Stockholders' Equity
Interest-bearing deposits                                  17,582           423          73         794       12          -   18,884

Securities sold, not yet purchased                          7,523             -           -           -        -      1,826    9,349

Securities sold under repurchase agreements                23,763            71           -           -        -          -   23,834

Other short-term borrowings                                16,086         1,137       1,497         100      172          -   18,992

Long-term debt                                              1,241           541         374       1,671    1,770          -    5,597

Preferred stock of subsidiary                                 250             -           -           -        -          -      250

Preferred stock                                                 -             -         205          45        -          -      250

Noninterest-bearing liabilities and common stockholders'
 equity                                                         -             -           -           -        -     14,926   14,926
                                                          -------        ------      ------      ------   ------    -------  -------
Total                                                      66,445         2,172       2,149       2,610    1,954     16,752   92,082
                                                          -------        ------      ------      ------   ------    -------  -------

Effect of off-balance sheet hedging instruments            (4,929)        1,255       1,651       1,453      570          -        -
                                                          -------        ------      ------      ------   ------    -------  -------

Interest Rate Sensitivity Gap                             $   443        $1,120      $  558      $1,566   $1,242    $(4,929) $     -
                                                          =======        ======      ======      ======   ======    =======  =======

Cumulative Interest Rate Sensitivity Gap                  $   443        $1,563      $2,121      $3,687   $4,929    $     -  $     -
                                                          =======        ======      ======      ======   ======    =======  =======



Deposits

The Corporation's certificates of deposit and other time deposits issued by domestic and foreign offices in amounts of $100,000 or more, together with their remaining maturities, and other interest-bearing deposits at December 31, 1993 were as follows:

(in millions)                                         Domestic     Foreign       Total
                                                      --------     -------     -------
Certificates of deposit of $100,000 or more
 3 months or less                                      $    35     $   238     $   273
 Over 3 through 6 months                                    14         114         128
 Over 6 through 12 months                                   -            2           2
 Over 12 months                                            449          43         492
                                                       -------     -------     -------
Total                                                      498         397         895
                                                       -------     -------     -------
Other time deposits of $100,000 or more
 3 months or less                                          100       9,592       9,692
 Over 3 through 6 months                                     8         173         181
 Over 6 through 12 months                                   49          18          67
 Over 12 months                                              2         149         151
                                                       -------     -------     -------
Total                                                      159       9,932      10,091
                                                       -------     -------     -------
Other                                                    6,463       1,435       7,898
                                                       -------     -------     -------
Total interest-bearing deposits                         $7,120     $11,764     $18,884
                                                       =======     =======     =======

Deposits by foreign depositors in domestic offices amounted to $1.1 billion, $.9 billion and $.9 billion at December 31, 1993, 1992 and 1991, respectively.

84 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

DESCRIPTION OF BUSINESS

Bankers Trust New York Corporation

Bankers Trust New York Corporation (the "Parent Company" and, together with its subsidiaries, the "Corporation", or the "Firm") is a registered bank holding company which was incorporated in 1965. The Parent Company, which accounted for 3 percent of consolidated assets at December 31, 1993, supplies Bankers Trust Company, BT Securities Corporation and its other subsidiaries with various advisory services and coordinates their general policies and activities.

  The Parent Company is a legal entity separate and distinct from its subsidiaries. The rights of the Parent Company to participate in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise are subject to the prior claims of creditors of that subsidiary, except to the extent that the Parent Company may itself be a creditor of that subsidiary and its claims are recognized. Claims on the Parent Company's subsidiaries by creditors other than the Parent Company include long-term debt and substantial obligations with respect to deposit liabilities, securities sold, not yet purchased, commercial paper, securities sold under repurchase agreements and federal funds purchased, as well as various other liabilities.

Organizational Units

The Corporation concentrates its financial and managerial resources on selected markets and services its clients by meeting their needs for financing, advisory, processing and sophisticated risk management solutions. The Firm also conducts its own proprietary operations. The Corporation currently organizes its personnel into the following organizational units.

  The Global Investment Bank delivers the Firm's full range of financing, and risk management product and advisory capabilities to its corporate, financial institution and investor clients in developed countries. These include the underwriting, distribution and trading of public equity and debt (both investment grade and high-yield); private placements; structured finance; asset finance; interest rate, currency, equity, commodity and credit derivative products, as well as merger and acquisition advisory services and a variety of other advisory services that assist clients in the management of strategic risk.

  Global Emerging Markets provides many of the same products and services to clients in Asia, Latin America, the Middle East and Africa. Prominent among these are financial advisory services to governments and both state-owned and privatized businesses. This group also sells, trades and distributes restructured loans, bonds, equities and other instruments of Latin American and other emerging markets issuers.

  Global Investment Management is responsible for most of the Firm's investment management business for pension funds, corporations and other institutional investors worldwide. The services they provide include both the active and passive management of equities, fixed income securities and other financial instruments, including currencies and derivatives, in many of the world's major financial markets.

  The Corporation's Global Markets Proprietary businesses are comprised of Global Trading and the Global Portfolio Group, as well as the trading, capital markets, funds management and merchant banking businesses in the Australia/New Zealand markets. The Global Trading group manages the risk assumed in helping clients manage their risk and enters into securities, derivatives, currency, commodity and funding transactions on a proprietary basis. The Global Portfolio Group is responsible for the funding of the Corporation worldwide; capital and liquidity management; the management of the Corporation's securities available for sale portfolio; and the intermediate and longer-term proprietary trading of liquid securities, foreign exchange and derivative products.

  Global Assets is engaged in the gathering, moving and managing of assets for both institutional and individual clients throughout the world. Global Institutional Services delivers many of the Corporation's processing, fiduciary and trust services, such as cash management, custody and clearance and deposit and credit services, to corporations, financial institutions and governments and their agencies around the world. It also provides to sponsors of U.S. defined benefit and defined contribution plans the Corporation's full range of services, including recordkeeping and administrative services and portfolio measurement. The Individual Services Group, through its Private Bank, and Mutual Fund and Brokerage Services units, provides wealthy individuals, foundations, private companies and individual investors with a wide range of Global Assets' services.

  Other business activities include real estate finance and principal investing.

Insurance Activities

The Corporation has two majority-owned Chilean subsidiaries, known as Consorcio and Compensa. Consorcio underwrites pension-related life and disability insurance, and both companies sell pension-related life annuities.

Business Functions

Because of the close interrelationship among its organizational units, the Corporation breaks down and analyzes its business on the basis of five business functions, which represent the Firm's core business activities. A business function is often common to two or more of the organizational units described above. Descriptions of each of the Firm's five business functions appear on page 27.

Bankers Trust Company

The Parent Company's principal banking subsidiary is Bankers Trust Company, which, along with its subsidiaries ("BTCo."), accounted for 61 percent of the Corporation's consolidated assets at December 31, 1993. BTCo., founded in 1903, is among the largest commercial banks in New York City and the United States, based on total assets. BTCo. originates loans and other forms of credit, accepts deposits, arranges financings and provides numerous other commercial banking and financial services. BTCo. provides a broad range of financial advisory services to its clients. It also engages in the trading of currencies, securities, derivatives and commodities.

BT Securities Corporation

BT Securities Corporation ("BT Securities"), a wholly-owned subsidiary of the Parent Company, accounted for 28 percent of the Corporation's consolidated assets at December 31, 1993. BT Securities is a primary dealer in U.S. Government securities. It also structures, underwrites and deals in money market instruments, commercial paper, and municipal, asset-backed and corporate debt and equity securities. BT Securities also provides advisory and private placement services and structures a broad range of derivative transactions for clients.

Bankers Trust (Delaware)

Bankers Trust (Delaware) is a state bank chartered under the laws of Delaware, which, along with its subsidiaries, accounted for 2 percent of the Corporation's consolidated assets at December 31, 1993. Bankers Trust (Delaware) engages in commercial banking activities, with an emphasis on lending, funding and corporate finance. BT Commercial Corporation, its wholly-owned subsidiary, is a commercial finance company.

Supervision and Regulation

The Parent Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and as such is required to register with the Federal Reserve Board. As a registered bank holding company, the Parent Company is required to file with the Federal Reserve Board certain reports

                                                                BANKERS TRUST 85

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

and information and is restricted in its acquisitions, certain of which are prohibited and certain of which are subject to approval by the Federal Reserve Board. In addition, the Parent Company would be required to obtain the approval of the New York State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.

  The Parent Company and its nonbank subsidiaries are affiliates of BTCo. and Bankers Trust (Delaware) within the meaning of applicable federal statutes, and such banks are therefore subject to restrictions on loans and other extensions of credit to the Parent Company and certain other affiliates and on certain other types of transactions with them or involving their securities.

  BTCo. is subject to the supervision of, and to examination by, the New York State Banking Department, the Federal Reserve Board and the Federal Deposit Insurance Corporation. Bankers Trust (Delaware) is subject to regulation by the Office of the State Bank Commissioner of the State of Delaware and by the Federal Deposit Insurance Corporation. See Note 14 of Notes to Financial Statements for the required reserve balances maintained by the Corporation's subsidiary banks at a Federal Reserve Bank and limitations on the availability of BTCo.'s undistributed earnings for the payment of dividends.

  BT Securities is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico and with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. and is therefore subject to supervision by those regulators. As a bank securities affiliate, BT Securities is subject to the supervision of the Federal Reserve Board, which has imposed limitations on the gross revenue from certain activities of such affiliates and certain other conditions governing their operations.

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any bank or savings association subsidiary of a holding company may be required to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of any of such holding company's other subsidiary banks or savings associations or assistance provided to such an institution in danger of default.

  In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and revised several other federal banking statutes.

  FDICIA establishes five capital tiers, ranging from "well capitalized," to "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

  Based on their respective regulatory capital ratios at December 31, 1993, both BTCo. and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Resources" on page 39 for information regarding the Corporation's and BTCo.'s regulatory capital ratios.

  FDICIA contains numerous other provisions, including new reporting requirements, termination of the "too big to fail" doctrine except for special cases, limitations on the FDIC's payment of deposits at foreign branches and revised regulatory standards for, among other things, real estate lending and capital adequacy.

  A federal depositor preference statute was enacted in 1993 providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

  In addition to banking and securities laws, regulations and regulatory agencies governing the Corporation worldwide, the Corporation also is subject to various other laws, regulations and regulatory agencies throughout the United States and in other countries. Furthermore, various proposals, bills and regulations have been and are being considered in the United States Congress, the New York State Legislature and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Corporation. It cannot be predicted whether new legislation or regulations will be adopted and, if so, how they would affect the Corporation.

  References under the caption "Supervision and Regulation" to applicable statutes, regulations and orders are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference thereto.

Competition and Other Market Factors

The banking and securities businesses are intensely competitive and the Corporation competes for business with other financial services organizations, including major commercial and investment banks and finance and investment advisory companies, located in principal cities throughout the world.

  The business of a large financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies, both foreign and domestic. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their time and savings deposits. The nature and impact on the Corporation of future changes in economic conditions and monetary and fiscal policies, both foreign and domestic, are not predictable. Additionally, the Corporation's international operations, which are widely diversified geographically and vary from country to country, include certain economic and political risks which differ from those associated with its domestic operations. These risks include the possibility of expropriation of assets, exchange rate fluctuations, restrictions on the withdrawal of funds and balance-of-payments problems.

Properties

BTCo. owns a 28-story office building located at 280 Park Avenue, and leases a 15-story middle annex and most of a 42-story office building, both of which are adjacent to 280 Park Avenue. BTCo. also owns a 10-story office building at 4 Albany

86 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Street in Manhattan, as well as a 998-year leasehold interest in an eight-story office building in the Broadgate complex in London, England. The other principal office premises leased are a 39-story building known as One Bankers Trust Plaza, seven stories of a 37-story building at 14-16 Wall Street, (both in Manhattan), an eight-story building in Jersey City, New Jersey, a three-story building in Nashville, Tennessee and a significant portion of a 42-story office building in Sydney, Australia. Portions of certain of these properties are leased to tenants or subtenants. BTCo. has exercised its purchase options on both of the leased buildings adjacent to 280 Park Avenue for a closing in the second half of 1994. The anticipated combined purchase price of these properties does not, in the aggregate, represent a material commitment for BTCo. Purchase options are also held on One Bankers Trust Plaza. In addition to the offices referred to above, branch offices and locations for other activities are occupied in cities throughout the world under various types of ownership and leaseholds. See Note 7 of Notes to Financial Statements for additional information concerning lease commitments.

Legal Proceedings

Various actions and proceedings involving the Parent Company and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from these various actions and proceedings would be material.

                                                                BANKERS TRUST 87

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Executive Officers of the Registrant

Set forth below are the names and ages of the executive officers of the Parent Company, positions held and the year from which held. These officers are elected annually by the Board of Directors. There are no family relationships among such persons.


* Charles S. Sanford, Jr., 57
Chairman of the Board

Chairman of the Board of the Parent Company and of BTCo. since 1987 and Director since 1982; Deputy Chairman 1986-1987; President of the Parent Company and of BTCo. 1983-1986; Executive Vice President in charge of the Resources Management Department of BTCo. 1974-1983.

James J. Baechle, 61
Executive Vice President and
General Counsel

Executive Vice President of the Parent Company since 1980; Managing Director of BTCo. since June 1992; Executive Vice President of BTCo. 1979-1992; General Counsel of the Parent Company and/or BTCo. since 1971.

Joseph A. Manganello, Jr., 58
Executive Vice President and
Chief Credit Officer

Executive Vice President and Chief Credit Officer of the Parent Company since 1988; Managing Director of BTCo. since June 1992 and Chief Credit Officer since 1984; Executive Vice President of BTCo. 1982-1992; Department Head of the United States Department of BTCo. prior to 1984. He is in charge of the Credit Policy Department.

*Eugene B. Shanks, Jr., 47
President

President and Director of the Parent Company and BTCo. since January 1992; Executive Vice President of the Parent Company 1987-1992 and Managing Director of BTCo. 1986-1992; in charge of the Technology Department, Strategic Planning Department and the London operation of the Resources Management Department prior to 1986. He is in charge of the Global Markets Proprietary, Global Assets and Global Investment Management businesses and, with Mr. Vojta, manages the Global Investment Bank.

*George J. Vojta, 58
Vice Chairman

Vice Chairman and Director of the Parent Company and BTCo. since January 1992; Executive Vice President of the Parent Company and BTCo. 1984-1992. He is in charge of the Global Emerging Markets, Real Estate Finance and Principal Investing businesses and, with Mr. Shanks, manages the Global Investment Bank .

Timothy T. Yates, 46
Executive Vice President,
Chief Financial Officer and Controller

Executive Vice President and Chief Financial Officer of the Parent Company and Managing Director and Chief Financial Officer of BTCo. since 1991; Controller since 1993; Managing Director of BTCo. and Chief of Staff of Global Markets 1989-1991; Managing Director of BTCo. and later, BT Securities Corporation in charge of High Yield/Structured Sales 1985-1989.


*Management Committee

88 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

United States Securities and Exchange Commission Washington, D.C. 20549

                                   FORM 10-K
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the fiscal year ended December 31, 1993
                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        Commission file number 1-5920

                       Bankers Trust New York Corporation
             (Exact name of registrant as specified in its charter)

                   New York                           13-6180473
         (State or other jurisdiction of            (I.R.S. employer
         incorporation or organization)            identification no.)

                280 Park Avenue
                 New York, NY                            10017
              (Address of principal                    (Zip code)
                executive offices)

                                  (212) 250-2500
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                               Name of each
                                                                exchange on
                 Title of each class                         which registered
- ---------------------------------------------------      -----------------------
 Common Stock, $1 par value                              New York Stock Exchange
 Preferred Share Purchase Rights                         New York Stock Exchange
 Preferred Purchase Units                                New York Stock Exchange
 7 5/8% Convertible Capital Securities Due 2033          American Stock Exchange
 Depositary Shares representing a one-tenth interest     American Stock Exchange
   in a share of 7 5/8% Cumulative Preferred Stock,
   Series O ($250 Liquidation Preference)
 7.50% Convertible Capital Securities Due 2033           American Stock Exchange
 Depositary Shares representing a one-fortieth interest  American Stock Exchange in a share of 7.50% Cumulative Preferred Stock,
   Series P ($1,000 Liquidation Preference)

         Securities Registered Pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                        -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1994: Common Stock, $1 par value, $6,650,132,038.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1994: Common Stock, $1 par value, 80,681,460 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                                                BANKERS TRUST 89

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Form 10-K Cross-Reference Index

Part I
Item No.                                                                          Pages
 1.         Business
            Description of Business                                              27, 85
            Supplemental Financial Data
              International Operations                                               70
              Distribution of Assets, Liabilities and
                Stockholders' Equity; Interest Rates and
                Interest Differential                                                81
              Investment Portfolio                                                   57
              Loan Portfolio                                     43, 44, 45, 46, 55, 58
              Summary of Credit Loss Experience                                  29, 58
              Deposits                                                           83, 84
              Return on Equity and Assets                                            26
              Short-Term Borrowings                                                  60
 2.         Properties                                                               86
 3.         Legal Proceedings                                                        87
 4.         Submission of Matters to a Vote of Security Holders                       *
          - Executive Officers of the Registrant                                     88
Part II
 5.         Market for Registrant's Common Equity and
              Related Stockholder Matters                                        65, 80
 6.         Selected Financial Data                                                  26
 7.         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    27
 8.         Financial Statements and Supplementary Data
            Bankers Trust New York Corporation and
              Subsidiaries (Consolidated)                                       50 - 53
            Notes to Financial Statements                                            54
            Report of Independent Auditors                                           79
            Selected Quarterly Financial Data                                        80
 9.         Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                                  *

Part III
The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K since the Corporation intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1993.

Part IV
Item No.                                                                          Pages
 14.         Exhibits, Financial Statement Schedules and
                Reports on Form 8-K

             (a)  (1) Financial Statements - See Item 8.
                  (2) Financial Statement Schedules
                        All schedules normally required by Form 10-K
                        are omitted since they are either not applicable
                        or the required information is shown in the
                        financial statements or the notes thereto.
                  (3) Exhibits
                       3. Articles of Incorporation and By-laws,
                            as amended                                            **
                       4. Instruments Defining the Rights of Security
                            Holders, Including Indentures
                            (ii) Long-Term Debt Indentures                       ***
                       10.Material Contracts
                            (ii) (D) Leases for Principal Premises
                                       described on page 86                       **
                            (iii)(A) Compensation, Incentive and
                                       Benefit Plans                              **
                       12. Statements Re Computation of Ratios                    **
                       21. Subsidiaries of the Registrant                         **
                       23. Consent of Experts                                     **
                       24. Power of Attorney                                      **
                       99. Additional Exhibits
                           (i)Preferred Share Purchase Rights                     **
             (b) Reports on Form 8-K - The Corporation filed four
                 reports on Form 8-K during the quarter ended
                 December 31, 1993.
                   - The report dated October 7, 1993 filed an
                     underwriting agreement covering the issuance
                     and sale by the Parent Company of 6%
                     Subordinated Notes due October 15, 2008
                     and various other exhibits related to the issuance.
                   - The report dated October 21, 1993 filed the
                     Corporation's Press Release dated October 21,
                     1993, which announced earnings for the quarter
                     and nine months ended September 30, 1993.
                   - The report dated October 22, 1993 filed an
                     underwriting agreement covering the issuance
                     and sale by the Parent Company of Floating Rate
                     Notes due October 29, 1995 and various other
                     exhibits related to the issuance.
                   - The report dated December 21, 1993 filed the
                     Corporation's Press Release dated December 21,
                     1993, which announced an increase in the
                     regular quarterly common stock dividend.

- --------------------------------------------------------------------------------
  *   Not applicable.
  ** A copy of any exhibit not contained herein may be obtained by writing to James T. Byrne, Jr., Office of the Secretary, Bankers Trust New York Corporation, 280 Park Avenue-Mail Stop 1175, New York, NY 10017.
  *** The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by the Parent Company or its subsidiaries.

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report. Portions of the 1993 Annual Report to the Corporation's stockholders are not required by the Form 10-K report and are not "filed" as part of the Form 10-K. Only those sections of the Annual Report referenced in the above index are incorporated in the Form 10-K.

90 BANKERS TRUST

Bankers Trust New York Corporation and Subsidiaries
- --------------------------------------------------------------------------------

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1994.

                   Bankers Trust New York Corporation

                  By JAMES T. BYRNE, JR.
                     ----------------------------------------------------------
                     (James T. Byrne, Jr., Senior Vice President and Secretary)

- -------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1994.


CHARLES S. SANFORD, JR.*      Chairman of the Board,
- ---------------------------   Chief Executive Officer
(Charles S. Sanford, Jr.)     and Director
                              (Principal Executive
                              Officer)


TIMOTHY T. YATES*             Executive Vice
- ---------------------------   President, Chief
(Timothy T. Yates)            Financial Officer
                              and Controller
                              (Principal Financial
                              Officer)



GEOFFREY M. FLETCHER*         Senior Vice President
- ---------------------------   (Principal Accounting
(Geoffrey M. Fletcher)        Officer)



GEORGE B. BEITZEL*            Director
- ---------------------------
(George B. Beitzel)


WILLIAM R. HOWELL*            Director
- ---------------------------
(William R. Howell)

JON M. HUNTSMAN*              Director
- ---------------------------
(Jon M. Huntsman)

VERNON E. JORDAN, JR.*        Director
- ---------------------------
(Vernon E. Jordan, Jr.)

HAMISH MAXWELL*               Director
- ---------------------------
(Hamish Maxwell)

DONALD F. McCULLOUGH*         Director
- ---------------------------
(Donald F. McCullough)

N. J. NICHOLAS JR.*           Director
- ---------------------------
(N. J. Nicholas Jr.)

RUSSELL E. PALMER*            Director
- ---------------------------
(Russell E. Palmer)

DIDIER PINEAU-VALENCIENNE*    Director
- ---------------------------
(Didier Pineau-Valencienne)


EUGENE B. SHANKS, JR.*        President and Director
- ---------------------------
(Eugene B. Shanks, Jr.)

PATRICIA CARRY STEWART*       Director
- ---------------------------
(Patricia Carry Stewart)

GEORGE J. VOJTA*              Vice Chairman
- ---------------------------   and Director
(George J. Vojta)




*By JAMES T. BYRNE, JR.
    ---------------------------------------
    (James T. Byrne, Jr., Attorney-in-Fact)

                                                                BANKERS TRUST 91

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                             ---------------------


                                   EXHIBITS

                                      TO

                                   FORM 10-K

                                  FILED UNDER

                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993


                            ----------------------


                      BANKERS TRUST NEW YORK CORPORATION

                       BANKERS TRUST NEW YORK CORPORATION
                           EXHIBIT INDEX TO FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

 3. Articles of Incorporation and By-laws, as amended
       Restated Certificate of Incorporation of the Registrant filed with
          the State of New York on June 9, 1988                              (1)
       Certificate of Amendment of the Restated Certificate of Incorporation
          of the Registrant filed with the State of New York on
          August 30, 1989                                                    (1)
       Certificate of Amendment of the Restated Certificate of Incorporation
          of the Registrant filed with the State of New York on June
          14, 1990                                                           (1)
       Certificate of Amendment of the Restated Certificate of Incorporation
          of the Registrant filed with the State of New York on March
          20, 1992                                                           (1)
       Certificate of Amendment of the Restated Certificate of Incorporation
          of the Registrant filed with the State of New York on October
          27, 1992                                                           (1)
       Certificate of Amendment of the Restated Certificate of Incorporation
          of the Registrant filed with the State of New York on January
          21, 1993                                                           (1)
       Certificate of Amendment of the Restated Certificate of Incorporation
          of the Registrant filed with the State of New York on June
          1, 1993                                                            (1)
       Certificate of Amendment of the Restated Certificate of Incorporation
          of the Registrant filed with the State of New York on August
          18, 1993                                                           (2)
       By-laws as in effect September 21, 1993                               (1)
 4. Instruments Defining the Rights of Security Holders, Including
    Indentures
       (ii) Long-Term Debt Indentures                                        90
10. Material Contracts
       (ii) (D) Leases for Principal Premises Described on Page 86
                   Lease Agreement relating to the 39-story building known
                     as One Bankers Trust Plaza                              (3)
                   Lease Agreement relating to the 15-story middle annex
                     adjacent to 280 Park Avenue                             (3)
                   Lease Agreement relating to the 42-story office building
                     adjacent to 280 Park Avenue                             (3)
                   Lease Agreement relating to the seven stories of a
                     37-story building located at 14-16 Wall Street          (4)
                   Lease Agreement relating to the eight-story building
                     located in Jersey City, New Jersey                      (5)
                   Lease Agreement relating to the eight-story building
                     located in London, England                              (6)
                   Lease Agreement relating to the three-story building in
                     Nashville, Tennessee                                    (7)
                   Synopsis of the Agreement for Sub-Lease and the Sub-Lease
                     relating to the 42-story building located in Sydney,
                     Australia                                               95

      (iii) (A) Compensation, Incentive and Benefit Plans
                   Change of Control Employment Contract                     (8)
                   1991 Stock Option and Stock Award Plan                    (9)
                   1985 Stock Option and Stock Award Plan                   (10)
                       January, 1989 amendments thereto                      (8)
                   Stock Option Plan (1976)                                  (3)
                       January, 1989 amendments thereto                      (8)
                   Additional Capital Accumulation Plan                     (11)
                   The Supplemental Executive Retirement Plan                (6)
                   Deferred Compensation Plan for Directors                  (3)
                       January, 1989 amendments to the Deferred
                       Compensation Plan for Directors and
                       The Supplemental Executive Retirement Plan            (8)
12. Statements Re Computation of Ratios
       Computation of Consolidated Ratios of Earnings to Fixed Charges       96
       Computation of Consolidated Ratios of Earnings to Combined Fixed
          Charges and Preferred Stock Dividends Requirements                 97
21. Subsidiaries of the Registrant                                           98
23. Consent of Experts                                                       99
24. Power of Attorney                                                       100
99. Additional Exhibits
        (i) Rights Agreement dated as of February 22, 1988 describing the
            terms of the Preferred Share Purchase Rights                     (6)


      (NOTE: FOOTNOTE REFERENCES FOR THIS INDEX APPEAR ON THE NEXT PAGE.)

                      BANKERS TRUST NEW YORK CORPORATION
                           EXHIBIT INDEX TO FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993



                              FOOTNOTE REFERENCES

 (1) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated September 24, 1993, file number 1-5920.

 (2) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated August 6, 1993, file number 1-5920.

 (3) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1980, file number 1-5920.

 (4) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1986, file number 1-5920.

 (5) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1983, file number 1-5920.

 (6) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1987, file number 1-5920.

 (7) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1992, file number 1-5920.

 (8) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1988, file number 1-5920.

 (9) This document is incorporated by reference from Bankers Trust New York Corporation's Registration Statement on Form S-8 (No. 33-41014) as filed on June 10, 1991.

(10) This document is incorporated by reference from Bankers Trust New York Corporation's Proxy Statement dated as of March 21, 1988, file number 1-5920.

(11) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1989, file number 1-5920.