Form 10-Q
period 1994-03-31
BANKERS TRUST NEW YORK CORP
filed 1994-05-16
CIK 9749

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1994
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    Commission File Number 1-5920


                     BANKERS TRUST NEW YORK CORPORATION
           (Exact name of registrant as specified in its charter)



               New York                                   13-6180473
    (State or other jurisdiction of                    (I.R.S. employer
     incorporation or organization)                   identification no.)


            280 Park Avenue
           New York, New York                                10017
(Address of principal executive offices)                   (Zip code)


                               (212) 250-2500
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         Yes  X                                     No



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1994: Common Stock, $1 par value, 79,671,148 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                         MARCH 31, 1994 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended March 31, 1994 and 1993              2

            Consolidated Balance Sheet
              At March 31, 1994 and December 31, 1993                 3

            Consolidated Statement of Changes in Stockholders'
             Equity
              Three Months Ended March 31, 1994 and 1993              4

            Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1994 and 1993              5

            Consolidated Schedule of Net Interest Revenue
              Three Months Ended March 31, 1994 and 1993              6

            Notes to Financial Statements                             7

       In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature, except for the cumulative effects of accounting changes for postretirement and postemployment benefits (recorded in the first quarter of 1993). The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results of operations for the full year or any other interim period.

       The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1993
  Annual Report.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders        30

  Item 6. Exhibits and Reports on Form 8-K                           31

SIGNATURE                                                            32

PART  1. FINANCIAL INFORMATION

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                 Increase
THREE MONTHS ENDED MARCH 31,                     1994      1993 (Decrease)

NET INTEREST REVENUE
Interest revenue                               $1,211    $1,021     $ 190
Interest expense                                  841       721       120
Net interest revenue                              370       300        70
Provision for credit losses                         -        30       (30)
Net interest revenue after provision
 for credit losses                                370       270       100
NONINTEREST REVENUE
Trading                                            14       346      (332)
Fiduciary and funds management                    188       159        29
Fees and commissions                              182       147        35
Securities available for sale gains                 4         -         4
Investment securities gains                         -         4        (4)
Other                                             117        78        39
Total noninterest revenue                         505       734      (229)
NONINTEREST EXPENSES
Salaries                                          177       165        12
Incentive compensation and employee benefits      162       271      (109)
Occupancy, net                                     37        35         2
Furniture and equipment                            39        34         5
Other                                             226       176        50
Total noninterest expenses                        641       681       (40)
Income before income taxes and
 cumulative effects of accounting changes         234       323       (89)
Income taxes                                       70        93       (23)
INCOME BEFORE CUMULATIVE EFFECTS OF
 ACCOUNTING CHANGES                               164       230       (66)
Cumulative effects of accounting changes            -       (75)       75

NET INCOME                                     $  164    $  155     $   9

NET INCOME APPLICABLE TO COMMON STOCK          $  159    $  148     $  11

PRIMARY EARNINGS PER COMMON SHARE:
  Income before cumulative effects of
   accounting changes                           $1.90     $2.64     $(.74)
  Cumulative effects of accounting changes          -      (.89)      .89
  Net income                                    $1.90     $1.75     $ .15

FULLY DILUTED EARNINGS PER COMMON SHARE:
  Income before cumulative effects of
   accounting changes                           $1.90     $2.63     $(.73)
  Cumulative effects of accounting changes          -      (.88)      .88
  Net income                                    $1.90     $1.75     $ .15

Cash dividends declared per common share         $.90      $.78      $.12

The accompanying notes are an integral part of the financial statements.
/TABLE

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)
                                (unaudited)

                                                   March 31,  December 31,
                                                       1994             1993

ASSETS
Cash and due from banks                            $  1,775       $ 1,750
Interest-bearing deposits with banks                  1,096         1,638
Federal funds sold                                      438           361
Securities purchased under resale agreements         14,198         9,567
Securities borrowed                                   3,852         2,937
Trading assets                                       56,173        48,276
Securities available for sale                         5,791         7,073
Loans                                                13,659        15,200
Allowance for credit losses                          (1,345)       (1,324)
Premises and equipment, net                             737           719
Due from customers on acceptances                       436           455
Accounts receivable and accrued interest              4,061         2,561
Other assets                                          2,850         2,869
Total                                              $103,721       $92,082

LIABILITIES
Deposits
  Noninterest-bearing
    In domestic offices                            $  3,495       $ 3,185
    In foreign offices                                  562           707
  Interest-bearing
    In domestic offices                               6,137         7,120
    In foreign offices                                9,855        11,764
Total deposits                                       20,049        22,776
Trading liabilities                                  23,005         9,349
Securities sold under repurchase agreements          25,842        23,834
Other short-term borrowings                          17,480        18,992
Acceptances outstanding                                 436           455
Accounts payable and accrued expenses                 3,621         3,771
Other liabilities                                     2,600         2,524
Long-term debt                                        5,693         5,597
Total liabilities                                    98,726        87,298

PREFERRED STOCK OF SUBSIDIARY                           250           250

STOCKHOLDERS' EQUITY
Preferred stock                                         450           250
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84            84
Capital surplus                                       1,319         1,321
Retained earnings                                     3,305         3,226
Common stock in treasury, at cost: 1994, 4,088,682 shares;
 1993, 3,076,439 shares                                (316)         (233)
Other                                                   (97)         (114)
Total stockholders' equity                            4,745         4,534
Total                                              $103,721       $92,082

The accompanying notes are an integral part of the financial statements.

                       BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (in millions)
                                           (unaudited)

THREE MONTHS ENDED MARCH 31,                               1994      1993
PREFERRED STOCK
Balance, January 1                                       $  250    $  500
Issuance of Adjustable Rate Cumulative Preferred Stock,
 Series Q                                                   200         -
Redemption of Money Market Cumulative Preferred Stock,
 Series F, G and H                                            -      (187)
Balance, March 31                                           450       313
COMMON STOCK
Balance, January 1 and March 31                              84        84
CAPITAL SURPLUS
Balance, January 1                                        1,321     1,306
Preferred stock issuance costs                               (4)        -
Common stock distributed under employee
 benefit plans                                                2         3
Balance, March 31                                         1,319     1,309
RETAINED EARNINGS
Balance, January 1                                        3,226     2,552
Net income                                                  164       155
Cash dividends declared
  Preferred stock                                            (5)       (6)
  Common stock                                              (72)      (65)
Treasury stock distributed under employee benefit plans      (8)       (9)
Balance, March 31                                         3,305     2,627
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                         (233)      (52)
Purchases of stock                                          (99)      (35)
Restricted stock granted, net                                 1         1
Treasury stock distributed under employee benefit plans      15        31
Balance, March 31                                          (316)      (55)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                          143        53
Deferred stock awards granted, net                           33        35
Deferred stock distributed                                    -        (1)
Balance, March 31                                           176        87
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                          (47)      (54)
Deferred stock awards granted, net                          (34)      (34)
Restricted stock granted, net                                 -        (1)
Amortization of deferred compensation, net                   16        15
Balance, March 31                                           (65)      (74)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                         (319)     (288)
Translation adjustments                                     (23)      (24)
Income taxes applicable to translation adjustments           21        11
Balance, March 31                                          (321)     (301)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                          109        20
Change in unrealized net gains, after applicable
 income taxes and minority interest                           4        (3)
Balance, March 31                                           113        17

TOTAL STOCKHOLDERS' EQUITY, MARCH 31                     $4,745    $4,007

The accompanying notes are an integral part of the financial statements.
/TABLE

                   BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (in millions)
                                       (unaudited)

THREE MONTHS ENDED MARCH 31,                              1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $   164   $   155
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Cumulative effects of accounting changes                   -        75
  Provision for credit losses                                -        30
  Provision for policyholder benefits                       60        44
  Deferred income taxes                                    (98)      (11)
  Depreciation and amortization of premises
   and equipment                                            30        25
  Other, net                                               (28)        3
    Earnings adjusted for noncash charges and credits      128       321
Net change in:
  Trading assets                                        (7,191)   (4,732)
  Trading liabilities                                   13,630       951
  Receivables and payables from securities
   transactions                                         (1,656)    1,027
  Other operating assets and liabilities, net              193      (140)
Securities available for sale gains                         (4)        -
Investment securities gains                                  -        (4)
Net cash provided by (used in) operating activities      5,100    (2,577)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                     486       409
  Federal funds sold                                       (77)   (1,670)
  Securities purchased under resale agreements          (4,639)     (829)
  Securities borrowed                                     (915)   (1,605)
  Loans                                                  1,472     1,435
Securities available for sale:
  Purchases                                             (1,116)        -
  Maturities and other redemptions                         726         -
  Sales                                                  1,176         -
Investment securities:
  Purchases                                                  -    (2,317)
  Maturities and other redemptions                           -     2,199
  Sales                                                      -       136
Acquisitions of premises and equipment                     (41)      (34)
Other, net                                                  16        24
Net cash used in investing activities                   (2,912)   (2,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                              (2,920)   (2,245)
  Securities sold under repurchase agreements            1,979     3,902
  Other short-term borrowings                           (1,372)    2,913
Issuances of long-term debt                                512       460
Repayments of long-term debt                              (429)      (57)
Issuance of preferred stock of subsidiary                    -       247
Issuance of preferred stock                                196         -
Redemption of preferred stock                                -      (187)
Purchases of treasury stock                                (99)      (35)
Cash dividends paid                                        (78)      (71)
Other, net                                                  10         3
Net cash provided by (used in) financing activities     (2,201)    4,930
Net effect of exchange rate changes on cash                 38        21
NET INCREASE IN CASH AND DUE FROM BANKS                     25       122
Cash and due from banks, beginning of year               1,750     1,384
Cash and due from banks, end of period                 $ 1,775   $ 1,506

Interest paid                                             $913      $754

Income taxes paid, net                                     $70       $19

Noncash investing activities                               $57       $17

The accompanying notes are an integral part of the financial statements.

                   BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                                      (in millions)
                                       (unaudited)
                                              Three Months Ended
                                                   March 31,     Increase
                                                 1994       1993(Decrease)
INTEREST REVENUE
Interest-bearing deposits with banks           $   34     $   55     $(21)
Federal funds sold                                  2          5       (3)
Securities purchased under resale agreements       96         97       (1)
Securities borrowed                                30         36       (6)
Trading assets                                    760        505      255
Securities available for sale
  Taxable                                          61          -       61
  Exempt from federal income taxes                 21          -       21
Investment securities
  Taxable                                           -         84      (84)
  Exempt from federal income taxes                  -         14      (14)
Loans                                             207        225      (18)
Total interest revenue                          1,211      1,021      190
INTEREST EXPENSE
Deposits
  In domestic offices                              45         54       (9)
  In foreign offices                              153        196      (43)
Trading liabilities                               196         84      112
Securities sold under repurchase agreements       214        188       26
Other short-term borrowings                       174        142       32
Long-term debt                                     59         57        2
Total interest expense                            841        721      120
NET INTEREST REVENUE                           $  370     $  300     $ 70

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


Note 1 - Significant Accounting Policies

     The following change in the significant accounting policies of Bankers Trust New York Corporation (the "Parent Company") and its subsidiaries (collectively, the "Corporation" or the "Firm") was adopted effective January 1, 1994.

Offsetting of Amounts Related to Certain Contracts

     The Corporation adopted FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," effective January 1, 1994. The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities, except where such gains and losses arise from contracts covered by qualifying master netting agreements. It was the Corporation's former policy to record such unrealized gains and losses on a net basis on the balance sheet, which was in accordance with industry practice at that time. As the result of this adoption, at March 31, 1994 the Corporation's consolidated total assets and total liabilities each increased by $14 billion.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     The Corporation earned $164 million for the first quarter of 1994, or $1.90 primary earnings per share. In the first quarter of 1993, the Corporation earned $230 million before cumulative effects of accounting changes, or $2.64 primary earnings per share. Net income for the first quarter of 1993 was $155 million, or $1.75 primary earnings per share.

     Effective January 1, 1993, the Corporation adopted the new Statements of Financial Accounting Standards ("SFAS") for postretirement benefits other than pensions (SFAS 106) and postemployment benefits (SFAS 112). In adopting SFAS 106 and SFAS 112 the Corporation recorded charges to earnings of $100 million and $7 million, respectively, (or $70 million and $5 million, respectively, net of income taxes) in the first quarter of 1993 for the cumulative effects of these changes in accounting principles.


BUSINESS FUNCTIONS ANALYSIS

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

     The following table breaks down first quarter earnings on the basis of the Corporation's five business functions, which represent its core business activities and are an important tool for analyzing the results of operations. Detailed definitions of these categories, as well as a discussion of the methodology used to calculate their results, appear in the 1993 Annual Report on Form 10-K.

Business Functions Profitability
(Income Before Cumulative Effects of Accounting Changes - in millions)
                                                        First Quarter
                                                                 1994

Client Finance                                                   $ 43
Client Advisory                                                    30
Client Financial
 Risk Management                                                  114
Client Transaction
 Processing                                                        32
Trading and Positioning                                           (49)
Unallocated                                                        (6)
Total                                                            $164
/TABLE

     Client Finance - Client Finance income in the first quarter of 1994 was $43 million. This result was principally attributable to loan syndications and high yield bond underwritings, accompanied by a decrease in the credit cost related to the loan portfolio.

     Client Advisory - Client Advisory income was $30 million in the first quarter of 1994. The majority of products - particularly funds management products in Australia - contributed to this performance, as did the Corporation's Chilean insurance subsidiary, Consorcio Nacional de Seguros S.A. Performance-based funds management fees were somewhat down from 1993 levels.

     Client Financial Risk Management - Client Financial Risk Management was $114 million reflecting the continued demand from clients on a global basis for sophisticated risk management products.

     Client Transaction Processing - Client Transaction Processing income was $32 million in the first quarter of 1994. Processing volumes increased during the first quarter, continuing the 1993 trend. Profit margins in core cash management and securities custody and clearance activities improved as expenses were held relatively flat. The quarter also benefited from slightly higher earnings on balances generated in the business.

     Trading and Positioning - As previously stated in the Corporation's Annual Report on Form 10-K, difficult market conditions due to, among other things, the Federal Reserve Board's decision to raise short-term interest rates and the breakdown of U.S.-Japan trade talks, adversely affected certain of the Corporation's trading positions during the first quarter of 1994. The Corporation incurred a loss of $49 million, after all expenses, in Trading and Positioning.

REVENUE

     The table below shows net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                           Three Months Ended
                                                March 31,        Increase
                                               1994     1993    (Decrease)
NET INTEREST REVENUE (in millions)
Book basis                                     $370      $300         $70
Tax equivalent adjustment                        21        15           6
Fully taxable basis                            $391      $315         $76

AVERAGE BALANCES (in millions)
Interest-earning assets                     $81,037   $71,322     $ 9,715
Interest-bearing liabilities                 77,935    64,802      13,133
Earning assets financed by
 noninterest-bearing funds                  $ 3,102   $ 6,520     $(3,418)

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets               6.17%     5.89%        .28%
Cost of interest-bearing liabilities           4.38      4.51        (.13)
Interest rate spread                           1.79      1.38         .41
Contribution of noninterest-bearing funds       .17       .41        (.24)
Net interest margin                            1.96%     1.79%        .17%


     Net interest revenue for the first quarter of 1994 totaled $370 million, up $70 million, or 23 percent, from the first quarter of 1993. This increase was due primarily to higher trading-related net interest, reflecting a 14 percent increase in average interest-earning assets, most of which related to trading strategies.

     The Corporation views trading revenue and trading-related net interest revenue in combination, as quantified below (in millions):

                                                   Trading-
                                                    Related
                                                        Net
                                         Trading   Interest
                                         Revenue    Revenue     Total

First Quarter 1994                          $ 14       $177      $191

First Quarter 1993                          $346       $117      $463


     The $272 million decrease in this combined total from the first quarter of 1993 was primarily attributable to sharply lower revenue from proprietary trading and positioning activities. The main areas of reduced revenue were sovereign bond trading, foreign exchange trading and the trading of emerging markets debt and equity issues. Partially offsetting this decline was higher revenue from the Firm's client risk management activities.

     Shown below is a comparison of the components of noninterest revenue (in millions).

                                                Three Months Ended
                                                     March 31,    Increase
                                                    1994     1993(Decrease)
Trading                                             $ 14     $346    $(332)
Fiduciary and funds management                       188      159       29
Fees and commissions
  Corporate finance fees                             108       78       30
  Service charges on deposit accounts                 22       23       (1)
  Acceptances and letters of credit commissions11      12      (1)
  Other                                               41       34        7
Total fees and commissions                           182      147       35
Securities available for sale gains                    4        -        4
Investment securities gains                            -        4       (4)
Other noninterest revenue
  Insurance premiums                                  55       38       17
  Net revenue from equity investment transactions,
   including write-offs                               29       30       (1)
  Other                                               33       10       23
Total other noninterest revenue                      117       78       39
Total noninterest revenue                           $505     $734    $(229)


     Fiduciary and funds management revenue totaled a record $188 million for the first quarter, up $29 million, or 18 percent, from the same period last year. Continued growth in private banking assets under management contributed significantly to this increase. Increases were also recorded by most other business activities within this revenue category.

     Fees and commissions of $182 million increased by $35 million, or 24 percent, from the equivalent period in 1993. Of this increase, $30 million related to corporate finance fees, which rose 38 percent, to $108 million, led by increased loan syndication and debt underwriting activities.

     Other noninterest revenue totaled $117 million, up $39 million from the prior year's quarter. This increase was due to higher insurance premium revenue as well as increases in both equity in income of unconsolidated subsidiaries and gains on sales of other assets.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The Corporation recorded $21 million of net recoveries and no provision for credit losses in the first quarter of 1994. In the prior year's quarter, net charge-offs of $121 million and a provision for credit losses of $30 million were recognized. Refinancing country recoveries of $19 million were recorded in the first quarter of 1994, compared with $1 million of net recoveries in last year's first quarter. Nonrefinancing country net recoveries for the current quarter were $2 million, compared with net charge-offs of $122 million for the first quarter of 1993, which included a charge-off of $66 million which resulted from the sale of Mexican government Par Bonds, as well as $17 million of loans to highly leveraged borrowers and $7 million of real estate loans.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).


                                                      Three Months Ended
                                                           March 31,
                                                           1994     1993
Allowance for credit losses, January 1                   $1,324   $1,620
Net charge-offs
  Charge-offs                                                21      130
  Recoveries                                                 42        9
Total net charge-offs (recoveries) (1)                      (21)     121
Provision for credit losses                                   -       30
Allowance for credit losses, March 31                    $1,345   $1,529

(1) Components:
      Secured by real estate                               $ (2)    $  6
      Real estate related                                     -        1
      Highly leveraged                                       (9)      17
      Other                                                   9       98
      Refinancing country                                   (19)      (1)
Total                                                      $(21)    $121


     The allowance for credit losses, at $1.345 billion at March 31, 1994, was up $21 million from its level at December 31, 1993, due to net recoveries. The allowance was equal to 156 percent and 136 percent of total cash basis loans at March 31, 1994 and December 31, 1993, respectively. The Corporation believes that its allowance must be viewed in its entirety and therefore is available for potential credit losses in its entire portfolio, including loans, credit-related commitments, derivatives and other financial instruments.

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's portfolio.


EXPENSES

     Total noninterest expenses of $641 million decreased by $40 million from the first quarter of 1993. Incentive compensation and employee benefits expense decreased $109 million, or 40 percent, mostly due to lower bonus expense reflecting the reduced earnings. Salaries expense increased $12 million, or 7 percent, from the first quarter of 1993. The average number of employees increased by 5 percent versus the same period, to 13,649.

     All other expenses totaled $302 million for the quarter, up $57 million, or 23 percent, from last year's first quarter. Increases in the provision for policyholder benefits, minority interest, agency personnel fees and other real estate expense accounted for most of this increase.


INCOME TAXES

     Income tax expense for the first quarter of 1994 amounted to $70 million, compared with $93 million for the first quarter of 1993. The effective tax rate was 30 percent for the current quarter, compared with 29 percent in the first quarter of last year. The first quarter figure for 1993 excludes the income taxes included in the reported cumulative effects of accounting changes for SFAS 106 and SFAS 112.


EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts were computed by subtracting from the applicable earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing those amounts by the average number of common and common equivalent shares outstanding during the period.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price if it is higher than the average market price. At no time during the three month period ended March 31, 1994 and 1993 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):

                                                        Three Months Ended
                                                             March 31,
                                                           1994      1993

Earnings applicable to common stock:
  Income before cumulative effects of accounting changes   $159       $223
  Cumulative effects of accounting changes                    -        (75)
  Net income                                               $159       $148

Average number of common shares outstanding              80.313     82.940

Primary earnings per share
  Average number of common and common equivalent shares
   outstanding                                           83.665     84.581

Fully diluted earnings per share
  Average number of common and common equivalent shares
   outstanding - assuming full dilution                  83.665     84.789

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                       CONDENSED AVERAGE BALANCE SHEETS
                                                 (in millions)

                                           1st Qtr    4th Qtr  Increase
                                              1994       1993 (Decrease)
ASSETS
Interest-bearing deposits with banks      $  1,512    $ 2,042   $  (530)
Federal funds sold                             279        488      (209)
Securities purchased under resale
 agreements                                 12,866      8,791     4,075
Securities borrowed                          3,788      2,343     1,445
Trading assets                              43,007     41,942     1,065
Securities available for sale
  Taxable                                    5,294          -     5,294
  Exempt from federal income taxes           1,288          -     1,288
    Total securities available for sale      6,582          -     6,582
Investment securities
  Taxable                                        -      5,541    (5,541)
  Exempt from federal income taxes               -      1,030    (1,030)
     Total investment securities                 -      6,571    (6,571)
Loans                                       13,003     14,211    (1,208)
     Total interest-earning assets          81,037     76,388     4,649
Cash and due from banks                      2,020      1,971        49
Noninterest-earning trading assets          19,359      3,772    15,587
All other assets                             8,046      6,528     1,518
Allowance for credit losses                 (1,349)    (1,494)      145
     Total                                $109,113    $87,165   $21,948

LIABILITIES
Interest-bearing deposits
  In domestic offices                     $  7,065    $ 8,511   $(1,446)
  In foreign offices                        11,472     12,410      (938)
     Total interest-bearing deposits        18,537     20,921    (2,384)
Trading liabilities                         12,223      7,430     4,793
Securities sold under repurchase agreements 24,120     21,671     2,449
Other short-term borrowings                 17,361     14,504     2,857
Long-term debt                               5,694      5,450       244
     Total interest-bearing liabilities     77,935     69,976     7,959
Noninterest-bearing deposits                 4,154      3,932       222
Noninterest-bearing trading liabilities     15,358      1,694    13,664
All other liabilities                        6,814      6,883       (69)
     Total liabilities                     104,261     82,485    21,776

PREFERRED STOCK OF SUBSIDIARY                  250        250         -

STOCKHOLDERS' EQUITY
Preferred stock                                259        250         9
Common stockholders' equity                  4,343      4,180       163
     Total stockholders' equity              4,602      4,430       172
     Total                                $109,113    $87,165   $21,948

The condensed average balance sheets are presented on a different basis than the spot balance sheets, in that the various categories of interest-earning assets and interest-
bearing liabilities exclude certain noninterest-earning/bearing components included in the spot balance sheet captions.  These components are included in "all other assets" and
"all other liabilities" in the condensed average balance sheets.

     The Corporation's average total assets amounted to $109.1 billion for the first quarter of 1994, representing an increase of $21.9 billion, or 25 percent, from the fourth quarter of 1993. Noninterest-earning trading assets increased $15.6 billion due primarily to the adoption of FASB Interpretation No. 39, effective January 1, 1994. Average interest-earning assets increased $4.6 billion, however, due to the adoption of FASB Interpretation No. 39, the proportion of interest-earning assets to total assets decreased, from 88 percent to 74 percent. The increase in interest-earning assets was primarily due to increases in securities purchased under resale agreements (up $4.1 billion, or 46 percent) and securities borrowed (up $1.4 billion, or 62 percent). As a percentage of average total assets, interest-earning trading assets decreased from 48 percent to 39 percent in the first quarter of 1994, while loans decreased from 16 percent to 12 percent.

     Average total liabilities increased $21.8 billion, or 26 percent, from the fourth quarter of 1993. Noninterest-bearing trading liabilities increased $13.7 billion due primarily to the adoption of FASB Interpretation No. 39. Interest-bearing liabilities increased $8.0 billion, or 11 percent, from last year's fourth quarter. This increase was primarily attributable to higher levels of trading liabilities (up $4.8 billion, or 65 percent), other short-term borrowings (up $2.9 billion, or 20 percent) and securities sold under repurchase agreements (up $2.4 billion, or 11 percent) offset in part by a decrease in total interest-bearing deposits (down $2.4 billion, or 11 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities increased slightly to 53 percent, from 52 percent in the fourth quarter of 1993.


                  Trading Assets and Trading Liabilities

     The components of these accounts, which are carried at market value, were as follows (in millions):

                                              March 31,   December 31,
                                                  1994           1993
TRADING ASSETS
U.S. government and agency securities          $17,423        $19,648
Obligations of U.S. states and political subdivisions553          494
Foreign government securities                    8,600         13,229
Corporate debt securities                        5,365          5,565
Equity securities                                3,843          3,804
Bankers acceptances and certificates of deposit  1,294          2,178
Swaps, options and other derivative contracts (1)15,575           732
Other                                            3,520          2,626
Total trading assets                           $56,173        $48,276

TRADING LIABILITIES
Securities sold, not yet purchased
  U.S. government and agency securities        $ 6,020         $4,023
  Foreign government securities                  1,570          3,099
  Corporate debt securities                      1,026              -
  Equity securities                              1,892          1,644
  Other                                            157            583
Swaps, options and other derivative contracts (1)12,340             -
Total trading liabilities                      $23,005         $9,349

(1) Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with FASB Interpretation No. 39, at March 31, 1994.
At December 31, 1993, prior to the adoption of FASB Interpretation No. 39, the
Corporation's policy was to record the unrealized gains and losses on these contracts on a net basis.


                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions):

                                              March 31,   December 31,
                                                  1994           1993
Fair value                                      $5,791         $7,073
Amortized cost                                   5,585          6,898
Excess of fair value over amortized cost (1)    $  206         $  175

(1) Components:
      Unrealized gains                            $279          $ 308
      Unrealized losses                            (73)          (133)
                                                  $206          $ 175

                              Long-term Debt

     During the first quarter of 1994, the Corporation obtained $512 million of cash proceeds from the issuances of long-term debt and repaid $429 million of long-term debt. The larger of these debt issuances and redemptions were as follows (in millions):

                                                 Face Amount
                                          Issuances       Redemptions

Parent Company
10.20% Subordinated Debentures due March 1999                    $145

Bankers Trust Company
5-3/8% Notes due February 1994                                   $200

BT Securities Corporation
Senior Subordinated Floating Rate Notes due 1997$200


                         Preferred Stock Issuance

     On March 28, 1994, the Parent Company issued $200 million, or 8 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series Q (Liquidation Preference - $2,500 per share) ("Series Q"). At the option of the Parent Company, the Series Q may be redeemed, in whole or in part, on or after March 1, 1999, at $2,500 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

     Dividends on the Series Q are cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year. The dividend rate is determined by a formula that considers the interest rates of selected short- and long-term U.S. Treasury securities at the time the rate is set. In no event will the dividend rate be less than 4 1/2 percent per annum.

     A more detailed description of the terms of the Series Q is contained in the Prospectus, as supplemented, which was filed with the Securities and Exchange Commission.

END-USER DERIVATIVES

     The Corporation, as an end user, utilizes various types of derivative products (principally interest rate swaps) to manage the interest rate, currency and other market risks associated with liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt as well as investments in non-marketable equity instruments and net investments in foreign entities. End-user derivative products are accounted for on an accrual basis, that is, revenue or expense pertaining to management of interest rate exposure is recognized over the life of the contract as an adjustment to interest revenue or expense.

     At December 31, 1993, the Corporation had reported net unrealized gains applicable to end-user derivatives of $215 million. At March 31, 1994, due to significant increases in interest rates, the fair value of end-user derivatives had decreased by approximately $466 million. This decline in fair value was more than offset by a reduction in the fair value of the Corporation's related liabilities (interest-bearing deposits, other short-term borrowings and long-term debt). The change in the fair value of the applicable assets and liabilities favorably offset the decline in the value of the related end-user derivatives by approximately $33 million.

     The following table provides the gross gains and gross losses not yet recognized in the financial statements for end-user derivatives applicable to certain hedged assets and liabilities (in millions):

                                                      Other
                                                      short-
                                           Interest-   term  Long-
                                    Other   bearing  borrow- term
Quarter Ended March 31, 1994       assets  deposits    ings  debt   Total
Interest Rate Swap
  Pay Variable Unrealized Gain         $-     $  97   $  16 $ 119   $ 232
  Pay Variable Unrealized (Loss)        -       (49)   (185) (129)   (363)
  Pay Variable Net                      -        48    (169)  (10)   (131)
  Pay Fixed Unrealized Gain             -        28       -    16      44
  Pay Fixed Unrealized (Loss)           -       (95)     (1)  (61)   (157)
  Pay Fixed Net                         -       (67)     (1)  (45)   (113)
  Total Unrealized Gain                 -       125      16   135     276
  Total Unrealized (Loss)               -      (144)   (186) (190)   (520)
  Total Net                            $-     $ (19)  $(170)$ (55)  $(244)

Currency Swap
  Unrealized Gain                      $2       $ 3     $ 3   $34     $42
  Unrealized (Loss)                     -        (1)     (1)   (2)     (4)
  Net                                  $2       $ 2     $ 2   $32     $38

Equity Swap/Collar
  Unrealized Gain                    $ 12        $-      $-    $-    $ 12
  Unrealized (Loss)                   (57)        -       -     -     (57)
  Net                                $(45)       $-      $-    $-    $(45)

Total Unrealized Gain                $ 14     $ 128   $  19 $ 169   $ 330
Total Unrealized (Loss)               (57)     (145)   (187) (192)   (581)
Total Net                            $(43)    $ (17)  $(168)$ (23)  $(251)
/TABLE

     Derivatives which are used to manage the risks associated with securities available for sale are carried at fair value. The unrealized gains and unrealized losses on derivatives included in securities available for sale amounted to $9 million and $52 million, respectively, at March 31, 1994, with the corresponding offset to securities valuation allowance in stockholders' equity.

     For pay variable and pay fixed interest rate swaps entered into as end user, the weighted average receive rate and weighted average pay rate by maturity and corresponding notional amounts at March 31, 1994 were as follows ($ in millions):



Notional
Amount               Paying Variable(1)    Paying Fixed
Maturing           Notional Receive   Pay Notional Receive  Pay   Total
In:                  Amount    Rate  Rate   Amount    Rate Rate  Notional

1994                $ 8,319    3.45% 3.66%  $2,200    3.56%5.17%  $10,519

1995-1996             9,530    4.63  3.59    2,893    3.61 5.98    12,423

1997-1998             3,123    5.08  3.38      890    3.02 5.93     4,013

1999 and thereafter   4,295    6.08  3.59    1,360    3.76 8.09     5,655
Total               $25,267                 $7,343                $32,610

(1) Variable rates were those in effect at March 31, 1994.

REGULATORY CAPITAL

     The Federal Reserve Board's capital adequacy guidelines mandate that minimum ratios ("FRB Minimum Regulatory Guidelines") be maintained by bank holding companies and banks. The Corporation's 1993 Annual Report on Form 10-K, on page 39, provides a detailed discussion of both these regulatory capital guidelines and the federal bank regulations regarding capital tiers under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for the Corporation's bank subsidiaries.

     Based on their respective regulatory capital ratios at March 31, 1994, both Bankers Trust Company ("BTCo.") and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     The table below indicates the regulatory capital ratios of the Corporation and BTCo. and the minimum regulatory guidelines.


                                                                FRB
                                                              Minimum
                                    March 31,  December 31,  Regulatory
                                        1994          1993   Guidelines
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                        8.89%         8.50%     4.0%
  Total Capital                        14.66%        14.46%     8.0%
Leverage Ratio                          5.39%         6.28%     3.0%

BTCo.
Risk-Based Ratios
  Tier 1 Capital                        9.98%         9.38%     4.0%
  Total Capital                        13.48%        12.96%     8.0%
Leverage Ratio                          5.68%         6.01%     3.0%



     The following were the essential components of the Corporation's risk-based capital ratios (in millions):

                                            March 31, December 31,
                                                1994         1993

Tier 1 Capital                                $4,441       $4,072
Tier 2 Capital                                 2,884        2,859
Total Capital                                 $7,325       $6,931

Total risk-weighted assets                   $49,963      $47,916

     During the first quarter of 1994, the Corporation's Tier 1 Capital ratio increased by 39 basis points and the Total Capital ratio improved by 20 basis points. The Leverage Ratio decreased by 89 basis points as a result of a 27 percent increase in quarterly average total assets, primarily due to the adoption of FASB Interpretation No. 39. The $369 million increase in Tier 1 Capital was primarily attributable to the issuance of Series Q Preferred Stock, the inclusion of net deferred tax assets which are permissible for regulatory capital, as well as the retention of earnings. The Corporation's total risk-weighted assets at March 31, 1994 were $2.047 billion higher than at year-end 1993.


LIQUIDITY

     Liquidity management at the Corporation focuses on both asset liquidity and liability management. Enhancing asset liquidity remains a particularly important element of its liquidity management philosophy. At the same time, management is continually seeking opportunities to further diversify the Corporation's funding sources.

     Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets and securities available for sale. At March 31, 1994, the Corporation's liquid assets amounted to $83.3 billion, or 79 percent of gross total assets, compared with 77 percent at December 31, 1993.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 5.

     Cash and due from banks increased $25 million during the first quarter of 1994, as the sum of net cash used in investing and financing activities exceeded the net cash provided by operating activities. Within the investing activities category, cash outflows from a net increase in securities purchased under resale agreements ($4.6 billion) and purchases of securities available for sale ($1.1 billion) were offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($1.9 billion) and a net decrease in loans ($1.5 billion). The $2.2 billion of net cash used in financing activities resulted from net decreases of $2.9 billion in deposits and $1.4 billion in other short-term borrowings, partially offset by a $2.0 billion net increase in securities sold under repurchase agreements. The $5.1 billion of net cash provided by operating activities primarily resulted from a $13.6 billion net increase in trading liabilities offset in part by cash outflows from a $7.1 billion net increase in trading assets and a $1.7 billion net change in receivables and payables from securities transactions.

     For the quarter ended March 31, 1993, cash and due from banks increased $122 million, as net cash provided by financing activities exceeded the sum of net cash used in operating and investing activities. The $4.9 billion of net cash provided by financing activities primarily resulted from net increases in securities sold under repurchase agreements ($3.9 billion) and other short-term borrowings ($2.9 billion), offset in part by a net decrease in deposits ($2.2 billion). The $2.6 billion of net cash used in operating activities primarily resulted from $2.9 billion of net cash outflows from changes in operating assets and liabilities and by $321 million of earnings adjusted for noncash charges and credits. Within the investing activities category, cash outflows from purchases of investment securities ($2.3 billion), net changes in federal funds sold ($1.7 billion), securities borrowed ($1.6 billion) and securities purchased under resale agreements ($829 million) were offset in part by cash inflows from sales, maturities and other redemptions of investment securities ($2.3 billion) and the net change in loans ($1.4 billion).


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at March 31, 1994 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading account assets and securities sold, not yet purchased are assumed to reprice within three months.

     Since the interest rate gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Corporation's interest rate view in subsequent periods. Active management dictates that longer term economic views are balanced against prospects of short-term interest rate changes in all repricing intervals.

By Repricing Interval                                         Non-
                                                         interest-
                                Within         1 - 5 After bearing
(in billions) March 31, 1994    1 year     years   5 years   funds   Total
Assets                          $ 70.8     $ 2.0     $ 2.4  $ 28.5  $103.7
Liabilities, preferred stock
 of subsidiary and preferred
 stock                           (69.2)     (3.2)     (1.9)  (25.1)  (99.4)
Common stockholders' equity          -         -         -    (4.3)   (4.3)
Effect of off-balance sheet
 hedging instruments              (1.3)       .8        .5       -       -
Interest rate sensitivity gap   $   .3     $ (.4)    $ 1.0  $  (.9) $    -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                  March 31, December 31,
                                                      1994         1993
CASH BASIS LOANS (NONREFINANCING COUNTRY)
  Domestic
    Commercial and industrial                         $219         $285
    Secured by real estate                             321          306
    Financial institutions                              24           30
Total domestic                                         564          621
  International
    Commercial and industrial                           93           84
    Secured by real estate                             141          149
    Other                                                2            2
Total international                                    236          235
Total cash basis loans (nonrefinancing country)        800          856

CASH BASIS LOANS (REFINANCING COUNTRY)
  International                                         62          118
Total cash basis loans                                $862         $974

Ratio of cash basis loans to total loans               6.3%         6.4%

Ratio of allowance for credit losses to cash
 basis loans                                           156%         136%

RENEGOTIATED LOANS
Highly leveraged                                       $ 5          $ 6
Secured by real estate                                  14           14
Other nonrefinancing country                             1            1
Total renegotiated loans                               $20          $21

Other real estate                                     $283         $287

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                    $ 85         $ 85
Nonperforming derivative contracts                      16           16
Total other nonperforming assets                      $101         $101

Loans 90 days or more past due and still
 accruing interest                                     $23          $40

     An analysis of the changes in the Corporation's total cash basis loans during the first quarter of 1994 follows (in millions).

Balance, December 31, 1993                                         $974
Net transfers from accrual status                                    53
Net paydowns                                                        (43)
Charge-offs                                                         (19)
Transfers to other real estate                                       (9)
Loan sales                                                          (39)
Other                                                               (55)
Balance, March 31, 1994                                            $862


     The Corporation's total cash basis loans amounted to $862 million at March 31, 1994, down $112 million, or 11 percent, from December 31, 1993. Nonrefinancing and refinancing country cash basis loans each decreased by $56 million during the first quarter of 1994.

     Within total nonrefinancing country cash basis loans were loans secured by real estate of $462 million and $455 million at March 31, 1994 and December 31, 1993, respectively. Also within nonrefinancing country cash basis loans, loans to highly leveraged borrowers (mainly included within the domestic commercial and industrial category in the table on page
25) decreased by $31 million, to $162 million, during the first quarter of 1994. Other real estate decreased by $4 million during the same period.

     Although total nonperforming assets have decreased for nine consecutive quarters, in view of current economic conditions, no assurance can be given that the level of cash basis real estate loans and other real estate will not increase during the remainder of 1994.

     The following table sets forth the approximate effect on interest revenue of cash basis loans and renegotiated loans. This disclosure reflects the interest on loans which were carried on the balance sheet and classified as either cash basis or renegotiated at March 31 of each year. The rates used in determining the gross amount of interest that would have been recorded at the original rate were not necessarily representative of current market rates.


                                                       Three Months Ended
                                                            March 31,
(in millions)                                             1994       1993
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                          $11        $18
  Less, interest, net of reversals, recognized
   in interest revenue                                       1          2
Reduction of interest revenue                               10         16
International Loans
  Gross amount of interest that would have
   been recorded at original rate                            5         15
  Less, interest, net of reversals, recognized
   in interest revenue                                       3         20
Reduction of (Increase in) interest revenue                  2         (5)
Total reduction of interest revenue                        $12        $11

HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow are generally based on the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1993 Annual Report on Form 10-K, on page 45, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                     March 31,December 31,
(in millions)                                            1994            1993
Loans
  Senior debt                                            $825      $1,314
  Subordinated debt                                       134         126
Total loans                                              $959      $1,440

Unfunded commitments
  Commitments to lend                                    $348        $603
  Letters of credit                                       194         201
Total unfunded commitments                               $542        $804

Equity investments                                       $508        $477

Commitments to invest                                    $140        $127

     The Corporation's outstanding loans were to 85 separate borrowers in 34 separate industry groups at March 31, 1994, compared to 105 separate borrowers in 35 separate industry groups at December 31, 1993. Broadcasting, at 10.85 percent, was the only industry concentration which exceeded 10 percent of total HLT loans outstanding at March 31, 1994.

     In addition to the amounts shown in the table above, at March 31, 1994, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $1.1 billion (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first quarter of 1994, the Corporation originated $329 million of HLT commitments, of which $197 million were sold, syndicated or participated, on a non-recourse basis.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at March 31, 1994 was less than $12 million. However, at March 31, 1994, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 7 separate highly leveraged borrowers.

     At March 31, 1994, $162 million of the HLT loan portfolio was on a cash basis and $5 million was classified as renegotiated. In addition, $38 million of the equity investments in HLT companies represented assets acquired in settlement of indebtedness, which are reported as other nonperforming assets. Net recoveries of $9 million of HLT loans were recorded in the first quarter of 1994. In addition, the Corporation recorded a net gain of $9 million in connection with its equity investments in highly leveraged companies during the first quarter of 1994.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $39 million during the first quarter of 1994 and that as of March 31, 1994, approximately $16 million of fees were deferred and will be recognized as future revenue.

     During the first quarter of 1994, the Corporation transferred approximately $238 million of outstanding loans to highly leveraged borrowers from its loan portfolio to trading. The transferred loans were carried at market value upon transfer to trading. None of the loans was classified as a nonperforming asset at the time of transfer. Accordingly, subsequent to transfer these loans have been excluded from the Corporation's HLT outstandings at March 31, 1994 as reported above. No significant impact on earnings was recorded as a result of this transfer.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Stockholders was held on April 19, 1994.

  (b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

  (c) The following are the voting results on each of the matters which were submitted to the stockholders:

                                          Against
                                            or                     Broker
                                For      Withheld     Abstain    Non-Votes

   Election of Directors
   George B. Beitzel         72,405,762    762,639
   William R. Howell         72,407,289    761,112
   Jon M. Huntsman           72,410,245    758,156
   Vernon E. Jordan, Jr.     72,358,906    809,495
   Hamish Maxwell            72,402,608    765,793
   Donald F. McCullough      72,367,362    801,039
   N. J. Nicholas Jr.        72,404,740    763,661
   Russell E. Palmer         72,408,015    760,386
   Didier Pineau-Valencienne 72,366,465    801,936
   Charles S. Sanford, Jr.   72,405,392    763,009
   Eugene B. Shanks, Jr.     72,409,356    759,045
   Patricia C. Stewart       72,402,033    766,368
   George J. Vojta           72,407,809    760,592

    Resolutions
   . To ratify the appointment of
     Ernst & Young as independent
     auditor for 1994.       72,782,642    176,956     208,803

   . To approve the 1994 Stock
     Option and Stock Award Plan.51,040,92316,857,729  444,496   4,825,253

   . To approve the Incentive Bonus
     Plan for Corporate Officers.67,633,9813,039,133   493,087   2,002,200

   . To provide for cumulative
     voting in the election of
     directors.              14,843,303 53,259,653     307,856   4,757,589

   . To not make any new loans
     or renew any old loans to
     corporations which have
     changed their Annual Meeting
     dates to conflict with those
     of other major corporations.1,092,34866,179,702 1,133,962   4,762,389




        The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated March 15, 1994 previously filed with the Commission and incorporated herein by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            (4) Instruments Defining the Rights of Security Holders,
                 Including Indentures

                   (v) - The Corporation hereby agrees to furnish to the
                         Commission, upon request, a copy of any instru-ments defining the rights of holders of long-term debt issued by Bankers Trust New York Corporation or its subsidiaries.

           (12) Statement re Computation of Ratios

           (99) Additional Exhibits

                  Proxy Statement dated March 15, 1994 - Notice of Annual Meeting of Bankers Trust New York Corporation on
                  April 19, 1994 - Previously filed with the Commission.

      (b) Reports on Form 8-K - Bankers Trust New York Corporation filed two reports on Form 8-K during the quarter ended March 31, 1994.

         - The report dated January 20, 1994 filed the Corporation's
            Press Release dated January 20, 1994, which announced earnings for the quarter and year ended December 31, 1993.

         - The report dated March 21, 1994 filed an underwriting agreement covering the issuance and sale by Bankers Trust New York Corporation of 8,000,000 Depositary Shares, each representing a one-hundredth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series Q and various other exhibits related to the issuance.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 1994.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   By: GEOFFREY M. FLETCHER
                                       Geoffrey M. Fletcher
                                       Senior Vice President and
                                       Principal Accounting Officer

                     BANKERS TRUST NEW YORK CORPORATION
                                  FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 1994

                                EXHIBIT INDEX






 (4) Instruments Defining the Rights of Security
      Holders, Including Indentures

       (v) - Long-Term Debt Indentures                       (a)

(12) Statement re Computation of Ratios

       (a) - Computation of Consolidated Ratios of
             Earnings to Fixed Charges

       (b) - Computation of Consolidated Ratios of
             Earnings to Combined Fixed Charges and
             Preferred Stock Dividend Requirements

























[FN]
(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust New York Corporation or its subsidiaries.