Form 10-Q
period 1994-06-30
BANKERS TRUST NEW YORK CORP
filed 1994-08-12
CIK 9749

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1994
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


         Yes  X                                     No



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1994: Common Stock, $1 par value, 78,965,275 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                         JUNE 30, 1994 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended June 30, 1994 and 1993               2
              Six Months Ended June 30, 1994 and 1993                 3

            Consolidated Balance Sheet
              At June 30, 1994 and December 31, 1993                  4

            Consolidated Statement of Changes in Stockholders'
             Equity
              Six Months Ended June 30, 1994 and 1993                 5

            Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1994 and 1993                 6

            Consolidated Schedule of Net Interest Revenue
              Three Months and Six Months Ended
               June 30, 1994 and 1993                                 7

       In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature, except for the cumulative effects of accounting changes for postretirement and postemployment benefits (recorded in the first quarter of 1993). The results of operations for the three months and six months ended June 30, 1994 are not necessarily indicative of the results of operations for the full year or any other interim period.

       The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1993
  Annual Report as supplemented by the first quarter 1994
  Form 10-Q.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

PART II.  OTHER INFORMATION

  Item 5. Other Information                                          31

  Item 6. Exhibits and Reports on Form 8-K                           31

SIGNATURE                                                            32

PART I. FINANCIAL INFORMATION

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                 Increase
THREE MONTHS ENDED JUNE 30,                      1994      1993 (Decrease)
NET INTEREST REVENUE
Interest revenue                               $1,255    $1,067     $ 188
Interest expense                                  946       768       178
Net interest revenue                              309       299        10
Provision for credit losses                         -        23       (23)
Net interest revenue after provision
 for credit losses                                309       276        33
NONINTEREST REVENUE
Trading                                           124       405      (281)
Fiduciary and funds management                    187       176        11
Fees and commissions                              195       173        22
Securities available for sale gains                19         -        19
Investment securities gains                         -         8        (8)
Other                                             112        70        42
Total noninterest revenue                         637       832      (195)
NONINTEREST EXPENSES
Salaries                                          189       167        22
Incentive compensation and employee benefits      202       313      (111)
Occupancy, net                                     38        39        (1)
Furniture and equipment                            37        34         3
Other                                             222       196        26
Total noninterest expenses                        688       749       (61)
Income before income taxes                        258       359      (101)
Income taxes                                       77       108       (31)

NET INCOME                                     $  181    $  251    $  (70)

NET INCOME APPLICABLE TO COMMON STOCK          $  172    $  246    $  (74)

EARNINGS PER COMMON SHARE:
  PRIMARY                                       $2.09     $2.90     $(.81)

  FULLY DILUTED                                 $2.09     $2.90     $(.81)

Cash dividends declared per common share         $.90      $.78      $.12


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                 Increase
SIX MONTHS ENDED JUNE 30,                        1994      1993 (Decrease)
NET INTEREST REVENUE
Interest revenue                               $2,466    $2,088     $ 378
Interest expense                                1,787     1,489       298
Net interest revenue                              679       599        80
Provision for credit losses                         -        53       (53)
Net interest revenue after provision
 for credit losses                                679       546       133
NONINTEREST REVENUE
Trading                                           138       751      (613)
Fiduciary and funds management                    375       335        40
Fees and commissions                              377       320        57
Securities available for sale gains                23         -        23
Investment securities gains                         -        12       (12)
Other                                             229       148        81
Total noninterest revenue                       1,142     1,566      (424)
NONINTEREST EXPENSES
Salaries                                          366       332        34
Incentive compensation and employee benefits      364       584      (220)
Occupancy, net                                     75        74         1
Furniture and equipment                            76        68         8
Other                                             448       372        76
Total noninterest expenses                      1,329     1,430      (101)
Income before income taxes and
 cumulative effects of accounting changes         492       682      (190)
Income taxes                                      147       201       (54)
INCOME BEFORE CUMULATIVE EFFECTS OF
 ACCOUNTING CHANGES                               345       481      (136)
Cumulative effects of accounting changes            -       (75)       75

NET INCOME                                     $  345    $  406     $ (61)

NET INCOME APPLICABLE TO COMMON STOCK          $  331    $  394     $ (63)

PRIMARY EARNINGS PER COMMON SHARE:
  Income before cumulative effects of
   accounting changes                           $3.99     $5.54    $(1.55)
  Cumulative effects of accounting changes          -      (.89)      .89
  Net income                                    $3.99     $4.65    $ (.66)

FULLY DILUTED EARNINGS PER COMMON SHARE:
  Income before cumulative effects of
   accounting changes                           $3.99     $5.53    $(1.54)
  Cumulative effects of accounting changes          -      (.89)      .89
  Net income                                    $3.99     $4.64    $ (.65)

Cash dividends declared per common share        $1.80     $1.56      $.24

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)
                                (unaudited)

                                                    June 30,  December 31,
                                                       1994          1993
ASSETS
Cash and due from banks                            $  2,662       $ 1,750
Interest-bearing deposits with banks                  1,579         1,638
Federal funds sold                                    1,574           361
Securities purchased under resale agreements         12,257         9,567
Securities borrowed                                   5,396         2,937
Trading assets                                       54,669        48,276
Securities available for sale                         6,961         7,073
Loans                                                13,223        15,200
Allowance for credit losses                          (1,340)       (1,324)
Premises and equipment, net                             763           719
Due from customers on acceptances                       401           455
Accounts receivable and accrued interest              2,367         2,561
Other assets                                          3,127         2,869
Total                                              $103,639       $92,082

LIABILITIES
Deposits
  Noninterest-bearing
    In domestic offices                            $  3,080       $ 3,185
    In foreign offices                                  612           707
  Interest-bearing
    In domestic offices                               5,671         7,120
    In foreign offices                               11,099        11,764
Total deposits                                       20,462        22,776
Trading liabilities                                  25,151         9,349
Securities sold under repurchase agreements          21,509        23,834
Other short-term borrowings                          19,188        18,992
Acceptances outstanding                                 402           455
Accounts payable and accrued expenses                 3,656         3,771
Other liabilities                                     2,646         2,524
Long-term debt                                        5,582         5,597
Total liabilities                                    98,596        87,298

PREFERRED STOCK OF SUBSIDIARY                           250           250

STOCKHOLDERS' EQUITY
Preferred stock                                         450           250
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84            84
Capital surplus                                       1,319         1,321
Retained earnings                                     3,404         3,226
Common stock in treasury, at cost:
 1994, 4,714,603 shares;
 1993, 3,076,439 shares                                (358)         (233)
Other                                                  (106)         (114)
Total stockholders' equity                            4,793         4,534
Total                                              $103,639       $92,082

                       BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (in millions)
                                           (unaudited)

SIX MONTHS ENDED JUNE 30,                                  1994      1993
PREFERRED STOCK
Balance, January 1                                       $  250    $  500
Issuance of Adjustable Rate Cumulative Preferred Stock,
 Series Q                                                   200         -
Redemption of Money Market Cumulative Preferred Stock,
 Series E, F, G and H                                         -      (250)
Balance, June 30                                            450       250
COMMON STOCK
Balance, January 1 and June 30                               84        84
CAPITAL SURPLUS
Balance, January 1                                        1,321     1,306
Preferred stock issuance costs                               (4)        -
Common stock distributed under employee
 benefit plans                                                2         7
Balance, June 30                                          1,319     1,313
RETAINED EARNINGS
Balance, January 1                                        3,226     2,552
Net income                                                  345       406
Cash dividends declared
  Preferred stock                                           (13)      (12)
  Common stock                                             (143)     (129)
Treasury stock distributed under employee benefit plans     (11)      (16)
Balance, June 30                                          3,404     2,801
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                         (233)      (52)
Purchases of stock                                         (156)     (106)
Restricted stock granted, net                                 6         2
Treasury stock distributed under employee benefit plans      25        59
Balance, June 30                                           (358)      (97)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                          143        53
Deferred stock awards granted, net                           35        60
Deferred stock distributed                                    -        (1)
Balance, June 30                                            178       112
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                          (47)      (54)
Deferred stock awards granted, net                          (36)      (60)
Restricted stock granted, net                                (5)       (2)
Amortization of deferred compensation, net                   31        44
Balance, June 30                                            (57)      (72)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                         (319)     (288)
Translation adjustments                                     (46)      (15)
Income taxes applicable to translation adjustments           42        (7)
Balance, June 30                                           (323)     (310)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                          109        20
Change in unrealized net gains, after applicable
 income taxes and minority interest                         (13)      (15)
Balance, June 30                                             96         5

TOTAL STOCKHOLDERS' EQUITY, JUNE 30                      $4,793    $4,086

                   BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (in millions)
                                       (unaudited)

SIX MONTHS ENDED JUNE 30,                                 1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $   345  $    406
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Cumulative effects of accounting changes                   -        75
  Provision for credit losses                                -        53
  Provision for policyholder benefits                      107        73
  Deferred income taxes                                    (74)      (23)
  Depreciation and amortization of premises
   and equipment                                            60        50
  Other, net                                               (69)       32
    Earnings adjusted for noncash charges and credits      369       666
Net change in:
  Trading assets                                        (5,615)  (10,070)
  Trading liabilities                                   15,577     1,499
  Receivables and payables from securities
   transactions                                           (330)    1,571
  Other operating assets and liabilities, net              401       425
Securities available for sale gains                        (23)        -
Investment securities gains                                  -       (12)
Net cash provided by (used in) operating activities     10,379    (5,921)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                      32       836
  Federal funds sold                                    (1,212)      438
  Securities purchased under resale agreements          (2,683)   (1,841)
  Securities borrowed                                   (2,459)     (551)
  Loans                                                  1,892       916
Securities available for sale:
  Purchases                                             (3,352)        -
  Maturities and other redemptions                       1,723         -
  Sales                                                  1,307         -
Investment securities:
  Purchases                                                  -    (5,403)
  Maturities and other redemptions                           -     3,890
  Sales                                                      -       315
Acquisitions of premises and equipment                    (100)      (89)
Other, net                                                   4        (5)
Net cash used in investing activities                   (4,848)   (1,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                              (2,821)     (478)
  Securities sold under repurchase agreements           (2,378)    7,611
  Other short-term borrowings                              670       281
Issuances of long-term debt                                916       790
Repayments of long-term debt                              (958)     (407)
Issuance of preferred stock of subsidiary                    -       247
Issuance of preferred stock                                196         -
Redemption of preferred stock                                -      (250)
Purchases of treasury stock                               (156)     (106)
Cash dividends paid                                       (157)     (142)
Other, net                                                  17       125
Net cash provided by (used in) financing activities     (4,671)    7,671
Net effect of exchange rate changes on cash                 52        16
NET INCREASE IN CASH AND DUE FROM BANKS                    912       272
Cash and due from banks, beginning of year               1,750     1,384
Cash and due from banks, end of period                 $ 2,662  $  1,656

Interest paid                                           $1,756    $1,494

Income taxes paid, net                                    $156       $98

Noncash investing activities                              $120       $95

Noncash financing activities                                $6        $-

                   BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                                      (in millions)
                                       (unaudited)
                                    Three Months Ended  Six Months Ended
                                         June 30,           June 30,
                                       1994      1993       1994     1993
INTEREST REVENUE
Interest-bearing deposits
 with banks                          $   24    $   61     $   58   $  116
Federal funds sold                        4         4          6        9
Securities purchased under
 resale agreements                      108       112        204      209
Securities borrowed                      43        45         73       81
Trading assets                          761       538      1,521    1,043
Securities available for sale
  Taxable                                64         -        125        -
  Exempt from federal income taxes       22         -         43        -
Investment securities
  Taxable                                 -        84          -      168
  Exempt from federal income taxes        -        17          -       31
Loans                                   229       206        436      431
Total interest revenue                1,255     1,067      2,466    2,088
INTEREST EXPENSE
Deposits
  In domestic offices                    62        54        107      108
  In foreign offices                    149       192        302      388
Trading liabilities                     237        87        433      171
Securities sold under repurchase
 agreements                             234       239        448      427
Other short-term borrowings             204       137        378      279
Long-term debt                           60        59        119      116
Total interest expense                  946       768      1,787    1,489
NET INTEREST REVENUE                 $  309    $  299     $  679   $  599

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $181 million for the quarter ended June 30, 1994, or $2.09 primary earnings per share. In the second quarter of 1993, the Corporation earned $251 million, or $2.90 primary earnings per share.

     For the first six months of 1994, net income was $345 million, or $3.99 primary earnings per share. For the six months ended June 30, 1993, income before cumulative effects of accounting changes was $481 million, or $5.54 primary earnings per share.

     On January 1, 1994, the Corporation adopted FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities, except where such gains and losses arise from contracts covered by qualifying master netting agreements. It was the Corporation's former policy to record such unrealized gains and losses on a net basis on the balance sheet. As the result of this adoption, at June 30, 1994 the Corporation's consolidated total assets and total liabilities each increased by approximately $14 billion. Effective January 1, 1993, the Corporation adopted Statements of Financial Accounting Standards ("SFAS") for postretirement benefits other than pensions (SFAS 106) and postemployment benefits (SFAS 112). In adopting SFAS 106 and SFAS 112 the Corporation recorded charges to earnings of $100 million and $7 million, respectively, (or $70 million and $5 million, respectively, net of income taxes) in the first quarter of 1993 for the cumulative effects of these changes in accounting principles.


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

     The following table breaks down earnings on the basis of the Corporation's five business functions, which represent its core business activities and are an important tool for analyzing the results of operations. Detailed definitions of these categories, as well as a discussion of the methodology used to calculate their results, appear in the 1993 Annual Report on Form 10-K.

Business Functions Profitability
(Income Before Cumulative Effects of Accounting Changes - in millions)

                         Second   First
                           Qtr.    Qtr. Increase  Six Months   Increase
                           1994    1994(Decrease) 1994   1993 (Decrease)

Client Finance             $ 36    $ 43    $ (7)  $ 79   $ 30    $  49
Client Advisory              23      30      (7)    53     37       16
Client Financial Risk
 Management                  50     114     (64)   164    161        3
Client Transaction
 Processing                  26      32      (6)    58     37       21
Trading and Positioning      52     (49)    101      3    226     (223)
Unallocated                  (6)     (6)      -    (12)   (10)      (2)
Total                      $181    $164    $ 17   $345   $481    $(136)


     Client Finance - Client Finance income in the second quarter of 1994 was $36 million, a $7 million decrease from the strong first quarter results of $43 million. Income for the first half of 1994 rose to $79 million, more than double the results from the comparable half-year period in 1993. The first half growth was principally attributable to strong performance in loan syndications and high yield bond underwritings, accompanied by a decrease in the credit cost related to the loan portfolio.

     Client Advisory - Client Advisory income declined $7 million in the second quarter of 1994, to $23 million. Income rose over 40 percent in the first half of 1994, to $53 million, versus the comparable half-year period in 1993 as the majority of products earned higher revenue, led by funds management products in Australia. Additionally, both the private banking and core investment management areas also experienced improved revenue performance, offset by increased staffing costs. Performance-based funds management fees were down during the second quarter relative to both the first quarter and comparable 1993 periods. This function also produced improved results at the Corporation's Chilean insurance subsidiary, Consorcio Nacional de Seguros S.A., compared to the prior year's results.

     Client Financial Risk Management - Client Financial Risk Management income during the second quarter of 1994 slowed by 56 percent to $50 million, compared to the record results achieved in the first quarter, reflecting the generally adverse conditions and uncertain outlook prevailing in the United States and European markets, which tended to curtail client demand in those markets for risk management products. Income during the first half of 1994 was $164 million, just above the results achieved in the comparable half-year period in 1993. Results by product were all generally comparable with 1993 levels. The demand for risk management products during this period increased over 1993 levels in the emerging markets of Southeast Asia and Latin America.

     Client Transaction Processing - Client Transaction Processing income declined to $26 million during the second quarter of 1994, from $32 million in the first quarter. Transaction processing volumes generally remained at levels consistent with the first quarter of 1994 and above the comparable 1993 periods. Although revenues declined slightly in the second quarter of 1994, profit margins in core cash management and securities custody and clearance activities remained generally improved relative to the comparable 1993 periods, as expenses were held relatively flat. The period also benefited from slightly higher earnings on balances generated in the business. As a result, Client Transaction Processing income increased 57 percent over the reported 1993 half-year levels, to $58 million.

     Trading and Positioning - Although the extremely difficult market conditions which prevailed early in the year have abated, the trading environment has continued to remain generally unfavorable in the second quarter of 1994. In this difficult environment, the Corporation posted Trading and Positioning income of $52 million in the second quarter of 1994 including the impact of the Brazilian Brady bonds and Past-Due Interest bonds, versus the first quarter loss of $49 million. As a result, the Corporation posted year-to-date Trading and Positioning income of $3 million.


REVENUE

     The table below shows net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                    Quarter Ended     Six Months Ended
                                      June 30,             June 30,
                                     1994     1993       1994       1993
NET INTEREST REVENUE (in millions)
Book basis                           $309     $299       $679       $599
Tax equivalent adjustment              21       20         42         35
Fully taxable basis                  $330     $319       $721       $634

AVERAGE BALANCES (in millions)
Interest-earning assets           $74,107  $79,268    $77,553    $75,317
Interest-bearing liabilities       71,197   71,210     74,547     68,024
Earning assets financed by
 noninterest-bearing funds        $ 2,910  $ 8,058    $ 3,006    $ 7,293

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets     6.91%    5.50%      6.52%      5.68%
Cost of interest-bearing liabilities 5.33     4.33       4.83       4.41
Interest rate spread                 1.58     1.17       1.69       1.27
Contribution of noninterest-bearing
 funds                                .21      .44        .18        .43
Net interest margin                  1.79%    1.61%      1.87%      1.70%

     Net interest revenue for the second quarter of 1994 totaled $309 million, up $10 million from the second quarter of 1993.

     Net interest revenue was $679 million for the first six months of 1994, up $80 million, or 13 percent, from the first half of 1993. This increase was primarily attributable to an improved interest rate spread, partially offset by an increase in average interest-bearing liabilities.

     The Corporation views trading revenue and trading-related net interest revenue in combination, as quantified below (in millions):

                                    Quarter Ended     Six Months Ended
                                      June 30,             June 30,
                                     1994     1993       1994       1993

Trading Revenue                      $124     $405       $138       $751
Trading-Related Net
  Interest Revenue                    121      122        298        239
Total                                $245     $527       $436       $990


                Second Quarter 1994 vs. Second Quarter 1993

     The $282 million decrease in the trading revenue and trading-related net interest revenue combined total from the results achieved in the second quarter of 1993 was primarily attributable to sharply lower revenue from proprietary trading and positioning activities, as generally rising interest rates and related volatility in the United States and European markets made positioning activities difficult. In addition, these market conditions contributed to lower revenue during the quarter for the Firm's traditional interest rate and currency risk management products.

     On April 15, 1994, a debt exchange took place between the Brazilian government and its commercial bank creditors, including the Corporation, thereby completing the long-awaited refinancing of Brazil's medium- and long-term debt. Subsequent sales of these Brady bonds and Past-Due Interest bonds by the Corporation have had a significant positive impact on trading revenue and, to a lesser extent, net interest revenue for the second quarter of 1994.

                    Six Months 1994 vs. Six Months 1993

     For the six months ended June 30, 1994, the combined trading revenue and trading-related net interest revenue decreased $554 million. This decline was primarily attributable to lower revenue from proprietary trading and positioning activities, as generally rising interest rates and related volatility in the United States and European markets made positioning activities difficult during the first half of 1994. The main areas of reduced revenue were sovereign bond trading, foreign exchange trading, and the trading of emerging markets debt and equity issues. Also impacting trading revenue and net interest revenue for the six months ended June 30, 1994, as mentioned above, was the sale of Brazilian Brady and Past-Due Interest bonds.

     Shown below is a comparison of the components of noninterest revenue (in millions).

                        Quarter  Ended           Six Months Ended
                           June 30,     Increase     June 30,     Increase
                          1994     1993(Decrease)   1994     1993(Decrease)
Trading                   $124     $405    $(281) $  138   $  751    $(613)
Fiduciary and funds
 management                187      176       11     375      335       40
Fees and commissions
  Corporate finance fees   115      102       13     223      180       43
  Service charges on
   deposit accounts         22       24       (2)     44       47       (3)
  Acceptances and letters
   of credit commissions    10       13       (3)     21       25       (4)
  Other                     48       34       14      89       68       21
Total fees and commissions 195      173       22     377      320       57
Securities available for
 sale gains                 19        -       19      23        -       23
Investment securities gains  -        8       (8)      -       12      (12)
Other noninterest revenue
  Insurance premiums        41       27       14      96       65       31
  Net revenue from equity
   investment transactions,
   including write-offs     26       28       (2)     55       58       (3)
  Other                     45       15       30      78       25       53
Total other noninterest
 revenue                   112       70       42     229      148       81
Total noninterest revenue  $637    $832    $(195) $1,142   $1,566    $(424)

                Second Quarter 1994 vs. Second Quarter 1993

     Fiduciary and funds management revenue totaled $187 million for the second quarter, up $11 million, or 6 percent, from the same period last year. The increased revenue reflected higher levels of global private banking assets under management as well as new business in cash and securities processing, retirement services and corporate trust, offset in part by lower performance-based fees from foreign exchange funds managed.

     Fees and commissions of $195 million increased by $22 million, or 13 percent, from the second quarter of 1993. Corporate finance fees of $115 million increased by $13 million to their second highest level in nearly five years, led by higher revenue from financial advisory, private placement and merger and acquisition activities. These results were partially offset by lower leasing syndication and securities underwriting fees. Also impacting fees and commissions was higher fees from the structuring of products for employee benefit plans.

     Other noninterest revenue totaled $112 million, up $42 million from the prior year's quarter. This increase was due to several factors including the impact of an insurance settlement related to the January 1993 fire at the Corporation's headquarters at 280 Park Avenue, higher insurance premium revenue from operations in Chile and a gain from the revaluation of non-trading foreign currency investments, versus a loss in the prior year.

                    Six Months 1994 vs. Six Months 1993

     Fiduciary and funds management revenue of $375 million increased $40 million, or 12 percent, from the first six months of 1993. Continued growth in private banking assets under management contributed significantly to this increase. Increases were also recorded by most other business activities within this revenue category, except for performance-based fees from foreign exchange funds managed, which declined during this period.

     Fees and commissions increased $57 million, or 18 percent, from the first half of 1993. The $43 million, or 24 percent, increase in corporate finance fees was due mostly to higher fees from loan syndication, financial advisory, merger and acquisition and private placement activities, offset in part by lower leasing syndication fees.

     Other noninterest revenue totaled $229 million, up $81 million from the first half of 1993. This increase was due to several factors including higher insurance premium revenue from operations in Chile, the impact of an insurance settlement related to the January 1993 fire at the Corporation's headquarters at 280 Park Avenue, a lower level of losses from the revaluation of non-trading foreign currency investments and an increase in equity in income of unconsolidated subsidiaries.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The Corporation recorded $5 million of net charge-offs and no provision for credit losses in the second quarter of 1994. In the prior year's quarter, net charge-offs of $51 million and a provision for credit losses of $23 million were recognized. All of the $16 million of nonrefinancing country net charge-offs for the current quarter related to real estate loans and in the prior year's second quarter, virtually all of the $46 million of nonrefinancing country net charge-offs also related to real estate loans. Refinancing country net recoveries for the second quarter of 1994 were $11 million, compared with net charge-offs of $5 million for the second quarter of 1993, which included $25 million of gross charge-offs of nonperforming medium- and long-term loans to Brazilian borrowers largely offset by an $18 million recovery recorded on the sale of refinancing country loans.

     For the six months ended June 30, 1994, the Corporation recorded $16 million of net recoveries and no provision for credit losses, compared with $172 million of net charge-offs and a $53 million provision for credit losses for the same period last year. Nonrefinancing country net charge-offs were $14 million in the first half of 1994, compared with $168 million for the first six months of 1993. The 1993 amount included a charge-off of $66 million which resulted from the sale of Mexican government Par Bonds, as well as $51 million of real estate loans and $17 million of loans to highly leveraged borrowers.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).


                                  Quarter Ended   Six Months Ended
                                     June 30,          June 30,
                                   1994       1993   1994      1993

Allowance for credit losses

Balance, beginning of period     $1,345     $1,529 $1,324    $1,620
Net charge-offs
  Charge-offs                        17         75     38       205
  Recoveries                         12         24     54        33
Total net charge-offs (recoveries)*   5         51    (16)      172
Provision for credit losses           -         23      -        53
Balance, end of period           $1,340     $1,501 $1,340    $1,501

*Components:
   Secured by real estate          $ 14        $44   $ 12      $ 50
   Real estate related                2          -      2         1
   Highly leveraged                   -          -     (9)       17
   Other                              -          2      9       100
   Refinancing country              (11)         5    (30)        4
Total                              $  5        $51   $(16)     $172


     The allowance for credit losses, at $1.340 billion at June 30, 1994, was down $5 million from its level at March 31, 1994, and was up $16 million from December 31, 1993. The allowance was equal to 180 percent, 156 percent and 136 percent of total cash basis loans at June 30, 1994, March 31, 1994 and December 31, 1993, respectively. The Corporation believes that its allowance must be viewed in its entirety and therefore is available for potential credit losses in its entire portfolio, including loans, credit-related commitments, derivatives and other financial instruments.

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's portfolio.


EXPENSES

                Second Quarter 1994 vs. Second Quarter 1993

     Total noninterest expenses of $688 million decreased by $61 million from the second quarter of 1993. Incentive compensation and employee benefits expense decreased $111 million, or 35 percent, almost entirely due to lower bonus expense reflecting the reduced earnings. Salaries expense increased $22 million, or 13 percent, from the second quarter of 1993. The average number of employees increased by 4 percent versus the same period, to 13,833.

     All other expenses totaled $297 million for the quarter, up $28 million, or 10 percent, from last year's second quarter. Increases in the provision for policyholder benefits, service bureaus and agency personnel fees were offset in part by a decrease in other real estate expense.

                    Six Months 1994 vs. Six Months 1993

     Total noninterest expenses of $1.329 billion for the first six months of 1994 decreased by $101 million from the first half of 1993. Incentive compensation and employee benefits expense decreased $220 million, or 38 percent, almost entirely due to lower bonus expense reflecting the reduced earnings. Salaries expense increased $34 million, or 10 percent, from the first half of 1993. The average number of employees increased by 5 percent versus the same period, to 13,740.

     All other expenses for the first six months of 1994 totaled $599 million, up $85 million, or 17 percent, from the first half of 1993. Increases in the provision for policyholder benefits, service bureaus, agency personnel fees and minority interest accounted for most of this increase.


INCOME TAXES

     Income tax expense for the second quarter of 1994 amounted to $77 million, compared with $108 million for the second quarter of 1993. For the first six months of 1994, income tax expense was $147 million, compared with $201 million for the first six months of 1993. The effective tax rate was 30 percent for the quarter and six months ended June 30, 1994, compared with 30 percent and 29 percent for the quarter and six months ended
June 30, 1993, respectively. The six month figure for 1993 excludes the income taxes included in the reported cumulative effects of accounting changes for SFAS 106 and SFAS 112.


EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing those amounts by the average number of common and common equivalent shares outstanding during the period.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price if it is higher than the average market price. At no time during the three and six month periods ended June 30, 1994 and 1993 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):

                                         Quarter Ended    Six Months Ended
                                            June 30,          June 30,
                                          1994       1993    1994     1993

Earnings applicable to common stock:
  Income before cumulative effects
   of accounting changes                  $172       $246    $331     $469
  Cumulative effects of accounting changes   -          -       -      (75)
  Net income                              $172       $246    $331     $394

Average number of common shares
 outstanding                            79.432     82.785  79.870   82.862

Primary earnings per share
  Average number of common and common
   equivalent shares outstanding        82.168     84.779  82.914   84.680

Fully diluted earnings per share
  Average number of common and common
   equivalent shares outstanding -
   assuming full dilution               82.213     84.955  82.936   84.872

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                       CONDENSED AVERAGE BALANCE SHEETS
                                                 (in millions)

                                            2nd Qtr   1st Qtr   4th Qtr
                                               1994      1994      1993
ASSETS
Interest-bearing deposits with banks       $  1,273  $  1,512   $ 2,042
Federal funds sold                              425       279       488
Securities purchased under resale
 agreements                                  13,007    12,866     8,791
Securities borrowed                           4,622     3,788     2,343
Trading assets                               35,977    43,007    41,942
Securities available for sale
  Taxable                                     4,828     5,294         -
  Exempt from federal income taxes            1,389     1,288         -
    Total securities available for sale       6,217     6,582         -
Investment securities
  Taxable                                         -         -     5,541
  Exempt from federal income taxes                -         -     1,030
     Total investment securities                  -         -     6,571
Loans                                        12,586    13,003    14,211
     Total interest-earning assets           74,107    81,037    76,388
Cash and due from banks                       1,826     2,020     1,971
Noninterest-earning trading assets           19,297    19,359     3,772
All other assets                              8,015     8,046     6,528
Allowance for credit losses                  (1,349)   (1,349)   (1,494)
     Total                                 $101,896  $109,113   $87,165

LIABILITIES
Interest-bearing deposits
  In domestic offices                      $  6,193  $  7,065   $ 8,511
  In foreign offices                         11,144    11,472    12,410
     Total interest-bearing deposits         17,337    18,537    20,921
Trading liabilities                           9,616    12,223     7,430
Securities sold under repurchase agreements  22,265    24,120    21,671
Other short-term borrowings                  16,361    17,361    14,504
Long-term debt                                5,618     5,694     5,450
     Total interest-bearing liabilities      71,197    77,935    69,976
Noninterest-bearing deposits                  3,623     4,154     3,932
Noninterest-bearing trading liabilities      14,748    15,358     1,694
All other liabilities                         7,280     6,814     6,883
     Total liabilities                       96,848   104,261    82,485

PREFERRED STOCK OF SUBSIDIARY                   250       250       250

STOCKHOLDERS' EQUITY
Preferred stock                                 450       259       250
Common stockholders' equity                   4,348     4,343     4,180
     Total stockholders' equity               4,798     4,602     4,430
     Total                                 $101,896  $109,113   $87,165

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

                Second Quarter 1994 vs. First Quarter 1994

     The Corporation's average total assets amounted to $101.9 billion for the second quarter of 1994, a decrease of $7.2 billion, or 7 percent, from the first quarter of 1994. Average interest-earning assets decreased $6.9 billion, or 9 percent, and the proportion of interest-earning assets to total assets decreased slightly, from 74 percent to 73 percent. The decrease in interest-earning assets was primarily due to the decrease in interest-earning trading assets (down $7.0 billion, or 16 percent). As a percentage of average total assets, interest-earning trading assets decreased from 39 percent to 35 percent in the second quarter of 1994.

     Interest-bearing liabilities decreased $6.7 billion, or 9 percent, from the first quarter of 1994. This decrease was primarily attributable to decreases in trading liabilities (down $2.6 billion, or 21 percent), securities sold under repurchase agreements (down $1.9 billion, or 8 percent), total interest-bearing deposits (down $1.2 billion, or 6 percent) and other short-term borrowings (down $1.0 billion, or 6 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities increased slightly to 54 percent, from 53 percent in the first quarter of 1994.

                Second Quarter 1994 vs. Fourth Quarter 1993

     The Corporation's average total assets for the second quarter of 1994, increased $14.7 billion, or 17 percent, from the fourth quarter of 1993. Noninterest-earning trading assets increased $15.5 billion due primarily to the adoption of FASB Interpretation No. 39, effective January 1, 1994. Average interest-earning assets decreased $2.3 billion and the proportion of interest-earning assets to total assets decreased, from 88 percent to 73 percent, due primarily to the adoption of FASB Interpretation No. 39. The decrease in interest-earning assets was primarily due to decreases in interest-earning trading assets (down $6.0 billion, or 14 percent) and loans (down $1.6 billion, or 11 percent) offset by increases in securities purchased under resale agreements (up $4.2 billion, or 48 percent) and securities borrowed (up $2.3 billion, or 97 percent). As a percentage of average total assets, interest-earning trading assets decreased from 48 percent to 35 percent in the second quarter of 1994, while loans decreased from 16 percent to 12 percent.

     Average total liabilities increased $14.4 billion, or 17 percent, from the fourth quarter of 1993. Noninterest-bearing trading liabilities increased $13.1 billion due primarily to the adoption of FASB Interpretation No. 39. Interest-bearing liabilities increased $1.2 billion, or 2 percent, from last year's fourth quarter. This increase was primarily attributable to higher levels of trading liabilities (up $2.2 billion, or 29 percent) and other short-term borrowings (up $1.9 billion, or 13 percent) offset in part by a decrease in total interest-bearing deposits (down $3.6 billion, or 17 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities increased to 54 percent, from 52 percent in the fourth quarter of 1993.

                  Trading Assets and Trading Liabilities

     The components of these accounts, which are carried at market value, were as follows (in millions):

                                               June 30,   December 31,
                                                  1994           1993
TRADING ASSETS
U.S. government and agency securities          $15,253        $19,648
Obligations of U.S. states and
 political subdivisions                            252            494
Foreign government securities                    8,332         13,229
Corporate debt securities                        5,542          5,565
Equity securities                                3,767          3,804
Bankers acceptances and certificates
 of deposit                                      1,928          2,178
Swaps, options and other
 derivative contracts (1)                       16,356            732
Other                                            3,239          2,626
Total trading assets                           $54,669        $48,276

TRADING LIABILITIES
Securities sold, not yet purchased
  U.S. government and agency securities        $ 6,525         $4,023
  Foreign government securities                  1,963          3,099
  Equity securities                              1,929          1,644
  Other                                            971            583
Swaps, options and other
 derivative contracts (1)                       13,763              -
Total trading liabilities                      $25,151         $9,349

(1) Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with FASB
    Interpretation No. 39, at June 30, 1994. At December 31, 1993, prior to the adoption of FASB Interpretation No. 39, the Corporation's policy was to record the unrealized gains and losses on these contracts on a net basis.

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions):

                                      June 30,  March 31, December 31,
                                         1994       1994         1993
Fair value                             $6,961     $5,791       $7,073
Amortized cost                          6,783      5,585        6,898
Excess of fair value over
 amortized cost (1)                    $  178     $  206       $  175

(1) Components:
      Unrealized gains                   $254       $279        $ 308
      Unrealized losses                   (76)       (73)        (133)
                                         $178       $206        $ 175


                              Long-term Debt

     During the second quarter of 1994, the Corporation obtained $404 million of cash proceeds from the issuances of long-term debt and repaid $529 million of long-term debt. The larger of these debt issuances and redemptions were as follows (in millions):

                                                 Face Amount
                                          Issuances       Redemptions

Parent Company
Japanese Yen Libor Linked Notes
 due October 1996 to October 1997              $86
9-3/8% Notes due May 1994                                        $150


Bankers Trust Company
Bank Notes due April 1995
 to September 2000                             $91
Step-Down Coupon Notes
 due March 1999                                                   $97

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

     At June 30, 1994, the Corporation reviewed its characterization of certain derivative contracts associated with short-term borrowings and long-term debt. Based upon this review, certain trading derivative contracts previously disclosed as end-user derivatives at March 31, 1994, have been appropriately excluded. This exclusion had no impact on net income. At June 30, 1994, total net end-user derivative unrealized losses were $199 million. On a comparable basis, total net end-user derivative unrealized losses were $53 million at March 31, 1994. The $146 million increase during the second quarter of 1994 was due to significant increases in interest rates.

     The following table provides the gross gains and gross losses not yet recognized in the financial statements for end-user derivatives applicable to certain hedged assets and liabilities (in millions):

                                                      Other
                                                      short-
                                           Interest-   term  Long-
                                    Other   bearing  borrow- term
June 30, 1994                      assets  deposits    ings  debt   Total
Interest Rate Swap
  Pay Variable Unrealized Gain         $-     $  41    $  3 $  59   $ 103
  Pay Variable Unrealized (Loss)        -       (97)     (7) (134)   (238)
  Pay Variable Net                      -       (56)     (4)  (75)   (135)
  Pay Fixed Unrealized Gain             -        47       -    24      71
  Pay Fixed Unrealized (Loss)           -       (62)      -   (39)   (101)
  Pay Fixed Net                         -       (15)      -   (15)    (30)
  Total Unrealized Gain                 -        88       3    83     174
  Total Unrealized (Loss)               -      (159)     (7) (173)   (339)
  Total Net                            $-     $ (71)   $ (4)$ (90)  $(165)

Currency Swap
  Unrealized Gain                     $ -       $ 1     $ 1   $17    $ 19
  Unrealized (Loss)                    (2)       (3)     (6)   (3)    (14)
  Net                                 $(2)      $(2)    $(5)  $14     $ 5

Equity Swap/Collar
  Unrealized Gain                    $  9        $-      $-    $-    $  9
  Unrealized (Loss)                   (48)        -       -     -     (48)
  Net                                $(39)       $-      $-    $-    $(39)

Total Unrealized Gain                $  9     $  89    $  4 $ 100   $ 202
Total Unrealized (Loss)               (50)     (162)    (13) (176)   (401)
Total Net                            $(41)    $ (73)   $ (9)$ (76)  $(199)
/TABLE

     Derivatives which are used to manage the risks associated with securities available for sale are carried at fair value. The unrealized gains and unrealized losses on derivatives included in securities available for sale amounted to $24 million and $26 million, respectively, at June 30, 1994, with the corresponding offset to securities valuation allowance in stockholders' equity.

     End-user derivatives used to manage foreign exchange risk associated with net investments in foreign subsidiaries generated a net unrealized loss of $11 million.

     For pay variable and pay fixed interest rate swaps entered into as end user, the weighted average receive rate and weighted average pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at June 30, 1994 were as follows ($ in millions):



Notional
Amount               Paying Variable(1)     Paying Fixed
Maturing           Notional Receive   Pay Notional Receive  Pay   Total
In:                  Amount    Rate  Rate   Amount    Rate Rate  Notional

1994                $ 5,113    4.35% 4.43%  $  928    4.57%6.43%  $ 6,041

1995-1996             8,912    5.18  4.13    3,127    4.36 5.75    12,039

1997-1998             3,229    5.43  4.28    1,231    4.26 6.38     4,460

1999 and thereafter   4,294    6.14  4.21    1,460    4.44 8.09     5,754
Total               $21,548                 $6,746                $28,294

(1) Variable rates were those in effect at June 30, 1994.

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

     Based on their respective regulatory capital ratios at June 30, 1994, both Bankers Trust Company ("BTCo.") and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     All three regulatory capital ratios, at both June 30, 1994 and December 31, 1993, excluded any benefit from the adoption of SFAS 115.

     The table below indicates the regulatory capital ratios of the Corporation and BTCo. and the minimum regulatory guidelines.


                                                                FRB
                                                              Minimum
                                     June 30,  December 31,  Regulatory
                                        1994          1993   Guidelines
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                        8.41%         8.50%     4.0%
  Total Capital                        13.82%        14.46%     8.0%
Leverage Ratio                          5.97%         6.28%     3.0%

BTCo.
Risk-Based Ratios
  Tier 1 Capital                        9.12%         9.38%     4.0%
  Total Capital                        12.20%        12.96%     8.0%
Leverage Ratio                          6.33%         6.01%     3.0%



     The following were the essential components of the Corporation's risk-based capital ratios (in millions):

                                             June 30, December 31,
                                                1994         1993

Tier 1 Capital                                $4,488       $4,072
Tier 2 Capital                                 2,882        2,859
Total Capital                                 $7,370       $6,931

Total risk-weighted assets                   $53,342      $47,916

     During the first half of 1994, each of the Corporation's three regulatory capital ratios declined. The Tier I Capital and Total Capital ratios declined by 9 basis points and 64 basis points, respectively, as the increase in capital was more than offset by the increase in total risk-weighted assets. The Leverage Ratio decreased by 31 basis points as a result of a 16 percent increase in quarterly average total assets, primarily due to the adoption of FASB Interpretation No. 39. The $416 million increase in Tier 1 Capital was primarily attributable to the issuance of Series Q Preferred Stock, the retention of earnings and the inclusion of net deferred tax assets which are permissible for regulatory capital. The Corporation's total risk-weighted assets at June 30, 1994 were $5.426 billion higher than at year-end 1993.


LIQUIDITY

     Liquidity management at the Corporation focuses on both asset liquidity and liability management. Enhancing asset liquidity remains a particularly important element of its liquidity management philosophy. At the same time, management is continually seeking opportunities to further diversify the Corporation's funding sources.

     Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets and securities available for sale. At June 30, 1994, the Corporation's liquid assets amounted to $85.1 billion, or 81 percent of gross total assets, compared with 79 percent and 77 percent, respectively, at March 31, 1994 and December 31, 1993.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 6.

     Cash and due from banks increased $912 million during the first six months of 1994, as the net cash provided by operating activities exceeded the sum of net cash used in investing and financing activities. The $10.4 billion of net cash provided by operating activities primarily resulted from a $10.0 billion net change in trading assets and liabilities. Within the investing activities category, cash outflows from purchases of securities available for sale ($3.4 billion) as well as net changes in securities purchased under resale agreements ($2.7 billion), securities borrowed ($2.5 billion) and federal funds sold ($1.2 billion) were offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($3.0 billion) and a net change in loans ($1.9 billion). The $4.7 billion of net cash used in financing activities primarily resulted from net changes of $2.8 billion in deposits and $2.4 billion in securities sold under repurchase agreements.

     For the six months ended June 30, 1993, cash and due from banks increased $272 million, as net cash provided by financing activities exceeded the sum of net cash used in operating and investing activities. The $7.7 billion of net cash provided by financing activities primarily resulted from a $7.6 billion increase in securities sold under repurchase agreements. The $5.9 billion of net cash used in operating activities primarily resulted from $6.6 billion of net cash outflows from changes in operating assets and liabilities (which amount included an $8.6 billion increase in net trading assets) as well as a $1.6 billion net change in receivables and payables from securities transactions, offset in part by $666 million of earnings adjusted for noncash charges and credits. Within the investing activities category, cash outflows from purchases of investment securities ($5.4 billion) and net changes in securities purchased under resale agreements ($1.8 billion) and securities borrowed ($551 million) were offset in part by cash inflows from sales, maturities and other redemptions of investment securities ($4.2 billion) as well as net changes in loans ($916 million), interest-bearing deposits with banks ($836 million) and federal funds sold ($438 million).


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at June 30, 1994 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval                                         Non-
                                                         interest-
                                Within     1 - 5     After bearing
(in billions) June 30, 1994     1 year     years   5 years   funds   Total
Assets                          $ 69.2     $ 2.9     $ 2.7  $ 28.8  $103.6
Liabilities, preferred stock
 of subsidiary and preferred
 stock                           (67.0)     (3.7)     (2.0)  (26.6)  (99.3)
Common stockholders' equity          -         -         -    (4.3)   (4.3)
Effect of off-balance sheet
 hedging instruments              (3.1)      2.5        .6       -       -
Interest rate sensitivity gap   $  (.9)    $ 1.7     $ 1.3  $ (2.1) $    -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                   June 30, December 31,
                                                      1994         1993
CASH BASIS LOANS (NONREFINANCING COUNTRY)
  Domestic
    Commercial and industrial                         $191         $285
    Secured by real estate                             301          306
    Financial institutions                              24           30
Total domestic                                         516          621
  International
    Commercial and industrial                          120           84
    Secured by real estate                             104          149
    Other                                                2            2
Total international                                    226          235
Total cash basis loans (nonrefinancing country)        742          856

CASH BASIS LOANS (REFINANCING COUNTRY)
  International                                          2          118
Total cash basis loans                                $744         $974

Ratio of cash basis loans to total loans               5.6%         6.4%

Ratio of allowance for credit losses to cash
 basis loans                                           180%         136%

RENEGOTIATED LOANS
Highly leveraged                                       $ -          $ 6
Secured by real estate                                  13           14
Other nonrefinancing country                             1            1
Total renegotiated loans                               $14          $21

OTHER REAL ESTATE                                     $310         $287

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                     $68         $ 85
Nonperforming derivative contracts                      16           16
Total other nonperforming assets                       $84         $101

Loans 90 days or more past due and still
 accruing interest                                      $-          $40

     An analysis of the changes in the Corporation's total cash basis loans during the first six months of 1994 follows (in millions).

Balance, December 31, 1993                                         $974
Net transfers from accrual status                                    70
Net paydowns                                                        (83)
Charge-offs                                                         (36)
Transfers to other real estate                                      (46)
Transfers to other nonperforming assets                              (2)
Loan sales                                                          (47)
Other                                                               (86)
Balance, June 30, 1994                                             $744


     The Corporation's total cash basis loans amounted to $744 million at June 30, 1994, down $230 million, or 24 percent, from December 31, 1993. Nonrefinancing country cash basis loans decreased $114 million and the refinancing country component of the cash basis portfolio decreased $116 million during the first half of 1994.

     Within total nonrefinancing country cash basis loans were loans secured by real estate of $405 million and $455 million at June 30, 1994 and December 31, 1993, respectively. Also within nonrefinancing country cash basis loans, loans to highly leveraged borrowers (mainly included within the domestic commercial and industrial category in the table on page
26) decreased by $23 million, to $170 million, during the first six months of 1994. Other real estate increased by $23 million and assets acquired in credit workouts decreased by $17 million during the same period.

     The following table sets forth the approximate effect on interest revenue of cash basis loans and renegotiated loans. This disclosure reflects the interest on loans which were carried on the balance sheet and classified as either cash basis or renegotiated at June 30 of each year. The rates used in determining the gross amount of interest that would have been recorded at the original rate were not necessarily representative of current market rates.


                                                         Six Months Ended
                                                            June 30,
(in millions)                                             1994       1993
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                          $21        $30
  Less, interest, net of reversals, recognized
   in interest revenue                                       2          5
Reduction of interest revenue                               19         25
International Loans
  Gross amount of interest that would have
   been recorded at original rate                            9         26
  Less, interest, net of reversals, recognized
   in interest revenue                                       2         28
Reduction of (Increase in) interest revenue                  7         (2)
Total reduction of interest revenue                        $26        $23

HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow are generally based on the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1993 Annual Report on Form 10-K, on page 45, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                      June 30,December 31,
(in millions)                                            1994        1993
Loans
  Senior debt                                            $582      $1,314
  Subordinated debt                                       127         126
Total loans                                              $709      $1,440

Unfunded commitments
  Commitments to lend                                    $303        $603
  Letters of credit                                       185         201
Total unfunded commitments                               $488        $804

Equity investments                                       $389        $477

Commitments to invest                                    $155        $127

     The Corporation's outstanding loans were to 83 separate borrowers in 35 separate industry groups at June 30, 1994, compared to 105 separate borrowers in 35 separate industry groups at December 31, 1993. There were no industry concentrations which exceeded 10 percent of total HLT loans outstanding at June 30, 1994.

     In addition to the amounts shown in the table above, at June 30, 1994, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $587 million (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first half of 1994, the Corporation originated $816 million of HLT commitments, of which $273 million were sold, syndicated or participated, on a non-recourse basis.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at June 30, 1994 was less than $9 million. However, at June 30, 1994, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 5 separate highly leveraged borrowers.

     At June 30, 1994, $170 million of the HLT loan portfolio was on a cash basis. In addition, $18 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net recoveries of $9 million of HLT loans were recorded in the first half of 1994. In addition, the Corporation recorded a net gain of $34 million in connection with the sales and/or write-offs of its equity investments in highly leveraged companies during the first half of 1994.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $66 million during the first half of 1994 and that as of June 30, 1994, approximately $10 million of fees were deferred and will be recognized as future revenue.

     During the first half of 1994, the Corporation transferred approximately $238 million of outstanding loans to highly leveraged borrowers from its loan portfolio to trading. The transferred loans were carried at market value upon transfer to trading. None of the loans was classified as a nonperforming asset at the time of transfer. Accordingly, subsequent to transfer these loans have been excluded from the Corporation's HLT outstandings at June 30, 1994 as reported above. No significant impact on earnings was recorded as a result of this transfer.

PART II. OTHER INFORMATION

Item 5. Other Information

ELECTION OF PHILLIP A. GRIFFITHS TO THE BOARD OF DIRECTORS

     Phillip A. Griffiths, the director of the Institute for Advanced Study, has been elected a director of Bankers Trust New York Corporation and Bankers Trust Company.

     The Institute for Advanced Study, in Princeton, N.J., is an independent center founded in 1930 to support advanced scholarship and fundamental research. It has a permanent faculty of distinguished scholars and about 160 members in residence each year in its four schools:
Historical Studies, Mathematics, Natural Sciences and Social Science.

     Dr. Griffiths was provost and James B. Duke Professor of Mathematics at Duke University from 1983 until 1991, when he was named head of the Institute for Advanced Study. He has previously served as Dwight Parker Robinson Professor of Mathematics at Harvard University; Miller Fellow and faculty member, University of California at Berkeley and as a professor at Princeton University.


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

           (12) Statement re Computation of Ratios

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed one report on Form 8-K during the quarter ended June 30, 1994.

         - The report dated April 19, 1994 filed the Corporation's
            Press Release dated April 19, 1994, which announced earnings for the quarter ended March 31, 1994.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1994.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   By: GEOFFREY M. FLETCHER
                                       Geoffrey M. Fletcher
                                       Senior Vice President and
                                       Principal Accounting Officer

                     BANKERS TRUST NEW YORK CORPORATION
                                  FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1994

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