Form 10-Q
period 1994-09-30
BANKERS TRUST NEW YORK CORP
filed 1994-11-14
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1994
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1994: Common Stock, $1 par value, 77,735,966 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                       SEPTEMBER 30, 1994 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended September 30, 1994 and 1993          2
              Nine Months Ended September 30, 1994 and 1993           3

            Consolidated Balance Sheet
              At September 30, 1994 and December 31, 1993             4

            Consolidated Statement of Changes in Stockholders'
             Equity
              Nine Months Ended September 30, 1994 and 1993           5

            Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1994 and 1993           6

            Consolidated Schedule of Net Interest Revenue
              Three Months and Nine Months Ended
               September 30, 1994 and 1993                            7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature, except for the cumulative effects of accounting changes for postretirement and postemployment benefits (recorded in the first quarter of 1993). The results of operations for the three months and nine months ended September 30, 1994 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1993 Annual Report as supplemented by the 1994 Forms 10-Q.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                           33

SIGNATURE                                                            34

PART I. FINANCIAL INFORMATION

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                   Increase
THREE MONTHS ENDED SEPTEMBER 30,                   1994     1993  (Decrease)

NET INTEREST REVENUE
  Interest revenue                               $1,207   $1,177      $  30
  Interest expense                                  943      835        108
Net interest revenue                                264      342        (78)
Provision for credit losses                          17       17          -
Net interest revenue after provision
 for credit losses                                  247      325        (78)
NONINTEREST REVENUE
  Trading                                           278      431       (153)
  Fiduciary and funds management                    188      183          5
  Fees and commissions                              163      198        (35)
  Securities available for sale gains                28        -         28
  Investment securities gains                         -        3         (3)
  Other                                              50      114        (64)
Total noninterest revenue                           707      929       (222)
NONINTEREST EXPENSES
  Salaries                                          200      176         24
  Incentive compensation and employee benefits      197      326       (129)
  Occupancy, net                                     40       40          -
  Furniture and equipment                            42       37          5
  Other                                             234      210         24
Total noninterest expenses                          713      789        (76)
Income before income taxes                          241      465       (224)
Income taxes                                         72      155        (83)

NET INCOME                                       $  169   $  310      $(141)

NET INCOME APPLICABLE TO COMMON STOCK            $  161   $  305      $(144)

EARNINGS PER COMMON SHARE:
  PRIMARY                                         $1.98    $3.60     $(1.62)

  FULLY DILUTED                                   $1.98    $3.60     $(1.62)

Cash dividends declared per common share           $.90     $.78       $.12

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                   Increase
NINE MONTHS ENDED SEPTEMBER 30,                    1994     1993  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $3,673   $3,265      $ 408
  Interest expense                                2,730    2,324        406
Net interest revenue                                943      941          2
Provision for credit losses                          17       70        (53)
Net interest revenue after provision
 for credit losses                                  926      871         55
NONINTEREST REVENUE
  Trading                                           416    1,182       (766)
  Fiduciary and funds management                    563      518         45
  Fees and commissions                              540      518         22
  Securities available for sale gains                51        -         51
  Investment securities gains                         -       15        (15)
  Other                                             279      262         17
Total noninterest revenue                         1,849    2,495       (646)
NONINTEREST EXPENSES
  Salaries                                          566      508         58
  Incentive compensation and employee benefits      561      910       (349)
  Occupancy, net                                    115      114          1
  Furniture and equipment                           118      105         13
  Other                                             682      582        100
Total noninterest expenses                        2,042    2,219       (177)
Income before income taxes and
 cumulative effects of accounting changes           733    1,147       (414)
Income taxes                                        219      356       (137)
INCOME BEFORE CUMULATIVE EFFECTS OF
 ACCOUNTING CHANGES                                 514      791       (277)
Cumulative effects of accounting changes              -      (75)        75

NET INCOME                                       $  514   $  716     $ (202)

NET INCOME APPLICABLE TO COMMON STOCK            $  492   $  699     $ (207)

PRIMARY EARNINGS PER COMMON SHARE:
  Income before cumulative effects of
   accounting changes                             $5.97    $9.14     $(3.17)
  Cumulative effects of accounting changes            -     (.88)       .88
  Net income                                      $5.97    $8.26     $(2.29)

FULLY DILUTED EARNINGS PER COMMON SHARE:
  Income before cumulative effects of
   accounting changes                             $5.97    $9.12     $(3.15)
  Cumulative effects of accounting changes            -     (.88)       .88
  Net income                                      $5.97    $8.24     $(2.27)

Cash dividends declared per common share          $2.70    $2.34       $.36

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)
                                (unaudited)

                                                September 30,   December 31,
                                                       1994        1993

ASSETS
Cash and due from banks                            $  1,780     $ 1,750
Interest-bearing deposits with banks                  3,055       1,638
Federal funds sold                                    1,256         361
Securities purchased under resale agreements         15,129       9,567
Securities borrowed                                   5,713       2,937
Trading assets                                       54,180      48,276
Securities available for sale                         7,036       7,073
Loans                                                12,268      15,200
Allowance for credit losses                          (1,329)     (1,324)
Premises and equipment, net                             881         719
Due from customers on acceptances                       294         455
Accounts receivable and accrued interest              3,942       2,561
Other assets                                          3,354       2,869
Total                                              $107,559     $92,082

LIABILITIES
Deposits
  Noninterest-bearing
    In domestic offices                            $  2,972     $ 3,185
    In foreign offices                                  440         707
  Interest-bearing
    In domestic offices                               5,415       7,120
    In foreign offices                               13,481      11,764
Total deposits                                       22,308      22,776
Trading liabilities                                  21,659       9,349
Securities sold under repurchase agreements          25,285      23,834
Other short-term borrowings                          20,817      18,992
Acceptances outstanding                                 294         455
Accounts payable and accrued expenses                 3,764       3,771
Other liabilities                                     2,397       2,524
Long-term debt                                        6,054       5,597
Total liabilities                                   102,578      87,298

PREFERRED STOCK OF SUBSIDIARY                           250         250

STOCKHOLDERS' EQUITY
Preferred stock                                         395         250
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84          84
Capital surplus                                       1,316       1,321
Retained earnings                                     3,487       3,226
Common stock in treasury, at cost:
 1994, 5,935,784 shares; 1993, 3,076,439 shares        (441)       (233)
Other                                                  (110)       (114)
Total stockholders' equity                            4,731       4,534
Total                                              $107,559     $92,082

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                        1994        1993
PREFERRED STOCK
Balance, January 1                                   $  250      $  500
Issuance of Adjustable Rate Cumulative
 Preferred Stock, Series Q                              200           -
Issuance of Adjustable Rate Cumulative
 Preferred Stock, Series R                              150           -
Redemption of Adjustable Rate Cumulative
 Preferred Stock, Series D                             (205)          -
Redemption of Money Market Cumulative Preferred Stock,
 Series E, F, G and H                                     -        (250)
Balance, September 30                                   395         250
COMMON STOCK
Balance, January 1 and September 30                      84          84
CAPITAL SURPLUS
Balance, January  1                                   1,321       1,306
Preferred stock issuance costs                           (8)          -
Common stock distributed under employee
 benefit plans                                            3          11
Balance, September 30                                 1,316       1,317
RETAINED EARNINGS
Balance, January 1                                    3,226       2,552
Net income                                              514         716
Cash dividends declared
  Preferred stock                                       (21)        (17)
  Common stock                                         (213)       (193)
Treasury stock distributed under employee benefit plans (19)        (27)
Balance, September 30                                 3,487       3,031
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (233)        (52)
Purchases of stock                                     (262)       (208)
Restricted stock granted, net                            23           2
Treasury stock distributed under employee benefit plans  31          96
Balance, September 30                                  (441)       (162)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                      143          53
Deferred stock awards granted, net                       37          78
Deferred stock distributed                               (1)         (1)
Balance, September 30                                   179         130
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                      (47)        (54)
Deferred stock awards granted, net                      (38)        (78)
Restricted stock granted, net                           (20)         (2)
Amortization of deferred compensation, net               47          74
Balance, September 30                                   (58)        (60)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (319)       (288)
Translation adjustments                                 (57)        (14)
Income taxes applicable to translation adjustments       51         (13)
Balance, September 30                                  (325)       (315)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                      109          20
Change in unrealized net gains, after applicable
 income taxes and minority interest                     (15)         (8)
Balance, September 30                                    94          12

TOTAL STOCKHOLDERS' EQUITY, SEPTEMBER 30             $4,731      $4,287

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   514    $    716
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Cumulative effects of accounting changes                -          75
  Provision for credit losses                            17          70
  Provision for policyholder benefits                   156         108
  Deferred income taxes                                   1         161
  Depreciation and amortization of premises
   and equipment                                         93          79
  Other, net                                            (50)         45
    Earnings adjusted for noncash charges and credits   731       1,254
Net change in:
  Trading assets                                     (5,264)    (13,795)
  Trading liabilities                                12,003       1,689
  Receivables and payables from securities
   transactions                                      (1,798)        465
  Other operating assets and liabilities, net          (130)        298
Securities available for sale gains                     (51)          -
Investment securities gains                               -         (15)
Net cash provided by (used in) operating activities   5,491     (10,104)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks               (1,466)        641
  Federal funds sold                                   (895)        385
  Securities purchased under resale agreements       (5,542)     (1,580)
  Securities borrowed                                (2,776)      1,626
  Loans                                               2,956       1,696
Securities available for sale:
  Purchases                                          (4,358)          -
  Maturities and other redemptions                    2,472           -
  Sales                                               1,575           -
Investment securities:
  Purchases                                               -      (6,815)
  Maturities and other redemptions                        -       5,553
  Sales                                                   -         758
Acquisitions of premises and equipment                 (223)       (135)
Other, net                                              (60)        (86)
Net cash provided by (used in) investing activities  (8,317)      2,043
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                           (1,127)     (2,699)
  Securities sold under repurchase agreements         1,386       4,745
  Other short-term borrowings                         2,454       5,416
Issuances of long-term debt                           1,813       1,670
Repayments of long-term debt                         (1,387)       (430)
Issuance of preferred stock of subsidiary                 -         247
Issuance of preferred stock                             342           -
Redemption of preferred stock                          (205)       (250)
Purchases of treasury stock                            (262)       (208)
Cash dividends paid                                    (237)       (212)
Other, net                                               20         140
Net cash provided by financing activities             2,797       8,419
Net effect of exchange rate changes on cash              59           1
NET INCREASE IN CASH AND DUE FROM BANKS                  30         359
Cash and due from banks, beginning of year            1,750       1,384
Cash and due from banks, end of period             $  1,780    $  1,743

Interest paid                                        $2,755      $2,364

Income taxes paid, net                                 $228        $131

Noncash investing activities                           $188        $123

Noncash financing activities                            $23          $-

Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                          Three Months Ended Nine Months Ended
                                             September 30,      September 30,
                                           1994      1993      1994     1993
INTEREST REVENUE
Interest-bearing deposits
 with banks                              $   27    $   51    $   85   $  167
Federal funds sold                            3         9         9       18
Securities purchased under
 resale agreements                          114        96       318      305
Securities borrowed                          56        29       129      110
Trading assets                              700       663     2,221    1,706
Securities available for sale
  Taxable                                    76         -       201        -
  Exempt from federal income taxes           29         -        72        -
Investment securities
  Taxable                                     -        94         -      262
  Exempt from federal income taxes            -        15         -       46
Loans                                       202       220       638      651
Total interest revenue                    1,207     1,177     3,673    3,265
INTEREST EXPENSE
Deposits
  In domestic offices                        76        56       183      164
  In foreign offices                        165       217       467      605
Trading liabilities                         180       121       613      292
Securities sold under repurchase
 agreements                                 226       241       674      668
Other short-term borrowings                 225       155       603      434
Long-term debt                               71        45       190      161
Total interest expense                      943       835     2,730    2,324
NET INTEREST REVENUE                     $  264    $  342    $  943   $  941

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $169 million for the quarter ended September 30, 1994, or $1.98 primary earnings per share. In the third quarter of 1993, the Corporation earned $310 million, or $3.60 primary earnings per share.

     For the first nine months of 1994, net income was $514 million, or $5.97 primary earnings per share. For the nine months ended September 30, 1993, income before cumulative effects of accounting changes was $791 million, or $9.14 primary earnings per share.

     On January 1, 1994, the Corporation adopted FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." The Interpretation requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities, except where such gains and losses arise from contracts covered by qualifying master netting agreements. It was the Corporation's former policy to record such unrealized gains and losses on a net basis on the balance sheet. As the result of this adoption, at September 30, 1994 the Corporation's consolidated total assets and total liabilities each increased by approximately $13 billion. Effective January 1, 1993, the Corporation adopted Statements of Financial Accounting Standards ("SFAS") for postretirement benefits other than pensions (SFAS 106) and postemployment benefits (SFAS 112). In adopting SFAS 106 and SFAS 112 the Corporation recorded charges to earnings of $100 million and $7 million, respectively, (or $70 million and $5 million, respectively, net of income taxes) in the first quarter of 1993 for the cumulative effects of these changes in accounting principles.


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

Business Functions Profitability
(Income Before Cumulative Effects of Accounting Changes - in millions)

                           Third   Second
                            Qtr.     Qtr. Increase     Nine Months Increase
                           1994     1994(Decrease)    1994    1993(Decrease)

Client Finance             $ 19     $ 36     $(17)    $ 98    $ 53    $  45
Client Advisory               4       23      (19)      57      50        7
Client Financial Risk
 Management                  67       50       17      231     249      (18)
Client Transaction
 Processing                  20       26       (6)      78      49       29
Trading and Positioning      68       52       16       71     410     (339)
Unallocated                  (9)      (6)      (3)     (21)    (20)      (1)
Total                      $169     $181     $(12)    $514    $791    $(277)

     Client Finance - Client Finance income was $19 million in the third quarter of 1994, down from $36 million in the second quarter. Income for the first nine months of 1994 rose to $98 million, more than 80 percent above the results from the comparable nine month period in 1993. The nine month growth was principally attributable to strong 1994 performance in loan syndications and high yield bond underwritings, accompanied by a significant improvement in the credit cost related to the loan portfolio. The third quarter decline versus the second quarter was principally attributable to a modest provision for credit losses in the third quarter and a slowdown in U.S. high-yield bond underwriting.

     Client Advisory - Client Advisory income was $4 million in the third quarter of 1994, a decline of $19 million from the second quarter. Income rose nearly 15 percent in the first nine months of 1994, to $57 million, versus the comparable nine month period in 1993. The majority of products, particularly funds management products in Australia, earned higher revenue in the first nine months of 1994. Both the private banking and core investment management areas experienced improved revenue performance during 1994 which was largely offset by increased staffing costs. Performance-based funds management fees were down from 1993 levels. This function also produced improved results in 1994 at the Corporation's Chilean insurance subsidiary, Consorcio Nacional de Seguros S.A. The third quarter decline versus the second quarter principally was due to the Corporation's provision for a contingency in the funds management business taken at September 30, 1994, the impact of which was reflected in the amount unallocated to business functions at that time. However, subsequent to this date, the contingency was realized and the effect has been reflected in the Client Advisory Function. Also contributing to the third quarter decline was a slight reduction in the profitability of Consorcio and continued investment in the funds management and risk advisory/risk merchant banking business.

     Client Financial Risk Management - Client Financial Risk Management income rose during the third quarter of 1994 to $67 million, up from $50 million in the second quarter. Income for the first nine months of 1994 was $231 million, slightly below the record results of $249 million achieved in the comparable nine-month period in 1993. For the nine months ended 1994, demand in the emerging markets of Southeast Asia and Latin America from all types of clients continued to show a substantial increase and results by major product sub-groupings were all generally comparable with 1993 levels. The results during the third quarter generally reflected an improvement in the demand for risk management products from U.S. clients (principally corporations). During the third quarter, commodity and equity derivatives in particular continued to show increased performance.

     Client Transaction Processing - Client Transaction Processing income was $20 million in the third quarter of 1994, down $6 million from the second quarter. Income for the first nine months of 1994 rose nearly 60 percent, to $78 million, from the comparable nine-month period in 1993. Transaction processing volumes generally remained at levels above the comparable 1993 periods. However, during the third quarter of 1994, corporate trust, futures brokerage and securities lending volumes all declined modestly.

     Trading and Positioning - Trading and Positioning income during the third quarter of 1994 increased $16 million from the second quarter, to $68 million. Income for the first nine months of 1994 was $71 million versus the record results achieved during the comparable nine-month period in 1993. Although the market conditions continue to remain generally unfavorable, the third quarter showed improvement principally as a result of trading in the markets of Latin America and, to a lesser extent, those throughout Asia.


REVENUE

     The table below shows net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                             Quarter Ended  Nine Months Ended
                                             September 30,       September 30,
                                          1994      1993      1994     1993
NET INTEREST REVENUE (in millions)
Book basis                                $264      $342    $  943     $941
Tax equivalent adjustment                   18        22        60       57
Fully taxable basis                       $282      $364    $1,003     $998

AVERAGE BALANCES (in millions)
Interest-earning assets                $72,493   $80,121   $75,848  $76,936
Interest-bearing liabilities            70,402    72,625    73,150   69,574
Earning assets financed by
 noninterest-bearing funds             $ 2,091   $ 7,496   $ 2,698  $ 7,362

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets          6.70%     5.94%     6.58%    5.77%
Cost of interest-bearing liabilities      5.31      4.56      4.99     4.47
Interest rate spread                      1.39      1.38      1.59     1.30
Contribution of noninterest-bearing
 funds                                     .15       .42       .18      .43
Net interest margin                       1.54%     1.80%     1.77%    1.73%

     Net interest revenue for the third quarter of 1994 totaled $264 million, down $78 million from the third quarter of 1993. Of this decline, $63 million was from trading-related net interest revenue, as shown below. Overall, interest rate spreads remained relatively constant compared with the comparable 1993 period, however, net interest margin declined due to a decrease in the level of average interest-earning assets.

     Net interest revenue was $943 million for the first nine months of 1994, up $2 million from the first nine months of 1993. The nontrading-related net interest revenue component for the nine-month period of 1994 was $533 million, up $6 million from the comparable 1993 period. The Corporation's 29 basis point improvement in interest rate spread was offset in part by a lower contribution from average non-interest bearing liabilities.

     The corporation views trading revenue and trading-related net interest revenue in combination, as quantified below (in millions):


                                             Quarter Ended  Nine Months Ended
                                             September 30,     September 30,
                                           1994      1993      1994     1993

Trading Revenue                            $278      $431      $416   $1,182
Trading-Related Net
  Interest Revenue                          112       175       410      414
Total                                      $390      $606      $826   $1,596


                 Third Quarter 1994 vs. Third Quarter 1993

     This combined total for the third quarter of 1994 was $390 million, a $216 million decrease from the then-record results achieved in the third quarter of 1993 but was up $145 million, or 59 percent, from the second quarter of 1994. The firm's traditional interest, currency and equity risk management products, along with trading and positioning activities in the emerging markets of Latin America, contributed to the current quarter's trading revenue.

                   Nine Months 1994 vs. Nine Months 1993

     For the nine months ended September 30, 1994, the combined trading revenue and trading-related net interest revenue decreased $770 million. This decline was primarily attributable to lower revenue from proprietary trading and positioning activities, as market conditions continued to remain difficult during the first nine months of 1994. The main areas of reduced revenue, from the record results achieved during the comparable nine-month period in 1993, were in interest rate-sensitive securities and foreign exchange trading. Also positively impacting trading revenue and net interest revenue for the nine months ended September 30, 1994 was the sale of Brazilian Brady and Past-Due Interest bonds.

     Shown below is a comparison of the components of noninterest revenue (in millions).

                             Quarter Ended          Nine Months Ended
                             September 30, Increase   September 30,   Increase
                           1994     1993  (Decrease)    1994    1993 (Decrease)

Trading                    $278     $431    $(153)  $  416  $1,182    $(766)
Fiduciary and funds
 management                 188      183        5      563     518       45
Fees and commissions
  Corporate finance fees     76      119      (43)     299     299        -
  Service charges on
   deposit accounts          21       22       (1)      65      69       (4)
  Acceptances and letters
   of credit commissions     12       13       (1)      33      38       (5)
  Other                      54       44       10      143     112       31
Total fees and commissions  163      198      (35)     540     518       22
Securities available for
 sale gains                  28        -       28       51       -       51
Investment securities gains   -        3       (3)       -      15      (15)
Other noninterest revenue
  Insurance premiums         43       30       13      139      95       44
  Net revenue from equity
   investment transactions,
   including write-offs       4       64      (60)      59     122      (63)
  Other                       3       20      (17)      81      45       36
Total other noninterest
 revenue                     50      114      (64)     279     262       17
Total noninterest revenue  $707     $929    $(222)  $1,849  $2,495    $(646)

                 Third Quarter 1994 vs. Third Quarter 1993

     Fiduciary and funds management revenue totaled $188 million for the third quarter, up $5 million, or 3 percent, from the same period last year. Higher revenue resulted from continued growth in global private banking assets under management, global custody and securities lending. These results were mostly offset by lower performance-based funds management fees.

     Fees and commissions of $163 million decreased by $35 million, or 18 percent, from the third quarter of 1993. Corporate finance fees decreased by $43 million, to $76 million, due to decreases in financing and advisory activities.

     Other noninterest revenue totaled $50 million, down $64 million from the prior year's quarter. This decline was due in part to a $60 million decrease in net revenue from equity investment transactions. Also impacting other noninterest revenue at September 30, 1994, was a provision for a contingency in the funds management business similar to a charge taken earlier in 1994. Subsequent to this date, the contingency has been realized. This decline in revenue was offset in part by higher insurance premium revenue from operations in Chile and an increase in equity in income of unconsolidated subsidiaries.

                   Nine Months 1994 vs. Nine Months 1993

     Fiduciary and funds management revenue of $563 million increased $45 million, or 9 percent, from the first nine months of 1993. Continued growth in global private banking assets under management contributed significantly to this increase. Increases were also recorded by most other business activities within this revenue category, except for performance-based funds management fees, which declined during this period.

     Fees and commissions increased $22 million, or 4 percent, from the first nine months of 1993. Corporate finance fees of $299 million were unchanged from the first nine months of 1993. Higher fees from loan syndication and private placement activities, were mostly offset by lower leasing syndication and securities underwriting fees.

     Other noninterest revenue totaled $279 million, up $17 million from the first nine months of 1993. This increase was due to several factors including a $44 million increase in insurance premium revenue from operations in Chile, the impact of an insurance settlement related to the January 1993 fire at the Corporation's headquarters at 280 Park Avenue, a lower level of losses from the revaluation of non-trading foreign currency investments and an increase in equity in income of unconsolidated subsidiaries. These results were offset in part by a $63 million decrease in net revenue from equity investment transactions as well as the previously mentioned provision and subsequent realization of a contingency in the funds management business.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

     The provision for credit losses for the current and prior year third quarter was $17 million. Net charge-offs for the quarter were $28 million, down from $33 million a year ago. Nonrefinancing country net charge-offs for the current quarter were $33 million, which included $32 million of real estate loans, compared with $45 million in the prior year's third quarter, which included $27 million of real estate loans. Refinancing country net recoveries for the third quarter of 1994 were $5 million, compared with $12 million of net recoveries in last year's third quarter.

     For the nine months ended September 30, 1994, the provision for credit losses was $17 million, down from $70 million for the corresponding period in the prior year, reflecting the improved trend in asset quality. Total net charge-offs for the first nine months of 1994 were $12 million, compared with $205 million a year ago. Nonrefinancing country net charge-offs were $47 million in the first nine months of 1994, and included $46 million of real estate loans. In the first nine months of 1993, the Corporation recorded $213 million of nonrefinancing country net charge-offs, which included charge-offs of $79 million which resulted from the sale of Mexican government Par Bonds and Discount Bonds, as well as $78 million of real estate loans and $16 million of loans to highly leveraged borrowers.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                            Quarter Ended   Nine Months Ended
                                            September 30,      September 30,
                                          1994      1993      1994     1993
Allowance for credit losses

Balance, beginning of period            $1,340    $1,501    $1,324   $1,620
Net charge-offs
  Charge-offs                               37        55        75      260
  Recoveries                                 9        22        63       55
Total net charge-offs*                      28        33        12      205
Provision for credit losses                 17        17        17       70
Balance, end of period                  $1,329    $1,485    $1,329   $1,485

*Components:
   Secured by real estate                  $12      $ 26      $ 24     $ 76
   Real estate related                      20         1        22        2
   Highly leveraged                          1        (1)       (8)      16
   Other                                     -        19         9      119
   Refinancing country                      (5)      (12)      (35)      (8)
Total                                      $28      $ 33      $ 12     $205

     The allowance for credit losses, at $1.329 billion at September 30, 1994, was down $11 million from its level at June 30, 1994, and was up $5 million from December 31, 1993. The allowance was equal to 192 percent, 180 percent and 136 percent of total cash basis loans at September 30, 1994, June 30, 1994 and December 31, 1993, respectively. The Corporation believes that its allowance must be viewed in its entirety and therefore is available for potential credit losses in its entire portfolio, including loans, credit-related commitments, derivatives and other financial instruments.

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's portfolio.


EXPENSES

                 Third Quarter 1994 vs. Third Quarter 1993

     Total noninterest expenses of $713 million decreased by $76 million, or 10 percent, from the third quarter of 1993. Incentive compensation and employee benefits expense decreased $129 million, or 40 percent, due almost entirely to lower bonus expense reflecting the reduced earnings. Salaries expense increased $24 million, or 14 percent, from the third quarter of 1993. The average number of employees increased by 5 percent versus the same period, to 14,094. Of this increase, approximately 75 percent was in business growth areas in BT Australia Limited, Asian merchant banking and Chilean insurance subsidiaries.

     All other expenses totaled $316 million for the quarter, up $29 million, or 10 percent, from last year's third quarter. Increases in the provision for policyholder benefits, agency personnel fees and service bureaus accounted for substantially all of this increase.

                   Nine Months 1994 vs. Nine Months 1993

     Total noninterest expenses of $2.042 billion for the first nine months of 1994 decreased by $177 million from the first nine months of 1993. Incentive compensation and employee benefits expense decreased $349 million, or 38 percent almost entirely due to lower bonus expense reflecting the reduced earnings. Salaries expense increased $58 million, or 11 percent, from the first nine months of 1993. The average number of employees increased by 5 percent versus the same period, to 13,856.

     All other expenses for the first nine months of 1994 totaled $915 million, up $114 million, or 14 percent, from the first nine months of 1993. Increases in the provision for policyholder benefits, service bureaus, agency personnel fees and minority interest accounted for substantially all of this increase.


INCOME TAXES

     Income tax expense for the third quarter of 1994 amounted to $72 million, compared with $155 million for the third quarter of 1993. For the first nine months of 1994, income tax expense was $219 million, compared with $356 million for the first nine months of 1993. The effective tax rate was 30 percent for the quarter and nine months ended September 30, 1994, compared with 33 percent and 31 percent for the quarter and nine months ended September 30, 1993, respectively. The nine month figure for 1993 excludes the income taxes included in the reported cumulative effects of accounting changes for SFAS 106 and SFAS 112.


EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing those amounts by the average number of common and common equivalent shares outstanding during the period.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price if it is higher than the average market price. At no time during the three and nine month periods ended September 30, 1994 and 1993 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):


                                            Quarter Ended   Nine Months Ended
                                            September 30,      September 30,
                                          1994      1993      1994     1993

Earnings applicable to common stock:
  Income before cumulative effects
   of accounting changes                  $161      $305      $492     $774
  Cumulative effects of accounting changes   -         -         -      (75)
  Net income                              $161      $305      $492     $699

Average number of common shares
 outstanding                            78.564    82.159    79.430   82.625

Primary earning per share
  Average number of common and common
   equivalent shares outstanding        81.377    84.648    82.397   84.656

Fully diluted earnings per share
  Average number of common and common
   equivalent shares outstanding -
   assuming full dilution               81.427    84.792    82.429   84.832

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                                CONDENSED AVERAGE BALANCE SHEETS
                                                            (in millions)

                                                  3rd Qtr  2nd Qtr  4th Qtr
                                                   1994     1994       1993
ASSETS
Interest-bearing deposits with banks           $  1,164 $  1,273    $ 2,042
Federal funds sold                                  326      425        488
Securities purchased under resale
 agreements                                      12,777   13,007      8,791
Securities borrowed                               5,136    4,622      2,343
Trading assets                                   34,151   35,977     41,942
Securities available for sale
  Taxable                                         6,176    4,828          -
  Exempt from federal income taxes                1,008    1,389          -
    Total securities available for sale           7,184    6,217          -
Investment securities
  Taxable                                             -        -      5,541
  Exempt from federal income taxes                    -        -      1,030
    Total investment securities                       -        -      6,571
Loans                                            11,755   12,586     14,211
    Total interest-earning assets                72,493   74,107     76,388
Cash and due from banks                           1,970    1,826      1,971
Noninterest-earning trading assets               21,511   19,297      3,772
All other assets                                  7,728    8,015      6,528
Allowance for credit losses                      (1,346)  (1,349)    (1,494)
    Total                                      $102,356 $101,896    $87,165

LIABILITIES
Interest-bearing deposits
  In domestic offices                          $  6,044 $  6,193    $ 8,511
  In foreign offices                             11,728   11,144     12,410
    Total interest-bearing deposits              17,772   17,337     20,921
Trading liabilities                               9,884    9,616      7,430
Securities sold under repurchase agreements      20,092   22,265     21,671
Other short-term borrowings                      16,970   16,361     14,504
Long-term debt                                    5,684    5,618      5,450
    Total interest-bearing liabilities           70,402   71,197     69,976
Noninterest-bearing deposits                      3,689    3,623      3,932
Noninterest-bearing trading liabilities          17,056   14,748      1,694
All other liabilities                             6,147    7,280      6,883
    Total liabilities                            97,294   96,848     82,485

PREFERRED STOCK OF SUBSIDIARY                       250      250        250

STOCKHOLDERS' EQUITY
Preferred stock                                     448      450        250
Common stockholders' equity                       4,364    4,348      4,180
    Total stockholders' equity                    4,812    4,798      4,430
    Total                                      $102,356 $101,896    $87,165

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

                Third Quarter 1994 vs. Second Quarter 1994

     The Corporation's average total assets amounted to $102.4 billion for the third quarter of 1994, an increase of $460 million from the second quarter of 1994. Average interest-earning assets decreased $1.6 billion, or 2 percent, and the proportion of interest-earning assets to total assets decreased slightly, from 73 percent to 71 percent. The decrease in interest-earning assets was primarily due to the decrease in interest-earning trading assets (down $1.8 billion, or 5 percent). As a percentage of average total assets, interest-earning trading assets decreased from 35 percent to 33 percent in the third quarter of 1994.

     Interest-bearing liabilities decreased $795 million from the second quarter of 1994. This decrease was primarily attributable to a decrease in securities sold under repurchase agreements (down $2.2 billion, or 10 percent) offset in part by increases in other short-term borrowings (up $609 million, or 4 percent) and total interest-bearing deposits (up $435 million, or 3 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities decreased slightly to 53 percent, from 54 percent in the second quarter of 1994.

                Third Quarter 1994 vs. Fourth Quarter 1993

     The Corporation's average total assets for the third quarter of 1994, increased $15.2 billion, or 17 percent, from the fourth quarter of 1993. Noninterest-earning trading assets increased $17.7 billion due primarily to the adoption of FASB Interpretation No. 39, effective January 1, 1994. Average interest-earning assets decreased $3.9 billion and the proportion of interest-earning assets to total assets decreased, from 88 percent to 71 percent, due primarily to the adoption of FASB Interpretation No. 39. The decrease in interest-earning assets was primarily due to decreases in interest-earning trading assets (down $7.8 billion, or 19 percent) and loans (down $2.5 billion, or 17 percent) offset by increases in securities purchased under resale agreements (up $4.0 billion, or 45 percent) and securities borrowed (up $2.8 billion, or 119 percent). As a percentage of average total assets, interest-earning trading assets decreased from 48 percent to 33 percent in the third quarter of 1994, while loans decreased from 16 percent to 11 percent.

     Average total liabilities increased $14.8 billion, or 18 percent, from the fourth quarter of 1993. Noninterest-bearing trading liabilities increased $15.4 billion due primarily to the adoption of FASB Interpretation No. 39. Interest-bearing liabilities increased $426 million from last year's fourth quarter. This increase was primarily attributable to higher levels of trading liabilities (up $2.5 billion, or 33 percent) and other short-term borrowings (up $2.5 billion, or 17 percent) offset by a decrease in total interest-bearing deposits (down $3.1 billion, or 15 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities increased slightly to 53 percent, from 52 percent in the fourth quarter of 1993.

                  Trading Assets and Trading Liabilities

     The components of these accounts, which are carried at market value, were as follows (in millions):


                                               September 30,December 31,
                                                       1994        1993

TRADING ASSETS
U.S. government and agency securities               $17,015     $19,648
Obligations of U.S. states and
 political subdivisions                                 158         494
Foreign government securities                         7,045      13,229
Corporate debt securities                             6,147       5,565
Equity securities                                     4,316       3,804
Bankers acceptances and certificates
 of deposit                                           1,707       2,178
Swaps, options and other
 derivative contracts (1)                            14,300         732
Other                                                 3,492       2,626
Total trading assets                                $54,180     $48,276

TRADING LIABILITIES
Securities sold, not yet purchased
  U.S. government and agency securities             $ 5,236      $4,023
  Foreign government securities                       1,725       3,099
  Equity securities                                   2,370       1,644
  Other                                                 361         583
Swaps, options and other
 derivative contracts (1)                            11,967           -
Total trading liabilities                           $21,659      $9,349

(1)Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with FASB Interpretation No. 39, at September 30, 1994. At December 31, 1993, prior to the adoption of FASB Interpretation No. 39, the Corporation's policy was to record the unrealized gains and losses on these contracts on a net basis.

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions):


                                           September 30, June 30,December 31,
                                                   1994     1994        1993

Fair value                                       $7,036   $6,961     $7,073
Amortized cost                                    6,855    6,783      6,898
Excess of fair value over
 amortized cost (1)                              $  181   $  178     $  175

(1) Components:
      Unrealized gains                             $240     $254      $ 308
      Unrealized losses                             (59)     (76)      (133)
                                                   $181     $178      $ 175


                              Long-term Debt

     During the third quarter of 1994, the Corporation obtained $897 million of cash proceeds from the issuances of long-term debt and repaid $429 million of long-term debt. The larger of these debt issuances were as follows (in millions):


                                                                Face Amount

Parent Company
Japanese Yen Libor Linked Notes
 due December 1995 to October 2001                                  $158


Bankers Trust Company
Redeemable Preference Securities due September 1996                 $433


                    Preferred Stock Issuance/Redemption

     On August 22, 1994, the Parent Company issued $150 million, or 6 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series R (Liquidation Preference - $2,500 per share) ("Series R"). At the option of the Parent Company, the Series R may be redeemed, in whole or in part, on or after September 1, 1999, at $2,500 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

     Dividends on the Series R are cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year. The dividend rate is determined by a formula that considers the interest rates of selected short- and long-term U.S. Treasury securities at the time the rate is set. In no event will the dividend rate be less than 4 1/2 percent per annum.

     A more detailed description of the terms of the Series R is contained in the Prospectus, as supplemented, which was filed with the Securities and Exchange Commission.

     During the third quarter of 1994, the Parent Company redeemed its Fixed/Adjustable Rate Cumulative Preferred Stock, Series D.

     As a result of the issuance and redemption of preferred stock during the quarter, the preferred stock component of total stockholders' equity decreased by $55 million.

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

     At September 30, 1994, total net end-user derivative unrealized losses were $297 million, compared to $199 million of total net end-user derivative unrealized losses at June 30, 1994. The $98 million increase during the third quarter of 1994 was due to significant increases in interest rates.

     The following table provides the gross gains and gross losses not yet recognized in the financial statements for end-user derivatives applicable to certain hedged assets and liabilities (in millions):

                                                    Other
                                                   short-
                                      Interest-      term     Long-
                                Other   bearing   borrow-      term
September 30, 1994             assets  deposits      ings      debt    Total
Interest Rate Swap
  Pay Variable Unrealized Gain    $-     $  29       $ 2     $  33    $  64
  Pay Variable Unrealized (Loss)   -      (118)       (4)     (170)    (292)
  Pay Variable Net                 -       (89)       (2)     (137)    (228)
  Pay Fixed Unrealized Gain        -        56         -        13       69
  Pay Fixed Unrealized (Loss)      -       (48)        -       (29)     (77)
  Pay Fixed Net                    -         8         -       (16)      (8)
  Total Unrealized Gain            -        85         2        46      133
  Total Unrealized (Loss)          -      (166)       (4)     (199)    (369)
  Total Net                       $-     $ (81)      $(2)    $(153)   $(236)

Currency Swap
  Unrealized Gain                 $-       $ 4       $ 1      $ 13     $ 18
  Unrealized (Loss)                -        (6)       (1)      (17)     (24)
  Net                             $-       $(2)      $ -      $ (4)    $ (6)

Equity Swap/Collar
  Unrealized Gain               $  8        $-        $-        $-     $  8
  Unrealized (Loss)              (63)        -         -         -      (63)
  Net                           $(55)       $-        $-        $-     $(55)

Total Unrealized Gain           $  8     $  89       $ 3     $  59    $ 159
Total Unrealized (Loss)          (63)     (172)       (5)     (216)    (456)
Total Net                       $(55)    $ (83)      $(2)    $(157)   $(297)

     Derivatives which are used to manage the risks associated with securities available for sale are carried at fair value. The unrealized gains and unrealized losses on derivatives included in securities available for sale amounted to $40 million and $20 million, respectively, at September 30, 1994, with the corresponding offset to securities valuation allowance in stockholders' equity.

     End-user derivatives used to manage foreign exchange risk associated with net investments in foreign subsidiaries generated a net unrealized loss of $14 million.

     For pay variable and pay fixed interest rate swaps entered into as end user, the weighted average receive rate and weighted average pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at September 30, 1994 were as follows ($ in millions):

Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1994            $ 2,772    4.48%    5.00%  $1,290    4.96%    5.17% $ 4,062

1995-1996        10,616    5.44     4.88    3,504     4.46    5.80   14,120

1997-1998         3,424    5.51     4.94    1,647     4.65    6.09    5,071

1999 and thereafter 4,963  6.09     5.09    1,876     4.60    6.96    6,839
Total           $21,775                    $8,317                   $30,092

All rates were those in effect at September 30, 1994.


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

     Based on their respective regulatory capital ratios at September 30, 1994, both Bankers Trust Company ("BTCo.") and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     All three regulatory capital ratios, at both September 30, 1994 and December 31, 1993, excluded any benefit from the adoption of SFAS 115.

     The table below indicates the regulatory capital ratios of the Corporation and BTCo. and the minimum regulatory guidelines.

                                                                        FRB
                                                                    Minimum
                                       September 30, December 31, Regulatory
                                                1994         1993 Guidelines
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                               8.22%        8.50%       4.0%
  Total Capital                               13.48%       14.46%       8.0%
Leverage Ratio                                 5.54%        6.28%       3.0%

BTCo.
Risk-Based Ratios
  Tier 1 Capital                               9.24%        9.38%       4.0%
  Total Capital                               12.10%       12.96%       8.0%
Leverage Ratio                                 6.09%        6.01%       3.0%


     The following were the essential components of the Corporation's risk-based capital ratios (in millions):

                                               September 30,December 31,
                                                        1994        1993

Tier 1 Capital                                        $4,393      $4,072
Tier 2 Capital                                         2,809       2,859
Total Capital                                         $7,202      $6,931

Total risk-weighted assets                           $53,413     $47,916

     During the first nine months of 1994, each of the Corporation's three regulatory capital ratios declined. The Tier 1 Capital and Total Capital ratios declined by 28 basis points and 98 basis points, respectively, as the increase in capital was more than offset by the increase in total risk-weighted assets. The Leverage Ratio decreased by 74 basis points as a result of a 22 percent increase in quarterly average total assets, primarily due to the adoption of FASB Interpretation No. 39. The $321 million increase in Tier 1 Capital was primarily attributable to the retention of earnings, the issuance of Series Q and Series R Preferred Stock and the inclusion of net deferred tax assets which are permissible for regulatory capital offset in part by the redemption of Series D Fixed/Adjustable Rate Cumulative Preferred Stock and the Corporation's previously announced stock repurchase plan. The Corporation's total risk-weighted assets at September 30, 1994 were $5.497 billion higher than at year-end 1993.

LIQUIDITY

     Liquidity management at the Corporation focuses on both asset liquidity and liability management. Enhancing asset liquidity remains a particularly important element of our liquidity management philosophy. At the same time, management is continually seeking opportunities to further diversify the Corporation's funding sources.

     Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets and securities available for sale. At September 30, 1994, the Corporation's liquid assets amounted to $88.1 billion, or 81 percent of gross total assets, compared with 81 percent and 77 percent, respectively, at June 30, 1994 and December 31, 1993.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 6.

     Cash and due from banks increased $30 million during the first nine months of 1994, as the net cash used in investing activities exceeded the sum of net cash provided by operating and financing activities. The $8.3 billion of net cash used in investing activities was largely the result of cash outflows from net changes in securities purchased under resale agreements ($5.5 billion), as well as from purchases of securities available for sale ($4.4 billion) and net changes in securities borrowed ($2.8 billion). These factors were partially offset by cash inflows from sales, maturities and other redemptions of securities available for sale ($4.0 billion). The $5.5 billion of net cash provided by operating activities primarily resulted from a $6.7 billion net change in trading assets and liabilities. Within the financing activities category, cash inflows from the net changes in other short-term borrowings ($2.5 billion), as well as from the issuance of long-term debt ($1.8 billion) and net changes in securities sold under repurchase agreements ($1.4 billion) were offset in part by cash outflows from repayments of long-term debt ($1.4 billion) and the net change in deposits ($1.1 billion).

     For the nine months ended September 30, 1993, cash and due from banks increased $359 million, as the sum of net cash provided by financing and investing activities exceeded the net cash used in operating activities. The $8.4 billion of net cash provided by financing activities resulted from increases of $5.4 billion in other short-term borrowings and $4.7 billion in securities sold under repurchase agreements, partially offset by a $2.7 billion decrease in deposits. Within the investing activities category, cash inflows from sales, maturities and other redemptions of investment securities ($6.3 billion) and net changes in loans ($1.7 billion) and securities borrowed ($1.6 billion) were offset in part by cash outflows from purchases of investment securities ($6.8 billion) as well as net changes in securities purchased under resale agreements ($1.6 billion).
The $10.1 billion of net cash used in operating activities primarily resulted from a $12.1 billion increase in net trading assets, offset in part by $1.3 billion of earnings adjusted for noncash charges and credits.


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at September 30, 1994 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval                                          Non-
                                                          interest-
                               Within     1 - 5     After   bearing
(in billions) September 30, 1994 1 year   years  5 years      funds    Total

Assets                        $ 74.3     $ 2.3     $ 3.1    $ 27.9  $ 107.6
Liabilities, preferred stock
 of subsidiary and preferred
 stock                         (73.2)     (4.1)     (1.6)    (24.3)  (103.2)
Common stockholders' equity        -         -         -      (4.4)    (4.4)
Effect of off-balance sheet
 hedging instruments            (3.8)      3.0        .8         -        -
Interest rate sensitivity gap $ (2.7)    $ 1.2     $ 2.3    $  (.8) $     -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                               September 30,December 31,
                                                       1994        1993
CASH BASIS LOANS (NONREFINANCING COUNTRY)
  Domestic
    Commercial and industrial                          $179        $285
    Secured by real estate                              278         306
    Financial institutions                               25          30
Total domestic                                          482         621
  International
    Commercial and industrial                           120          84
    Secured by real estate                               87         149
    Other                                                 2           2
Total international                                     209         235
Total cash basis loans (nonrefinancing country)         691         856

CASH BASIS LOANS (REFINANCING COUNTRY)
  International                                           2         118
Total cash basis loans                                 $693        $974

Ratio of cash basis loans to total loans                5.6%        6.4%

Ratio of allowance for credit losses to cash
 basis loans                                            192%        136%

RENEGOTIATED LOANS
Highly leveraged                                        $ -         $ 6
Secured by real estate                                   13          14
Other nonrefinancing country                              1           1
Total renegotiated loans                                $14         $21

OTHER REAL ESTATE                                      $330        $287

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                      $54        $ 85
Nonperforming derivative contracts                       13          16
Total other nonperforming assets                        $67        $101

Loans 90 days or more past due and still
 accruing interest                                      $16         $40

     An analysis of the changes in the Corporation's total cash basis loans during the first nine months of 1994 follows (in millions).


Balance, December 31, 1993                                         $974
Net transfers from accrual status                                    86
Net paydowns                                                        (93)
Charge-offs                                                         (71)
Transfers to other real estate                                      (72)
Transfers to other nonperforming assets                              (2)
Loan sales                                                          (47)
Other                                                               (82)
Balance, September 30, 1994                                        $693

     The Corporation's total cash basis loans amounted to $693 million at September 30, 1994, down $281 million, or 29 percent, from December 31, 1993. Nonrefinancing country cash basis loans decreased $165 million and the refinancing country component of the cash basis portfolio decreased $116 million during the first nine months of 1994.

     Within total nonrefinancing country cash basis loans were loans secured by real estate of $365 million and $455 million at September 30, 1994 and December 31, 1993, respectively. Also within nonrefinancing country cash basis loans, real estate related loans (included within the domestic commercial and industrial category in the table on page 27) decreased $31 million, to $27 million, during the first nine months of 1994. Other real estate increased by $43 million and assets acquired in credit workouts decreased by $31 million during the same period.

     The following table sets forth the approximate effect on interest revenue of cash basis loans and renegotiated loans. This disclosure reflects the interest on loans which were carried on the balance sheet and classified as either cash basis or renegotiated at September 30 of each year. The rates used in determining the gross amount of interest that would have been recorded at the original rate were not necessarily representative of current market rates.

                                                          Nine Months Ended
                                                            September 30,
(in millions)                                          1994        1993

Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                       $30         $44
  Less, interest, net of reversals, recognized
   in interest revenue                                    3           6
Reduction of interest revenue                            27          38
International Loans
  Gross amount of interest that would have
   been recorded at original rate                        12          38
  Less, interest, net of reversals, recognized
   in interest revenue                                    3          42
Reduction of (Increase in) interest revenue               9          (4)
Total reduction of interest revenue                     $36         $34

HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow are generally based on the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1993 Annual Report on Form 10-K, on page 45, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                  September 30,  December 31,
(in millions)                                           1994        1993
Loans
  Senior debt                                           $685      $1,314
  Subordinated debt                                      124         126
Total loans                                             $809      $1,440

Unfunded commitments
  Commitments to lend                                   $240        $603
  Letters of credit                                      183         201
Total unfunded commitments                              $423        $804

Equity investments                                      $401        $477

Commitments to invest                                   $165        $127

     The Corporation's outstanding loans were to 83 separate borrowers in 33 separate industry groups at September 30, 1994, compared to 105 separate borrowers in 35 separate industry groups at December 31, 1993. Processed foods and beverages, at 12 percent, was the only industry concentration which exceeded 10 percent of total HLT loans outstanding at September 30, 1994.

     In addition to the amounts shown in the table above, at September 30, 1994, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $2.1 billion (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first nine months of 1994, the Corporation originated $1.2 billion of HLT commitments, of which $413 million were sold, syndicated or participated, on a non-recourse basis.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at September 30, 1994 was less than $10 million. However, at September 30, 1994, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 6 separate highly leveraged borrowers.

     At September 30, 1994, $188 million of the HLT loan portfolio was on a cash basis. In addition, $6 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net recoveries of $8 million of HLT loans were recorded in the first nine months of 1994. In addition, the Corporation recorded a net gain of $40 million in connection with the sales and/or write-offs of its equity investments in highly leveraged companies during the first nine months of 1994.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $70 million during the first nine months of 1994 and that as of September 30, 1994, approximately $12 million of fees were deferred and will be recognized as future revenue.

     During the first quarter of 1994, the Corporation transferred approximately $238 million of outstanding loans to highly leveraged borrowers from its loan portfolio to trading. The transferred loans were carried at market value upon transfer to trading. None of the loans was classified as a nonperforming asset at the time of transfer. These and other trading assets have been excluded from the Corporation's HLT outstandings at September 30, 1994 as reported above. No significant impact on earnings was recorded as a result of this transfer.

RECENT DEVELOPMENTS

      Following the sharp increase in interest rates in the first quarter of this year, various counterparties experienced losses in connection with leveraged derivatives transactions they had entered into with certain subsidiaries of the Corporation. Various cases, which are being contested, have been brought against these subsidiaries seeking damages and other remedies. In addition, various regulatory authorities are investigating these events, and the Corporation is cooperating in those investigations. Finally, two shareholder derivative actions have been filed in connection with these events.

     The Corporation cannot predict the effect on the derivatives business generally, or the Corporation's derivative business in particular, of these events or of the current legislative, regulatory and media attention being given to the derivatives industry.

PART II. OTHER INFORMATION

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed two reports on Form 8-K during the quarter ended September 30, 1994.

         - The report dated July 22, 1994 filed the Corporation's Press Release dated July 22, 1994, which announced earnings for the quarter ended June 30, 1994.

         - The report dated August 12, 1994 filed an underwriting agreement covering the issuance and sale by Bankers Trust New York Corporation of 6,000,000 Depositary Shares, each representing a one-hundredth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series R and various other exhibits related to the issuance.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1994.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: GEOFFREY M. FLETCHER
                                       Geoffrey M. Fletcher
                                       Senior Vice President and
                                       Principal Accounting Officer