Form 10-K
period 1994-12-31
BANKERS TRUST NEW YORK CORP
filed 1995-03-10
CIK 9749

                      BANKERS TRUST NEW YORK CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994




Pages 2-13 represent portions of the 1994 Annual Report to Stockholders which are not required by the Form 10-K report and are not "filed" as part of the Form 10-K.

The Form 10-K cover page and cross reference index are on pages 89 and 90, respectively.

TABLE 1 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

- ----------------------------------------------------------------------------------------------------------------------------
($ in millions, except per share data)                           1994          1993          1992          1991         1990
- ----------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
  Net interest revenue (book basis)                           $ 1,172       $ 1,314       $ 1,147       $   737      $   793
  Noninterest revenue                                           2,473         3,364         2,331         2,522        2,327

  Income before cumulative effects of accounting changes      $   615       $ 1,070       $   639       $   667      $   665
  Cumulative effects of accounting changes                         --           (75)          446            --           --
- ----------------------------------------------------------------------------------------------------------------------------
  Net income                                                  $   615       $   995       $ 1,085       $   667      $   665
============================================================================================================================
PER COMMON SHARE
  Primary Earnings Per Share
    Income before cumulative effects of accounting changes    $  7.17       $ 12.40       $  7.23       $  7.65      $  7.71
    Cumulative effects of accounting changes                       --          (.89)         5.30            --           --
- ----------------------------------------------------------------------------------------------------------------------------
  Net income                                                  $  7.17       $ 11.51       $ 12.53       $  7.65      $  7.71
============================================================================================================================
  Fully Diluted Earnings Per Share
    Income before cumulative effects of accounting changes    $  7.17       $ 12.29       $  7.22       $  7.65      $  7.70
    Cumulative effects of accounting changes                       --          (.88)         5.29            --           --
- ----------------------------------------------------------------------------------------------------------------------------
  Net income                                                  $  7.17       $ 11.41       $ 12.51       $  7.65      $  7.70
============================================================================================================================
  Cash dividends declared                                     $  3.70       $  3.24       $  2.88       $ 2.605      $2.3825
    -- as a percentage of net income (1)                           52%           26%           40%           34%          31%
  Book value, end of year (2)                                   53.67         51.90         43.23         34.93        30.70
  Market price
    High                                                           84 5/8        83 1/2        70 1/8        68           46 3/4
    Low                                                            54 3/4        65 3/4        50            39 1/2       28 1/2
    End of year                                                    55 3/8        79 1/8        68 1/2        63 3/4       43 3/8
  Price/earnings ratio, end of year (1)                           7.7x          6.4x          9.5x          8.3x         5.6x
  Cash dividend yield, end of year                                7.2%          4.5%          4.6%          4.4%         5.9%

AT YEAR END
  Total assets                                                $97,016       $92,082       $72,886       $63,959      $63,596
  Long-term debt                                                6,455         5,597         3,992         3,081        2,650
  Preferred stock of subsidiary                                   250           250            --            --           --
  Common stockholders' equity                                   4,309         4,284         3,621         2,912        2,524
  Total stockholders' equity                                    4,704         4,534         4,121         3,412        3,024

PROFITABILITY RATIOS
  Return on average common stockholders' equity (1)             13.48%        26.33%        19.52%        23.10%       26.74%
  Return on average total stockholders' equity (1)              12.97%        25.01%        17.65%        20.59%       24.10%
  Return on average total assets (1)                              .59%         1.25%          .86%         1.09%        1.04%

CAPITAL RATIOS
  Common stockholders' equity to total assets, end of year       4.44%         4.65%         4.97%         4.55%        3.97%
  Total stockholders' equity to total assets, end of year        4.85%         4.92%         5.65%         5.33%        4.76%
  Average total stockholders' equity to average total assets     4.52%         4.91%         5.44%         5.29%        4.30%
  Risk-based capital ratios (1992 year-end guidelines) (3)
    Tier 1 capital                                               9.05%         8.50%         7.75%         6.11%        5.43%
    Total capital                                               14.77%        14.46%        13.64%        10.86%       10.03%
  Leverage Ratio                                                 5.26%         6.28%         6.05%         5.15%        4.49%

EMPLOYEES, AT DECEMBER 31
  In domestic offices                                           8,258         8,300         8,096         7,745        8,689
  In foreign offices                                            6,271         5,271         4,821         4,343        4,626
- ----------------------------------------------------------------------------------------------------------------------------
    Total                                                      14,529        13,571        12,917        12,088       13,315
============================================================================================================================

(1) These figures exclude the cumulative effects of accounting changes recorded in 1993 and 1992.

(2) This calculation includes the effect of common shares issuable under deferred stock awards.

(3) All three regulatory capital ratios, at both December 31, 1994 and 1993, exclude any benefit from the adoption of SFAS 115.





14 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

Management's discussion and analysis of Bankers Trust New York Corporation's results of operations and financial condition appears on pages 15 through 41. The discussion and analysis should be read in conjunction with the financial statements and supplemental financial data which begin on page 44.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS

Bankers Trust New York Corporation and subsidiaries (the "Corporation", or the "Firm") earned $615 million, or $7.17 primary earnings per share for 1994. Income before cumulative effects of accounting changes for 1993 was a record $1.070 billion, or $12.40 primary earnings per share.

     The 1994 results reflected significant declines in trading and trading-related net interest revenue from the record results achieved in 1993, as market conditions were persistently difficult throughout the year. The 1994 results also reflected record levels of fees and commissions and fiduciary and funds management revenue as well as a decline in noninterest expenses and a lower provision for credit losses.

     The Corporation's business and its profitability are affected by a wide range of financial, market, regulatory, political and other factors. During the first quarter of 1995, these factors have created a very difficult business environment. The first quarter to date has shown a deterioration of market conditions in many Latin American countries, continuing slowness in the market for risk management products and unsettled global market conditions, interspersed with several serious market shocks. These adverse factors have created business conditions significantly more difficult than those of the fourth quarter of 1994 resulting in significant declines in many parts of the Corporation's business which, in turn, have negatively impacted earnings. In particular, the Corporation has experienced losses in certain of its Latin America and other trading positions as well as a sharp fall off in revenues from the sale of risk management products. The Corporation cannot predict when the business environment will improve. Management of the Corporation is implementing a number of significant expense reduction programs. Without considering a possible charge in connection with the expense reduction programs, the Corporation estimates that the first quarter will show an after-tax loss of up to approximately $125 million. The Corporation's capital base and liquidity position remain very strong.

BUSINESS FUNCTIONS

In addition to the reported income statement categories, the Corporation breaks down and analyzes its businesses on the basis of five interrelated business functions which represent its core business activities. Their definitions and respective shares of income before cumulative effects of accounting changes are presented below:

- --   Client Finance: Meeting the credit and capital needs of clients.

- --   Client Advisory: Providing advice and structuring transactions designed to implement client financial strategies.

- --   Client Financial Risk Management: Helping clients manage their financial exposures.

- --   Client Transaction Processing: Providing operating and administrative services to clients.

- --   Trading and Positioning: Proprietary activity involving securities, derivatives, currency, commodity and funding transactions, as well as positions assumed as part of client risk management activities.

     Because the Corporation's business is complex in nature and its operations are highly integrated, it is impractical to segregate the respective contributions of the business functions with precision. For example, the Client Advisory function is difficult to split from the Client Finance function, since most complex financings include both an element of advice and the arrangement of credit to the client. Further, transactions undertaken for purposes of Client Financial Risk Management may contain an element of Client Finance or Trading and Positioning. Finally, the Trading and Positioning function serves as an element of support for client-based activities. As a result, estimates and subjective judgments have been made to apportion revenue and expenses among the business functions. In addition, certain revenue and expenses have been excluded from the business functions because, in the opinion of management, they could not be reasonably allocated or because their attribution to a particular function would be distortive. In 1994, 1993 and 1992 approximately $41 million, $59 million and $40 million, respectively, of corporate expenses and, in 1992, approximately $95 million of revenue (principally interest) were not allocated or attributed to business functions. The corporate expenses in all years included items such as premises costs for temporarily unoccupied space, and in 1994, also included a charge of $10 million with respect to a settlement with the Securities and Exchange Commission and the Commodity Futures Trading Commission. Despite these important qualifications concerning the precision of the allocation of income before cumulative effects of accounting changes among the functions, the Corporation believes that the categories and the amounts presented provide a reasonable insight into the sources of its income. Subject to the foregoing limitations, estimates and assumptions, a discussion of significant factors affecting the results is presented below.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 15

BUSINESS FUNCTIONS PROFITABILITY

(in millions) Year Ended December 31,         1994                1993
- ----------------------------------------------------------------------
Client Finance                                $140              $   76
Client Advisory                                 87                  63
Client Financial Risk Management               259                 336
Client Transaction Processing                   99                  60
Trading and Positioning                         71                 594
Other (unallocated)                            (41)                (59)
- ----------------------------------------------------------------------
Income Before Cumulative Effects              $615              $1,070
======================================================================

     Client Finance -- Client Finance activities generate net interest revenue and corporate finance fees from the following major products: debt and equity underwriting, commercial paper, lending, loan syndication, leasing, structured finance and private placements. Client Finance income in 1994 rose 84 percent, to $140 million, up from $76 million in 1993, mainly as a result of increased volumes of loan syndications throughout the year and lower credit costs attributable to the continuing improvement in the Corporation's loan portfolio.

     Client Finance income in 1993 rose to $76 million from a slight loss in 1992, principally due to a strong market for debt underwritings worldwide, improved profitability of loan syndications and a decline in credit costs.

     Client Advisory -- Client Advisory activities include asset management, trust advisory, mergers and acquisitions, strategic risk management, insurance and other specialized advisory services. These activities principally give rise to fiduciary and funds management revenue, and fees and commissions. Client Advisory income rose to $87 million in 1994 from $63 million in 1993, an increase of 38 percent. This increase was principally attributable to an overall increase in assets under management at the Corporation's BT Australia subsidiary, improved margins in the insurance business conducted by the Corporation's Chilean subsidiary, Consorcio Nacional de Seguros S.A., and higher merger and acquisition fees. These positive factors in 1994 were somewhat offset by lower levels of performance-based funds management fees.

     Client Advisory income in 1993 declined by approximately 45 percent, to $63 million from 1992. While the majority of services earned higher revenue than in 1992, this was offset by increased investments in human resources and technology necessary to support business expansion and enhance the related infrastructure. Performance-based funds management fees declined from their 1992 level.

     Client Financial Risk Management -- Primary risk management products include derivatives contracts related to interest rates, currencies, equities and commodities (or indices thereof), and credit. These products generate both trading and net interest revenue. Client Financial Risk Management income fell 23 percent in 1994 to $259 million, from a record $336 million in 1993. Uncertain market conditions and an overall slowdown in transaction volumes in the marketplace contributed to this decline in profitability. In addition, $35 million of trading revenue related to leveraged derivative transactions was not recognized due to credit concerns. See page 28 for a further discussion on leveraged derivative transactions.

     During 1993, the Corporation benefited from the expanded use of risk management products by clients on a global basis. As a result, Client Financial Risk Management income increased to $336 million in 1993, approximately a 50 percent increase from 1992.

     Client Transaction Processing -- This business function produces net interest revenue, fiduciary and funds management revenue, and fees and commissions from money transfer, securities custody and clearance, securities lending, and retirement plan recordkeeping and administrative services. In 1994, Client Transaction Processing income rose 65 percent, to $99 million, from $60 million in 1993. Key contributors to this increase were improved money transfer volumes and increased participation in securitized trust arrangements (involving collateralized mortgages and other types of asset-backed financings).

     Processing volumes in 1993 were up slightly from 1992. However, profit margins were generally flat to slightly down which, together with higher expenses due to significant investments in technology (designed to improve future margins), led to a modest decline in 1993.

     Trading and Positioning -- Trading and positioning activities involve U.S. government and agency securities, foreign government securities, various derivative positions (including those assumed on behalf of clients), currencies, equities (including private equities which are generally held for the intermediate- to long-term) and increasingly, commodities, which generate trading, net interest and other revenue. Trading and Positioning income in 1994 dropped 88 percent, to $71 million, from the record $594 million in 1993 as a result of the persistently difficult trading year.

     Trading and Positioning income in 1993 tripled as compared to 1992 as a result of favorable market conditions surrounding interest rates, and profitable trading opportunities in emerging markets, especially Latin America.

FINANCIAL REPORTING MATTERS

During the fourth quarter of 1994, the Corporation adopted Financial Accounting Standards Board ("FASB") Interpretation No. 41 ("FIN 41"), "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements." FIN 41 allows the netting, under certain circumstances, of certain repurchase and reverse repurchase agreements. It was the Corporation's former policy to record such transactions on a gross basis on the balance sheet. As the result of this adoption, at December 31, 1994, the Corporation's consolidated total assets and total liabilities each decreased by approximately $500 million.





16 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     On January 1, 1994, the Corporation adopted FASB Interpretation No. 39 ("FIN 39"), "Offsetting of Amounts Related to Certain Contracts." FIN 39 requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities, except where such gains and losses arise from contracts covered by qualifying master netting agreements. It was the Corporation's former policy to record such unrealized gains and losses on a net basis on the balance sheet. As the result of this adoption, at December 31, 1994, the Corporation's consolidated total assets and total liabilities each increased by approximately $12 billion.

     Effective December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." This accounting standard mandates that affected securities which are neither trading securities nor held to maturity be designated as available for sale and reported at fair value, with unrealized gains and losses recorded directly to a separate component of stockholders' equity. At December 31, 1993, the Corporation recorded a credit of $145 million ($88 million on an after-tax basis) in the securities valuation allowance component of stockholders' equity, representing the net unrealized gains on securities available for sale. The adoption of SFAS 115 had no effect on net income.

     On January 1, 1993, the Corporation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS 112, "Employers' Accounting for Postemployment Benefits." In adopting SFAS 106 and SFAS 112, the Corporation recorded charges to earnings of $100 million and $7 million, respectively, (or $70 million and $5 million, respectively, net of income taxes) as the cumulative effects of these changes in accounting principles. Effective January 1, 1992, the Corporation adopted SFAS 109, "Accounting for Income Taxes," resulting in the recording of a $446 million credit to earnings for the cumulative effect of that accounting change.

     As used throughout this Annual Report, the term "international" signifies information based on the domicile of the customer, whereas the term "foreign office" refers to the location in which the transaction is recorded.

STATEMENT OF INCOME ANALYSIS

NET INTEREST REVENUE

Net interest revenue for 1994 was $1.172 billion, down $142 million, or 11 percent, from 1993. Net interest revenue of $1.314 billion in 1993 increased by $167 million, or 15 percent, from the amount earned in 1992.

     The $142 million decrease in net interest revenue during 1994 was due to a $141 million, or 23 percent, decrease in trading-related net interest revenue, which totaled $460 million for 1994.

     A significant portion of the Firm's trading and risk management activities involve positions in interest rate instruments and related derivatives. The revenue from these activities can


TABLE 2 NET INTEREST REVENUE ANALYSIS

The table below presents the Corporation's trend of net interest revenue, average balances and rates. For further details on these statistics, see pages 80 through 82.

- --------------------------------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                           1994                1993                1992
- --------------------------------------------------------------------------------------------------------------
Net interest revenue
Book basis                                                     $ 1,172             $ 1,314             $ 1,147
Tax equivalent adjustment *                                         83                  82                  52
- --------------------------------------------------------------------------------------------------------------
Fully taxable basis                                            $ 1,255             $ 1,396             $ 1,199
==============================================================================================================
Average balances
Interest-earning assets                                        $76,300             $76,798             $66,329
Interest-bearing liabilities                                    73,748              69,676              59,563
- --------------------------------------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds           $ 2,552             $ 7,122             $ 6,766
==============================================================================================================
Average rates (fully taxable basis)
Yield on interest-earning assets                                  6.70%               5.88%               6.44%
Cost of interest-bearing liabilities                              5.23                4.48                5.16
- --------------------------------------------------------------------------------------------------------------
Interest rate spread                                              1.47                1.40                1.28
Contribution of noninterest-bearing funds                          .17                 .42                 .53
- --------------------------------------------------------------------------------------------------------------
Net interest margin                                               1.64%               1.82%               1.81%
==============================================================================================================

* The applicable combined federal, state and local incremental tax rates used to determine the amounts of the tax equivalent adjustments (which recognize the income tax savings on tax-exempt assets) were 42 percent for both 1994 and 1993 and 41 percent for 1992.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 17
periodically shift between trading and net interest, depending on a variety of factors, including risk management strategies. Therefore, the Corporation views trading revenue and trading-related net interest revenue together, which is discussed in the trading revenue section below.

     The Firm's non-trading-related net interest revenue, considered to be a more stable component of overall net interest revenue, was virtually unchanged compared to 1993. Total non-trading-related net interest revenue was $712 million for 1994, compared to $713 million in 1993.

     The average balances of non-trading-related interest-earning assets and interest-bearing liabilities were virtually unchanged from 1993. The average interest rate spread also remained relatively constant in 1994 versus 1993.

     For the 1993 versus 1992 comparison, fully taxable net interest revenue increased by $197 million. This increase was due to a $274 million, or 84 percent, increase in trading-related net interest revenue, which totaled $601 million for 1993. The Firm's trading-related net interest revenue began to climb significantly in the third quarter of 1992, and, on a year-over-year basis, it increased in each quarter of 1993. Aside from trading-related net interest revenue, the Corporation's fully taxable net interest revenue for 1993 declined by $77 million, or 9 percent, from 1992. This decrease was primarily attributable to the combination of lower levels of average interest-earning assets, particularly loans, and a $38 million decline, to $48 million, in interest recognized on past due claims with Argentina and Brazil.

PROVISION FOR CREDIT LOSSES

The provision for credit losses amounted to $25 million for 1994, compared with $93 million for 1993 and $225 million in 1992. A discussion of the Corporation's summary of credit loss experience, including charge-off procedures and the adequacy of the allowance for credit losses, appears on page 33.

TRADING REVENUE

The Corporation conducts its global trading of debt and equity securities, money market instruments, derivative products and foreign exchange as an integrated business because of the dynamic interplay between worldwide interest rates, exchange rates and equity and commodity indices. Trading revenue is generated by proprietary activities and client-related activities. Proprietary activities include the trading of U.S. government and agency securities, foreign sovereign securities, foreign exchange and currency options and commodities, as well as the intermediate and longer-term proprietary trading of liquid securities, foreign exchange and derivative products. The Firm also trades restructured loans, bonds, equities and other instruments of Latin American and other emerging markets issuers. Trading activities also encompass the Firm's dealer business of providing risk management products for clients, including derivatives such as swaps, options, forwards and other similar types of contracts.

     A significant portion of the Firm's trading and risk management strategies involve positions in interest rate instruments and related derivatives. The revenue from these activities can periodically shift between trading and trading-related net interest revenue, depending on a variety of factors, including risk management strategies.

     Trading-related net interest revenue represents interest earned on cash instruments held in the trading positions for either proprietary trading or risk management purposes, less the cost to fund both cash and derivative positions.

     For the year 1994, trading revenue was $465 million, down $1.166 billion, or 71 percent, from the record $1.631 billion reported in 1993, which was $735 million higher than 1992. Trading-related net interest revenue decreased to $460 million, down $141 million, or 23 percent, from $601 million in 1993, which was $274 million higher than 1992.

     The $1.307 billion decline in combined trading revenue and trading-related net interest revenue in 1994 resulted from sharply lower revenue from the Firm's proprietary trading activities, as market conditions were persistently difficult throughout the year. In addition, demand for the Corporation's risk management products slowed from the record levels recorded in 1993.

     The table below quantifies the Firm's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                              Trading-
                                                               Related
                                                                   Net
                                           Trading            Interest
(in millions)                              Revenue             Revenue               Total
- ------------------------------------------------------------------------------------------
Year ended December 31, 1994
Interest rate risk                          $  278                $495              $  773
Foreign exchange risk                          (54)                 --                 (54)
Equity and commodity risk                      241                 (35)                206
- ------------------------------------------------------------------------------------------
Total                                       $  465                $460              $  925
==========================================================================================
Year ended December 31, 1993
Interest rate risk                          $1,066                $642              $1,708
Foreign exchange risk                          191                  --                 191
Equity and commodity risk                      374                 (41)                333
- ------------------------------------------------------------------------------------------
Total                                       $1,631                $601              $2,232
==========================================================================================
Year ended December 31, 1992                $  896                $327              $1,223
==========================================================================================

Interest Rate Risk

As indicated above, a significant portion of the Firm's trading and risk management activities involve positions in interest rate instruments and related derivatives. The sharp, global increase in interest rates that occurred during the first quarter of 1994 adversely affected the full range of the Firm's positions in these





18 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES interest-rate-sensitive instruments; those most significantly affected involved European, Japanese and emerging market sovereign debt. As a result, total trading revenue and trading-related net interest revenue related to interest rate risk positions fell over 50 percent to $773 million in 1994 from $1.7 billion in 1993.

Foreign Exchange Risk

The Firm's trading and risk management strategies also involve positions in foreign exchange and currency related derivatives such as swaps, options, forwards and other similar types of contracts. The global increase in interest rates referred to above also had a considerable affect upon foreign currency prices, which adversely impacted positions. Total trading revenue and trading-related net interest revenue related to foreign exchange risk resulted in a loss of $54 million in 1994, compared to a gain of $191 million in 1993.

Equity and Commodity Risk

The Firm's trading and risk management activities also include positions in equity securities and commodities and related derivatives. Although results in 1994 from these positions held up better relative to those involving interest rate and foreign exchange risk, they nonetheless showed a year-to-year decline in total trading revenue and trading-related net interest revenue of approximately 40 percent, down to $206 million from the $333 million in 1993. The decline was principally attributable to lower total trading revenue during 1994 from equity securities positions in issuers from the emerging markets of Asia and Latin America.

     The largest portion of the increase in 1993 combined trading revenue and trading-related net interest revenue from that of 1992 related to the Firm's businesses which are primarily engaged in the trading of sovereign bonds and other interest-rate-sensitive securities and particularly in instruments denominated in European currencies and in Yen as well as the issues of several emerging market countries. These positions were acquired in connection with both proprietary and client risk management activities.

FIDUCIARY AND FUNDS MANAGEMENT REVENUE

Fiduciary and funds management revenue was a record $740 million in 1994, up $37 million, or 5 percent, from the $703 million earned in 1993, which was $55 million higher than the $648 million recorded in 1992. The increase in 1994 was primarily due to a higher level of assets under management, particularly in the global private banking activities at the Corporation's BT Australia subsidiary, as well as increased revenue from custodian and global fiduciary services, offset in part by a decline in performance-based funds management fees.

     The increase in 1993 compared to 1992 was primarily due to new business in securities lending and retirement services, as well as higher levels of private banking assets under management. These improvements were partially offset by a decline in performance-based funds management fees.

FEES AND COMMISSIONS

Fees and commissions totaled a record $756 million for 1994, which represented an increase of $46 million, or 6 percent, from 1993. Corporate finance fees increased $24 million, or 6 percent, during 1994 to their highest level in five years. This increase was due to higher revenue from loan syndication fees, offset in part by lower fees from securities underwriting and lease syndication activities.

     Fees and commissions totaled $710 million in 1993 which was $122 million higher than the $588 million earned in 1992. Corporate finance fees of $407 million for 1993 increased by $81 million, or 25 percent, over the 1992 amount. The increase was driven by higher revenue from securities underwriting and loan and lease syndication activities, as the extremely favorable market conditions led many of the Firm's clients to restructure their balance sheets. The largest components of the remaining $41 million increase were fees from the structuring of products for employee benefit plans and fees for brokerage services.

OTHER NONINTEREST REVENUE

Other noninterest revenue totaled $440 million for 1994, an increase of $133 million, or 43 percent, from 1993. This increase was due to several factors including a $59 million increase in insurance premium revenue, a lower level of losses from the revaluation of non-trading foreign currency investments, the impact of an insurance settlement related to the January 1993 fire at the Corporation's headquarters at 280 Park Avenue and unrealized gains related to certain venture capital assets. These results were offset in part by charges related to the funds management business.

     Other noninterest revenue totaled $307 million for 1993, an increase of $104 million from 1992. The largest factor in this increase was a nearly ten-fold increase in net revenue from equity investment transactions, including write-offs, to a record $126 million. This category of other noninterest revenue included $32 million of total equity write-offs in 1993 (down from $52 million in 1992), as well as a $16 million gain on the sale of the Corporation's minority interest in A.F.P. Provida, S.A., a Chilean pension fund administrator. Also contributing to the year-to-year increase in other noninterest revenue were a $14 million increase in insurance premium revenue and a 1993 gain on the sale of the Corporation's Bankstat business. Partially offsetting these factors was a higher level of losses from the revaluation of non-trading foreign currency investments and a





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 19

1993 writedown of assets previously acquired in satisfaction of indebtedness as well as gains during 1992 from the partial curtailment of an overseas defined benefit plan ($15 million) and the sale of the San Francisco branch of the California subsidiary ($10 million).

NONINTEREST EXPENSES

Total noninterest expenses were $2.751 billion for 1994, a decrease of $284 million, or 9 percent, from the $3.035 billion recorded in 1993. Incentive compensation and employee benefits expense decreased $448 million, or 38 percent, primarily due to lower bonus expense reflecting the reduced earnings. Salaries expense increased $87 million, or 13 percent, in 1994. The average number of employees increased by 5 percent from 1993, to 14,005.

     All other noninterest expenses totaled $1.253 billion for 1994, up $77 million, or 7 percent, from 1993. Increases in the provision for policyholder benefits, service bureaus, agency personnel fees and minority interest were offset in part by a decrease in other real estate expense, primarily resulting from a gain on the sale of a foreclosed property as well as a lower level of contributions expense.

     Total noninterest expenses were $3.035 billion for 1993, an increase of $688 million, or 29 percent, from the $2.347 billion recorded in 1992. Incentive compensation and employee benefits expense increased by $442 million, or 61 percent, driven by a higher bonus expense recorded in connection with the increased earnings, although higher severance expense was also a factor in the increase. Salaries expense was up $57 million, or 9 percent, in 1993. The average number of employees increased by 7 percent from the 1992 figure, to 13,334.

     All other noninterest expenses totaled $1.176 billion for 1993, which was $189 million, or 19 percent, higher than in 1992. Increases in other real estate expense, fees for professional services, agency personnel fees, the provision for policyholder benefits and contributions expense accounted for two-thirds of the total 1993 increase.

INCOME TAXES

Income tax expense for 1994 amounted to $254 million, compared with $480 million for 1993. The effective tax rate for 1994 was 29 percent, while the 1993 effective tax rate was 31 percent. The 1993 figure excluded the income taxes included in the reported cumulative effects of accounting changes for SFAS 106 and SFAS 112.

     The effective tax rate for 1992 was 29 percent, which excluded the income taxes included in the reported cumulative effect of accounting changes for SFAS 109.

     In connection with the adoption of SFAS 109, a valuation allowance of $227 million was recorded effective January 1, 1992. The valuation allowance, the amount of which was unchanged through December 31, 1994, related to deferred tax assets, the realization of which are dependent on the source and mix of future income.

INTERNATIONAL OPERATIONS

International operations have made a significant contribution to consolidated results, consistent with the emphasis the Corporation has placed on foreign markets. The Corporation's assets and summarized results of operations for 1994, 1993 and 1992 have been segregated between domestic and international operations in Note 21 of Notes to Financial Statements. This analysis, which is based on the domicile of the customer, incorporates numerous subjective assumptions.

     International net income totaled $368 million for 1994, compared with $865 million for 1993. International operations contributed 60 percent and 87 percent of the Corporation's net income in 1994 and 1993, respectively.

     The decrease in 1994 international net income as compared to 1993 was primarily due to reduced net income in the United Kingdom and Asia. United Kingdom's net income decreased by $366 million in 1994, as trading revenue decreased significantly. Asia net income decreased by $143 million primarily due to lower trading revenue in Hong Kong, Singapore, and Tokyo and an increase in noninterest expenses.

     Domestic net income increased by $117 million to $247 million in 1994, primarily due to higher fees and commissions, decreases in the provision for credit losses noninterest expenses, partially offset by lower trading revenue.

     International total assets were $57.2 billion at December 31, 1994, compared with $47.8 billion at December 31, 1993, which represented 48 percent and 46 percent of total consolidated assets (before intersegment eliminations), respectively. The $9.4 billion increase was primarily due to an increase in United Kingdom assets of $10.9 billion and an increase in Australia/New Zealand assets of $2.4 billion, offset in part by a $5.6 billion decrease in Europe assets. United Kingdom assets increased primarily due to an increase in trading assets, federal funds sold and securities purchased under resale agreements. Australia/New Zealand assets increased primarily due to an





20 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES increase in trading assets. Europe assets decreased primarily due to a decrease in trading assets. Domestic total assets increased $4.2 billion to $60.9 billion primarily due to an increase in federal funds sold and securities purchased under resale agreements, partially offset by a decrease in net loans and lease financing.

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

     United Kingdom earnings improved by $388 million in 1993, as trading revenue improved significantly and was partially offset by higher noninterest expenses. Asia income increased by $51 million, primarily due to higher trading revenue in Hong Kong, Singapore, Tokyo and Seoul, offset in part by lower net interest revenue and higher noninterest expenses. Western Hemisphere income declined by $35 million, primarily due to lower interest revenue from nonaccrual Brazilian assets and a higher provision for policyholder claims, partially offset by increases in trading revenue, insurance premium revenue and interest revenue from nonaccrual Argentine assets. Australia/New Zealand earnings decreased by $24 million, primarily due to higher noninterest expenses and lower trading revenue, partially offset by higher fiduciary and funds management revenue and fees and commissions.

     Domestic net income increased by $9 million to $130 million in 1993. Excluding the cumulative effects of adopting SFAS 106 and SFAS 112, domestic earnings increased by $84 million. This increase was primarily due to higher net interest revenue, fees and commissions, and other noninterest revenue, as well as a lower provision for credit losses, partially offset by lower trading revenue and higher noninterest expenses.

     International total assets were $47.8 billion at December 31, 1993, compared with $37.0 billion at December 31, 1992, and represented 46 percent and 43 percent of total consolidated assets (before intersegment eliminations), respectively. The $10.8 billion increase was primarily due to increases in United Kingdom and Europe trading assets.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 21

CHANGES IN FINANCIAL CONDITION

BALANCE SHEET ANALYSIS

Table 3 below highlights the trends in the balance sheet over the past two years. Because annual averages tend to conceal trends and year-end balances can be distorted by one-day fluctuations, fourth quarter averages for each year are provided to give a better indication of trends in the balance sheet.

TABLE 3 CONDENSED BALANCE SHEETS -- FOURTH QUARTER AVERAGES

- --------------------------------------------------------------------------------------------------------------
(in millions)                                                     1994                1993                1992
- --------------------------------------------------------------------------------------------------------------
ASSETS
  Interest-bearing deposits with banks                        $  2,139             $ 2,042             $ 2,777
  Federal funds sold                                             1,497                 488                 746
  Securities purchased under resale agreements                  14,380               8,791              14,148
  Securities borrowed                                            6,494               2,343                  --
  Trading assets                                                33,106              41,942              26,547
  Securities available for sale
    Taxable                                                      5,240                  --                  --
    Exempt from federal income taxes                             2,238                  --                  --
- --------------------------------------------------------------------------------------------------------------
      Total securities available for sale                        7,478                  --                  --
  Investment securities
    Taxable                                                         --               5,541               5,321
    Exempt from federal income taxes                                --               1,030                 901
- --------------------------------------------------------------------------------------------------------------
      Total investment securities                                   --               6,571               6,222
  Loans
    In domestic offices                                          6,750               8,446              10,997
    In foreign offices                                           5,798               5,765               6,026
- --------------------------------------------------------------------------------------------------------------
      Total loans                                               12,548              14,211              17,023
- --------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                               77,642              76,388              67,463
  Cash and due from banks                                        1,835               1,971               1,466
  Noninterest-earning trading assets                            19,778               3,772               1,726
  All other assets                                               8,081               6,528               5,520
  Allowance for credit losses                                   (1,327)             (1,494)             (1,667)
- --------------------------------------------------------------------------------------------------------------
Total                                                         $106,009             $87,165             $74,508
==============================================================================================================
LIABILITIES
  Interest-bearing deposits
    In domestic offices                                       $  5,584             $ 8,511             $ 8,231
    In foreign offices                                          15,611              12,410              11,798
- --------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits                           21,195              20,921              20,029
  Trading liabilities                                            8,856               7,430               5,693
  Securities sold under repurchase agreements                   20,833              21,671              18,800
  Other short-term borrowings                                   18,327              14,504              11,009
  Long-term debt                                                 6,310               5,450               4,102
- --------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                          75,521              69,976              59,633
  Noninterest-bearing deposits                                   3,728               3,932               4,417
  Noninterest-bearing trading liabilities                       15,539               1,694               1,087
  All other liabilities                                          6,212               6,883               5,180
- --------------------------------------------------------------------------------------------------------------
Total Liabilities                                              101,000              82,485              70,317
- --------------------------------------------------------------------------------------------------------------
PREFERRED STOCK OF SUBSIDIARY                                      250                 250                  --
- --------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Preferred stock                                                  395                 250                 500
  Common stockholders' equity                                    4,364               4,180               3,691
- --------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                       4,759               4,430               4,191
- --------------------------------------------------------------------------------------------------------------
Total                                                         $106,009             $87,165             $74,508
==============================================================================================================

The condensed average balance sheets are presented on a different basis than the spot balance sheets, in that the various categories of interest-earning assets and interest-bearing liabilities exclude certain noninterest-earning/bearing components included in the spot balance sheet captions. These components, excluding noninterest-earning/bearing trading assets/liabilities, are included in "all other assets" and "all other liabilities" in the condensed average balance sheets.





22 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     The Corporation's strategy has de-emphasized traditional lend and hold banking in favor of fee-based origination, distribution and advisory services, as well as dealing and trading in liquid, marked-to-market trading assets. This strategy has resulted in an improvement in the liquidity of the Corporation's balance sheet.

     Average total assets amounted to $106.0 billion in the fourth quarter of 1994, an increase of $18.8 billion, or 22 percent, from 1993 which had increased $12.7 billion, or 17 percent, from 1992.

     Average interest-earning assets increased by $1.3 billion, or 2 percent, however, the proportion of interest-earning assets to total assets decreased, from 88 percent to 73 percent, due primarily to the adoption of FIN 39, effective January 1, 1994.

     Combined securities purchased under resale agreements and securities borrowed represented 20 percent of total assets in 1994, up from 13 percent in 1993, which was down from 19 percent in 1992. The year-to-year fluctuations in these assets resulted primarily from U.S. government and agency positions maintained by BT Securities Corporation to facilitate its trading and financing activities.

     Interest-earning trading assets averaged $33.1 billion, or 31 percent of total assets in the fourth quarter of 1994. These assets declined by 21 percent from 1993, after increasing 58 percent from 1992. Trading activities are conducted globally and monitored centrally. Management anticipates continued variability in trading account size and composition as market conditions and views of the economic cycle change and as the Corporation expands the markets and instruments in which it trades.

     The average balance of total loans declined for the eighth consecutive year. Loans represented 12 percent, 16 percent and 23 percent of average total assets in 1994, 1993 and 1992, respectively. This declining loan trend reflects the fact that the majority of the medium- and long-term loans that the Corporation originates are sold or participated to other institutions. Conversely, the percentage of liquid assets to total assets rose from 72 percent in 1992 to 78 percent in 1993 and to 82 percent in 1994. Management anticipates a continuation of the trend whereby the Corporation's loan portfolio has decreased in absolute size and has been surpassed by liquid assets, led by trading assets, as a percentage of total assets.

     Noninterest-earning trading assets increased $16.0 billion due primarily to the adoption of FIN 39.

     Average total liabilities amounted to $101.0 billion in the fourth quarter of 1994, an $18.5 billion, or 22 percent, increase from 1993, which had increased $12.2 billion, or 17 percent, from 1992.

     Interest-bearing liabilities as a percentage of total funding sources was 71 percent in 1994, down from 80 percent in both 1993 and 1992. Interest-bearing liabilities increased $5.5 billion from 1993. During 1994, the Corporation's excess of interest-earning assets over interest-bearing liabilities decreased from $6.4 billion to $2.1 billion, or from 8 percent to 3 percent of interest-earning assets. Noninterest-bearing trading liabilities increased $13.8 billion in 1994 due primarily to the adoption of FIN 39.

     Combined total stockholders' equity and preferred stock of subsidiary for 1994 increased to $5.0 billion, or 7 percent over 1993, which increased 12 percent over 1992. The 1994 increase was due primarily to the retention of $296 million of earnings, as well as the net issuance of preferred stock, while the 1993 increase was due primarily to the retention of $708 million of earnings (which included a $75 million charge to earnings due to the cumulative effects of accounting changes).

RISK MANAGEMENT

The Corporation has made substantial investments in both information technology and human resources to support its risk management processes. The Global Risk Management Department and the Global Credit Department monitor and develop management policies for the market and credit risk of the Corporation's businesses worldwide. These teams of risk management professionals are independent of the Corporation's business functions and report directly to senior management.

     The Corporation's guiding philosophy toward risk management is to make it an integral part of the Corporation's business decisions and culture. The Corporation implements this philosophy by practicing the following four principles: (1) a firm-wide commitment to effective risk management starts at the senior-management level; (2) a strong, centralized and independent control function for risk management operating in conjunction with decentralized business activities best serves the Corporation's desire to be agile and efficient in business activities and prudent in overall risk-taking; (3) diversification is an efficient mechanism for managing risk; and (4) returns earned must be commensurate with the marginal risk associated with each business activity.

     Persistently difficult market conditions tested the Firm's ability to translate these principles into effective risk management during 1994. The market environment during the year may be characterized as a lengthy period of modest and trendless fluctuations in asset prices transpiring between two major capital market events that occurred at either end of the year. The year began with a sharp, global increase in interest rates and ended with a further increase in U.S. short-term interest rates and turmoil in Latin American capital markets that affected asset values throughout emerging markets. These events were unusual in the degree to which interest rates across international markets moved together. This phenomenon of increased correlation among interest rates reduced the risk management benefits derived from diversification across interest-sensitive instruments.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 23

     The Corporation responded to this adverse and unsettled market environment through an orderly withdrawal in the first quarter of 1994 from substantial market positions in its Trading and Positioning function. This withdrawal and the resulting risk reduction is clearly shown by Figure 1. Figure 1 reports the Daily Price Volatility for each day's positions, which is defined to be the 99th percentile potential loss over a one-day holding period. This means that a daily loss exceeding the Daily Price Volatility would occur less than 1 percent of the time or about once per one-hundred days if we held the positions constant throughout that period. The Daily Price Volatility is calculated using statistical models that are based on the historical behavior of market prices and yields.

     As shown in Figure 1, the Daily Price Volatility for the Corporation declined from an average of approximately $70 million during January to a level of approximately $30 million by the end of February. This decline occurred predominantly in the Trading and Positioning function of the Firm. The positions related to the Trading and Positioning function reflect discretionary exposures undertaken by the Firm using its capital and, therefore, most clearly reflect strategic changes in market positioning.

     The risk associated with the Corporation's Client Financial Risk Management activities, which reflect hedging positions maintained to offset risks undertaken on behalf of clients, including derivative products, remained fairly constant throughout the year.

Figure 1: Daily Price Volatility:

     This figure is a line diagram showing the behavior of the Daily Price Volatility for the Total Corporation and its Trading and Positioning and Client Risk Management functions. The Figure shows that the Daily Price Volatility for the Corporation started at a level of approximately $70 million at the beginning of January 1994, declined sharply during February to a level of approximately $30 million, and except for minor fluctuations, remained at that level for the remainder of the year. The Daily Price Volatility attributable to the Trading and Positioning function behaved similarly during the year.
It started at $60 million in January, declined to $20 million during February, and remained at approximately that level for the rest of 1994. In contrast to the patterns for Trading and Positioning and the Total Corporation, the Daily Price Volatility attributable to the Client Risk Management function remained remarkably stable throughout the year. It averaged about $15 million for the year and fluctuated between $10 million and $20 million for all but a couple of days, when it rose to $25 million.

     The risk reduction that occurred during February 1994 reflected the Corporation's decision to reduce its exposure in its Trading and Positioning accounts due to fluctuations in interest rates. For the Corporation, the average Daily Price Volatility that was due to interest-rate risk fell by 35 percent between the first and second quarters. Also, interest-rate risk was the single largest source of market risk during the year with an average Daily Price Volatility of $29 million. In comparison, the Corporation's average Daily Price Volatility across all market risks was $35 million in 1994.

     The methodology underlying these Daily Price Volatility calculations and the risk-adjusted return on capital ("RAROC") calculations described below relies on established asset pricing and statistical models. These figures incorporate the effects of nonlinear payoffs or convexity imparted by the presence of options in the portfolios and are calculated through the use of proprietary simulation techniques. A question that naturally arises is the validity of these risk measurement techniques. The diagrams in Figure 2 provide evidence that the methodology employed provides conservative and reasonable statistical measures of risk. The diagrams show for each activity the absolute value of the daily ratio of profit and loss flows to risk capital.
Observations that lie above the diagonal line that bisect the diagram indicate days when the absolute value of the profits and losses exceeded the Daily Price Volatility, which occurs when the realized profit or loss lies outside the confidence interval implied by the Daily Price Volatility. According to the statistical specification underlying the Daily Price Volatility methodology, only approximately 2 percent of the observations should lie above the diagonal, which implies that approximately five of the daily observations should lie above the diagonal in each diagram. One reason that fewer points lie above the diagonals is that Daily Price Volatility measures the potential change in the market value of a given portfolio due solely to price fluctuations irrespective of the accounting treatment of positions. For example, a relatively small number of securities and other positions that are not marked-to-market according to accounting standards but whose economic values are functions of market variables are included in Daily Price Volatility but omitted from the Corporation's daily profit and loss flows. However, the key information provided by these diagrams is that the statistical methodology appears to provide a reasonable picture of the Corporation's exposure to market risk.





24 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     The Figure contains three scatter diagrams showing Daily Price Volatility and P&L pairs that occurred during the year for the Trading and Positioning function, the total Corporation, and the Client Financial Risk Management function, respectively. The following are detailed descriptions of each diagram.

Figure 2A: The Total Corporation - Daily Price Volatility vs. P&L

The Figure displays a scatter diagram of Daily Price Volatility and P&L pairs that occurred during the year for the Corporation. The diagram is square in shape with a diagonal line that slopes upward from the left bottom corner to the right upper corner of the diagram. The horizontal axis shows the Daily Price Volatility with a range of 0 to 80 million. The vertical axis shows the absolute values of daily P&L, also with a range of 0 to 80 million. The scatter plot shows that all points lie below the diagonal, meaning the Daily Price Volatility is more than the absolute value of the P&L for every observation. Most points lie substantially below the diagonal, with a concentration occurring near the horizontal axis at a Daily Price Volatility level of approximately $30 million. Four points lie just below the diagonal; three occur at Daily Price Volatility levels of approximately $30 million and one occurs at a Daily Price Volatility Level of approximately $45 million. A second grouping of points rises from the horizontal axis in a roughly vertical pattern at a Daily Price Volatility level of approximately $65 million, with the highest point occurring at a P&L level of approximately $30 million (or roughly halfway between the horizontal axis and the diagonal at a Daily Price Volatility level of $65 million).

Figure 2B: Trading and Positioning - Daily Price Volatility vs. P&L

The Figure displays a scatter diagram of Daily Price Volatility and P&L pairs that occurred during the year for the Trading and Positioning function. The diagram is square in shape with a diagonal line that slopes upward from the left bottom corner to the right upper corner of the diagram. The horizontal axis shows the Daily Price Volatility with a range of 0 to 80 million. The vertical axis shows the absolute values of daily P&L, also with a range of 0 to 80 million. The scatter plot shows that all but 3 points lie below the diagonal, meaning the Daily Price Volatility is more than the absolute value of that day's P&L for most points, and that one point lies approximately on the diagonal line that bisects the diagram. There are two concentrations of points, with both lying near the horizontal axis. The first occurs at Daily Price Volatilities of approximately $20 million and contains substantially more points than the second concentration. The second concentration occurs at a Daily Price Volatility of approximately $60 million.

Figure 2C: Client Financial Risk Management - Daily Price Volatility vs. P&L

The Figure displays a scatter diagram of Daily Price Volatility and P&L pairs that occurred during the year for the Client Financial Risk Management function. The diagram is square in shape with a diagonal line that slopes upward from the left bottom corner to the right upper corner of the diagram.
The horizontal axis shows the Daily Price Volatility with a range of 0 to 80 million. The vertical axis shows the absolute values of daily P&L, also with a range of 0 to 80 million. The scatter plot shows that all points lie below the diagonal, meaning the Daily Price Volatility is more than the absolute value of the P&L for every observation. Most points lie substantially below the diagonal, with all but approximately 10 points located in a concentration near the horizontal axis between Daily Price Volatility levels of $10 and $20 million. Five points lie just below the diagonal, and they are also located between Daily Price Volatility levels of $10 and $20 million. Approximately four points have Daily Price Volatility levels above $20 million. These points occur at Daily Price Volatility levels ranging from $20 to $30 million, and all of these points lie well below the diagonal line.

     The Daily Price Volatility, as a statistical measure of potential loss, provides an objective benchmark of portfolio risk which complements, but does not substitute for, management's judgement of the appropriate level and mix of risk taken by the Corporation. Furthermore, the methodology employed in the calculation of Daily Price Volatility will change due to enhancements in risk-assessment and information-processing technologies and as new risks are undertaken by the Corporation.

RAROC -- Performance Measurement and Capital Adequacy

The Corporation pioneered the development of risk-based capital attribution processes. The internal risk capital model, RAROC, is integral to the conceptual framework of management which has as its objective maximizing return on equity, where risk capital is attributed to a business activity according to the level of risk it assumes. Risk capital produced by the RAROC framework is used to support decisions on the allocation of human and financial resources. In addition, the disciplined assessment of risk in RAROC produces a benchmark for assessing capital adequacy both for the Corporation and for its major businesses.

     The definition of risk capital produced by the RAROC process is the amount of funds required to cover any after-tax loss over a one year holding period. Specifically, if the Corporation maintained absolutely static portfolio positions for one year from today there would be less than a 1 percent chance that the portfolio would decline by more than the RAROC risk capital amount after adjusting for taxes.

     Conceptually, RAROC captures the following general classes of risk: market risk, credit risk and operational risk. Market risk is the potential loss in economic value due to changes in interest rates, currency, equity and commodity prices, and volatilities. Contractual commitments of the Firm whose economic values are functions of these market variables are included in the assessment of market risk irrespective of accounting designation. Credit risk is defined as potential loss in economic value of all extensions of credit, on- and off-balance sheet, by the Corporation. Potential incidents that disrupt normal business processes or otherwise cause losses are termed operational risks. The following are examples of operational risks: losses due to personnel unavailability, malfeasance, or errors; losses due to natural disasters; and losses that result from the failure of an exchange.

Credit Risk Management

The Credit Policy Department, headed by the Chief Credit Officer, is responsible for developing credit policies, as well as for monitoring and managing the overall credit risk. The department evaluates the creditworthiness of each borrower/issuer/counterparty and assigns a rating for each. Credit limits are established at the portfolio level by issuer, borrower, counterparty and by other categories. One credit officer is responsible for reviewing the entire credit risk portfolio of a borrower/issuer/counterparty regardless of the nature of the exposure (e.g., loans, securities, derivatives). Credit officers also monitor credit risk usages by entity versus the limits at the product and business activity level. The Credit Policy Department monitors country exposures and assigns country risk ratings. It also monitors country, industry, name/counterparty, product and regional risk concentrations in order to evaluate the degree of diversification in the portfolio.

     RAROC credit capital reflects the exposure of the overall portfolio of the Corporation to default risk and the translation of this risk into potential losses using proprietary statistical models. These statistical models incorporate information on





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 25
the duration of the exposure, the potential magnitude of the exposure, and the creditworthiness of the borrowers/issuers/counterparties.

     The Corporation's senior risk managers regularly review and actively manage the credit risks at the portfolio level to ensure that the risk characteristics and degree of diversification as reflected in RAROC capital calculations conform with the Corporation's policies.

DERIVATIVES

Derivatives are swaps, futures, forwards, options and other similar types of contracts based on interest rates, foreign exchange rates and the prices of equities and commodities (or related indices). Derivatives are generally either privately-negotiated over-the-counter ("OTC") contracts or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, forwards and options. In the normal course of business, with the agreement of the original customer, OTC derivatives may be terminated or assigned to another customer. Exchange-traded derivatives include futures and options. These capital markets products are described further in Note 22 of Notes to Financial Statements. Derivatives may be used for either trading or end-user purposes.

Trading Derivatives

The Corporation holds derivatives in connection with its activities as a dealer acting as principal for particular transactions with clients, as a market maker quoting bid and offer prices to provide liquidity and continuous availability of derivatives for clients, as a risk manager of its own trading positions resulting from these client-driven transactions and, finally, as a position-taker in the expectation of profiting from favorable movements in prices or rates. As a result, the Corporation may build up sizable positions in derivatives. The risks of derivative positions are managed in accordance with the Corporation's risk management policies.

     Trading derivatives have been carried on the balance sheet at their current gross fair values since January 1, 1994, in accordance with FIN 39. Prior to this date, it was industry practice to record such contracts at their fair values on a net basis. Contracts with positive fair values are now recorded as assets and contracts with negative fair values are now recorded as liabilities, after application of qualifying master netting agreements. Substantially all of the Corporation's derivative positions at December 31, 1994 were trading-related, with gains and losses included in trading revenue as they occur. These positions may vary in size from period to period, similar to the positions in cash instruments also carried in the Corporation's trading accounts. Average trading assets and trading liabilities related to derivatives during 1994 were $15.443 billion and $13.187 billion, respectively. The notional amounts of derivatives are not recorded on the balance sheet.

     New disclosures of the gross fair values of trading derivatives that are presented in Note 22 of Notes to Financial Statements in accordance with SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" do not represent the amount of market or credit risk of derivatives in the trading portfolio. Rather, they indicate the extent of involvement in the OTC markets and exchange-traded options markets for interest rate, foreign exchange rate, equity and commodity derivatives during the year. Any measurement of risk is meaningful only where all related factors are identified, such as risk-offsetting transactions, master netting agreements, and the value of any related collateral. The Corporation considers such factors in its RAROC system and in other internal risk analyses.

     Following the sharp increase in U.S. interest rates in the first quarter of 1994, the global cash markets for bonds and equities experienced turbulence as did the global derivatives markets. As a direct result of this market volatility, certain customers suffered losses from leveraged derivative transactions they had entered into with certain subsidiaries of the Corporation. In the fourth quarter, the Corporation and certain subsidiaries entered into agreements with its primary state and federal banking regulators concerning the conduct of their leveraged derivative transactions business. Also in the fourth quarter, a subsidiary of the Corporation settled (without admitting or denying liability) actions brought against it by two other U.S. regulators in connection with the sale of derivatives to a single client. These events have accelerated ongoing industry and regulatory examination of derivatives sales practices, and have increased market awareness of derivative transactions in general. These developments may serve to strengthen the derivatives industry in the long run. In the short term, however, the events of the fourth quarter created adverse publicity for the Corporation. The Corporation cannot predict the future effect on the derivatives business in general, or the Corporation's derivatives business in particular, of these events or of the current legislative, regulatory, and media attention being given to derivatives.

END-USER DERIVATIVES

The Corporation utilizes end-user derivatives to manage exposures to interest rate, foreign currency and equity market risks associated with certain liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt as well as securities available for sale, investments in non-marketable equity securities and net investments in foreign subsidiaries. For example, the Corporation's Treasury





26 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

Department, which manages the majority of the Corporation's end-user derivatives, utilizes certain instruments (principally interest rate swaps) to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. See Note 24 and Note 22 of Notes to Financial Statements for the fair value of end-user derivatives and related financial instruments and additional end-user information. End-user derivatives represented approximately 2 percent of aggregate notional amounts outstanding at December 31, 1994.

Market Risk

The market risk of derivatives arises principally from the potential for changes in interest rates, foreign exchange rates, and equity and commodity prices, and is generally similar to the market risk of the cash instruments underlying the contracts. The market risk to the Corporation is not measured by the price sensitivity of the individual contracts, but by the net price sensitivity of the relevant portfolio, including cash instruments. The Corporation generally manages its exposures by taking risk-offsetting positions. Therefore, the Corporation believes it is not meaningful to view the market risk of derivatives in isolation. Market exposures arising from derivatives are monitored in the Corporation's RAROC system and are included in the Daily Price Volatility amounts discussed in the preceding Risk Management section.

Liquidity Risk

In times of stress, sharp price movements or volatility shocks may reduce liquidity in certain derivatives positions, as well as in cash instruments. The liquidity risk of derivatives is based on the liquidity of the underlying cash instrument, which affects the ability of the Corporation to alter the risk profile of its positions rapidly and at a reasonable cost. The Corporation's mark-to-market practices for derivatives include adjustments in consideration of liquidity risks, when appropriate. These practices are consistent with those applied to the Corporation's trading positions in cash instruments.

Derivatives-Related Credit Risk

Derivative transactions create dynamic credit exposure which changes as markets move. The credit risk of derivatives arises from the potential for a customer to default on its contractual obligations. Accordingly, credit risk related to derivatives depends on the following: the current fair value of the contracts with the customer; the potential credit exposure over time; the extent to which legally enforceable netting arrangements allow the fair value of offsetting contracts with that customer to be netted against each other; the extent to which collateral held against the contracts reduces credit risk exposure; and the likelihood of default by the customer.

     The Corporation monitors and manages the credit risk associated with derivatives by applying a uniform credit process for all credit exposures. The credit risk of derivatives is included in the Corporation's centralized credit management and RAROC systems. In order to reduce derivatives-related credit risk, the Corporation enters into master netting agreements that provide for offsetting of all contracts under each such agreement and obtains collateral where appropriate. Such master netting agreements contemplate payment netting as well as the net settlement of all covered contracts through a single payment in a single currency with the same counterparty in the event that a default (including insolvency) under the agreement occurs. The Corporation monitors credit risk exposure on a gross and a net basis and on a collateralized and an uncollateralized basis, as appropriate.

     Table 4 summarizes the Corporation's derivatives-related credit risk. It displays, by internal rating, the Corporation's current credit risk to customers. The majority of the Corporation's derivative transactions are with foreign and U.S. commercial banks, as well as corporations, governments and their agencies, securities firms and other financial institutions. As shown in Table 4, 93% of the derivatives-related credit risk at December 31, 1994 was to investment-grade customers. Current credit risk is calculated based on the current replacement cost of outstanding positions with customers in OTC derivative financial instruments. The gross replacement cost of a derivative portfolio with a customer is the positive mark-to-market value of all transactions with that customer without the effects of netting or collateral arrangements. The replacement cost, after netting and collateral, of $10.937 billion more accurately portrays the credit risk associated with the Corporation's derivatives activities with external customers at December 31, 1994 than does the gross replacement cost.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 27

TABLE 4 DERIVATIVES-RELATED CREDIT RISK

- ----------------------------------------------------------------------------------------------------------------------------------
                                                           Replacement          Collateral         Replacement
                                       Replacement         Cost (After                Held          Cost After
                                              Cost             Netting                 and         Netting and
($ in millions) December 31, 1994           (Gross)         Agreements)            Applied          Collateral          Percentage
- ----------------------------------------------------------------------------------------------------------------------------------
Internal Rating for Customer
1 to 4                                     $24,866             $11,685              $1,541             $10,144                  93%
5                                            1,500                 951                 290                 661                   6%
6 to 8                                         323                 280                 148                 132                   1%
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                      $26,689(1)          $12,916              $1,979             $10,937                 100%
==================================================================================================================================

(1)  End-user derivatives and exchange-traded options are not included.

     The weighted average remaining maturity of the OTC trading derivatives portfolio was approximately 2 1/2 years for customers rated 1 to 4, 2 1/3 years for customers rated 5 and 1 1/2 years for customers rated 6 to 8.

     Internal ratings are based upon the Corporation's assessment of the customer's creditworthiness. Ratings of 1 to 4 generally equate to investment-grade ratings (BBB/Baa and higher) from rating agencies in the U.S. markets. A rating of 5 usually approximates long-term debt ratings of BB/Ba. Ratings of 6 to 8 are generally equivalent to B/B and below. Customers in the 6 to 8 category may be internally designated for special monitoring by the Credit Audit Department. Factors such as guarantors and collateral held, as well as the impact of country risk on private foreign companies, may differentiate the Corporation's ratings from those of the rating agencies.

     The Corporation applies netting based upon the criteria prescribed by FIN 39, which provides that offsetting is appropriate where the available evidence indicates that there are reasonable assurances that the right of setoff contained in a master netting agreement governing derivatives contracts would be upheld after default, including in the event of the customer's bankruptcy.

     Collateral also reduces credit risk. The Corporation generally accepts collateral in the form of cash, U.S. Treasuries, and other approved securities (generally, only liquid, marketable, publicly-traded securities are acceptable).

     The Corporation's allowance for credit losses is available for credit losses related to derivatives contracts. Derivatives are considered by the Credit Audit Department when it reviews both general and specific credit risks in the Corporation's portfolio. Charge-offs related to derivative contracts totaled $77 million during 1994.

     The international bank regulatory standards for risk-based capital consider the credit risk arising from derivatives in the assessment of capital adequacy. These standards were issued under the Basle Capital Accord of July 1988 and adopted in 1989 by the U.S. bank regulators, including the Federal Reserve Board. These standards use a formula-based assessment of customer credit risk which, as amended at year-end 1994, reflect to some extent the credit-risk-reducing impact of legally enforceable master netting agreements. However, these standards reflect the credit risk of derivatives on a conservative basis, as the calculation of the "add-on" component for potential future credit risk exposure caused by price volatility does not reflect the benefit for the reduction of future credit risk obtained from master netting agreements. At December 31, 1994, the risk-weighted amounts that were calculated based on these international standards for derivative financial instruments aggregated to $8.1 billion.

     Presented below is a maturity profile of the Corporation's major trading derivative products. This profile is based upon notional amounts and indicates the extent of the Corporation's involvement in derivative transactions of certain maturities. The notional amounts presented in Note 22 of Notes to Financial Statements, upon which these percentages are based, do not necessarily represent cash flows and do not represent a quantification of the market risk or credit risk of these positions.

MATURITY PROFILE OF TRADING DERIVATIVES (1)
                                                                                     Cross             Foreign
Remaining                                                Interest Rate            Currency            Exchange
Maturity at December 31, 1994                                    Swaps               Swaps            Forwards(2)
- --------------------------------------------------------------------------------------------------------------
Within 12 months                                                    27%                 28%                 97%
After 1 but within 3 years                                          39%                 38%                  3%
After 3 but within 5 years                                          20%                 18%                 --%
After 5 years                                                       14%                 16%                 --%
- --------------------------------------------------------------------------------------------------------------
Total                                                              100%                100%                100%
==============================================================================================================

(1) Based on contractual notional amounts and includes both purchase and sale contracts and contracts for which the fair values are recorded as trading assets and as trading liabilities. The leveraging effects of leveraged derivative transactions are not reflected above.

(2) Of the total notional amounts of foreign exchange forward contracts, 58 percent mature within 3 months.

Leveraged Derivative Transactions

A leveraged derivative transaction is a specific type of derivative financial instrument containing a formula or multiplier which, for any given change in market prices, could cause the change in the transaction's fair value to be significantly different from the change in fair value that would occur for a similar transaction without the formula or multiplier. Cash instruments





28 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

(including structured notes) with embedded forward or option features and all former leveraged derivative transactions that are now included in the loan portfolio are excluded from the foregoing definition. The Corporation's leveraged derivative transactions are carried at fair value in the trading portfolio on the consolidated balance sheet and changes in fair value are reported in trading revenue as they occur. The Corporation's leveraged derivative transactions are affected by the same general market risks as the trading portfolio as a whole and are subject to the risk management policies outlined in the preceding section.

     During 1994, $520 million of leveraged derivative transactions were reclassified to the loan portfolio at amounts equal to or less than the contractual amounts due. These transactions are not included in Table 4. Prior to the reclassifications, trading revenue of $35 million related to these transactions was not recognized due to credit concerns. In the fourth quarter of 1994, $72 million of these leveraged derivative loans were charged-off to the allowance for credit losses. At December 31, 1994 the balance included in loans after charge-offs and cash collections was $433 million of which $351 million was classified as cash basis loans. Approximately one half of these cash basis loans relate to transactions with Procter & Gamble.

     With these transfers and charge-offs, the Corporation has taken action on those leveraged derivative transactions that likely will not perform according to the contracts and has charged-off the balances deemed to be uncollectible.

     For further information regarding regulatory and legal matters, refer to "Supervision and Regulation" and "Legal Proceedings" on pages 85 and 87, respectively.

Further information applicable to derivatives in general may be found in the following sections:

Relevant Information                              Page                Title
- ---------------------------------------------------------------------------------------------------
Revenue by risk category                          18                  Trading Revenue
Daily Price Volatility,
  RAROC and
  credit management                               23                  Risk Management
Risk-weighted amounts                             31                  Capital Resources
Credit losses                                     33                  Summary of Credit Loss
                                                                        Experience
Nonperforming amounts                             36                  Nonperforming Assets
Accounting                                        48                  Significant Accounting
                                                                        Policies
Balance sheet amounts                             50                  Trading Assets and Trading
                                                                        Liabilities
Product descriptions, fair values                 66                  Derivatives and Financial
  and notional amounts                                                  Instruments With
                                                                        Off-Balance Sheet Risk
Significant counterparties                        70                  Concentrations of Credit Risk
End-user derivatives                              70                  Fair Value of Financial
                                                                        Instruments

LIQUIDITY AND CAPITAL RESOURCES

The Corporation believes that it has sufficient resources to meet the present and foreseeable needs of its business operations for liquidity and capital resources, which are discussed separately below.

LIQUIDITY

Liquidity is the ability to have funds available at all times to meet the commitments of the Corporation. The Corporation has a formal process for managing liquidity on a global basis for the Firm as a whole as well as for its significant legal entities. Management's guiding policy is to maintain conservative levels of liquidity to ensure that the Firm has the ability to meet its obligations under all conceivable circumstances. Management maintains a dual focus to ensure a conservative liquidity position by promoting asset liquidity and actively managing liability/capital levels, maturities and diversification. The fundamental objective in this regard is to ensure that, even in the event of a complete loss of access to the liability markets, the Corporation will be able to fund those assets that cannot be liquidated in a timely manner.

     Over the past several years the Corporation has continued to improve asset liquidity and to strengthen its global funding presence. The Corporation has placed a special emphasis on developing and strengthening funding management, policies and practices. This has been achieved, in part, by centralizing all of the Firm's funding into one organizational unit while retaining a funding presence in local markets globally. Consolidation of the funding function provides for central coordination and control of pricing and global information and strategy, while the proximity to local markets allows for greater customer diversity and the flexibility to respond quickly to market opportunities.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 29

     In addition, the Corporation assesses its liquidity profile, such as asset marketability, asset-to-liability repayment/maturity characteristics and funding diversification, under various stress scenarios. The Corporation believes it has improved its ability to withstand severe liquidity shocks, both systemic and institution specific.

     Most of the Corporation's assets are highly liquid and of high credit quality. The Corporation maintains excess liquidity through its base of liquid assets. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading assets are marked-to-market daily (which approximates the value at which each of these assets can be liquidated.) These assets include U.S. government and agency securities, state and municipal securities, foreign government obligations, and money market instruments, which together constitute the majority of total trading assets. At December 31, 1994, the Corporation's liquid assets amounted to $79.0 billion, or 80 percent of gross total assets, up from 77 percent at December 31, 1993.

     In recent years, the Corporation has improved its liquidity by enhancing asset liquidity and increasing asset turnover. In particular, significant steps have been made in improving the liquidity of the Firm's loan portfolio through overall shrinkage of loan assets, improved quality and salability of remaining loans, strengthening of loan distribution and trading capabilities, and development of new non-traditional investors for loan risk.

     The Corporation continues to focus on extending and diversifying its funding base by geography, investor segment, legal vehicle issuer, and type of instrument. This is done by strengthening secured funding capabilities and issuing a substantial amount of long-term debt and preferred stock in various markets. The Corporation places particular emphasis on a large and diverse base of stable customer deposits, which are generated incidentally to other transactions or services provided in its Global Assets business. Also, the Corporation has increased the proportion of active unsecured funding which is provided by capital and long-term debt. The Corporation's capital and long-term debt, taken together, have increased by 41 percent since the end of 1992.

     One of the Corporation's principal sources of day-to-day funding is provided by securities sold under repurchase agreements, generally involving U.S. government and agency securities. Short-term financing is also available to the Corporation under various commercial paper programs. The Corporation maintains its own funding team and sales force which place directly with investors the majority of its purchased funds. This enables the Corporation to develop and maintain ongoing relationships with a diverse group of investors. The Corporation had available $500 million of unused committed bank lines at December 31, 1994, which could be used as back-up facilities for the Parent Company's commercial paper program or for general purposes. The remainder of the Corporation's short-term borrowings and its deposits are provided by a broadly diversified investor/depositor base in various markets throughout the world.

     The Corporation's consolidated long-term debt at December 31, 1994 totaled $6.5 billion, substantially all of which was unsecured, and consisted of $3.5 billion in senior borrowings and $3.0 billion of subordinated debt, issued principally by the Parent Company and Bankers Trust Company ("BTCo."), the Corporation's principal banking subsidiary. These borrowings mature between 1995 and 2033, as detailed in Note 9 of Notes to Financial Statements.

     The following information should be read in conjunction with the consolidated statement of cash flows, which appears on page 47.

     Cash and due from banks increased $235 million for the year ended December 31, 1994, as the net cash provided by operating activities exceeded the net cash used in investing and financing activities. The $12.2 billion of net cash provided by operating activities primarily resulted from a $12.2 billion net change in trading assets and liabilities. Within investing activities, cash outflows from purchases of securities available for sale ($5.8 billion), increases in securities borrowed ($3.3 billion), federal funds sold ($2.2 billion) and interest-bearing deposits with banks ($1.8 billion), were partially offset by cash inflows from sales, maturities and other redemptions of securities available for sale ($5.1 billion) and a decrease in loans ($3.2 billion). Within financing activities, cash outflows from a net change in securities sold under repurchase agreements ($8.3 billion) and repayments of long-term debt ($1.6 billion), were offset in part by issuances of long-term debt ($2.4 billion) and an increase in deposits ($1.4 billion).

     For the year ended December 31, 1993, cash and due from banks increased $366 million, as the net cash provided by financing activities exceeded the net cash used in operating and investing activities. The $13.0 billion of net cash provided by financing activities resulted from net increases of $7.6 billion in other short-term borrowings and $6.4 billion in securities sold under repurchase agreements, partially offset by a $2.1 billion decrease in deposits. The $11.9 billion of net cash used in operating activities primarily resulted from a $14.6 billion increase in net trading assets, offset in part by $1.5 billion of earnings adjusted for noncash charges and credits. Within investing activities, cash outflows from purchases of investment securities ($8.1 billion) and from a net change in securities purchased





30 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES under resale agreements ($2.9 billion), were offset in part by cash inflows from sales, maturities and other redemptions of investment securities ($7.6 billion) and a decrease in interest-bearing deposits with banks ($1.4 billion).

CAPITAL RESOURCES

The Corporation pursues capital management with the objective of enhancing its ability to execute its global strategic business plans while retaining financial flexibility. Management believes that a strong capital base is critical to achieving these objectives.

     Combined total stockholders' equity and preferred stock of subsidiary totaled $4.954 billion on December 31, 1994, up $170 million, or 4 percent, from year end 1993, which was up $663 million, or 16 percent, from year end 1992. The increase in 1994 was due primarily to net income and the net issuance of preferred stock, partially offset by $319 million of dividends declared. The increase in 1993 was primarily attributable to net income, partially offset by $287 million of dividends declared.

     The Corporation's primary measure of capital strength is the RAROC system which quantifies and assigns capital to business activities based upon their credit, interest rate, foreign currency, equity, commodity, liquidity and operating risks. In addition, changes in the Corporation's global balance sheet are monitored centrally on a regular basis. In addition, the Corporation actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. The Corporation manages its capital base and on- and off-balance sheet items to ensure that it remains strongly capitalized.

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

     Under the risk-based capital guidelines, there are two categories of capital: core capital ("Tier 1") and supplemental capital ("Tier 2"), collectively referred to as Total Capital. Tier 1 Capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries. Tier 2 capital includes perpetual preferred stock (to the extent ineligible for Tier 1), hybrid capital instruments (i.e., perpetual debt and mandatory convertible securities) and limited amounts of subordinated debt, intermediate-term preferred stock and a portion of the allowance for credit losses.

     The Federal Reserve Board's leverage constraint guidelines establish a minimum ratio of Tier 1 Capital to quarterly average total assets ("Leverage Ratio").

     In accordance with Federal Reserve Board guidelines, the stockholder's equity ($426 million at December 31, 1994 and $453 million at December 31,
1993) and risk assets of BT Securities Corporation are excluded from the calculation of the regulatory capital ratios. In computing these ratios, 50 percent of the securities subsidiary's stockholder's equity is deducted from the Corporation's Tier 1 Capital, and 50 percent is deducted from Tier 2 Capital. Similar treatment is accorded the stockholder's equity and risk assets of certain foreign insurance subsidiaries of the Corporation.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute, the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent.

     Based on their respective regulatory capital ratios at December 31, 1994, both BTCo. and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     All three regulatory capital ratios, at both December 31, 1994 and 1993, excluded any benefit from the adoption of SFAS 115.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 31

     Table 5 indicates the regulatory capital ratios of the Corporation and BTCo. at December 31, 1994 and 1993 and the minimum regulatory guidelines.

TABLE 5 REGULATORY CAPITAL RATIOS

                                                                                       FRB
                                                                                   Minimum
                                      December 31,        December 31,          Regulatory
                                              1994                1993          Guidelines
- ------------------------------------------------------------------------------------------
Corporation
Risk-Based Ratios
  Tier 1 Capital                              9.05%               8.50%                4.0%
  Total Capital                              14.77%              14.46%                8.0%
Leverage Ratio                                5.26%               6.28%                3.0%

BTCo.
Risk-Based Ratios
  Tier 1 Capital                              9.92%               9.38%                4.0%
  Total Capital                              12.90%              12.96%                8.0%
Leverage Ratio                                5.91%               6.01%                3.0%
                                      -------------

     The following were the essential components of the Corporation's risk-based capital ratios at the end of the two most recent years:

(in millions) December 31,                                        1994                1993
- ------------------------------------------------------------------------------------------
Tier 1 Capital                                                 $ 4,372             $ 4,072
Tier 2 Capital                                                   2,760               2,859
- ------------------------------------------------------------------------------------------
Total Capital                                                  $ 7,132             $ 6,931
==========================================================================================
Total risk-weighted assets                                     $48,285             $47,916
==========================================================================================


TABLE 6 RISK-WEIGHTED ASSETS

- ----------------------------------------------------------------------------------------------------------------------------------
(in billions) December 31,                                                           1994                         1993
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                              Balance                       Balance
                                                                               sheet/          Risk-         sheet/          Risk-
                                                                             notional       weighted       notional       weighted
                                                                               amount        amounts         amount        amounts
- ----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks and interest-bearing deposits with banks             $    5.4          $  .9       $    3.4          $  .6
Federal funds sold and securities purchased under resale agreements              12.5            3.0            9.9            2.2
Securities borrowed                                                               6.2             .2            2.9             --
Trading assets                                                                   47.5           11.2           48.3           10.3
Securities available for sale                                                     7.5            4.4            7.1            2.7
Loans                                                                            12.5           11.9           15.2           12.7
Allowance for credit losses                                                      (1.3)            --           (1.3)            --
All other assets                                                                  6.7            4.4            6.6            5.0
- ----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                     97.0           36.0           92.1           33.5
Less: applicable assets of BT Securities Corporation (1)                         15.7            1.8           24.3            1.2
- ----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                       $   81.3         $ 34.2       $   67.8          $32.3
- ----------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET EXPOSURES
Derivatives                                                                  $1,981.7         $  8.1       $1,907.2          $ 8.8
Credit-related arrangements                                                      13.2            5.6           15.9            7.2
Securities lending indemnifications                                              21.0             .3           16.6             .4
When-issued securities and other                                                 10.0             .5            7.5             --
- ----------------------------------------------------------------------------------------------------------------------------------
Total off-balance sheet exposures                                             2,025.9           14.5        1,947.2           16.4
Less: applicable off-balance sheet exposures of BT Securities
  Corporation (1)                                                               (87.2)           (.2)          24.9             .1
- ----------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET EXPOSURES                                                  $2,113.1           14.7       $1,922.3           16.3
                                                                             --------                      --------
Less: allowance for credit losses limitation adjustment                                           .6                            .7
                                                                                               -----                         -----
TOTAL RISK-WEIGHTED ASSETS                                                                     $48.3                         $47.9
                                                                             -----------------------                         -----

(1)  As well as certain foreign insurance subsidiaries





32 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     The Tier 1 Capital and Total Capital ratios increased by 55 basis points and 31 basis points, respectively, as the increase in capital more than offset the increase in total risk-weighted assets. The Leverage Ratio decreased by 102 basis points as a result of a 28 percent increase in quarterly average total assets, primarily due to the adoption of FIN 39. The $300 million increase in Tier 1 Capital was primarily attributable to the retention of earnings, the issuance of Series Q and Series R Preferred Stock and the inclusion of net deferred tax assets which are permissible for regulatory capital, offset in part by the redemption of Series D Preferred Stock and the Corporation's previously announced stock repurchase plan. The Corporation's total risk-weighted assets at December 31, 1994 were $369 million higher than at year-end 1993.

SUMMARY OF CREDIT LOSS EXPERIENCE

Charge-Off Procedures and Adequacy of the Allowance for Credit Losses

As part of the Corporation's overall management and control process, the Credit Audit Department is charged with the responsibility for performing an ongoing independent examination of the portfolio. Counterparty risk exposure is analyzed across all product lines including loans, credit-related commitments, derivatives and other financial instruments. All significant items in the portfolio are reviewed annually; those under special supervision, such as cash basis loans and renegotiated loans, are reviewed quarterly. In addition, all levels of management are required to bring to the attention of the Credit Audit Department any credit risk where an additional review of the counterparty's financial position is believed to be warranted. The Credit Audit Department reports at least quarterly to the Audit Committee of the Board of Directors which, in turn, reports to the full Board of Directors, with recommendations for charge-offs. The Board has the final decision-making responsibility in authorizing charge-offs.

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





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 33

TABLE 7 ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

The following table analyzes the changes in the allowance for credit losses.

- ----------------------------------------------------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                           1994           1993           1992           1991           1990
- ----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES, BEGINNING OF YEAR                  $1,324         $1,620         $1,806         $2,169         $2,732
- ----------------------------------------------------------------------------------------------------------------------------------
CHARGE-OFFS
  Domestic (nonrefinancing country)
    Commercial and industrial                                       55             64            164             89            110
    Financial institutions                                          11              4             --              2             --
    Real estate
      Construction                                                   1              6              3              1              6
      Mortgage                                                      23             51             35             22              1
    Other                                                           --              1             --              1              4
  International
    Nonrefinancing country                                          77            302             98            152            118
    Refinancing country                                              1             32             43            220            250
- ----------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                  168            460            343            487            489
- ----------------------------------------------------------------------------------------------------------------------------------
RECOVERIES
  Domestic (nonrefinancing country)
    Commercial and industrial                                       24             19              7             24             28
    Financial institutions                                          --             --             --             --              1
    Real estate
      Construction                                                   1             --             --             --             --
      Mortgage                                                      --              1              1             --             --
    Other                                                           --              2              2             --              1
  International
    Nonrefinancing country                                           8              7             16              5             15
    Refinancing country                                             38             42             23             20             12
- ----------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                    71             71             49             49             57
- ----------------------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS (1)                                           97            389            294            438            432
LOSSES ON SALES AND SWAPS OF REFINANCING COUNTRY LOANS              --             --            117            163            325
- ----------------------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGES TO THE ALLOWANCE                                  97            389            411            601            757
PROVISION FOR CREDIT LOSSES                                         25             93            225            238            194
- ----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES, END OF YEAR                        $1,252         $1,324         $1,620         $1,806         $2,169
==================================================================================================================================

PERCENTAGE OF TOTAL NET CHARGES TO AVERAGE LOANS FOR THE YEAR      .78%          2.54%          2.45%          3.15%          3.57%
==================================================================================================================================

(1) Components:
     Secured by real estate                                     $   24         $  116         $   71         $   61         $   17
     Real estate related                                            23              3             27             40             11
     Highly leveraged                                               (5)            15            117             63            126
     Other                                                          92            265             59             74             40
     Refinancing country                                           (37)           (10)            20            200            238
- ----------------------------------------------------------------------------------------------------------------------------------
       Total                                                    $   97         $  389         $  294         $  438         $  432
==================================================================================================================================





34 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

Provision and Allowance for Credit Losses

The provision for credit losses amounted to $25 million for 1994, compared with $93 million for 1993 and $225 million in 1992. In 1991, the provision for credit losses totaled $238 million, an increase of $44 million from 1990.

     Total net charge-offs for 1994 were $97 million, compared with $389 million in the prior year and $294 million during 1992. Nonrefinancing country net charge-offs for 1994 were $134 million and included $72 million related to certain leveraged derivative contracts that were reclassified as receivables to the loan portfolio and subsequently charged-off. Nonrefinancing country net charge-offs also included $47 million of real estate loans and $5 million of net recoveries from highly leveraged borrowers. For 1993, nonrefinancing country net charge-offs were $399 million and included charge-offs of $221 million which resulted from the sale of Mexican government Par and Discount Bonds and industrial development bonds, as well as the loss on revaluation to market value of the remainder of these bonds as a result of their designation as securities available for sale in connection with the adoption of SFAS 115 at December 31, 1993. Net charge-offs of $119 million of real estate loans and $15 million of loans to highly leveraged borrowers were also recorded during 1993. The Corporation recorded $37 million and $10 million of refinancing country net recoveries in 1994 and 1993, respectively.

     The allowance for credit losses decreased to $1.252 billion at December 31, 1994, from $1.324 billion at year-end 1993 and $1.620 billion at December 31, 1992. The allowance was equal to 126 percent, 136 percent and 118 percent of total cash basis loans at December 31, 1994, 1993 and 1992, respectively.

     Pursuant to a regulatory requirement, the table below provides the components of the allowance for credit losses by category. This breakdown of the allowance at each year end reflects management's best estimate of possible credit losses and may not necessarily be indicative of actual future charge-offs. The allowance for credit losses is available for credit losses in the entire portfolio which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Therefore, the Corporation believes that the allowance must be viewed in its entirety.

(in millions) December 31,                              1994           1993           1992           1991           1990
- ------------------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial                          $  133          $  115         $  162         $  147         $  148
  Financial institutions                                 20               8             19             32             32
  Real estate
    Construction                                          5              15             10             10              3
    Mortgage                                             54              65             50             60             28
  Other                                                   2               1              4             12             15
- ------------------------------------------------------------------------------------------------------------------------
    Total domestic                                      214             204            245            261            226
International                                           266             190            403            599          1,112
- ------------------------------------------------------------------------------------------------------------------------
    Total allocated                                     480             394            648            860          1,338
Unallocated portion*
  Domestic                                              402             599            368            347            195
  International                                         370             331            604            599            636
- ------------------------------------------------------------------------------------------------------------------------
Total allowance for
  credit losses                                      $1,252          $1,324         $1,620         $1,806         $2,169
========================================================================================================================

* This amount and any unabsorbed portion of the allocated allowance is also available for credit losses in the entire portfolio.

     For purposes of providing information required by regulatory authorities and subject to the above limitations, the following table presents an analysis of the changes in the international component of the allowance for credit losses:

(in millions)
Year Ended December 31,                                 1994           1993           1992           1991           1990
- ------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                              $521         $1,007         $1,198         $1,748         $2,495
- ------------------------------------------------------------------------------------------------------------------------
Net charge-offs
  Charge-offs                                             78            334            141            372            368
  Recoveries                                              46             49             39             25             27
- ------------------------------------------------------------------------------------------------------------------------
    Total net charge-offs                                 32            285            102            347            341
Losses on sales and swaps of
  refinancing country loans                                -              -            117            163            325
- ------------------------------------------------------------------------------------------------------------------------
    Total net charges to
      the allowance                                       32            285            219            510            666
Provision for credit losses                               11             40             61            148            112
Reallocation (to) from
  domestic allowance                                     136           (241)           (33)          (188)          (193)
- ------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                    $636         $  521         $1,007         $1,198         $1,748
========================================================================================================================

     The $136 million reallocation during 1994 from the domestic to the international component of the allowance for credit losses, as well as the 1993 reallocation of $241 million from the international to the domestic component of the allowance for credit losses, was based on the continuing evaluation of the Corporation's overall credit portfolio. During 1993, the reduction in the international allowance was primarily attributable to the sale of Mexican government Par and Discount Bonds and the designation of the remainder of these bonds, as well as certain Brazilian government bonds, as securities available for sale.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 35

NONPERFORMING ASSETS

Table 8 shows the Corporation's trend of cash basis loans, renegotiated loans, other real estate and other nonperforming assets.

TABLE 8 NONPERFORMING ASSETS

- ------------------------------------------------------------------------------------------------------------------------
($ in millions) December 31,                            1994           1993           1992           1991           1990
- ------------------------------------------------------------------------------------------------------------------------
Cash basis loans (nonrefinancing country)
  Domestic
    Commercial and industrial                           $316           $285         $  481         $  588         $  550
    Secured by real estate                               277            306            349            403            314
    Financial institutions                                25             30              2              3              4
    Lease financing                                       --             --              1              3              2
- ------------------------------------------------------------------------------------------------------------------------
      Total domestic                                     618            621            833            997            870
- ------------------------------------------------------------------------------------------------------------------------
  International
    Commercial and industrial                            247             84            167            288            261
    Secured by real estate                                79            149            148            172             87
    Financial institutions                                48             --             --              5             --
    Other                                                  2              2              8              9             24
- ------------------------------------------------------------------------------------------------------------------------
      Total international                                376            235            323            474            372
- ------------------------------------------------------------------------------------------------------------------------
      Total cash basis loans (nonrefinancing
        country)                                         994            856          1,156          1,471          1,242
Cash basis loans (refinancing country)
  International                                            2            118            221            279            522
- ------------------------------------------------------------------------------------------------------------------------
Total cash basis loans                                  $996           $974         $1,377         $1,750         $1,764
========================================================================================================================
Ratio of cash basis loans to total loans                 8.0%           6.4%           8.0%          10.3%           8.2%
========================================================================================================================
Ratio of allowance for credit losses to cash
  basis loans                                            126%           136%           118%           103%           123%
========================================================================================================================
Renegotiated loans
  Venezuelan government Par Bonds                       $ --           $ --         $   --         $  249         $  249
  Mexican government Par Bonds (1)                        --             --            611            611            611
  Highly leveraged                                        --              6             27             31             --
  Secured by real estate                                  65             14             20             --             --
  Other nonrefinancing country                             1              1              1             --             --
- ------------------------------------------------------------------------------------------------------------------------
Total renegotiated loans                                $ 66           $ 21         $  659         $  891         $  860
========================================================================================================================
Other real estate                                       $301           $287         $  315         $  255         $   92
========================================================================================================================
Other nonperforming assets
  Assets acquired in credit workouts                    $ 61           $ 85         $   73         $   34         $   --
  Nonperforming derivative contracts                       2             16             26             21              4
  Other                                                   --             --              6              7             28
- ------------------------------------------------------------------------------------------------------------------------
Total other nonperforming assets                        $ 63           $101         $  105         $   62         $   32
========================================================================================================================
Loans 90 days or more past due and still
  accruing interest (2)                                 $ --           $ 40         $   86         $   15         $   --
========================================================================================================================

(1) During 1991, the Corporation reclassified its Mexican outstandings to nonrefinancing country status.

(2) Represents loans 90 days or more past due with respect to interest or principal. These loans were well secured and in the process of collection. The December 31, 1993 and 1992 balances includes $15 million and $66 million of international loans, respectively.





36 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     Each quarter an extensive review is performed by the Credit Audit Department and senior credit management of all cash basis loans and classified assets. Each borrower/counterparty is examined to determine whether it represents a potential loss. Whenever the probability of loss is believed to be greater than 50 percent, an immediate charge-off of the amount deemed uncollectible is recorded. The remaining portion, if any, is immediately placed on a cash basis, even if the borrower is still making required payments. If the probability of loss is believed to be less than 50 percent, but collection or liquidation in full is questionable if present trends continue, the asset is classified doubtful. It is the Corporation's policy to place all assets classified doubtful on a cash basis, even if the borrower is still making required payments. In addition, it is generally the Corporation's policy that loans be immediately placed on a cash basis when they become 90 days past due with respect to interest or principal.

     The Corporation's total cash basis loans amounted to $996 million at December 31, 1994, an increase of $22 million, or 2 percent, from 1993, which had decreased $403 million, or 29 percent, from 1992. The nonrefinancing country component of total cash basis loans increased by $138 million during 1994, while the refinancing country component decreased by $116 million. Nonrefinancing country cash basis loans increased during 1994, primarily due to $423 million of leveraged derivative contracts that were reclassified as receivables to the loan portfolio and placed on a cash basis. Of this amount, $72 million was subsequently charged-off to the allowance for credit losses. Approximately one half of the remainder related to transactions with Procter & Gamble, which company, along with other counterparties, have made various claims against the Corporation in connection with various leveraged derivative transactions. With these transfers and charge-offs, the Corporation has taken action on those leveraged derivative transactions that likely will not perform according to the contracts and has charged-off the balances deemed to be uncollectible. However, there can be no assurance that there will not be other such actions or claims in the future. Within total nonrefinancing country cash basis loans, loans secured by real estate decreased $99 million, to $356 million and real estate related loans (included within the domestic commercial and industrial category in Table 8) decreased by $29 million, to $29 million. Also included in total nonrefinancing country cash basis loans were commercial and industrial loans to highly leveraged borrowers which decreased $43 million, to $150 million at December 31, 1994. The decrease in refinancing country cash basis loans was primarily due to the conversion of loans to Brady bonds when a debt exchange took place between the Brazilian government and its commercial bank creditors, including the Corporation, which completed the long-awaited refinancing of Brazil's medium- and long-term debt.

     An analysis of the changes in the Corporation's total cash basis loans follows:

(in millions)
Year Ended December 31,                                 1994           1993           1992           1991           1990
- ------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                              $974         $1,377         $1,750         $1,764         $1,351
Net transfers to cash basis loans                        520            230            312            849          1,119
Net paydowns                                            (130)          (140)          (112)          (182)          (210)
Charge-offs                                             (163)          (232)          (322)          (479)          (406)
Transfers to other real estate                           (72)           (10)           (87)          (159)           (72)
Transfers to other
  nonperforming assets                                    (7)           (58)           (45)            (4)            --
Loan sales                                               (49)          (153)           (50)           (26)           (37)
Other                                                    (77)           (40)           (69)           (13)            19
- ------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                    $996         $  974         $1,377         $1,750         $1,764
========================================================================================================================

     The $403 million decrease in total cash basis loans during 1993 reflected a $300 million decrease in nonrefinancing country cash basis loans and a $103 million decrease in refinancing country cash basis loans. Within total nonrefinancing country cash basis loans were commercial and industrial loans to highly leveraged borrowers of $193 million and $430 million at December 31, 1993 and 1992, respectively. The $237 million decrease in this category resulted primarily from the combination of $94 million of loan sales and conversions of $58 million of loans to equity interests (resulting in reclassifications from cash basis loans to assets acquired in credit workouts). Also within nonrefinancing country cash basis loans, loans secured by real estate decreased $42 million, to $455 million and real estate related loans (mainly included within the domestic commercial and industrial category in Table 8) decreased by $25 million, to $58 million. The decrease in refinancing country cash basis loans was primarily due to $35 million of loan sales, $32 million of charge-offs and a $30 million transfer of Brazilian sovereign bonds to securities available for sale in connection with the adoption of SFAS 115. At December 31, 1993 and 1992, all of the Corporation's refinancing country cash basis loans were to Brazilian borrowers.

     The Corporation's renegotiated loans increased $45 million during 1994, primarily due to the $51 million increase in loans secured by real estate. Renegotiated loans declined $638 million during 1993, due almost entirely to the sale of $225 million of Mexican government Par Bonds and the transfer of the balance of the bonds to securities available for sale upon adoption of SFAS 115.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 37

SPECIAL PORTFOLIO SEGMENTS
REAL ESTATE PORTFOLIO

The global real estate loan portfolio totaled $1.7 billion at December 31, 1994. This included domestic loans secured by real estate of $1.360 billion, international loans secured by real estate of $140 million, and total real estate related loans of $200 million. The largest geographic concentration within loans secured by real estate was in properties in the Mid-Atlantic region, at 48 percent, of which New York City and its suburbs comprised approximately 61 percent. The next largest geographic concentrations were loans secured by properties in California, which comprised 12 percent and New England, which comprised 8 percent of the total. The largest product-type concentrations were loans secured by office buildings, 1-4 family residential properties, mixed-use properties and retail properties at 21 percent, 16 percent, 15 percent and 14 percent, respectively. All other concentrations within this total were individually less than 10 percent of total loans secured by real estate. Real estate related loans consist of loans made for any purpose to organizations or individuals, 80 percent of whose revenues or assets are derived from or consist of real estate ventures or holdings, that are not collateralized by cash or marketable securities and are not secured by real estate. The Corporation was also obligated under $445 million of standby letters of credit and $105 million of unused commitments to extend credit in connection with its commercial real estate financing activities at December 31, 1994.

     Because of the diversity of the portfolio, the risks of real estate lending reflect both general and local economic conditions. Management closely monitors the portfolio, and formal reviews are conducted at least annually, with many exposures reviewed quarterly. Table 9 details the global real estate portfolio at December 31, 1994.

TABLE 9 REAL ESTATE LOANS AND OTHER REAL ESTATE

- ------------------------------------------------------------------------------------------------------------------------
                                                                   Outstanding Balance
                                                   -------------------------------------------------
                                                                          Inter-                              Cash Basis
(in millions) December 31, 1994                    Domestic             national               Total             Balance
- ------------------------------------------------------------------------------------------------------------------------
Loans secured by real estate
  Land under development                             $   32                 $  2              $   34                $ 28
  Construction
    Under construction                                   43                    -                  43                   1
    In lease-up (1)                                     159                    -                 159                  19
  Standing (2)
    1-4 family residential                              215                   32                 247                  17
    Multifamily residential                             102                    1                 103                   7
    Commercial                                          809                  105                 914(3)              284
- ------------------------------------------------------------------------------------------------------------------------
      Total loans secured by real estate              1,360                  140               1,500                 356
Real estate related loans                               190                   10                 200                  29
- ------------------------------------------------------------------------------------------------------------------------
Total real estate loans                              $1,550                 $150              $1,700                $385
========================================================================================================================
Other real estate                                    $  196                 $105              $  301
====================================================================================================

(1) In lease-up are completed properties that are less than 85 percent leased-up.

(2) Standing properties have been built, developed and leased-up such that the project is considered stabilized.

(3)  Includes $65 million of renegotiated loans.





38 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

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

     Amounts included in the table and discussion which follow generally reflect the above definition.

TABLE 10 HIGHLY LEVERAGED TRANSACTIONS

(in millions) December 31,                    1994                1993
- ----------------------------------------------------------------------
Loans
  Senior debt                               $  959              $1,314
  Subordinated debt                            101                 126
- ----------------------------------------------------------------------
Total loans                                 $1,060              $1,440
======================================================================
Unfunded commitments
  Commitments to lend                       $  311              $  603
  Letters of credit                            198                 201
- ----------------------------------------------------------------------
Total unfunded commitments                  $  509              $  804
======================================================================
Equity investments                          $  413              $  477
======================================================================
Commitments to invest                       $  313              $  127
======================================================================

     The Corporation's outstanding loans were to 76 separate borrowers in 30 separate industry groups at December 31, 1994, compared to 105 separate borrowers in 35 separate industry groups at December 31, 1993. The industrial machinery group, at 18 percent, and the processed food and beverage group, at 13 percent, were the only industry concentrations which exceeded 10 percent of total HLT loans outstanding at December 31, 1994.

     In addition to the amounts shown in Table 10, at December 31, 1994, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $550 million (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During 1994, the Corporation originated $2.2 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at December 31, 1994 was less than $14 million. However, at December 31, 1994, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 8 separate highly leveraged borrowers.

     At December 31, 1994, $150 million of the HLT loan portfolio was on a cash basis. In addition, $10 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net recoveries of $5 million of HLT loans were recorded in 1994. In addition, the Corporation recorded a net gain of $80 million in connection with the sales and/or write-offs of certain equity investments in highly leveraged companies during 1994.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to highly leveraged transactions were approximately $103 million during 1994 and that as of December 31, 1994, approximately $16 million of fees were deferred and will be recognized as future revenue.

     During the first quarter of 1994, the Corporation transferred approximately $238 million of outstanding loans to highly leveraged borrowers from its loan portfolio to trading. None of the loans were classified as nonperforming assets at the time of transfer. These and other trading assets have been excluded from the Corporation's HLT outstandings at December 31, 1994 as reported above. No significant impact on earnings was recorded as a result of this transfer.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 39

CROSS-BORDER OUTSTANDINGS

The Corporation's cross-border outstandings reflect certain economic and political risks which differ from those associated with its domestic outstandings. These risks include those arising from exchange rate fluctuations, restrictions on the transfer of funds and balance-of-payments issues.

     Set forth in Table 11 are the Corporation's cross-border outstandings at December 31, 1994, 1993 and 1992, for each foreign country where such outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading securities, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings to the extent funded in local currency.

TABLE 11 CROSS-BORDER OUTSTANDINGS

- ------------------------------------------------------------------------------------------------------------------------
                                                                Governments      Banks and
                                                       % of             and          Other     Commercial
                                        Total         Total        Official      Financial            and
($ in millions)                  Outstandings        Assets    Institutions   Institutions     Industrial          Other
- ------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1994
  Japan                                $4,661           4.80%        $1,911         $2,267           $483           $ --
  United Kingdom                        1,960           2.02             26          1,787            145              2
  Italy                                 1,574           1.62          1,039            449             86             --
  France                                1,559           1.61            105          1,091            363             --
  Germany                               1,424           1.47            585            698            140              1
  Mexico (1)                            1,416           1.46            509            801            106             --
  Argentina (1)                         1,072           1.10            912             22            138             --
  Spain                                 1,035           1.07            628            374             32              1
- ------------------------------------------------------------------------------------------------------------------------
At December 31, 1993
  Japan                                $3,986           4.33%        $1,368         $1,920           $698           $ --
  France                                2,630           2.86          1,248          1,167            215             --
  United Kingdom                        2,585           2.81             32          2,396            153              4
  Italy                                 2,178           2.37          1,807            299             72             --
  Mexico                                1,641           1.78          1,226            314            101             --
  Germany                               1,623           1.76            981            348            294             --
  Spain                                 1,135           1.23            849            195             90              1
- ------------------------------------------------------------------------------------------------------------------------
At December 31, 1992
  Japan                                $2,886           3.96%        $  236         $2,373           $277           $ --
  France                                2,105           2.89            686          1,189            230             --
  Germany                               1,647           2.26            998            597             52             --
  Mexico                                1,470           2.02          1,138            327              5             --
  Switzerland                           1,080           1.48             --          1,074              3              3
  United Kingdom                          903           1.24             45            660            193              5
  Australia                               892           1.22            279            571             42             --
  Italy                                   843           1.16            340            476             27             --
- ------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 1994, the Corporation's Mexican cross-border outstandings primarily consisted of trading assets carried at fair value and securities purchased under resale agreements. The Argentine cross-border outstandings consisted primarily of trading assets carried at fair value.





40 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

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

     The following table details the cash basis loans and renegotiated loans components of the outstandings included in Table 11.

                                        Cash Basis        Renegotiated
(in millions)                                Loans               Loans
- ----------------------------------------------------------------------
AT DECEMBER 31, 1994
  United Kingdom                               $11                $ --
  Other                                         27                  --
- ----------------------------------------------------------------------
Total                                          $38                $ --
======================================================================
At December 31, 1993
  United Kingdom                               $10                $ --
  Other                                         10                  --
- ----------------------------------------------------------------------
Total                                          $20                $ --
======================================================================
At December 31, 1992
  Mexico (1)                                   $--                $537
  United Kingdom                                18                  --
  Other                                         17                  --
- ----------------------------------------------------------------------
Total                                          $35                $537
======================================================================

(1) At December 31, 1992, renegotiated loans excluded $74 million representing the market value of U.S. Treasury securities collateralizing Mexican government Par Bonds. During 1993, $225 million of these Par Bonds were sold; the rest were transferred to securities available for sale.

     At December 31, 1994, total cross-border commitments to borrowers or counterparties domiciled in the countries presented in Table 11 were: Japan, $62 million; United Kingdom, $289 million; Italy, $6 million; France, $72 million; Germany, $140 million; Mexico, $2 million; Argentina, $51 million; and Spain, $27 million.

     Switzerland was the only country whose cross-border outstanding was between .75 percent and 1.00 percent of total assets at December 31, 1994. The aggregate cross-border outstandings for this country amounted to $963 million, or .99 percent of total assets. Argentina was the only country whose cross-border outstanding was between .75 percent and 1.00 percent of total assets at December 31, 1993. The aggregate cross-border outstandings for this country amounted to $845 million, or .92 percent of total assets. There were no countries whose cross-border outstandings were between .75 percent and 1.00 percent of total assets at December 31, 1992.

ACCOUNTING DEVELOPMENTS

The following is a summary of accounting pronouncements not yet adopted that will impact the Corporation.

LOAN IMPAIRMENT

In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended in October 1994 by SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS 114, as amended, is effective for fiscal years beginning after December 15, 1994, with earlier adoption permissible. SFAS 114 requires the creation of a valuation allowance for impaired loans based on one of the following: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms.

     The Corporation adopted SFAS 114 on January 1, 1995. However, adoption of this standard at December 31, 1994 would only have resulted in an allocation of a portion of the existing allowance for credit losses to a specific valuation allowance for impaired loans, with no resulting impact on the Corporation's net income, stockholders' equity or total assets.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 41

42 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

FINANCIAL REPORTS SECTION

FINANCIAL STATEMENTS

Consolidated Statement of Income                                                                  44
Consolidated Balance Sheet                                                                        45
Consolidated Statement of Changes in Stockholders' Equity                                         46
Consolidated Statement of Cash Flows                                                              47
Notes to Financial Statements                                                                     48
MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING                                     77
REPORT OF INDEPENDENT AUDITORS                                                                    78


SUPPLEMENTAL FINANCIAL DATA

Condensed Quarterly Consolidated Statement of Income                                              79
Stockholder Data                                                                                  79
Average Balances, Interest and Average Rates                                                      80
Volume/Rate Analysis of Changes in Net Interest Revenue                                           82
Interest Rate Sensitivity                                                                         83
Deposits                                                                                          83



10-K REPORT

This Annual Report includes the Corporation's SEC Report on Form 10-K. However, portions of the Annual Report, such as pages 2-13, are not required by the Form 10-K report and are not part of the Corporation's Form 10-K. Only those sections of the Annual Report referenced in the cross-reference index on page 90 are incorporated in the Form 10-K.


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 43

CONSOLIDATED STATEMENT OF INCOME (in millions, except per share data)

- -------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     1994                 1993                1992
- -------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE
  Interest revenue                                                        $5,030               $4,436              $4,219
  Interest expense                                                         3,858                3,122               3,072
- -------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                                       1,172                1,314               1,147
Provision for credit losses                                                   25                   93                 225
- -------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES                     1,147                1,221                 922
- -------------------------------------------------------------------------------------------------------------------------
NONINTEREST REVENUE
  Trading                                                                    465                1,631                 896
  Fiduciary and funds management                                             740                  703                 648
  Fees and commissions                                                       756                  710                 588
  Securities available for sale gains                                         72                   --                  --
  Investment securities gains (losses)                                        --                   13                  (4)
  Other                                                                      440                  307                 203
- -------------------------------------------------------------------------------------------------------------------------
Total noninterest revenue                                                  2,473                3,364               2,331
- -------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries                                                                   774                  687                 630
  Incentive compensation and employee benefits                               724                1,172                 730
  Occupancy, net                                                             146                  155                 151
  Furniture and equipment                                                    163                  144                 132
  Other                                                                      944                  877                 704
- -------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                 2,751                3,035               2,347
- -------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effects of
  accounting changes                                                         869                1,550                 906
Income taxes                                                                 254                  480                 267
- -------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                       615                1,070                 639
Cumulative effects of accounting changes                                      --                  (75)                446
- -------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $  615               $  995              $1,085
=========================================================================================================================
NET INCOME APPLICABLE TO COMMON STOCK                                     $  587               $  972              $1,055
=========================================================================================================================
PRIMARY EARNINGS PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                  $ 7.17               $12.40              $ 7.23
  Cumulative effects of accounting changes                                    --                 (.89)               5.30
- -------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                              $ 7.17               $11.51              $12.53
=========================================================================================================================
FULLY DILUTED EARNINGS PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                  $ 7.17               $12.29              $ 7.22
  Cumulative effects of accounting changes                                    --                 (.88)               5.29
- -------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                              $ 7.17               $11.41              $12.51
=========================================================================================================================
Cash dividends declared per common share                                  $ 3.70               $ 3.24              $ 2.88
=========================================================================================================================

The accompanying notes are an integral part of the financial statements.



44 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET ($ in millions, except par value)

- -----------------------------------------------------------------------------------------------------
December 31,                                                                 1994                1993
- -----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $ 1,985             $ 1,750
Interest-bearing deposits with banks                                        3,390               1,638
Federal funds sold                                                          2,544                 361
Securities purchased under resale agreements                                9,943               9,567
Securities borrowed                                                         6,197               2,937
Trading assets                                                             47,514              48,276
Securities available for sale                                               7,475               7,073
Loans                                                                      12,501              15,200
Allowance for credit losses                                                (1,252)             (1,324)
Premises and equipment, net                                                   915                 719
Due from customers on acceptances                                             378                 455
Accounts receivable and accrued interest                                    2,356               2,561
Other assets                                                                3,070               2,869
- -----------------------------------------------------------------------------------------------------
Total                                                                     $97,016             $92,082
=====================================================================================================
LIABILITIES
Deposits
  Noninterest-bearing
    In domestic offices                                                   $ 3,285             $ 3,185
    In foreign offices                                                        541                 707
  Interest-bearing
    In domestic offices                                                     5,769               7,120
    In foreign offices                                                     15,344              11,764
- -----------------------------------------------------------------------------------------------------
      Total deposits                                                       24,939              22,776
Trading liabilities                                                        20,949               9,349
Securities sold under repurchase agreements                                15,617              23,834
Other short-term borrowings                                                18,222              18,992
Acceptances outstanding                                                       378                 455
Accounts payable and accrued expenses                                       3,174               3,771
Other liabilities                                                           2,328               2,524
Long-term debt                                                              6,455               5,597
- -----------------------------------------------------------------------------------------------------
Total liabilities                                                          92,062              87,298
- -----------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Notes 7 and 22)

PREFERRED STOCK OF SUBSIDIARY                                                 250                 250
- -----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                               395                 250
Common stock, $1 par value
  Authorized, 300,000,000 shares
  Issued 83,678,973 shares                                                     84                  84
Capital surplus                                                             1,317               1,321
Retained earnings                                                           3,494               3,226
Common stock in treasury, at cost: 1994, 5,609,707 shares;
 1993, 3,076,439 shares                                                      (416)               (233)
Other                                                                        (170)               (114)
- -----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  4,704               4,534
- -----------------------------------------------------------------------------------------------------
Total                                                                     $97,016             $92,082
=====================================================================================================

The accompanying notes are an integral part of the financial statements.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 45

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in millions)

- -------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     1994                 1993                1992
- -------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of year                                                $  250               $  500              $  500
Preferred stock issued                                                       350                   --                  --
Preferred stock redeemed                                                    (205)                (250)                 --
- -------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                         395                  250                 500
- -------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, beginning of year                                                    84                   84                  83
Common stock issued under employee benefit plans                              --                   --                   1
- -------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                          84                   84                  84
- -------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, beginning of year                                                 1,321                1,306               1,262
Preferred stock and other issuance costs                                      (8)                  --                  (4)
Common stock issued or distributed under employee benefit plans                4                   15                  48
- -------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                       1,317                1,321               1,306
- -------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of year                                                 3,226                2,552               1,743
Net income                                                                   615                  995               1,085
Cash dividends declared
  Preferred stock                                                            (28)                 (22)                (30)
  Common stock                                                              (291)                (265)               (238)
Treasury stock distributed under employee benefit plans                      (28)                 (34)                 (8)
- --------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                       3,494                3,226               2,552
- -------------------------------------------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY, AT COST
Balance, beginning of year                                                  (233)                 (52)                (20)
Purchases of stock                                                          (267)                (313)               (106)
Restricted stock granted, net                                                 50                   16                  29
Treasury stock distributed under employee benefit plans                       34                  116                  45
- -------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                        (416)                (233)                (52)
- -------------------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE -- STOCK AWARDS
Balance, beginning of year                                                   143                   53                  42
Deferred stock awards granted, net                                            18                  100                  27
Deferred stock distributed                                                    (1)                 (10)                (16)
- -------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                         160                  143                  53
- -------------------------------------------------------------------------------------------------------------------------
DEFERRED COMPENSATION -- STOCK AWARDS
Balance, beginning of year                                                   (47)                 (54)                (46)
Deferred stock awards granted, net                                           (17)                 (99)                (26)
Restricted stock granted, net                                                (40)                 (18)                (34)
Amortization of deferred compensation, net                                    41                  124                  52
- -------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                         (63)                 (47)                (54)
- -------------------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year                                                  (319)                (288)               (169)
Translation adjustments                                                      (76)                 (36)                (93)
Income taxes applicable to translation adjustments                            59                    5                 (26)
- -------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                        (336)                (319)               (288)
- -------------------------------------------------------------------------------------------------------------------------
SECURITIES VALUATION ALLOWANCE
Balance, beginning of year                                                   109                   20                  17
Change in unrealized net gains, after applicable income
  taxes and minority interest                                                (40)                   1                   3
Unrealized net gain, net of applicable income taxes,
 on securities available for sale upon adoption of  SFAS 115                  --                   88                  --
- -------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                          69                  109                  20
- -------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity, end of year                                   $4,704               $4,534              $4,121
=========================================================================================================================

The accompanying notes are an integral part of the financial statements.





46 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)

- -------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     1994                 1993                1992
- -------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $   615             $    995             $ 1,085
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Cumulative effects of accounting changes                                    --                   75                (446)
  Provision for credit losses                                                 25                   93                 225
  Provision for policyholder benefits                                        205                  140                 120
  Deferred income taxes                                                     (141)                 (37)                 67
  Depreciation and amortization of premises and equipment                    128                  107                  98
  Other, net                                                                 (86)                 111                 (25)
- -------------------------------------------------------------------------------------------------------------------------
    Earnings adjusted for noncash charges and credits                        746                1,484               1,124
Net change in:
  Trading assets                                                           1,003              (18,904)             (7,472)
  Trading liabilities                                                     11,220                4,342               1,588
  Receivables and payables from securities transactions                     (516)               1,096                (616)
  Other operating assets and liabilities, net                               (150)                 100                 933
Securities available for sale gains                                          (72)                  --                  --
Investment securities (gains) losses                                          --                  (13)                  4
- -------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                       12,231              (11,895)             (4,439)
- -------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                                    (1,791)               1,422                 881
  Federal funds sold                                                      (2,183)                  77                (419)
  Securities purchased under resale agreements                              (127)              (2,909)             (1,971)
  Securities borrowed                                                     (3,260)                 229                  --
  Loans                                                                    3,225                1,191                (916)
Securities available for sale:
  Purchases                                                               (5,830)                  --                  --
  Maturities and other redemptions                                         2,947                   --                  --
  Sales                                                                    2,201                   --                  --
Investment securities:
  Purchases                                                                   --               (8,128)             (6,639)
  Maturities and other redemptions                                            --                6,462               5,256
  Sales                                                                       --                1,134               1,195
Acquisitions of premises and equipment                                      (292)                (179)               (137)
Other, net                                                                   (68)                 (65)               (445)
- -------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (5,178)                (766)             (3,195)
- -------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                                                 1,426               (2,059)              2,655
  Securities sold under repurchase agreements                             (8,297)               6,416               4,907
  Other short-term borrowings                                               (393)               7,555              (1,031)
Issuances of long-term debt                                                2,411                2,220               2,041
Repayments of long-term debt                                              (1,615)                (711)             (1,157)
Issuance of preferred stock of subsidiary                                     --                  247                  --
Issuances of preferred stock                                                 342                   --                  --
Redemptions of preferred stock                                              (205)                (250)                 --
Issuance of common stock                                                      --                   --                  27
Purchases of treasury stock                                                 (267)                (313)               (106)
Cash dividends paid                                                         (322)                (281)               (262)
Other, net                                                                    23                  200                 213
- -------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       (6,897)              13,024               7,287
- -------------------------------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                   79                    3                 (16)
- -------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                           235                  366                (363)
Cash and due from banks, beginning of year                                 1,750                1,384               1,747
- -------------------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of year                                     $ 1,985             $  1,750             $ 1,384
=========================================================================================================================
Interest paid                                                            $ 3,737             $  3,098             $ 3,079
=========================================================================================================================
Income taxes paid, net                                                   $   216             $    144             $   142
=========================================================================================================================
Noncash investing activities:
  Conversions of loans to other real estate and assets acquired in
    credit workouts                                                      $    73             $     68             $   132
  Exchanges of Chilean government bonds for annuity contracts                 91                   89                  48
  Other                                                                       32                   --                  24
- -------------------------------------------------------------------------------------------------------------------------
Total noncash investing activities                                       $   196             $    157             $   204
=========================================================================================================================
Noncash financing activity: exchange of series preferred stock           $    --             $     --             $    45
=========================================================================================================================

The accompanying notes are an integral part of the financial statements.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 47

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

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

Resale and Repurchase Agreements; Securities Borrowed

Resale and repurchase agreements are generally treated as collateralized financing transactions and are carried at the amounts at which the securities were initially acquired or sold. The Corporation generally takes possession of securities purchased under resale agreements, which are primarily U.S. government and federal agency securities, monitors their fair value and requests additional collateral when deemed appropriate.

     During the fourth quarter of 1994, the Corporation adopted FIN 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements." FIN 41 allows the netting, under certain circumstances, of certain repurchase and reverse repurchase agreements. It was the Corporation's former policy to record such transactions on a gross basis on the balance sheet. As the result of this adoption, at December 31, 1994, the Corporation's consolidated total assets and total liabilities each decreased by approximately $500 million.

     Securities borrowed are recorded at the amount of cash collateral deposited with the lender. The Corporation monitors its market exposure with respect to securities borrowed transactions daily and requests the return of excess collateral as required.

Trading Securities; Securities Available for Sale

The Corporation designates securities as either trading assets or available for sale at the date of acquisition.

     Debt and equity securities, as well as money market instruments which are classified as trading assets and as trading liabilities, are carried at their fair values, with the resulting gains and losses included in trading revenue.

     Securities available for sale, including applicable hedges, are valued at fair value, with the resulting net unrealized gains or losses recorded in stockholders' equity as securities valuation allowance. Realized gains and losses, as well as the amortization of premiums and accretion of discounts, are recorded in earnings. The specific identification method is used to determine the cost of securities sold.

     Fair value is generally based on quoted market prices or broker or dealer price quotations.

Derivatives

Swaps, futures contracts, forward commitments, options and other similar types of contracts and commitments based on either interest rates or foreign exchange rates, as well as equity and commodity derivatives, are traded by the Corporation and are carried at their fair values. Fair values for derivatives are based on quoted market prices or pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions. Gains and losses resulting from these positions are included in trading revenue.

     On January 1, 1994, the Corporation adopted FIN 39, "Offsetting of Amounts Related to Certain Contracts." FIN 39 requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities, except where such gains and losses arise from contracts covered by qualifying master netting agreements. It was the Corporation's former policy to record such unrealized gains and losses on a net basis on the balance sheet. As the result of this adoption, at December 31, 1994, the Corporation's consolidated total assets and total liabilities each increased by approximately $12 billion.

     In addition to its trading activities, the Corporation, as an end user, utilizes various types of derivative products (principally interest rate and currency swaps) to manage the interest, currency and other market risks arising from a number of categories of its assets and liabilities. Revenue or expense pertaining to management of interest rate exposure is predominantly recognized over the life of the contract as an adjustment to interest revenue or expense. Realized gains and losses on hedges of equities classified as other assets are included in the carrying amounts of those assets and are ultimately recognized in income when those assets are sold. Derivatives are also used to manage the risks associated with securities available for sale. These derivatives are carried at fair value, with the resulting net


48 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES unrealized gains and losses recorded in stockholders' equity as securities valuation allowance. The discount or premium on foreign exchange forward contracts and the interest on swaps used as hedges of net investments in foreign entities, as well as the net unrealized gains and losses from revaluing these contracts to spot exchange rates, are recorded in stockholders' equity as cumulative translation adjustments.

Cash Basis Loans, Renegotiated Loans, Other Real Estate and Other
Nonperforming Assets

Generally, when a loan is in default as to payment of principal or interest for 90 days or when, in the judgment of management, the accrual of interest should be ceased before 90 days, it is the Corporation's policy to place such a loan on a "cash basis." In addition, all loans classified doubtful and all partially charged-off loans are placed on a cash basis, even if the borrower is still making required payments. Any accrued but unpaid interest previously recorded on cash basis loans is reversed against current period interest revenue. Cash receipts of interest on cash basis loans are recorded as either revenue or a reduction of principal, according to management's judgment as to the collectibility of principal.

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

Allowance For Credit Losses

The allowance for credit losses is available for credit losses arising from the Corporation's portfolio which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Whenever the Credit Audit Department determines that the probability of loss is greater than 50 percent, a charge-off of the amount deemed uncollectible is recommended to the Audit Committee of the Board.

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

Premises and Equipment

     Premises and equipment owned are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the terms of the leases or the estimated useful lives of the improvement, whichever are shorter. Maintenance and repairs are charged to expense and improvements are capitalized. Gains and losses on dispositions are reflected in earnings.

     Leased properties meeting certain criteria are capitalized and amortized using the straight-line method over the terms of the leases.

Insurance Revenue and Expense

For the Corporation's life insurance subsidiaries, premiums are recognized as revenue over the premium paying period of the related disability, annuity and other life insurance policies and are included in other noninterest revenue. Liabilities for future insurance benefits and the related provision for policyholder benefits reflect the present value of actuarially determined obligations net of future premiums. The liabilities for future benefits are included in other liabilities and the provision for benefits is included in other noninterest expenses.

Income Taxes

The Corporation recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of the enacted tax laws. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences. The amount of deferred tax assets is reduced, if necessary, to the amount that, based on available evidence, will more likely than not be realized.

Deferred Stock Awards

The Corporation records its obligations under outstanding deferred stock awards in stockholders' equity as common stock issuable-stock awards. The related deferred compensation is also included in stockholders' equity. These classifications are based upon the Corporation's intent to settle these awards with its common stock.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 49

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

NOTE 2 -- CHANGES IN ACCOUNTING PRINCIPLES

During the fourth quarter of 1994, the Corporation adopted FIN 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements." FIN 41 allows the netting, under certain circumstances, of certain repurchase and reverse repurchase agreements. It was the Corporation's former policy to record such transactions on a gross basis on the balance sheet. As the result of this adoption, at December 31, 1994, the Corporation's consolidated total assets and total liabilities each decreased by approximately $500 million.

     On January 1, 1994, the Corporation adopted FIN 39, "Offsetting of Amounts Related to Certain Contracts." FIN 39 requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities, except where such gains and losses arise from contracts covered by qualifying master netting agreements. It was the Corporation's former policy to record such unrealized gains and losses on a net basis on the balance sheet. As the result of this adoption, at December 31, 1994, the Corporation's consolidated total assets and total liabilities each increased by approximately $12 billion.

     Effective December 31, 1993, the Corporation adopted SFAS 115, "Accounting For Certain Investments in Debt and Equity Securities." As the result of this adoption, the Corporation recorded a credit of $145 million ($88 million on an after-tax basis) in stockholders' equity as securities valuation allowance. The adoption of SFAS 115 had no effect on net income.

     On January 1, 1993, the Corporation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS 112, "Employers' Accounting for Postemployment Benefits." As the result of this adoption, the Corporation recorded charges of $100 million and $7 million, respectively, (or $70 million and $5 million, respectively, net of income taxes) as the cumulative effects of these changes in accounting principles.

     Effective January 1, 1992, the Corporation adopted SFAS 109, "Accounting for Income Taxes." The adoption of SFAS 109, resulted in a $324 million upward restatement of consolidated net income for 1992. This amount consisted of a $446 million credit recorded as the cumulative effect of the accounting change and a $122 million increase in income taxes.

NOTE 3 -- TRADING ASSETS AND TRADING LIABILITIES

The components of these accounts, which are carried at fair value, were as follows:

(in millions) December 31,                                                                          1994                   1993
- -------------------------------------------------------------------------------------------------------------------------------
TRADING ASSETS
U.S. government and agency securities                                                            $10,974                $19,648
Obligations of U.S. states and political subdivisions                                                179                    494
Foreign government securities                                                                      8,359                 13,229
Corporate debt securities                                                                          5,571                  5,565
Equity securities                                                                                  3,850                  3,804
Bankers acceptances and certificates of deposit                                                    1,316                  2,178
Swaps, options and other derivative contracts (1)                                                 14,071                    732
Other                                                                                              3,194                  2,626
- -------------------------------------------------------------------------------------------------------------------------------
Total trading assets                                                                             $47,514                $48,276
===============================================================================================================================
TRADING LIABILITIES
Securities sold, not yet purchased
  U.S. government and agency securities                                                          $ 4,159                $ 4,023
  Foreign government securities                                                                    2,751                  3,099
  Equity securities                                                                                2,298                  1,644
  Other                                                                                              174                    583
Swaps, options and other derivative contracts (1)                                                 11,567                     --
- -------------------------------------------------------------------------------------------------------------------------------
Total trading liabilities                                                                        $20,949                $ 9,349
===============================================================================================================================

(1) Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with FIN 39, at December 31, 1994. At December 31, 1993, prior to the adoption of FIN 39, the Corporation's policy was to record the unrealized gains and losses on these contracts on a net basis.

     Securities sold, not yet purchased are recorded as liabilities on the balance sheet and have off-balance sheet market risk to the extent that the Corporation, in satisfying this obligation, may have to purchase securities at a higher market price than that recorded on the balance sheet.





50 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

NOTE 4 -- SECURITIES AVAILABLE FOR SALE; INVESTMENT SECURITIES

The fair value, amortized cost, and gross unrealized holding gains and losses for the Corporation's securities available for sale follow:

(in millions) December 31,                                    1994                                         1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                             Gross                                        Gross
                                                      Unrealized Holding                            Unrealized Holding
                                           Fair      ---------------------  Amortized        Fair   ------------------  Amortized
                                          Value      Gains       (Losses)        Cost       Value    Gains   (Losses)        Cost
- ---------------------------------------------------------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies            $  893       $  8        $ (19)       $  904      $1,091    $ 33     $ (36)      $1,094
  States of the U.S. and
    political subdivisions                 2,249         75          (46)        2,220       1,561     125       (59)       1,495
  Asset-backed                             1,447          4           (4)        1,447       1,105       3        --        1,102
  Foreign governments                      1,469         37          (11)        1,443       1,305      17        --        1,288
  Corporate debt                           1,000         21          (14)          993       1,667      32       (30)       1,665
Equity securities                            417        125           (7)          299         344      98        (8)         254
- ---------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale       $7,475       $270        $(101)       $7,306      $7,073    $308     $(133)      $6,898
=================================================================================================================================

     Except for U.S. government and agencies, there were no securities of any individual issuer included in securities available for sale that exceeded 10 percent of the Corporation's total stockholders' equity at December 31, 1994.

     The components of securities available for sale gains (losses) as reported in the consolidated statement of income follow:

(in millions) Year Ended December 31,                                   1994
- ----------------------------------------------------------------------------
Debt securities -- gross realized gains                                 $ 43
Debt securities -- gross realized losses                                 (39)
Equity securities -- net realized gains                                   68
- ----------------------------------------------------------------------------
Total securities available for sale gains                               $ 72
============================================================================

     The components of investment securities gains (losses) as reported in the consolidated statement of income follow:

(in millions) Year Ended December 31,                   1993            1992
- ----------------------------------------------------------------------------
Debt securities -- gross realized gains                 $  7            $  8
Debt securities -- gross realized losses                  (5)            (28)
Equity securities -- net realized gains                   11              16
- ----------------------------------------------------------------------------
Total investment securities gains (losses)              $ 13            $ (4)
============================================================================

     The Corporation's investment securities' book value and market value (or estimated market value for certain investment securities where no market quotations were available), including gross unrealized gains and losses follow:

(in millions) December 31,                                        1992
- ------------------------------------------------------------------------------------------
                                                           Gross Unrealized
                                               Book      --------------------       Market
                                              Value      Gains       (Losses)        Value
- ------------------------------------------------------------------------------------------
U.S. Treasury                                 $  569       $  5         $ --        $  574
  -- portion carried at market                    44         --           --            44
U.S. government agencies and corporations        883         20           (1)          902
  -- portion carried at market                    65         --           --            65
States of the U.S. and political
  subdivisions                                 1,312         77           (1)        1,388
Other bonds, notes, debentures and
  redeemable preferred stock                   2,526          8           (9)        2,525
  -- portion carried at market                   639         --           --           639
Federal Reserve Bank and other corporate
  stock                                           73          1           (1)           73
  -- portion carried at market                   104         --           --           104
- ------------------------------------------------------------------------------------------
Total investment securities                   $6,215       $111         $(12)       $6,314
==========================================================================================

     The following table shows the fair value, remaining maturities, approximate weighted average yields (not on a fully taxable basis) and total amortized cost by maturity distribution of the debt components of the Corporation's securities available for sale at December 31, 1994.

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                      Maturity Distribution
                                ----------------------------------------------------------------------------------------------------
                                                      After One            After Five
                                     Within           But Within           But Within             After
                                    One Year          Five Years            Ten Years           Ten Years              Total
- ------------------------------------------------------------------------------------------------------------------------------------
($ in millions)                 Amount    Yield     Amount   Yield      Amount    Yield      Amount   Yield      Amount       Yield
- -----------------------------------------------------------------------------------------------------------------------------------
U.S. government and agencies    $  223     4.14%    $  670     5.44%      $   --     --%       $ --       --%    $  893        5.12%
States of the U.S. and
  political subdivisions           559     8.46        593     6.51          510   5.83         587     6.71      2,249        6.89
Asset-backed securities             30     5.87        878     6.21          514   6.34          25     6.45      1,447        6.25
Foreign government securities      439     7.51        597     8.88          281   6.33         152     6.53      1,469        7.74
Corporate debt                     119     6.39        599     6.30          226   7.74          56     7.44      1,000        6.70
- -----------------------------------------------------------------------------------------------------------------------------------
Total fair value                $1,370              $3,337                $1,531               $820              $7,058
======================================              ======                ======               ====              ======
Total amortized cost            $1,350              $3,339                $1,516               $802              $7,007
======================================              ======                ======               ====              ======





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 51

NOTE 5 -- LOANS

The following table summarizes the composition of loans at the end of each of the last five years:

- -----------------------------------------------------------------------------------------------------------------------------------
($ in millions) December 31,             1994                 1993               1992                1991                 1990
- -----------------------------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial     $ 2,218        18%  $ 2,794         18%  $ 3,727       21%  $ 4,074        24%  $ 5,111         24%
  Financial institutions          2,221        17     3,210         21     4,544       26     3,020        18     3,701         17
  Real estate
     Construction                   234         2       245          2       261        2       405         2       484          2
     Mortgage                     1,126         9     1,550         10     1,625        9     1,499         9     1,677          8
  Other                           1,044         8     1,780         12     1,312        8     1,247         7     1,715          8
- ----------------------------------------------------------------------------------------------------------------------------------
Total domestic                    6,843        54     9,579         63    11,469       66    10,245        60    12,688         59
- ----------------------------------------------------------------------------------------------------------------------------------
International
  Governments and official
     institutions                   184         2       456          3     1,316        8     1,709        10     2,297         11
  Banks and other financial
     institutions                 2,994        24     1,935         12     1,076        6       973         5     1,752          8
  Commercial and industrial       1,428        11     1,721         11     1,930       11     2,409        14     3,097         14
  Real estate
     Construction                     2        --         2         --        18       --       161         1       209          1
     Mortgage                       138         1       261          2       394        2       465         3       430          2
  Other                           1,014         8     1,346          9     1,212        7     1,175         7     1,107          5
- ----------------------------------------------------------------------------------------------------------------------------------
Total international               5,760        46     5,721         37     5,946       34     6,892        40     8,892         41
- ----------------------------------------------------------------------------------------------------------------------------------
Gross loans                      12,603       100%   15,300        100%   17,415      100%   17,137       100%   21,580        100%
                                              ===                  ===                ===                 ===                  ===
Less, unearned income               102                 100                   97                 90                 106
- ---------------------------------------             -------              -------            -------             -------
Total loans                     $12,501             $15,200              $17,318            $17,047             $21,474
=======================================             =======              =======            =======             =======

     On a global basis, the commercial and industrial category and the "other" category included no single industry group with aggregate borrowings from the Corporation in excess of 10 percent of the total loan portfolio at December 31, 1994.

     The following table shows certain maturity information for the Corporation's loans at December 31, 1994, excluding 1-4 family mortgages, installment loans and lease financing:

                                       Remaining Maturity
- ----------------------------------------------------------------------
                               Within   After one     After
                                  one  but within      five
(in millions)                    year  five years     years      Total
- ----------------------------------------------------------------------
Domestic
  Commercial and industrial    $  682      $1,321    $  215    $ 2,218
  Financial institutions        2,173          41         7      2,221
  Real estate
    Construction                   83         151         -        234
    Mortgage                      543         318        50        911
  Other                           765          28         -        793
- ----------------------------------------------------------------------
Total domestic                  4,246       1,859       272      6,377
International                   4,222         611       767      5,600
- ----------------------------------------------------------------------
Total                          $8,468      $2,470    $1,039    $11,977
======================================================================
Loans due after one year
  With predetermined interest
   rates                                   $  445    $  753
======================================================================
  With floating or adjustable
    interest rates                         $2,025    $  286
======================================================================

Cash Basis Loans and Renegotiated Loans

The Corporation's cash basis loans and renegotiated loans are summarized as follows:

(in millions) December 31,                             1994       1993
- ----------------------------------------------------------------------
Cash basis loans
  Domestic                                             $618       $621
  International                                         378        353
- ----------------------------------------------------------------------
Total cash basis loans                                 $996       $974
======================================================================
Renegotiated loans
  Domestic                                             $ 66       $ 21
  International                                          --         --
- ----------------------------------------------------------------------
Total renegotiated loans                               $ 66       $ 21
======================================================================

     At December 31, 1994 and 1993, the Corporation had commitments to make additional loans to borrowers on a cash basis or renegotiated status of $4 million and $29 million, respectively.





52 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

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

(in millions) Year Ended December 31,        1994     1993       1992
- ---------------------------------------------------------------------
Domestic loans
  Gross amount of interest that would
     have been recorded at original rate      $52      $56       $ 82
  Less, interest, net of reversals,
     recognized in interest revenue             3        8         18
- ---------------------------------------------------------------------
Reduction of interest revenue                  49       48         64
- ---------------------------------------------------------------------
International loans
  Gross amount of interest that would
     have been recorded at original rate       27       29         95
  Less, interest, net of reversals,
     recognized in interest revenue             4       22        108
- ---------------------------------------------------------------------
Reduction of (Increase in) interest revenue    23        7        (13)
- ---------------------------------------------------------------------
Total reduction of interest revenue           $72      $55       $ 51
=====================================================================

     In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended in October 1994 by SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS 114, as amended, is effective for fiscal years beginning after December 15, 1994, with earlier adoption permissible. SFAS 114 requires the creation of a valuation allowance for impaired loans based on one of the following: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms.

     The Corporation adopted SFAS 114 on January 1, 1995. However, adoption of this standard at December 31, 1994 would only have resulted in an allocation of a portion of the existing allowance for credit losses to a specific valuation allowance for impaired loans, with no resulting impact on the Corporation's net income, stockholders' equity or total assets.

NOTE 6 -- ALLOWANCE FOR CREDIT LOSSES

An analysis of the changes in the Corporation's allowance for credit losses follows:

(in millions) Year Ended December 31,        1994     1993       1992
- ---------------------------------------------------------------------
Balance, beginning of year                 $1,324   $1,620     $1,806
- ---------------------------------------------------------------------
Net charge-offs
  Charge-offs                                 168      460        343
  Recoveries                                   71       71         49
- ---------------------------------------------------------------------
    Total net charge-offs                      97      389        294
Losses on sales and swaps of
  refinancing country loans                    --       --        117
- ---------------------------------------------------------------------
     Total net charges to the allowance        97      389        411
Provision for credit losses                    25       93        225
- ---------------------------------------------------------------------
Balance, end of year                       $1,252   $1,324     $1,620
=====================================================================

NOTE 7 -- PREMISES AND EQUIPMENT; LEASES

An analysis of premises and equipment follows:

(in millions) December 31,                             1994      1993
- ---------------------------------------------------------------------
Land                                                 $   73    $   70
Buildings                                               313       211
Leasehold improvements                                  311       263
Furniture and equipment                                 908       737
Property leased under capital leases
   Land and buildings                                    76        76
   Equipment                                              3         2
Construction-in-progress                                 24        19
- ---------------------------------------------------------------------
Total                                                 1,708     1,378
Less, accumulated depreciation and amortization         793       659
- ---------------------------------------------------------------------
Net book value                                       $  915    $  719
=====================================================================

     Included in accumulated depreciation and amortization was accumulated amortization related to capitalized leases of $26 million and $25 million at December 31, 1994 and 1993, respectively.

     The Corporation is a lessee under lease agreements covering real property and equipment. Certain leases contain purchase or bargain renewal options. The future minimum lease payments required under the Corporation's capital leases and the present value of such payments at the end of 1994 were as follows:

(in millions) December 31,                                       1994
- ---------------------------------------------------------------------
1995                                                             $  7
1996                                                                7
1997                                                                7
1998                                                                7
1999                                                                7
2000 and later                                                     93
- ---------------------------------------------------------------------
Total minimum lease payments                                      128*
Less, amount representing interest                                 60
- ---------------------------------------------------------------------
Total present value of minimum lease payments                      68
Less, loans to lessors of certain leased premises                  63
- ---------------------------------------------------------------------
Obligations under capital leases, net                            $  5
=====================================================================

* Net minimum lease payments were $103 million after deducting minimum non-cancelable sublease rentals of $25 million.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 53

     The future minimum lease payments required under the Corporation's noncancelable operating leases at the end of 1994 were as follows:

(in millions) December 31,                                       1994
- ---------------------------------------------------------------------
1995                                                             $ 58
1996                                                               54
1997                                                               50
1998                                                               47
1999                                                               48
2000 and later                                                    196
- ---------------------------------------------------------------------
Total minimum lease payments                                     $453*
=====================================================================

* Net minimum lease payments were $445 million after deducting minimum noncancelable sublease rentals of $8 million.

     The following shows the net rental expense for all operating leases:

(in millions) Year Ended December 31,        1994      1993      1992
- ---------------------------------------------------------------------
Gross rental expense                           $87      $87       $95
Less, sublease rental income                     9        9        14
- ---------------------------------------------------------------------
Net rental expense                             $78      $78       $81
=====================================================================

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

     The details of these borrowings for the years 1994, 1993 and 1992 are presented below:

($ in millions)                               1994     1993       1992
- ----------------------------------------------------------------------
Securities sold under repurchase agreements
Balance at year end                         $15,617  $23,834   $17,451
Average amount outstanding                   21,814   23,772    20,241
Maximum amount outstanding at
   any month end                             28,409   28,575    26,540
Average interest rate for the year             4.20%    3.64%     4.03%
Average interest rate on year-end balance      5.34%    3.59%     3.27%
Federal funds purchased
Balance at year end                         $ 3,463  $ 5,242   $ 2,926
Average amount outstanding                    2,908    2,674     2,686
Maximum amount outstanding at
   any month end                              6,742    5,719     5,254
Average interest rate for the year             3.37%    2.49%     3.12%
Average interest rate on year-end balance      4.60%    2.50%     1.83%
Commercial paper
Balance at year end                         $ 8,009  $ 7,156   $ 5,001
Average amount outstanding                    7,387    5,415     4,494
Maximum amount outstanding at
   any month end                              9,378    7,156     5,367
Average interest rate for the year             4.59%    3.65%     5.01%
Average interest rate on year-end balance      5.38%    3.47%     4.07%
Other
Balance at year end                         $ 6,750  $ 6,594   $ 3,852
Average amount outstanding                    6,961    4,628     3,851
Maximum amount outstanding at
   any month end                              7,832    6,594     4,281
Average interest rate for the year             6.57%    7.39%     8.20%
Average interest rate on year-end balance      6.27%    5.76%     7.05%
- ----------------------------------------------------------------------

     The Parent Company had standby lines of credit amounting to $500 million at December 31, 1994 with banks other than its subsidiaries to support its commercial paper outstanding. It has never been necessary for the Parent Company to activate these lines of credit.




54 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

NOTE 9 -- LONG-TERM DEBT

Long-term debt is summarized as follows, based on the contractual terms of each issue:

                                    Fixed Rate           Floating Rate   Dec. 31,   Dec. 31,
                               --------------------  --------------------    1994       1993
(in millions)                  Senior  Subordinated  Senior  Subordinated   Total      Total
- --------------------------------------------------------------------------------------------
Parent Company
Due in 1994                    $   --     $   --    $   --     $ --       $   --     $  150
Due in 1995                       300         --       155       --          455        419
Due in 1996                       599        150        10       --          759        761
Due in 1997                        --        199       211       --          410        201
Due in 1998                       100         --        67       --          167        130
Due in 1999                        --        100        59      150          309        395
Due in 2000-2004                   14        982        23      398        1,417      1,531
Thereafter                         --        390        --       81          471        344
- -------------------------------------------------------------------------------------------
Total                          $1,013     $1,821    $  525     $629       $3,988     $3,931
- -------------------------------------------------------------------------------------------
BTCo.
Due in 1994                    $   --     $   --    $   --     $ --       $   --     $  598
Due in 1995                        --        100       388       --          488        341
Due in 1996                        --         --       845       --          845         40
Due in 1997                        --         24       263       --          287         86
Due in 1998                        --         26        71       --           97        135
Due in 1999                        --          7       108       --          115        104
Due in 2000-2004                   19         25       118       --          162         75
Thereafter                         --          8        71       --           79         14
- -------------------------------------------------------------------------------------------
Total                          $   19     $  190    $1,864     $ --       $2,073     $1,393
- -------------------------------------------------------------------------------------------
BT Securities Corporation
Variable Rate Subordinated Notes due Feb. 1997 to Nov. 1999
  ($63 million at fixed rate at Dec. 1994)                                $  319     $  162
Bankers Trust (Delaware)
Zero Coupon Bank Notes due June 1994 to Dec. 1996                             75         87
Other Subsidiaries                                                            --         24
- -------------------------------------------------------------------------------------------
Total long-term debt                                                      $6,455     $5,597
===========================================================================================

     Based solely on the contractual terms of the debt issues, at December 31, 1994 and 1993 the Corporation's total fixed rate long-term debt had a weighted average interest rate of 7.26 percent and 7.50 percent, respectively.

     The Corporation has entered into interest rate and currency swap agreements for many of its long-term debt issues, in order to manage its interest rate and currency risks.

     The interest rates for the floating rate debt issues and the fixed rate debt issues effectively converted to floating are generally based on LIBOR, although in certain instances they are subject to minimum interest rates as specified in the agreements governing the respective issues.

     The weighted average effective interest rates for total long-term debt, including the effects of the related swap agreements, were 6.23 percent and
3.58 percent at December 31, 1994 and 1993, respectively.

     Certain debt securities include covenants requiring the Parent Company, from time to time or at maturity, as appropriate, to issue common stock or other securities in an amount equal to the principal amount of the debt securities, in order to comply with bank regulations governing capital adequacy. In this regard, at December 31, 1994 and 1993, the Parent Company had dedicated $598 million and $473 million, respectively, of net proceeds from such issuances.

     At December 31, 1994, the Parent Company had outstanding two issues of Convertible Capital Securities due 2033 and totaling $250 million. These are subordinated debt securities which under certain circumstances can be converted into Parent Company preferred stock. See Note 11 for additional information.

     The payment of principal and interest on a BTCo. $100 million issue of Subordinated Notes due March 1995 is unconditionally guaranteed on a subordinated basis by the Parent Company. The notes were issued during 1992 as part of an offering of Preferred Purchase Units. See Note 11 for additional information.

NOTE 10 -- PREFERRED STOCK OF SUBSIDIARY

On January 22, 1993, BT Overseas Finance N. V. ("BTOF"), an indirect, wholly-owned subsidiary of the Parent Company authorized to issue 10,000 preferred shares, $.01 par value, issued $250 million, or 2,500 shares, of Auction Rate Cumulative Preferred Stock in four series of 625 shares each -- Series A-D ("BTOF Preferred"). The BTOF Preferred has contingent voting rights and a liquidation preference of $100,000 per share, plus accrued and unpaid dividends. Each of the four series is identical, except that dividend rates and dividend payment dates vary and separate auctions on different auction dates are held for each series.

     The shares of each series of BTOF Preferred are redeemable, in whole but not in part, except under certain circumstances, at the option of BTOF at a redemption price of $100,000 per share, plus accrued and unpaid dividends to the date of redemption.

     Dividends on each series of BTOF Preferred are cumulative and payable generally every 28 days at a rate per annum determined by auction. The rate for any dividend period is subject to a minimum rate, in certain circumstances, based upon the "AA" Corporate Commercial Paper Rate and a maximum rate based upon selected short- and long-term U.S. Treasury securities as determined at the particular auction date. For the year ended December 31, 1994 and 1993, the composite average dividend rates on the four series of BTOF Preferred were 4.32 percent and 3.20 percent, respectively. At December 31, 1994 and 1993, the composite average dividend rates were 6.44 percent and 3.41 percent, respectively.

     In addition, BTOF and the Parent Company entered into an agreement pursuant to which the Parent Company agreed to sell to BTOF, upon BTOF's exercise of its right to purchase, 2,500 shares (in four series of 625 shares) of the Parent Company's Auction Rate Cumulative Preferred Stock, Series K-N ("Exchange Preferred"). BTOF and the Parent Company also agreed that BTOF will purchase and exchange the Exchange Preferred for BTOF Preferred, upon the Parent Company's exer-





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 55
cise of its right to cause such for one or more series, or upon the occurrence of certain other events, in whole but not in part. The purchase price of the Exchange Preferred in either case is $100,000 per share. The Exchange Preferred Stock has terms identical to the BTOF Preferred, except that the Parent Company can redeem the Exchange Preferred in whole or in part, the dividend periods are generally 49 days and the maximum rate for any dividend period under no circumstances will exceed 24 percent per annum.

NOTE 11 -- PREFERRED STOCK
SERIES PREFERRED STOCK

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

($ in millions) December 31,                          1994        1993
- ----------------------------------------------------------------------
Series D, Outstanding: 4,105,550 shares                $ --       $205
Series J, Outstanding: 447,225 shares                    45         45
Series Q, Outstanding: 80,000 shares                    200         --
Series R, Outstanding: 60,000 shares                    150         --
- ----------------------------------------------------------------------
Total preferred stock                                  $395       $250
======================================================================

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

Fixed/Adjustable Rate Cumulative Preferred Stock, Series D and J

On August 31, 1989, the Parent Company issued $250 million, or 5 million shares, of Fixed/Adjustable Rate Cumulative Preferred Stock, Series D (Liquidation Preference -- $50 per share) ("Series D"). On October 28, 1992, the Parent Company exchanged 447,225 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series J (Liquidation Preference -- $100 per share) ("Series J") for 894,450 shares of its Series D amounting to $44,722,500 liquidation value. After the exchange, there remained outstanding 4,105,550 shares, or $205,277,500 liquidation value, of the Series D. On September 1, 1994, the Corporation redeemed its Fixed/Adjustable Rate Cumulative Preferred Stock, Series D.

     At the option of the Parent Company, the Series J may be redeemed, in whole or in part, on or after December 1, 1995 and prior to December 1, 1997 at $103.00 per share and thereafter at $100.00 per share, plus accrued and unpaid dividends to the redemption date. However, these shares may be redeemed in whole earlier if the dividend rate is adjusted upwards as a result of an amendment to effect a change in the dividends exclusion percentage provisions of the Internal Revenue Code. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

     Dividends on the Series J are cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year. The Series J dividend rate is fixed at 7.375 percent per annum prior to December 1, 1997. Thereafter, the dividend rate is determined by a formula that considers the interest rates of selected short- and long-term U.S. Treasury securities at the time the rate is set plus an incremental increase based on a relationship of the Parent Company's then current quarterly cash dividend declared on common stock and the last quarterly cash dividend paid on common stock prior to September 1, 1997. The Series J adjustable rate in no event will be less than 7 percent or greater than 17 percent per annum. Both the fixed and adjustable rates may be subject to adjustment in the event of enactment of an amendment to effect a change in the dividends exclusion percentage provisions of the Internal Revenue Code. The dividend rate for the Series D was fixed at 8.72 percent per annum prior to redemption and the dividend payment dates were identical to Series J.

8.55% Cumulative Preferred Stock, Series I

On March 23, 1992, Bankers Trust Company issued $100 million of 6.90% Subordinated Notes due March 1995 (the "Notes"). The Notes, which were guaranteed on a subordinated basis by the Parent Company, were issued as part of 4 million Preferred Purchase Units ("Units"). Each Unit consisted of a Note with a $25 principal amount, a subordinated guaranty by the Parent Company of such Note, and a preferred stock purchase contract (the "Purchase Contract") issued by the Parent Company. Holders of the Units were entitled to receive
8.55 percent per annum with respect to each Unit, payable quarterly, which consisted of the interest on the Notes and a contract fee in respect of the Purchase Contracts. On March 1, 1995, the Notes matured. On that same date, the Purchase Contracts required the purchase, at a price of $25 per share, of 4 million depositary shares, each representing a one-fourth interest in a share of the Parent Company's 8.55% Cumulative Preferred Stock, Series I (Liquidation Preference - $100 per share) ("Series I").





56 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     Dividends on the Series I are cumulative and payable quarterly, commencing on June 1, 1995, at a fixed rate of 8.55 percent of the liquidation preference per annum. Shares of the Series I are not redeemable prior to March 1, 1997, when they will become redeemable at the Parent Company's option at $100 per share, plus an amount equal to accrued and unpaid dividends. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

Auction Rate Cumulative Preferred Stock, Series K, L, M and N

The Parent Company, as part of an agreement with BTOF, holds in treasury Auction Rate Cumulative Preferred Stock in four series of 625 shares each - Series K, Series L, Series M and Series N (Liquidation Preference - $100,000 per share). See Note 10 for a more detailed discussion of this agreement.

7 5/8% Cumulative Preferred Stock, Series O

On June 2, 1993, the Parent Company issued $150 million of 7 5/8% Convertible Capital Securities due June 2033. These debt securities are subordinated and can only be redeemed in whole but not in part, on or after June 1, 1998 at par, plus accrued and unpaid interest to the redemption date. The Parent Company, at its option, may reset at any time the interest rate on the 7 5/8% Convertible Capital Securities to a rate of 6 1/8 percent per annum. As previously announced, the Corporation has opted to reset the interest rate to 6 1/8 percent per annum effective March 1, 1995. Holders now have the right, at any time prior to redemption or maturity, to convert the debt securities into depositary shares, at $25 per share, each representing a one-tenth interest in a share of the Parent Company's 7 5/8% Cumulative Preferred Stock, Series O (Liquidation Preference -- $250 per share) ("Series O").

     On March 1, 1995, approximately 5.8 million depositary receipts were issued each evidencing a depositary share representing a one-tenth interest in a share of the Corporation's Series O for a total amount of approximately $144 million.

     Dividends on the Series O are cumulative and payable quarterly on each March 1, June 1, September 1 and December 1, commencing with the date succeeding original issuance. Shares of Series O are redeemable at the Parent Company's option, in whole or in part, at $300 per share on or before June 1, 1998 and thereafter at $250 per share, plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

7.50% Cumulative Preferred Stock, Series P

On August 19, 1993, the Parent Company issued $100 million of 7.50% Convertible Capital Securities due August 2033. These debt securities are subordinated and can only be redeemed, in whole but not in part, on or after August 15, 1998 at par, plus accrued and unpaid interest to the redemption date. The Parent Company, at its option, may reset at any time the interest rate on the 7.50% Convertible Capital Securities to a rate of 6.00 percent per annum. As previously announced, the Corporation has opted to reset the interest rate to
6.00 percent per annum effective May 15, 1995. Holders now have the right, at any time prior to redemption or maturity, to convert the debt securities into depositary shares, at $25 per share, each representing a one-fortieth interest in a share of the Parent Company's 7.50% Cumulative Preferred Stock, Series P (Liquidation Preference -- $1,000 per share) ("Series P").

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

Adjustable Rate Cumulative Preferred Stock, Series Q

On March 28, 1994, the Parent Company issued $200 million, or 8 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series Q (Liquidation Preference -- $2,500 per share) ("Series Q"). At the option of the Parent Company, the Series Q may be redeemed, in whole or in part, on or after March 1, 1999, at $2,500 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

     Dividends on the Series Q are cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year. The initial dividend rate was
5.90 percent per annum for the dividend period ending on May 31, 1994. Thereafter, the dividend rate is determined by a formula that considers the interest rates of selected short- and long-term U.S. Treasury securities at the time the rate is set. In no event will the dividend rate be less than 4 1/2 percent or more than 10 1/2 percent per annum.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 57

Adjustable Rate Cumulative Preferred Stock, Series R

On August 22, 1994, the Parent Company issued $150 million, or 6 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series R (Liquidation Preference -- $2,500 per share) ("Series R"). At the option of the Parent Company, the Series R may be redeemed, in whole or in part, on or after September 1, 1999, at $2,500 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

     Dividends on the Series R are cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year. The initial dividend rate was
6.42 percent per annum for the dividend period ending on November 30, 1994. Thereafter, the dividend rate is determined by a formula that considers the interest rates of selected short- and long-term U.S. Treasury securities at the time the rate is set. In no event will the dividend rate be less than 4 1/2 percent or more than 10 1/2 percent per annum.

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

     Each Right entitles the record holder to purchase from the Parent Company a one-hundredth interest in a share of the Parent Company's Series C Junior Participating Preferred Stock at an exercise price of $140, subject to certain adjustments. The Rights will not be exercisable or transferable apart from the common stock until the 10th day after either a public announcement that a person or group (an "Acquiring Person") has acquired beneficial ownership of 20 percent or more of the common stock, or the announcement or commencement of a tender offer for 20 percent or more of the common stock. If the Corporation is acquired or 50 percent or more of its consolidated assets or earning power are sold, each holder of a Right will have the right to receive, upon the exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which have a market value of two times the exercise price of the Right. If any person becomes an Acquiring Person (unless such person first acquires 20 percent or more of the outstanding common shares by a purchase pursuant to a tender offer for all of the common shares for cash, which purchase increases such person's beneficial ownership to 80 percent or more of the outstanding common shares), each holder of a Right other than Rights beneficially owned by the Acquiring Person (which will be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. The Rights will expire on February 26, 1998, but may be redeemed at any time prior to a person or group acquiring the beneficial ownership of 20 percent or more of the common stock. Until a Right is exercised, the holder will have no rights as a stockholder of the Parent Company.

     After the acquisition by a person or group of beneficial ownership of 20 percent or more of the outstanding common shares and prior to the acquisition by such person or group of 50 percent or more of the outstanding common shares, the Board of Directors of the Parent Company may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one common share, or a one-hundredth interest in a share of Series C Junior Participating Preferred Stock (or a share of a class or series of the Parent Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

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





58 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

NOTE 13 -- COMMON STOCK

The purposes and number of shares of common stock issued, distributed from treasury and purchased for treasury during 1994, 1993 and 1992 were as follows:

Year Ended December 31,                       1994         1993        1992
- ---------------------------------------------------------------------------
Common shares outstanding,
 beginning of year                      80,602,534   82,873,988  82,418,670
- ---------------------------------------------------------------------------
Shares issued or distributed under
  Employee Benefit Plans:
    1976 Stock Option Plan                   3,000        9,376      37,787
    1985 Stock Option and
      Stock Award Plan
        Stock options                      144,769      869,966     977,504
        Restricted stock awards, net       (12,619)     (25,664)    (45,258)
        Deferred stock awards               15,829      204,827     392,917
    1991 Stock Option and
      Stock Award Plan
        Stock options                      274,864      591,776     191,772
        Restricted stock awards, net        (5,298)     231,671     564,966
        Deferred stock awards                7,459           --          --
    1994 Stock Option and
      Stock Award Plan
        Stock options                           --           --          --
        Restricted stock awards, net       661,400           --          --
        Deferred stock awards                   --           --          --
- ---------------------------------------------------------------------------
Total shares issued or distributed       1,089,404    1,881,952   2,119,688
Shares purchased for treasury           (3,622,672)  (4,153,406) (1,664,370)
- ---------------------------------------------------------------------------
Common shares outstanding,
 end of year                            78,069,266   80,602,534  82,873,988
===========================================================================

     At December 31, 1994, common stock was reserved for issuance or distribution as follows:

- ---------------------------------------------------------------------------
Dividend Reinvestment and Common Stock Purchase Plan              2,512,549
Employee Benefit Plans
  PartnerShare (including ESOP shares)                            2,274,330
  1994 Stock Option and Stock Award Plan                         14,338,600
  1991 Stock Option and Stock Award Plan                          6,971,290
  1985 Stock Option and Stock Award Plan                          2,504,571
  1976 Stock Option and Stock Award Plan                            911,312
- ---------------------------------------------------------------------------
Total                                                            29,512,652
===========================================================================

     At the Annual Meeting of Stockholders on April 19, 1994, the stockholders approved the 1994 Stock Option and Stock Award Plan (the "1994 Plan") which made available for grant, until April 21, 1998, 15 million common shares. The 1994 Plan permits the granting of nonqualified and incentive stock options, restricted stock, deferred stock and other common stock-based awards (collectively, the "Awards"). Awards are still outstanding under the 1991 Stock Option and Stock Award Plan (the "1991 Plan") and the 1985 Stock Option and Stock Award Plan (the "1985 Plan"). No further Awards will be granted under either the 1991 Plan, as of April 19, 1994 or the 1985 Plan, as of April 16, 1991 or the 1976 Stock Option Plan. These plans are administered by a Committee of the Board of Directors (the "Committee"), none of whom is eligible to participate therein. The Committee determines whether, to what extent and under what circumstances the Awards may be settled in cash. Awards granted under these plans may be satisfied through the use of the Parent Company's authorized but unissued shares or shares held in the Parent Company's treasury. The Corporation currently intends to satisfy the awards to be granted under the 1994 Stock Option and Stock Award Plan and prior Stock Option and Stock Award Plans with treasury shares acquired through open market purchases and may purchase up to 4 million shares during the remainder of 1995 and the first quarter of 1996 for this purpose.

     Stock options are granted to purchase stock at a price not less than the fair market value on the date of grant and may be outstanding for any period up to 10 years and one day from the date of grant. Generally, no stock option may be exercised until the employee has remained in the continuous employ of the Corporation for one year after the option is granted.

     Stock appreciation rights ("SARs") entitled their holders, at the discretion of the Committee, to receive cash or stock equal to the excess of the fair market value on the date of exercise over the related option price. The exercise of SARs reduced the stock options otherwise exercisable; similarly, the exercise of stock options canceled the corresponding SARs. The Committee may permit delivery of the Parent Company's common shares already owned by the optionee in payment for the exercise of a stock option.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 59

     The following is a summary of stock option and SAR transactions which occurred during 1992, 1993 and 1994:

                                                                               Option Price
                                          Options         SARs                    Per Share
- -------------------------------------------------------------------------------------------
December 31, 1991                        4,959,503       16,927         $19.75 -   $60.9375
  Granted                                1,806,000           --          56.75 -    64.2813
  Exercised                             (1,207,063)      (8,397)         19.75 -    54.125
  Cancelled                                (87,397)      (2,166)
- ---------------------------------------------------------------
December 31, 1992                        5,471,043        6,364          19.75 -    64.2813
  Granted                                2,132,000           --          70.4375 -  80.75
  Exercised                             (1,471,118)      (2,491)         19.75 -    56.75
  Cancelled                                (39,991)      (3,873)
- ---------------------------------------------------------------
December 31, 1993                        6,091,934           --          19.75 -    80.75
- ---------------------------------------------------------------
  Granted                                2,448,000           --          27.0625 -  80.75
  Exercised                               (422,633)          --          67.0625 -  70.25
  Cancelled                               (314,653)          --          19.75 -    70.4375
- ---------------------------------------------------------------
December 31, 1994                        7,802,648           --          27.0625 -  80.75
===============================================================
Exercisable at:
  December 31, 1993                      3,969,934           --
===============================================================
  December 31, 1994                      5,358,148           --
===============================================================

     For options outstanding at December 31, 1994 and 1993, the average option price per share was $62.34 and $58.77, respectively, and the range of expiration dates was 1995 through 2004 and 1994 through 2003, respectively.

     Recipients of restricted stock have all the rights of a stockholder of the Corporation, except for limitations on sale or use of shares during the restriction period, generally three years. The restriction period was generally five years, prior to October 15, 1991. At that time all previously issued restricted stock grants were given vesting dates of their original date or October 15, 1994, whichever was earlier. Restricted stock must be issued from treasury shares. The Committee determines all conditions of the awards, including whether to permit or require cash dividends to be deferred or reinvested.

     Deferred stock awards are the right to receive stock, the amount of which is determined by a formula based on the Corporation's financial performance during a specific year. Beginning in 1992, awards vest immediately at the end of the performance year but are not distributed until after a specified deferral period, generally five years after the performance year. Also, during the deferral period, the 1994, 1993 and 1992 awards earn the equivalent of earnings per common share ("EPS"). Of these earnings, the portion equal to the current per share dividend is paid out currently in cash and the balance (EPS less cash dividends) is reinvested into additional deferred stock, but will not vest until the end of such deferral period. Prior to 1992, deferred stock awards, including the reinvestment of dividend equivalents, generally did not vest or become distributable until after four years from the date of award. At December 31, 1994 and 1993, there were deferred stock awards outstanding of 2,223,232 shares and 1,944,977 shares, respectively. These amounts represent the common stock issuable included in the calculations of the Corporation's book value per common share at those dates.

     After providing for stock options granted, restricted stock awards and deferred stock awards, there were 11,601,183 shares under the 1994 Plan at December 31, 1994 and 942,276 shares under the 1991 Plan at December 31, 1993, available for future grant.

NOTE 14 -- ASSET AND DIVIDEND RESTRICTIONS

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the Federal Reserve Bank. The reserve balances of the Corporation's subsidiary banks were $622 million and $180 million at December 31, 1994 and 1993, respectively. For the years 1994 and 1993, the average required reserve balances of these banks amounted to $243 million and $214 million, respectively.

     Assets, principally securities available for sale, of approximately $6.495 billion at December 31, 1994 were pledged as collateral for borrowings, to secure public and trust deposits, and for other purposes.

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

     Limitations exist on the availability of BTCo.'s undistributed earnings for the payment of dividends to the Parent Company without prior approval of the bank regulatory authorities. In this regard, BTCo. can declare dividends in 1995 without approval of the regulatory authorities of $1.036 billion of its retained earnings at December 31, 1994, plus an additional amount equal to net profits, as defined, for 1995 up to the date of any such dividend declaration. The Federal Reserve Board may prohibit the payment of dividends if it determines that circumstances relating to the financial condition of a bank are such that the payment of dividends would be an unsafe and unsound practice.

     Certain other subsidiaries are subject to various regulatory and other restrictions which may limit cash dividends and advances to the Parent Company.





60 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

NOTE 15 -- INTEREST REVENUE AND INTEREST EXPENSE

The following are the components of interest revenue and interest expense:

(in millions) Year Ended December 31,         1994         1993        1992
- ---------------------------------------------------------------------------
INTEREST REVENUE
Trading assets                              $2,930       $2,413      $1,686
Loans                                          876          884       1,076
Interest-bearing deposits with banks           124          214         287
Federal funds sold                              31           22          27
Securities purchased under resale
 agreements                                    468          381         624
Securities borrowed                            211          127          --
Securities available for sale
  Taxable                                      312           --          --
  Exempt from federal income taxes              78           --          --
Investment securities
  Taxable                                       --          329         465
  Exempt from federal income taxes              --           66          54
- ---------------------------------------------------------------------------
Total interest revenue                       5,030        4,436       4,219
- ---------------------------------------------------------------------------
INTEREST EXPENSE
Deposits
  In domestic offices                          268          218         281
  In foreign offices                           696          795         838
Trading liabilities                            807          424         301
Securities sold under repurchase
  agreements                                   917          865         816
Other short-term borrowings                    894          606         625
Long-term debt                                 276          214         211
- ---------------------------------------------------------------------------
Total interest expense                       3,858        3,122       3,072
- ---------------------------------------------------------------------------
Net interest revenue                        $1,172       $1,314      $1,147
===========================================================================

NOTE 16 -- TRADING REVENUE; FEES AND COMMISSIONS;
OTHER NONINTEREST REVENUE

The following are the components of trading revenue, fees and commissions and other noninterest revenue:

(in millions) Year Ended December 31,         1994         1993        1992
- ---------------------------------------------------------------------------
TRADING REVENUE(1)
Trading                                       $519       $1,440        $565
Foreign exchange trading                       (54)         191         331
- ---------------------------------------------------------------------------
Total trading revenue                         $465       $1,631        $896
===========================================================================
FEES AND COMMISSIONS
Corporate finance fees                        $431       $  407        $326
Service charges on deposit accounts             84           90          81
Acceptances and letters of credit
 commissions                                    44           50          52
Other                                          197          163         129
- ---------------------------------------------------------------------------
Total fees and commissions                    $756       $  710        $588
===========================================================================
OTHER NONINTEREST REVENUE
Insurance premiums                            $183       $  124        $110
Net revenue from equity investment
 transactions, including write-offs            109          126          13
Other                                          148           57          80
- ---------------------------------------------------------------------------
Total other noninterest revenue               $440       $  307        $203
===========================================================================

(1) The 1994 and 1993 trading revenue can be broken down by major category of market risk. For 1994, the interest rate risk, foreign exchange risk and equity and commodity risk was $278 million, $(54) million and $241 million, respectively. For 1993, the interest rate risk, foreign exchange risk and equity and commodity risk was $1.066 billion, $191 million and $374 million, respectively.

NOTE 17 -- OTHER NONINTEREST EXPENSES

The following are the components of other noninterest expenses:

(in millions) Year Ended December 31,        1994         1993         1992
- ---------------------------------------------------------------------------
Provision for policyholder benefits          $205         $140         $120
Fees for professional services                151          149          121
Telecommunications                            114           91           80
Agency personnel fees                         117           88           63
Travel and entertainment                       99           85           70
Service bureaus                                76           40           37
Other                                         182          284          213
- ---------------------------------------------------------------------------
Total other noninterest expenses             $944         $877         $704
===========================================================================

NOTE 18 -- PENSION AND OTHER EMPLOYEE BENEFIT PLANS

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





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 61

     The Corporation also has a domestic, unfunded defined contribution plan, as well as both defined benefit and defined contribution retirement and similar plans covering the majority of its foreign employees. Contributions to defined contribution plans are based upon a percentage of salary.

     Effective March 31, 1992, a foreign defined benefit plan was changed for most employees to a defined contribution plan, on a prospective basis. As a result of this change, the Corporation recognized a $15 million partial pension curtailment gain in other noninterest revenue.

     Effective June 30, 1994, a foreign defined benefit plan was changed to a defined contribution plan. As a result of this change, the Corporation recognized a $7 million curtailment/settlement gain in other noninterest revenue.

     Pension expense for 1994, 1993 and 1992 included the following components:

(in millions)                                 1994         1993        1992
- ---------------------------------------------------------------------------
Principal defined benefit plans
 (domestic and foreign)
    Service cost -- benefits earned           $ 23         $ 20        $ 20
    Interest cost on projected benefit
      obligations                               37           33          34
    Actual return on plan assets                 6          (89)        (39)
    Net amortization and deferral              (73)          23         (29)
- ---------------------------------------------------------------------------
Total                                           (7)         (13)        (14)
Defined contribution plans                      10           12          12
Other plans                                      2            4           2
- ---------------------------------------------------------------------------
Pension expense                               $  5         $  3        $ --
===========================================================================

     The actuarial assumptions used for the principal domestic defined benefit plan were as follows:

                                              1994         1993        1992
- ---------------------------------------------------------------------------
Discount rate in determining expense          7.25%        8.00%       8.00%
Discount rate in determining benefit
  obligations at year end                     8.75%        7.25%       8.00%
Rate of increase in future compensation
  levels for determining expense              5.00%        5.00%       6.00%
Rate of increase in future compensation
  levels  for determining benefit
  obligations at year end                     5.00%        5.00%       5.00%
Expected long-term rate of return
  on assets                                   9.00%        9.00%       9.00%

     At year end 1994, the effect of changing the discount rate from 7.25% to 8.75% was to decrease the projected benefit obligation, accumulated benefit obligation and vested benefit obligation by $85 million, $64 million and $62 million, respectively.

     Effective January 1, 1994, several plan changes were implemented, principally a change in early retirement benefits for certain vested employees. The effect of the plan changes was to increase the projected benefit obligation, accumulated benefit obligation and vested benefit obligation by $13 million, $9 million and $8 million, respectively.

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

     The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet for its principal domestic and foreign defined benefit pension plans:

                                   December 31, 1994              December 31, 1993
- ---------------------------------------------------------------------------------------
                           Assets Exceed     Accumulated  Assets Exceed     Accumulated
                             Accumulated        Benefits    Accumulated        Benefits
(in millions)                   Benefits   Exceed Assets       Benefits   Exceed Assets
- ---------------------------------------------------------------------------------------
Actuarial present value
  of benefit obligations:
   Vested benefit obligations      $(339)           $(19)         $(350)           $(21)
=======================================================================================
   Accumulated benefit
    obligations                    $(351)           $(20)         $(377)           $(22)
=======================================================================================
Projected benefit obligations      $(418)           $(21)         $(471)           $(25)
Plan assets at fair value            674               1            717               3
- ---------------------------------------------------------------------------------------
Funded status                        256             (20)           246             (22)
Unrecognized net (assets)
  obligations                        (35)              2            (40)              2
Unrecognized prior service cost       20              --             10              --
Unrecognized net (gain) loss        (106)              3            (88)              5
Additional minimum liability          --              (4)            --              (4)
- ---------------------------------------------------------------------------------------
Prepaid (accrued) pension cost      $135            $(19)         $ 128            $(19)
=======================================================================================

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





62 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     The Corporation's postretirement benefits expense for the year ended December 31, 1994 was $10 million. This consisted of $9 million of interest cost on accumulated postretirement benefit obligations and $1 million of service cost attributable to service during the year. For the year ended December 31, 1993, postretirement benefits expense was $11 million. This consisted of $9 million of interest cost on accumulated postretirement benefit obligations and $2 million of service cost attributable to service during the year. Prior to adoption of SFAS 106, the Corporation's practice was to recognize the cost, net of retiree contributions, of both of these benefit plans each year as incurred. Expenses related to these plans were $7 million for the year ended 1992.

     The actuarial assumptions used for the Corporation's postretirement benefit plans were as follows:

                                      December 31, 1994              December 31, 1993
- ----------------------------------------------------------------------------------------
                                 Retiree         Retiree        Retiree         Retiree
                                  Health            Life         Health            Life
($ in millions)                     Care       Insurance           Care       Insurance
- ----------------------------------------------------------------------------------------
Health care cost trend rate:
  First year                       12.00%            N/A          13.00%            N/A
========================================================================================
  Ultimate rate after 7 years
    (1994) and 8 years (1993)
    (based on roughly
    equal annual decreases)         5.50%            N/A           5.50%            N/A
========================================================================================
Discount rate in determining
  expense                           7.25%           7.25%          8.00%           8.00%
========================================================================================
Discount rate in determining
  benefit obligations at year-end   8.75%           8.75%          7.25%           7.25%
========================================================================================
Rate of increase in future
  compensation levels for
  determining benefit
  obligation at both beginning
  and end of the year                N/A            5.00%           N/A            5.00%
========================================================================================
Expected long-term rate of
  return on plan assets              N/A            9.00%           N/A            9.00%
========================================================================================
Effect of a one-percentage-point
  increase in the health care
  cost trend rates on the
  accumulated postretirement
  benefit obligation                  $6             N/A             $9             N/A
========================================================================================
The effect of a one-percentage-
  point increase in the assumed
  health care cost trend rates
  on the aggregate of the service
  and interest cost components
  of net periodic postretirement
  expense or the year ended           $1             N/A             $1             N/A
========================================================================================
N/A Not applicable.

     At year end 1994, the effect of changing the discount rate from 7.25% to 8.75% was to decrease the accumulated postretirement benefit obligation for the retiree health care plan and the retiree life insurance plan by $16 million and $3 million, respectively. Effective January 1, 1994 the plan was amended regarding retiree deductibles. The effect of the plan amendment was to increase the accumulated postretirement benefit obligation by $9 million.

     At year end 1993, the effect of changing the discount rate from 8.00% to 7.25% was to increase the accumulated postretirement benefit obligation for the retiree health care plan by $5 million. The effect of the discount rate change on the retiree life insurance plan was immaterial.

     The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet:

                                        December 31, 1994              December 31, 1993
- -----------------------------------------------------------------------------------------
                                   Retiree         Retiree         Retiree        Retiree
                                    Health            Life          Health           Life
(in millions)                         Care       Insurance            Care      Insurance
- -----------------------------------------------------------------------------------------
Accumulated postretirement
 benefit obligation:
    Retirees                         $ (63)            $(4)          $ (63)           $(4)
    Fully eligible plan participants   (15)             --             (14)            (2)
    Other active plan participants     (16)             (4)            (34)            (3)
- -----------------------------------------------------------------------------------------
                                       (94)             (8)           (111)            (9)
Plan assets at fair value               --               4              --              5
- -----------------------------------------------------------------------------------------
Funded status                          (94)             (4)           (111)            (4)
Unrecognized prior service cost          9              --              --             --
Unrecognized net (gain) loss           (26)             --               5              1
- -----------------------------------------------------------------------------------------
Accrued postretirement
 benefit cost                        $(111)            $(4)          $(106)           $(3)
=========================================================================================

Profit Sharing Plans

The Corporation maintains a noncontributory profit sharing plan, called PartnerShare, covering substantially all domestic employees. The Corporation's contribution consists of a fixed contribution equal to six percent of eligible domestic employees' annual salary (the "Fixed Contribution") as well as an additional contribution of from zero to nine percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes (the "Profit-Driven Contribution"). The Profit-Driven Contribution was 4.73 percent, 9.00 percent and 4.98 percent for 1994, 1993 and 1992, respectively. The sum of the Fixed Contribution and the Profit-Driven Contribution amounted to $41 million, $53 million and $41 million for the years 1994, 1993 and 1992, respectively.

     Effective January 1, 1992, the Corporation changed a previously informal service-based plan covering its employees in the United Kingdom to a profit sharing plan (called the "Share and Discretionary Cash Scheme"). The Corporation's contributions





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 63
to this plan range from 0 percent to 14 percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes. The Corporation committed to a minimum contribution of 10 percent for the years 1993 and 1992. The contribution for 1994 was 8.69 percent. The amount of expense recognized for the Share and Discretionary Cash Scheme was $8 million, $5 million and $6 million for 1994, 1993 and 1992, respectively.

Postemployment Benefits

On January 1, 1993, the Corporation adopted SFAS 112 "Employers' Accounting for Postemployment Benefits" by recording a charge of $7 million ($5 million on an after-tax basis) as the cumulative effect of this change in accounting principle. SFAS 112 establishes accounting standards for employer-provided benefits which cover former or inactive employees after employment but before retirement ("postemployment benefits"). Postemployment benefits include severance benefits, short- and long-term disability benefits, workers' compensation and the continuation of health care and life insurance coverage. SFAS 112 requires employers to recognize the probable and reasonably estimable costs of postemployment benefits on an accrual basis.

NOTE 19 -- INCOME TAXES

The Corporation files consolidated income tax returns which include all significant domestic subsidiaries.

     The domestic and foreign components of consolidated income before income taxes and cumulative effects of accounting changes follow:

(in millions) Year Ended December 31,   1994            1993           1992
- ---------------------------------------------------------------------------
Domestic                                $139          $ (101)          $(58)
Foreign                                  730           1,651            964
- ---------------------------------------------------------------------------
Total                                   $869          $1,550           $906
===========================================================================

     For purposes of determining the above amounts, foreign income is defined as income recorded by operations located outside of the U.S.

     Undistributed earnings of certain foreign subsidiaries amounted to approximately $1.2 billion at December 31, 1994. Federal taxes which would have approximated $220 million, assuming utilization of foreign tax credits, have not been provided on these earnings, as they are permanently reinvested outside the U.S.

     Deferred income taxes result from differences in the timing of revenue and expense recognition for income tax and financial reporting purposes.

     An analysis of consolidated income taxes, excluding the cumulative effects of accounting changes, follows:

(in millions) Year Ended December 31,   1994            1993           1992
- ---------------------------------------------------------------------------
Income taxes applicable to:
  Income before income taxes*           $254            $480           $267
  Capital surplus                         (5)            (16)           (15)
  Cumulative translation adjustments     (59)             (5)            26
  Securities valuation allowance         (16)             56              2
- ---------------------------------------------------------------------------
Total                                   $174            $515           $280
===========================================================================

* Includes income tax expense related to securities available for sale transactions of $26 million in 1994 and includes income tax expense related to investment securities transactions of $5 million and $3 million in 1993 and 1992, respectively.

     The components of consolidated income taxes, excluding the cumulative effects of accounting changes, follow:

(in millions) Year Ended December 31,   1994            1993           1992
- ---------------------------------------------------------------------------
Current
  Federal                              $   5           $   5           $  4
  Foreign                                294             524            189
  State and local                         16              23             20
- ---------------------------------------------------------------------------
Total                                    315             552            213
- ---------------------------------------------------------------------------
Deferred
  Federal                               (102)             70             48
  Foreign                                (61)           (114)            32
  State and local                         22               7            (13)
- ---------------------------------------------------------------------------
Total                                   (141)            (37)            67
- ---------------------------------------------------------------------------
Total                                  $ 174           $ 515           $280
===========================================================================

     The following is an analysis of the difference between the U.S. federal statutory income tax rate and the effective tax rate on consolidated income before income taxes and cumulative effects of accounting changes:

Year Ended December 31,                 1994            1993           1992
- ---------------------------------------------------------------------------
U.S. federal statutory income tax rate    35%             35%            34%
  State and local income taxes             2               1             --
  Tax-exempt income                       (6)             (2)            (2)
  Foreign subsidiary earnings             (1)             (1)            --
  Change in unrecognized tax benefits     --              --             --
  Other items, net                        (1)             (2)            (3)
- ---------------------------------------------------------------------------
Effective income tax rate                 29%             31%            29%
===========================================================================





64 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     The following is an analysis of the Corporation's net deferred tax assets:

(in millions) December 31,                              1994           1993
- ---------------------------------------------------------------------------
Deferred tax assets                                   $1,053         $1,072
Valuation allowance                                      227            227
- ---------------------------------------------------------------------------
Deferred tax assets net of valuation allowance           826            845
Deferred tax liabilities                                 617            777
- ---------------------------------------------------------------------------
Net deferred tax assets                               $  209         $   68
===========================================================================

     At December 31, 1994, the Corporation's deferred tax assets were primarily related to credit losses ($633 million) and deferred tax liabilities were primarily related to certain trading activities ($179 million) and lease financing activities ($221 million). At December 31, 1993, the Corporation's deferred tax assets were primarily related to credit losses ($684 million) and deferred tax liabilities were primarily related to certain trading activities ($266 million) and lease financing activities ($283 million). For income tax purposes the Corporation had approximately $85 million of foreign tax credit carryforwards that will expire in 1999.

NOTE 20 -- EARNINGS PER COMMON SHARE

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

     Primary and fully diluted earnings per common share amounts were computed by subtracting from the applicable earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the year.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price, if it is higher than the average price. At no time during the three-year period ended December 31, 1994 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows:

(in millions) Year Ended December 31,   1994          1993           1992
- -------------------------------------------------------------------------
Earnings applicable to common stock:
  Income before cumulative effects
    of accounting changes               $587        $1,047         $  609
  Cumulative effects of accounting
   changes                                --           (75)           446
- -------------------------------------------------------------------------
  Net income                            $587        $  972         $1,055
=========================================================================
Average number of common shares
  outstanding                         79.012        82.249         82.898
Primary earnings per share
  Average number of common and
    common equivalent shares
    outstanding                       81.825        84.456         84.201
Fully diluted earnings per share
  Average number of common and
    common equivalent shares
    outstanding -- assuming
    full dilution                     81.865        85.183         84.336
=========================================================================

NOTE 21 -- INTERNATIONAL OPERATIONS

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





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 65

     Subject to the above limitations, estimates and assumptions, the following tables present information attributable to international operations:

                                                                                 Income
                                   Total           Total          Total          before             Net
($ in millions)                   assets         revenue       expenses           taxes          income
- -------------------------------------------------------------------------------------------------------
1994
- -------------------------------------------------------------------------------------------------------
International operations
  Asia                           $ 7,867          $  434         $  423            $ 11            $  8
  Australia/New Zealand            8,086             733            526             207             151
  Western Hemisphere               8,775             896            793             103              75
  Europe                           6,746             581            544              37              27
  United Kingdom                  25,645           1,546          1,402             144             105
  Middle East/Africa                 123              16             13               3               2
- -------------------------------------------------------------------------------------------------------
    Total international           57,242           4,206          3,701             505             368
Domestic operations               60,883           4,210          3,846             364             247
Intersegment eliminations        (21,109)           (913)          (913)             --              --
- -------------------------------------------------------------------------------------------------------
Total                            $97,016          $7,503         $6,634            $869            $615
=======================================================================================================
International percentage of
  total (before intersegment
  eliminations)                       48%             50%            49%             58%             60%
=======================================================================================================

                                                                                 Income
                                   Total           Total          Total          before             Net
($ in millions)                   assets         revenue       expenses        taxes (1)         income
- -------------------------------------------------------------------------------------------------------
1993
- -------------------------------------------------------------------------------------------------------
International operations
  Asia                          $  6,942          $  678         $  454          $  224            $151
  Australia/New Zealand            5,730             637            428             209             141
  Western Hemisphere               7,683             562            462             100              68
  Europe                          12,351             686            639              47              32
  United Kingdom                  14,791           2,266          1,570             696             471
  Middle East/Africa                 307              29             26               3               2
- -------------------------------------------------------------------------------------------------------
    Total international           47,804           4,858          3,579           1,279             865
Domestic operations               56,634           3,715          3,444             271             130
Intersegment eliminations        (12,356)           (773)          (773)             --              --
- -------------------------------------------------------------------------------------------------------
Total                           $ 92,082          $7,800         $6,250          $1,550            $995
=======================================================================================================
International percentage of
  total (before intersegment
  eliminations)                       46%             57%            51%             83%             87%
=======================================================================================================

                                                                                 Income
                                   Total           Total          Total          before             Net
($ in millions)                   assets         revenue       expenses        taxes (1)         income
- -------------------------------------------------------------------------------------------------------
1992
- -------------------------------------------------------------------------------------------------------
International operations
  Asia                           $ 6,866          $  567         $  420            $147          $  122
  Australia/New Zealand            5,052             756            518             238             165
  Western Hemisphere               6,963             595            487             108             469
  Europe                           8,803             671            600              71              75
  United Kingdom                   8,696           1,221          1,069             152              83
  Middle East/Africa                 605              57             35              22              50
- -------------------------------------------------------------------------------------------------------
    Total international           36,985           3,867          3,129             738             964
Domestic operations               48,794           3,383          3,215             168             121
Intersegment eliminations        (12,893)           (700)          (700)             --              --
- -------------------------------------------------------------------------------------------------------
Total                            $72,886          $6,550         $5,644            $906          $1,085
=======================================================================================================
International percentage of
  total (before intersegment
  eliminations)                       43%             53%            49%             81%             89%
=======================================================================================================

(1) Excludes cumulative effects of accounting changes.

NOTE 22 -- DERIVATIVE FINANCIAL INSTRUMENTS AND
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Corporation is a party to a variety of derivative and off-balance sheet financial instruments to meet the needs of its customers, to manage its exposure to interest rate and other risks, and to take trading positions. These financial instruments consist of derivatives (such as swaps and options), when-issued securities, securities lending indemnifications, and credit-related arrangements and involve varying degrees of credit risk and market risk.

     Credit risk, as defined by SFAS 105, represents the maximum potential accounting loss due to possible non-performance by obligors and counterparties under the terms of their contracts. Market risk represents the potential loss due to the decrease in the value of a financial instrument caused primarily by changes in interest rates or foreign exchange rates, or the prices of equities or commodities (or related indices).

     The Corporation manages the credit risk of its derivative and off-balance sheet portfolios by limiting the total amount of arrangements outstanding with individual customers; by monitoring the size and maturity structure of the portfolios; by obtaining collateral based on management's credit assessment of the customer; and by applying a uniform credit process for all credit exposures. Collateral held generally includes cash and U.S. government and federal agency securities. In order to reduce derivatives-related credit risk, the Corporation enters into master netting agreements which incorporate the right of setoff to provide for the net settlement of covered contracts with the same customer in the event of default or other cancellation of the agreement. In addition, management evaluates these portfolios periodically to determine whether the allowance for credit losses is adequate to absorb potential losses in such portfolios.

     For a further discussion of derivative financial instruments (including leveraged derivative transactions) the related market and credit risks, and controls used to monitor such risks, which is not included as part of these audited financial statements, see "Risk Management" on page 23, "Derivatives" on page 26, "Summary of Credit Loss Experience" on page 33 and "Nonperforming Assets" on page 36. For the risk-based capital equivalent amounts of the Corporation's derivative and off-balance sheet exposures, which also are not included as part of these audited financial statements, see "Capital Resources" on page 31.





66 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

Trading Derivative Financial Instruments

The Corporation actively manages trading positions in a variety of derivative contracts. Most of the Corporation's trading positions are established as a result of providing derivative products to meet customers' demands. To anticipate customer demand for such transactions, the Corporation also carries an inventory of capital market instruments and maintains its access to market liquidity by quoting bid and offer prices to, and trading with, other market makers. These two activities are essential to provide customers with capital market products at competitive prices. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur.

     Trading derivatives have been carried on the balance sheet at their current gross fair values since January 1, 1994, in accordance with FIN 39. Prior to this date, it was industry practice to record such contracts at their fair values on a net basis. Contracts with positive fair values are now recorded as assets and contracts with negative fair values are now recorded as liabilities, after application of qualifying master netting agreements. As a result, both assets and liabilities increased by approximately $12 billion at December 31, 1994. Adoption of FIN 39 resulted in net decreases in the Corporation's ratios of stockholders' equity to total assets and the Leverage Ratio; however, net income and the risk-based capital ratios were not affected.

     As required by SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," the amounts disclosed below represent the end-of-period fair values of trading derivatives and their average aggregate fair values during the year. These amounts are presented gross before the impact of master netting agreements and collateral. The gross fair values of trading derivatives do not represent the amount of market or credit risk of derivatives in the trading portfolio. Rather, they indicate the depth of involvement in the over-the-counter (OTC) markets for interest rate, foreign exchange rate, and equity and commodity price derivatives during the year. Any measurement of risk is meaningful only when all related factors are identified, such as risk-offsetting transactions, master netting agreements, and the value of any related collateral. The Corporation considers such factors in its RAROC system and in other internal risk analyses. The accounting impact of netting agreements, which is applied on a cross-product basis in accordance with the terms of each master agreement and which is calculated based on the criteria prescribed by FIN 39, is provided below in order to display how these amounts are reflected in trading assets and trading liabilities in the consolidated balance sheet.

     The following table reflects the gross fair values and balance sheet amounts of trading derivatives:

                                                At December 31, 1994      Average during 1994
                                          ---------------------------------------------------
(in millions)                                   Assets (Liabilities)     Assets (Liabilities)
- ---------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
   Swap Contracts                              $15,055    $(11,388)     $15,646    $(12,589)
Interest Rate Contracts
  Forwards                                          91        (127)          66         (74)
  Options purchased                              1,211                    1,131
  Options written                                           (2,330)                  (1,707)
Foreign Exchange Rate Contracts
  Spot and Forwards                              8,127      (7,988)       9,544      (9,715)
  Options purchased                              1,504                    1,420
  Options written                                           (1,522)                  (1,276)
Equity-related contracts                         1,005      (1,316)       1,499      (1,788)
Commodity-related and other
  contracts                                        578        (451)         464        (398)

Exchange-Traded Options
Interest Rate                                      191        (113)          77         (50)
Foreign Exchange                                    --         (62)          21         (32)
Equity                                              82         (43)          86         (69)
Commodity                                           --          --           --          --
- -------------------------------------------------------------------------------------------
Total Gross Fair Values                         27,844     (25,340)      29,954     (27,698)
- -------------------------------------------------------------------------------------------
Impact of Netting Agreements                   (13,773)     13,773      (14,511)     14,511
- -------------------------------------------------------------------------------------------
Total assets reflected on balance
  sheet in "Trading Assets"                    $14,071                  $15,443
                                               =======                  =======
Total liabilities reflected on balance
  sheet in "Trading Liabilities"                          $(11,567)                $(13,187)
                                                          ========                 ========

     Derivatives are generally either privately-negotiated OTC contracts or standard contracts transacted through regulated exchanges. For information as to the credit risk of OTC trading derivatives, which is not included as part of these audited financial statements, see "Derivatives" on page 26. Fair values of futures contracts are not included above due to cash margining requirements of regulated exchanges. Monthly averages are used in the table above.

End-User Derivative Financial Instruments

The Corporation, as an end user, utilizes various types of derivative products (principally interest rate swaps) to manage the interest rate, currency and other market risks associated with certain liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt as well as investments in non-marketable equity instruments and net investments in foreign entities. Revenue or expense pertaining to management of interest rate exposure is predominantly recognized over the life of the contract as an adjustment to interest revenue or expense.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 67

     When the Corporation purchases assets and issues liabilities at fixed interest rates it subjects itself to fair value fluctuations as market interest rates change. These fluctuations in fair value are managed by entering into interest rate contracts which change the fixed rate instrument into a variable rate instrument.

     When the Corporation purchases foreign currency denominated assets, issues foreign currency denominated debt or has foreign net investments, it subjects itself to changes in value as exchange rates move. These fluctuations are managed by entering into currency swaps and forwards.

     The Corporation's investments in nonmarketable and restricted equity instruments classified in other assets are subject to changes in market values. These changes are managed by entering into equity swaps and options.

     The fair values and other information related to end-user derivatives are disclosed in Note 24.

Contractual Notional Amounts of Trading and End-User Derivative
Financial Instruments

Contractual notional amounts indicate the extent of the Corporation's involvement in the various types and uses of derivative financial instruments and do not measure the Corporation's exposure to credit or market risks and do not necessarily represent the amounts exchanged by the parties to the instruments. The amounts exchanged are based on the contractual notional amounts and the other terms of the instruments. Notional amounts are not included in the consolidated balance sheet and generally exceed the future cash requirements relating to the instruments. The leveraging effects of leveraged derivative transactions are not reflected in the table below.

Contractual Notional Amounts
(in millions)                                  December 31, 1994            December 31, 1993
- -----------------------------------------------------------------------------------------------
                                                          End User                     End User
                                              Trading       (1)(2)         Trading       (1)(2)
- -----------------------------------------------------------------------------------------------
Interest rate contracts
Swaps                                      $  480,962      $34,448      $  349,669      $37,228
Futures and forwards                          322,854        5,725         466,770           --
Options purchased                             203,598          194         147,488           --
Options written                               237,336           --         326,609           --
- -----------------------------------------------------------------------------------------------
  Total                                    $1,244,750      $40,367      $1,290,536      $37,228
- -----------------------------------------------------------------------------------------------
Foreign exchange rate contracts
Spot, forwards, futures                    $  555,092      $ 1,919      $  447,427      $ 1,142
Swaps                                          58,930        1,575          50,664        1,286
Options purchased                              27,835           --          35,385           --
Options written                                31,332           --          37,846           --
- -----------------------------------------------------------------------------------------------
  Total                                    $  673,189      $ 3,494      $  571,322      $ 2,428
- -----------------------------------------------------------------------------------------------
Equity, commodity and other contracts (3)
Swaps, futures and forwards                $   19,980      $   150      $   20,691      $   150
Options purchased                              21,904           69          11,493           90
Options written                                21,833           --          13,188           --
- -----------------------------------------------------------------------------------------------
  Total                                    $   63,717      $   219      $   45,372      $   240
===============================================================================================

(1) These are transacted with derivatives traders within the Corporation who are intermediaries to external markets.

(2) These are hedges of securities available for sale, other assets, interest-bearing deposits, other short-term borrowings, long-term debt and net investments in foreign subsidiaries.

(3) Represents primarily stock or stock index contracts.

Swaps

Interest rate swap contracts generally represent the contractual exchange of fixed and floating rate payments of a single currency, based on a notional amount and an interest reference rate. Cross-currency interest rate swap contracts generally involve the exchange of payments which are based on the interest reference rates available at the inception of the contract on two different currency principal balances that are exchanged. The principal balances are re-exchanged at an agreed upon rate at a specified future date. Equity swap contracts typically involve the payment of an amount equal to the total return of a U.S. or international equity index, basket of equities, or an individual equity over a fixed time period in exchange for receiving a floating interest rate, both based upon the same notional amount.

Futures and Forwards

Futures and forward contracts represent commitments to purchase or sell securities, money market instruments, foreign currencies or commodities at a future date and at a specified price. Futures contracts are traded on regulated U.S. and international exchanges. The Corporation intends to close out most open positions in futures contracts prior to maturity, therefore future cash receipts or payments are generally limited to the change in fair value of the underlying instruments. Since futures contracts generally entail daily net cash margining with regulated exchanges, the credit risk is generally minimized to a one-day receivable. Included in this category of contracts are spot foreign currency contracts, cash-settled index contracts, and forward rate agreements (agreements to exchange amounts at a specified future date for interest rate differentials between an agreed interest rate and a reference rate, computed on a notional amount).

Options

Option contracts are either deliverable or cash-settled. Deliverable contracts convey to the purchaser (holder) the right to buy (call) or sell (put) securities, money market instruments, foreign currencies or commodities at or before a specified date for a contracted price from the seller (writer) of the contract. Cash-settled contracts convey to the purchaser the right to the monetary equivalent of the increase (call) or decrease (put), or a percentage thereof, in a specified reference rate or index, computed on a notional amount, from the writer. The initial price of an option contract is equal to the premium paid by the purchaser and is significantly less than the contract or notional amount. Included in these contracts are: (i) interest rate caps, floors and collars, which are agreements to make periodic payments for interest rate differentials between an agreed upon interest rate and a reference rate and (ii) purchased options to enter into future (or cancel existing) interest rate swap contracts ("swap options").





68 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     The Corporation is subject to credit risk as a purchaser of an option contract, and is subject to market risk to the extent of the purchase price of the option. The Corporation is subject to market risk on its written option contracts, but not to credit risk, except as noted below, since the customer has already performed according to the terms of the contract by paying a cash premium up front. However, for SFAS 105 purposes, credit risk arises to the extent that the option contract requires or permits settlement in the underlying instrument, and that instrument is subject to credit risk. Such amounts related to certain written put option contracts on debt securities and certain forward contracts to purchase debt securities were $1.917 billion and $2.519 billion at December 31, 1994 and 1993, respectively. The underlying debt securities were primarily obligations of U.S. and foreign central and local governments and U.S. federal agencies.

Financial Instruments with Off-Balance Sheet Credit Risk

As required by SFAS 105, off-balance sheet credit risk amounts are determined without consideration of the value of any related collateral and reflect the total potential loss on commitments to purchase when-issued securities for all obligors (including governments); securities lending indemnifications; and undrawn commitments, standby letters of credit and similar arrangements.

Securities and Money Market Activities
(in millions)                        December 31, 1994               December 31, 1993
- ---------------------------------------------------------------------------------------
                                Contract    Credit Risk        Contract     Credit Risk
                                 Amount          Amount         Amount           Amount
- ---------------------------------------------------------------------------------------
When-issued securities and other
  Commitments to sell            $ 3,956         $    10       $ 2,964          $     3
  Commitments to
   purchase (1)                    6,093           6,101         4,540            4,561
Securities lending
  indemnifications                21,018          21,018        16,590           16,590
=======================================================================================

(1) Includes $1.5 billion of forward-dated money market assets at December 31, 1994.

     When-issued securities normally begin trading when the U.S. Treasury or some other issuer of securities announces a forthcoming issue. (In some cases, trading may begin in anticipation of such an announcement.) Such transactions are contingent upon the actual issuance of the security. Since the exact price and terms of the security are unknown before the issue date, trading prior to that date is on a "yield" basis. On the issue date the exact terms and price of the security become known and when-issued trading continues until settlement date, when the securities are delivered and the issuer is paid. On settlement date, the securities purchased by the Corporation are reported on the balance sheet.

     Securities lending indemnifications represent the market value of customers' securities lent to third parties. The Corporation indemnifies customers to the extent of the replacement cost and/or the market value of the securities in the event of a failure by a third party to return the securities lent. The market value of collateral, primarily cash, received for customers' securities lent was in excess of the contract amounts and was approximately $23 billion at December 31, 1994 and $17 billion at December 31, 1993.

Credit-Related Arrangements
(in millions)                        December 31, 1994               December 31, 1993
- ---------------------------------------------------------------------------------------
                                Contract    Credit Risk        Contract     Credit Risk
                                 Amount          Amount         Amount           Amount
- ---------------------------------------------------------------------------------------
Commitments to extend
 credit (1)                       $8,808         $8,808         $10,835         $10,835
Standby letters of credit and
 similar arrangements (2)          4,413          4,413           5,093           5,093
=======================================================================================

(1) Includes participations to other entities of approximately $2 billion and $3 billion at December 31, 1994 and 1993, respectively. Of the non-participated amount, approximately $3 billion and $4 billion expire in one year or less at December 31, 1994 and 1993, respectively. Both the contract amount and the credit risk amount included commitments to enter into resale agreements of $.5 billion at December 31, 1993.

(2) Includes participations to other entities of approximately $2 billion at both December 31, 1994 and 1993.

     Commitments to extend credit represent contractual commitments to make loans and revolving credits. Commitments generally have fixed expiration dates or other termination clauses and require the payment of a fee. Since commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements. Included in the amounts above are unused commitments to extend credit that are related to loans held for trading purposes. Information regarding the Corporation's credit risk with respect to real estate financing activities and highly leveraged transactions, which is not included as part of the audited financial statements, is disclosed on page 38 and page 39, respectively.

     Standby letters of credit and similar arrangements ("standbys"), issued primarily to support corporate obligations, commit the Corporation to make payments on behalf of customers contingent upon the failure of the customer to perform under the terms of the contract. Standbys outstanding related to customer obligations, such as commercial paper, medium-and long-term notes and debentures (including industrial revenue obligations), as well as other financial and performance related obligations. At December 31, 1994, $2.865 billion will expire within one year, $1.344 billion from one to four years and $204 million after four years.

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





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 69

NOTE 23 -- CONCENTRATIONS OF CREDIT RISK

The Corporation, as required by SFAS 105, has identified two significant concentrations of credit risk: OECD country banks and OECD country central governments, their agencies and central banks. Together they represented 40 percent and 48 percent of total credit risk at December 31, 1994 and 1993, respectively. The Organization for Economic Cooperation and Development (OECD) is an international organization of countries which are committed to market-oriented economic policies, including the promotion of private enterprise and free market prices, liberal trade policies, and the absence of exchange controls. The OECD consists of 25 industrialized nations, primarily the countries of Western Europe, the U.S., Canada, Japan, Australia and New Zealand. For risk-based capital purposes, domestic and foreign bank regulators assign OECD country central governments, their agencies and their central banks a credit risk weighting of zero percent, which means that no capital is required to support their financial instruments. OECD country banks are assigned the next lowest credit risk weighting (20 percent) by these regulators. The largest counterparty concentration was the U.S. government and its related entities, which comprised approximately 51 percent of the OECD country governments category.

     The following table reflects the aggregate credit risk by groups of counterparties, as defined by SFAS 105, relating to on- and off-balance sheet financial instruments at December 31, 1994 and 1993. The decrease in off-balance sheet credit risk of OECD country banks was primarily caused by adoption of FIN 39 in 1994.

                                               Credit Risk
- -------------------------------------------------------------------------
                                  On-Balance   Off-Balance
(in millions)                          Sheet         Sheet          Total
- -------------------------------------------------------------------------
1994
- -------------------------------------------------------------------------
Significant concentrations (1)
  OECD country banks (2)             $21,949       $ 4,556       $ 26,505
  OECD country governments            19,968         5,934         25,902
- -------------------------------------------------------------------------
    Total significant concentrations  41,917        10,490         52,407
All other (3)(4)                      47,253        31,674         78,927
- -------------------------------------------------------------------------
Total                                $89,170       $42,164       $131,334
=========================================================================
1993
- -------------------------------------------------------------------------
Significant concentrations
  OECD country banks (2)             $10,640       $18,843       $ 29,483
  OECD country governments            34,343         6,368         40,711
- -------------------------------------------------------------------------
    Total significant concentrations  44,983        25,211         70,194
All other (3)(4)                      39,391        36,592         75,983
- -------------------------------------------------------------------------
Total                                $84,374       $61,803       $146,177
=========================================================================

(1) For these purposes, Mexico has been excluded from the OECD categories.

(2) Included in the on-balance sheet component of this category was approximately $6 billion and $3 billion at December 31, 1994 and 1993, respectively, that was collateralized by U.S. government securities.

(3) The "all other" category of credit risk is diversified with respect to type of obligor and counterparty. Included in the on-balance sheet component of this category was approximately $5 billion and $6 billion at December 31, 1994 and 1993, respectively, that was collateralized by cash and U.S. government securities. Included in the off-balance sheet component of this category at December 31, 1994 was approximately $20 billion that was collateralized by cash and U.S. government securities and approximately $6 billion of unused commitments to extend credit, approximately $3 billion of which expire in one year or less. The corresponding amounts for December 31, 1993 were $16 billion, $8 billion and $4 billion, respectively.

(4) Includes:

- -------------------------------------------------------------------------
                                               Credit Risk
- -------------------------------------------------------------------------
                                  On-Balance   Off-Balance
(in millions)                          Sheet         Sheet          Total
- -------------------------------------------------------------------------
1994
- -------------------------------------------------------------------------
  Real estate                         $1,700          $550         $2,250
  Highly leveraged                     1,060           509          1,569
1993
- -------------------------------------------------------------------------
  Real estate                         $2,272          $749         $3,021
  Highly leveraged                     1,440           804          2,244

     Information regarding the Corporation's credit risk with respect to real estate financing activities and highly leveraged transactions, which is not included as part of the audited financial statements, appears on pages 38 and 39, respectively.

NOTE 24 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, principally the timing of future cash flows and the discount rate. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS 107 exclude certain financial instruments and all nonfinancial instruments (e.g., franchise value of businesses). Accordingly, the aggregate fair value amounts presented do not represent management's estimation of the underlying value of the Corporation.

     SFAS 119 amended SFAS 107 for December 31, 1994 disclosure purposes. The amendments, among others, require that the disclosures distinguish between financial instruments held for trading purposes, measured at fair value with gains and losses recognized in earnings, and financial instruments held or issued for purposes other than trading. The fair value of derivative financial instruments must be disclosed separately from nonderivative financial instruments. Additionally, the fair value of derivative financial instruments may not be netted with the fair value of other derivative financial instruments, except as allowed by FIN 39.





70 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     The following are the estimated fair values of the Corporation's financial instruments followed by a general description of the methods and assumptions used to estimate such fair values.

Fair Value of Financial Instruments
- ------------------------------------------------------------------------------------------------------------------------------------
                                                               Underlying           Effect of                        Fair Value Over
(in millions) December 31, 1994                Book Value      Fair Value End-User Derivative   Total Fair Value  (Under) Book Value
- ------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS, INCLUDING HEDGES
Cash and due from banks                           $ 1,985         $ 1,985              $   --            $ 1,985             $   --
Interest-bearing deposits with banks                3,390           3,390                  --              3,390                 --
Federal funds sold                                  2,544           2,544                  --              2,544                 --
Securities purchased under resale agreements        9,943           9,943                  --              9,943                 --
Securities borrowed                                 6,197           6,197                  --              6,197                 --
Trading assets (see Notes 3 and 22)                47,514          47,514                  --             47,514                 --
Securities available for sale (see Note 4)          7,475           7,442                  33              7,475                 --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit      12,181          11,807                  --             11,807               (374)
Allowance for credit losses                        (1,252)             --                  --                 --              1,252
Due from customers on acceptances                     378             378                  --                378                 --
Accounts receivable and accrued interest            2,356           2,356                  --              2,356                 --
Other financial assets                              1,669           1,893                 (51)             1,842                173
FINANCIAL LIABILITIES, INCLUDING HEDGES
Noninterest-bearing deposits                        3,826           3,826                  --              3,826                 --
Interest-bearing deposits                          21,113          21,089                  94             21,183                 70
Trading liabilities (see Notes 3 and 22)           20,949          20,949                  --             20,949                 --
Securities sold under repurchase agreements        15,617          15,614                  --             15,614                 (3)
Other short-term borrowings                        18,222          18,220                   1             18,221                 (1)
Acceptances outstanding                               378             378                  --                378                 --
Other financial liabilities                         3,574           3,574                  --              3,574                 --
Long-term debt                                      6,455           6,287                 195              6,482                 27
Net investments in foreign subsidiaries                --              --                 (22)               (22)               (22)

- ------------------------------------------------------------------------------------------------------------------------------------
(in millions) December 31, 1993
- ------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS, INCLUDING HEDGES
Cash and due from banks                           $ 1,750         $ 1,750              $   --            $ 1,750             $   --
Interest-bearing deposits with banks                1,638           1,638                  --              1,638                 --
Federal funds sold                                    361             361                  --                361                 --
Securities purchased under resale agreements        9,567           9,564                  --              9,564                 (3)
Securities borrowed                                 2,937           2,937                  --              2,937                 --
Trading assets (see Notes 3 and 22)                48,276          48,276                  --             48,276                 --
Securities available for sale (see Note 4)          7,073           7,178                (105)             7,073                 --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit      14,861          14,523                  --             14,523               (338)
Allowance for credit losses                        (1,324)             --                  --                 --              1,324
Due from customers on acceptances                     455             455                  --                455                 --
Accounts receivable and accrued interest            2,561           2,561                  --              2,561                 --
Other financial assets                              1,651           1,844                 (42)             1,802                151
FINANCIAL LIABILITIES, INCLUDING HEDGES
Noninterest-bearing deposits                        3,892           3,892                  --              3,892                 --
Interest-bearing deposits                          18,884          18,962                 (17)            18,945                 61
Trading liabilities (see Notes 3 and 22)            9,349           9,349                  --              9,349                 --
Securities sold under repurchase  agreements       23,834          23,834                  --             23,834                 --
Other short-term borrowings                        18,992          18,980                   9             18,989                 (3)
Acceptances outstanding                               455             455                  --                455                 --
Other financial liabilities                         5,086           5,086                  --              5,086                 --
Long-term debt                                      5,597           5,814                (143)             5,671                 74





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 71

     A discussion of the nature, objectives and strategies for using end-user derivatives can be found in Note 22.

     The following table provides the gross unrealized gains and losses for end-user derivatives. Gross unrealized gains and losses for hedges of securities available for sale are recognized in the financial statements with the offset as an adjustment to securities valuation allowance in stockholders' equity. Gross unrealized gains and losses for hedges of other assets, interest-bearing deposits, other short-term borrowings, long-term debt and net investments in foreign subsidiaries are not yet recognized in the financial statements.

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Net
                                  Securities                 Interest-          Other            Long-      Investments
                                   Available     Other         bearing     short-term             term       in Foreign
(in millions) December 31, 1994     For Sale    assets        deposits     borrowings             debt     Subsidiaries       Total
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
  Pay Variable Unrealized Gain         $  --      $ --           $  17           $  4            $  62             $ --      $   83
  Pay Variable Unrealized (Loss)          (1)       --            (191)            (4)            (200)              --        (396)
- -----------------------------------------------------------------------------------------------------------------------------------
  Pay Variable Net                        (1)       --            (174)            --             (138)              --        (313)
- -----------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed Unrealized Gain               48        --             105             --               28               --         181
  Pay Fixed Unrealized (Loss)            (19)       --             (31)            --              (15)              --         (65)
- -----------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed Net                           29        --              74             --               13               --         116
- -----------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                   48        --             122              4               90               --         264
- -----------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized (Loss)                (20)       --            (222)            (4)            (215)              --        (461)
- -----------------------------------------------------------------------------------------------------------------------------------
  Total Net                            $  28      $ --           $(100)          $ --            $(125)            $ --       $(197)
===================================================================================================================================
FORWARD RATE AGREEMENTS
  Unrealized Gain                      $  --      $ --           $   4           $ --            $  --             $ --       $   4
  Unrealized (Loss)                       --        --              (5)            --               --               --          (5)
- -----------------------------------------------------------------------------------------------------------------------------------
  Net                                  $  --      $ --           $  (1)          $ --            $  --             $ --       $  (1)
===================================================================================================================================
CURRENCY SWAP
  Unrealized Gain                      $  --      $ --           $   9           $ --            $   4             $ --       $  13
  Unrealized (Loss)                       --        --              (2)            (1)             (74)             (22)        (99)
- -----------------------------------------------------------------------------------------------------------------------------------
  Net                                  $  --      $ --           $   7           $ (1)           $ (70)            $(22)      $ (86)
===================================================================================================================================
OTHER CONTRACTS (1)
  Unrealized Gain                      $   5      $  2           $  --           $ --            $  --             $ --       $   7
  Unrealized (Loss)                       --       (53)             --             --               --               --         (53)
- -----------------------------------------------------------------------------------------------------------------------------------
  Net                                  $   5      $(51)          $  --           $ --            $  --             $ --       $ (46)
- -----------------------------------------------------------------------------------------------------------------------------------

Total Unrealized Gain                  $  53      $  2           $ 135           $  4            $  94             $ --       $ 288
Total Unrealized (Loss)                  (20)      (53)           (229)            (5)            (289)             (22)       (618)
- -----------------------------------------------------------------------------------------------------------------------------------
Total Net                              $  33      $(51)          $ (94)          $ (1)           $(195)            $(22)      $(330)
===================================================================================================================================

(in millions) December 31, 1993 (2)
- -----------------------------------------------------------------------------------------------------------------------------------
Total Unrealized Gains                 $   3      $ 10           $ 252           $ --            $ 290             $ --       $ 555
Total Unrealized (Loss)                 (108)      (52)           (235)            (9)            (147)              --        (551)
- -----------------------------------------------------------------------------------------------------------------------------------
Total Net                              $(105)     $(42)          $  17           $ (9)           $ 143             $ --       $   4
===================================================================================================================================

(1) Other contracts are principally equity swaps and collars.

(2) The Corporation reviewed its characterization of certain derivative contracts associated with short-term borrowings and long-term debt. Based upon this review, December 31, 1993 unrealized gains and losses for other short-term borrowings and unrealized gains for long-term debt have been restated to exclude certain trading derivative contracts previously disclosed as end-user derivatives. This exclusion had no impact on net income.





72 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     The unrealized gains and losses on these hedges were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions.

     The remaining maturities of the notional amounts of end-user derivatives at December 31, 1994 were as follows:

                                 Interest      Foreign                          Total
(in millions)                        Rate     Currency          Equity       Notional
Notional Amount Maturing in:         Risk        Risk*            Risk         Amount
- -------------------------------------------------------------------------------------
1995                              $19,934       $2,341            $146        $22,421
1996-1997                          11,153          449              73         11,675
1998-1999                           3,437          340              --          3,777
2000 and thereafter                 5,843          364              --          6,207
- -------------------------------------------------------------------------------------
Total                             $40,367       $3,494            $219        $44,080
- -------------------------------------------------------------------------------------

* Currency swaps and currency forwards are primarily based upon Australian dollar / U.S. dollar and Japanese yen / U.S. dollar contracts.

     For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at December 31, 1994 were as follows:

- ------------------------------------------------------------------------------------------------------------------------------------
                                                         Paying Variable                                   Paying Fixed
                                               --------------------------------------          -------------------------------------
($ in millions)                  Notional      Receive             Pay       Notional          Receive              Pay        Total
Notional Amount Maturing In:       Amount         Rate            Rate         Amount             Rate             Rate     Notional
- ------------------------------------------------------------------------------------------------------------------------------------
1995                              $11,211         6.09%           5.88%        $2,908             6.00%            5.90%     $14,119
1996-1997                           7,830         5.77            6.03          3,219             5.78             5.92       11,049
1998-1999                           2,444         5.83            5.81            993             5.38             5.34        3,437
2000 and thereafter                 4,113         5.72            6.79          1,730             8.13             5.83        5,843
- ------------------------------------------------------------------------------------------------------------------------------------
Total                             $25,598                                      $8,850                                        $34,448
- ------------------------------------------------------------------------------------------------------------------------------------

All rates were those in effect at December 31, 1994. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

     The remaining maturities of the notional amounts of end-user derivatives at December 31, 1993 were as follows:

                                 Interest      Foreign                          Total
(in millions)                        Rate     Currency          Equity       Notional
Notional Amount Maturing in:         Risk         Risk            Risk         Amount
- -------------------------------------------------------------------------------------
1994                              $14,625       $1,720            $ 96        $16,441
1995-1996                          12,081          238             122         12,441
1997-1998                           4,527          171              22          4,720
1999 and thereafter                 5,995          299              --          6,294
- -------------------------------------------------------------------------------------
Total                             $37,228       $2,428            $240        $39,896
=====================================================================================

     For interest rate swaps entered into as an end user, the weighted average receive rate and weighted average pay rate by maturity and corresponding notional amounts at December 31, 1993 were as follows:

($ in millions)                  Notional      Receive             Pay
Notional Amount Maturing in:       Amount         Rate            Rate
- ----------------------------------------------------------------------
1994                             $14,616          7.23%           3.98%
1995-1996                         12,081          4.35            4.06
1997-1998                          4,527          4.62            3.96
1999 and thereafter                5,995          5.34            4.48
- ----------------------------------------------------------------------
Total                            $37,219
======================================================================

All rates were those in effect at December 31, 1993.





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 73

     The effect of these end-user derivatives was to increase net interest revenue by $102 million and $192 million, respectively, for the years ended December 31, 1994 and 1993.

     The Corporation has reviewed its other categories of off-balance sheet instruments (forward-dated assets and liabilities, securities lending indemnifications and securities borrowed) accounted for at cost and has determined that, in the case of each such category, the unrealized gain or loss on such instruments at both December 31, 1994 and December 31, 1993 was not material.

Methods and Assumptions

For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments were predominantly short-term:

Assets                                Liabilities
- -----------------------------------------------------------------
Cash and due from banks               Interest-bearing deposits
Interest-bearing deposits             Securities sold under
  with banks                            repurchase agreements
Federal funds sold                    Other short-term borrowings
Securities purchased under            Acceptances outstanding
  resale agreements                   Accounts payable and accrued
Securities borrowed                     expenses
Due from customers on                 Other financial liabilities
  acceptances
Accounts receivable and
  accrued interest

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

     As indicated in Note 1, trading assets (including derivatives), trading liabilities and securities available for sale are carried at their fair values.

     The estimated fair values of securities available for sale were generally based on quoted market prices, broker quotes or dealer quotes.

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

     Other financial assets consisted primarily of investments in equity instruments (excluding, in accordance with SFAS 107, investments accounted for under the equity method), cash and cash margins with broker and net unrealized gains on foreign exchange positions. At December 31, 1993 unrestricted marketable equity securities were reclassified from other financial assets to securities available for sale, reflecting the Corporation's adoption of SFAS 115 as of that date. The fair value of non-marketable equity instruments was determined by matrix pricing utilizing market prices for comparable publicly traded instruments, adjusted for liquidity and contractual arrangements.

     Noninterest-bearing deposits do not have defined maturities. In accordance with SFAS 107, fair value represented the amount payable on demand as of the balance sheet date.

     Other financial liabilities consisted primarily of accounts payable and accrued expenses at both December 31, 1994 and 1993.

     The fair value of long-term debt was estimated by using market quotes as well as discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.





74 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

NOTE 25 -- CONDENSED PARENT COMPANY FINANCIAL
STATEMENTS

Condensed Statement of Income
(in millions) Year Ended December 31,                  1994            1993           1992
- ------------------------------------------------------------------------------------------
REVENUE
Dividends
  Banks                                              $  320          $  112         $  215
  Nonbanks                                              264              71             78
Interest from subsidiaries                              367             191            214
Other interest                                          209             119             95
Trading                                                 (81)              4             (1)
Other                                                    --              38            (12)
- ------------------------------------------------------------------------------------------
Total revenue                                         1,079             535            589
- ------------------------------------------------------------------------------------------
EXPENSES
Interest to subsidiaries                                 40              23             27
Other interest                                          566             310            325
Other                                                    20              36             68
- ------------------------------------------------------------------------------------------
Total expenses                                          626             369            420
- ------------------------------------------------------------------------------------------
Income before income taxes and
  equity in undistributed income of
  subsidiaries and affiliates                           453             166            169
Income taxes                                            (99)            (13)           (46)
- ------------------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries and affiliates                 552             179            215
Equity in undistributed income of
  subsidiaries and affiliates before
  cumulative effects of accounting changes               63             891            424
- ------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECTS
  OF ACCOUNTING CHANGES                                 615           1,070            639
Equity in cumulative effects of
  accounting changes of subsidiary                       --             (75)           446
- ------------------------------------------------------------------------------------------
NET INCOME                                           $  615          $  995         $1,085
==========================================================================================

Condensed Balance Sheet
(in millions) December 31,                                             1994           1993
- ------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                             $    72        $    10
Interest-bearing deposits with bank subsidiaries                      1,509            662
Securities purchased under resale agreements
  with nonbank subsidiary                                             1,104            321
Trading assets                                                        1,579          1,920
Securities available for sale                                         2,023            652
Loans                                                                    21             55
Investments in subsidiaries and affiliates
  Banks                                                               4,453          4,210
  Nonbanks                                                            1,017          1,088
Receivables from subsidiaries and affiliates
  Banks                                                               1,512          1,381
  Nonbanks                                                            5,672          4,937
Accounts receivable and accrued interest                                379            202
Other assets                                                            313            606
- ------------------------------------------------------------------------------------------
Total assets                                                        $19,654        $16,044
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Trading liabilities                                                 $   128        $   170
Commercial paper                                                      6,320          5,664
Other short-term borrowings                                           3,250            579
Payables to subsidiaries and affiliates
  Banks                                                                 126             64
  Nonbanks                                                              826            755
Other liabilities                                                       312            347
Long-term debt                                                        3,988          3,931
- ------------------------------------------------------------------------------------------
Total liabilities                                                    14,950         11,510
- ------------------------------------------------------------------------------------------
Total stockholders' equity                                            4,704          4,534
- ------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $19,654        $16,044
==========================================================================================

Condensed Statement of Cash Flows
(in millions) Year Ended December 31,                  1994            1993           1992
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   615         $   995        $ 1,085
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Equity in undistributed income
      of subsidiaries and affiliates, before
      cumulative effects of accounting changes          (63)           (891)          (424)
    Equity in cumulative effects of
      accounting changes of subsidiary                   --              75           (446)
    Deferred income taxes                               (59)             42             (7)
    Net change in trading assets                        342          (1,390)           (52)
    Net change in trading liabilities                   (42)            168            (79)
    Other, net                                          124             113            (32)
- ------------------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                                 917            (888)            45
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with bank subsidiaries     (847)           (140)           983
  Securities purchased under resale agreements
    with nonbank subsidiary                            (784)            888           (863)
  Short-term notes receivable from subsidiaries
    and affiliates                                      745            (361)           705
Securities available for sale:
  Purchases                                          (2,304)             --             --
  Maturities and other redemptions                      396              --             --
  Sales                                                 501              --             --
Investment securities:
  Purchases                                              --          (3,309)        (1,753)
  Maturities and other redemptions                       --           3,427          1,631
  Sales                                                  --              47            132
Increases in long-term notes receivable
  from subsidiaries                                  (2,133)         (2,322)        (1,002)
Decreases in long-term notes receivable
  from subsidiaries                                     640              89            344
Capital contributed to subsidiaries and affiliates     (152)             (7)          (317)
Return of capital from subsidiaries and affiliates        2              --            201
Other, net                                               --              (8)          (158)
- ------------------------------------------------------------------------------------------
Net cash used in investing activities                (3,936)         (1,696)           (97)
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Commercial paper and other short-term
    borrowings                                        3,327           2,073           (192)
  Short-term notes payable to subsidiaries              133             156             94
Issuance of long-term debt                              421           1,338            978
Repayments of long-term debt                           (370)           (205)          (523)
Issuance of preferred stock                             342              --             --
Redemption of preferred stock                          (205)           (250)            --
Issuance to subsidiary of preferred stock                --             247             --
Redemption from subsidiary of preferred stock            --            (247)            --
Issuances of common stock                                --              --             27
Purchases of treasury stock                            (267)           (313)          (106)
Cash dividends paid                                    (322)           (281)          (262)
Other, net                                               22              74             38
- ------------------------------------------------------------------------------------------
Net cash provided by financing activities             3,081           2,592             54
- ------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE
  FROM BANKS                                             62               8              2
- ------------------------------------------------------------------------------------------
Cash and due from banks, beginning of year               10               2             --
- ------------------------------------------------------------------------------------------
Cash and due from banks, end of year                $    72         $    10        $     2
==========================================================================================
Interest paid                                       $   587         $   326        $   337
==========================================================================================
Income taxes paid                                   $     7         $    --        $    --
==========================================================================================
Noncash financing activity:
     Exchange of series of preferred stock          $    --         $    --        $    45
==========================================================================================





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 75

NOTE 26 -- BANKERS TRUST COMPANY CONSOLIDATED
SUMMARIZED FINANCIAL INFORMATION

Consolidated Statement of Income
(in millions) Year Ended December 31,                  1994            1993           1992
- ------------------------------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                     $2,900          $2,812         $2,787
Interest expense                                      2,271           2,072          1,996
- ------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                    629             740            791
Provision for credit losses                              (3)             96            165
- ------------------------------------------------------------------------------------------
NET INTEREST REVENUE AFTER PROVISION
  FOR CREDIT LOSSES                                     632             644            626
- ------------------------------------------------------------------------------------------
NONINTEREST REVENUE
Trading                                                 786           1,875          1,009
Fiduciary and funds management                          698             661            622
Fees and commissions                                    541             477            426
Securities available for sale gains                      13              --             --
Investment securities gains (losses)                     --               4            (20)
Other                                                   213             107            112
- ------------------------------------------------------------------------------------------
Total noninterest revenue                             2,251           3,124          2,149
- ------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries                                                656             570            529
Incentive compensation and employee
  benefits                                              563             943            590
Occupancy, net                                          134             142            141
Furniture and equipment                                 149             131            123
Other                                                   823             911            686
- ------------------------------------------------------------------------------------------
Total noninterest expenses                            2,325           2,697          2,069
- ------------------------------------------------------------------------------------------
Income before income taxes and cumulative
  effects of accounting changes                         558           1,071            706
Income taxes                                            166             327            196
- ------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECTS OF
  ACCOUNTING CHANGES                                    392             744            510
Cumulative effects of accounting
  changes                                                --             (75)           446
- ------------------------------------------------------------------------------------------
NET INCOME                                           $  392          $  669         $  956
==========================================================================================

In the normal course of business, BTCo. enters into various transactions with the Parent Company and the Parent Company's other subsidiaries. Included in the above financial statements were the following transactions and balances with such affiliates.

(in millions) Year Ended December 31,                  1994            1993           1992
- ------------------------------------------------------------------------------------------
Interest revenue                                       $ 97            $ 45           $ 26
Interest expense                                        185             143            164
Noninterest revenue                                      62              43             41
Noninterest expenses                                    289             326            254

(in millions) December 31,                                             1994           1993
- ------------------------------------------------------------------------------------------
Interest-earning assets                                              $1,433         $1,387
Noninterest-earning assets                                            1,348            357
Interest-bearing liabilities                                          4,566          3,507
Noninterest-bearing liabilities                                       1,757            304

Consolidated Balance Sheet
($ in millions, except par values) December 31,                        1994           1993
- ------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                             $ 2,023        $ 1,795
Interest-bearing deposits with banks                                  3,680          2,182
Federal funds sold                                                    2,544            439
Securities purchased under resale agreements                          8,006          6,930
Trading assets                                                       34,364         23,992
Securities available for sale                                         3,858          5,072
Loans                                                                12,035         13,563
Allowance for credit losses                                          (1,179)        (1,249)
Premises and equipment, net                                             872            687
Due from customers on acceptances                                       378            455
Accounts receivable and accrued interest                                438          1,737
Other assets                                                          3,889          2,329
- ------------------------------------------------------------------------------------------
Total assets                                                        $70,908        $57,932
==========================================================================================
LIABILITIES
Deposits
  Noninterest-bearing
    In domestic offices                                             $ 3,454        $ 3,250
    In foreign offices                                                  555            738
  Interest-bearing
    In domestic offices                                               4,837          6,147
    In foreign offices                                               17,590         12,749
- ------------------------------------------------------------------------------------------
      Total deposits                                                 26,436         22,884
Trading liabilities                                                  20,461          7,763
Securities sold under repurchase agreements                           4,263          4,194
Other short-term borrowings                                           8,910         12,251
Acceptances outstanding                                                 378            455
Accounts payable and accrued expenses                                   302          1,944
Other liabilities                                                     2,778          1,921
Long-term debt                                                        3,230          2,590
- ------------------------------------------------------------------------------------------
Total liabilities                                                    66,758         54,002
- ------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
Floating rate non-cumulative preferred stock --
   Series A, $1 million par value
   Authorized, issued and outstanding: 250 shares                       250            250
Common stock, $10 par value
   Authorized, issued and outstanding:
    85,166,667 shares                                                   852            702
Capital surplus                                                         498            498
Retained earnings                                                     2,875          2,756
Cumulative translation adjustments                                     (344)          (321)
Securities valuation allowance                                           19             45
- ------------------------------------------------------------------------------------------
Total stockholder's equity                                            4,150          3,930
- ------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                          $70,908        $57,932
==========================================================================================

See Note 9 for details of BTCo.'s long-term debt issued to nonaffiliates. Note 2 discusses the effects of the Corporation's adoption of SFAS 115 effective December 31, 1993, SFAS 106 and SFAS 112 effective January 1, 1993 and SFAS 109 effective January 1, 1992. The statement of income effects of adoption presented there were recorded by BTCo.





76 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Bankers Trust New York Corporation and its subsidiaries (the "Corporation") is responsible for preparing the accompanying financial statements. The financial statements were prepared in accordance with generally accepted accounting principles and prevailing industry practices, as applicable to the Corporation. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the financial statements.

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

     The Corporation's annual financial statements have been audited by Ernst & Young LLP, independent auditors, whose appointment by the Board of Directors was approved by the stockholders. Management has made available to Ernst & Young LLP all the Corporation's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all its representations to Ernst & Young LLP are valid and appropriate. In addition, Ernst & Young LLP, in determining the nature and extent of their auditing procedures, evaluated the Corporation's accounting procedures and policies and the effectiveness of the related internal control structure.

     Management believes that, as of December 31, 1994, the Corporation's internal control structure was adequate to accomplish the objectives discussed herein.



Charles S. Sanford, Jr.
Chairman of the Board and
Chief Executive Officer



Timothy T. Yates
Executive Vice President,
Chief Financial Officer and
Controller


March 10, 1995





                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 77

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Bankers Trust New York Corporation

We have audited the accompanying consolidated balance sheet of Bankers Trust New York Corporation and Subsidiaries (the "Corporation") at December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust New York Corporation and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, in 1994 the Corporation adopted, during the fourth quarter of 1994, Financial Accounting Standards Board ("FASB") Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements" and as of January 1, 1994, FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts." Also, in 1993 the Corporation adopted, as of December 31, 1993, Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities," and as of January 1, 1993, SFAS 106, "Employers' Accounting for Postemployment Benefits Other than Pensions," and SFAS 112, "Employers' Accounting for Postemployment Benefits." In addition, effective January 1, 1992, the Corporation adopted SFAS 109, "Accounting for Income Taxes."


                                                               ERNST & YOUNG LLP


New York, New York
January 26, 1995,
except for Note 11, as to which the date is March 1, 1995



78 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL DATA

The statistical data on pages 79 through 83 should be read in conjunction with the Financial Review and the financial statements included elsewhere in this Annual Report.

   In the opinion of management, all material adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. All such adjustments were of a normal recurring nature, except for the cumulative effects of accounting changes for postretirement and postemployment benefits (recorded in the first quarter of 1993).

CONDENSED QUARTERLY CONSOLIDATED STATEMENT OF INCOME


(in millions, except per share data)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                            1994                                           1993
                                         -----------------------------------------   --------------------------------------------
                                          Fourth       Third     Second      First     Fourth       Third      Second      First
                                         Quarter     Quarter    Quarter    Quarter    Quarter     Quarter     Quarter    Quarter
- ---------------------------------------------------------------------------------------------------------------------------------
Interest revenue                          $1,357      $1,207     $1,255     $1,211     $1,171      $1,177      $1,067     $1,021
Interest expense                           1,128         943        946        841        798         835         768        721
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                         229         264        309        370        373         342         299        300
Provision for credit losses                    8          17         --         --         23          17          23         30
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest revenue after provision
   for credit losses                         221         247        309        370        350         325         276        270
Total noninterest revenue                    624         707        637        505        869         929         832        734
Total noninterest expenses                   709         713        688        641        816         789         749        681
- ---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and
   cumulative effects of accounting
   changes                                   136         241        258        234        403         465         359        323
Income taxes                                  35          72         77         70        124         155         108         93
- ---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECTS
   OF ACCOUNTING CHANGES                     101         169        181        164        279         310         251        230
Cumulative effects of
  accounting changes                          --          --         --         --         --          --          --        (75)
- ---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                $  101      $  169     $  181     $  164     $  279      $  310      $  251     $  155
=================================================================================================================================
Net income applicable to
  common stock                            $   95      $  161     $  172     $  159     $  273      $  305      $  246     $  148
=================================================================================================================================
PRIMARY EARNINGS PER COMMON SHARE:
   INCOME BEFORE CUMULATIVE EFFECTS
      OF ACCOUNTING CHANGES               $ 1.19      $ 1.98     $ 2.09     $ 1.90     $ 3.26      $ 3.60      $ 2.90     $ 2.64
   Cumulative effects
      of accounting changes                   --          --         --         --         --          --          --       (.89)
- ---------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                             $ 1.19      $ 1.98     $ 2.09     $ 1.90     $ 3.26      $ 3.60      $ 2.90     $ 1.75
=================================================================================================================================
FULLY DILUTED EARNINGS PER
  COMMON SHARE:
   INCOME BEFORE CUMULATIVE
      EFFECTS OF
      ACCOUNTING CHANGES                  $ 1.18      $ 1.98     $ 2.09     $ 1.90     $ 3.25      $ 3.60      $ 2.90     $ 2.63
   Cumulative effects
      of accounting changes                   --          --         --         --         --          --          --       (.88)
- ---------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                             $ 1.18      $ 1.98     $ 2.09     $ 1.90     $ 3.25      $ 3.60      $ 2.90     $ 1.75
=================================================================================================================================
Cash dividends declared per
   common share                           $ 1.00      $  .90     $  .90     $  .90     $  .90      $  .78      $  .78     $  .78
=================================================================================================================================

STOCKHOLDER DATA
- ---------------------------------------------------------------------------------------------------------------------------------
Market price (1)
    High                                  $67 5/8     $74        $74        $84 5/8    $  83       $83 1/2     $78        $74 1/4
    Low                                    54 3/4      63 1/2     64 1/2     69 1/8       74        73 3/4      67 1/2     65 3/4
    End of quarter                         55 3/8      66 3/4     66 5/8     71           79 1/8    80          74 1/8     71 1/2
- ---------------------------------------------------------------------------------------------------------------------------------

(1) Based on the Composite Tape. Market prices at January 31, 1995 for common stock were as follows: High, $62 7/8; Low, $62 1/4; Close, $62 5/8.

DIVIDENDS

Cash dividends on common stock were paid quarterly in 1994 on the 25th of January, April, July and October.

NUMBER OF SECURITY HOLDERS

At January 31, 1995, the approximate number of holders of record of common stock was 21,973.

STOCK LISTINGS

The principal markets on which the common stock is traded are the New York Stock Exchange (Symbol: BT) and the London Stock Exchange.

                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 79

AVERAGE BALANCES, INTEREST AND AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Corporation. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages.


- -----------------------------------------------------------------------------------------------------------------------------------
                                                      1994                             1993                         1992
                                          ----------------------------     ---------------------------    ------------------------
                                          Average               Average    Average             Average    Average           Average
($ in millions)                           Balance    Interest      Rate    Balance   Interest     Rate    Balance Interest     Rate
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks
 (primarily in foreign offices)          $  1,523      $  124     8.14%    $ 2,698     $  214    7.93%    $ 3,211   $ 287    8.94%
Federal funds sold
 (in domestic offices)                        634          31     4.89%        708         22    3.11%        714      27    3.78%
Securities purchased under resale
 agreements (primarily in domestic
  offices)                                 13,260         468     3.53%      9,969        381    3.82%     15,020     624    4.15%
Securities borrowed (in domestic
 offices)                                   5,018         211     4.20%      4,216        127    3.01%         --      --      --
Trading assets
  In domestic offices (1)                  20,739       1,911     9.21%     20,810      1,414    6.79%     13,060     901    6.90%
  In foreign offices                       15,787       1,054     6.68%     16,490      1,033    6.26%     11,115     798    7.18%
- -------------------------------------------------------------              ------------------              --------------
Total trading assets (1)                   36,526       2,965     8.12%     37,300      2,447    6.56%     24,175   1,699    7.03%
Securities available for sale
  In domestic offices
    Taxable                                 2,043         134     6.56%         --         --      --          --      --      --
    Exempt from federal income taxes (1)    1,374          75     5.46%         --         --      --          --      --      --
  In foreign offices
    Taxable                                 3,042         178     5.85%         --         --      --          --      --      --
    Exempt from federal income taxes (1)      410          49    11.95%         --         --      --          --      --      --
- -------------------------------------------------------------              ------------------              --------------
Total securities available for sale (1)     6,869         436     6.35%         --         --      --          --      --      --
Investment securities
  In domestic offices
    Taxable                                    --          --       --       2,644        129    4.88%      2,236     167    7.47%
    Exempt from federal income taxes (1)       --          --       --         598         59    9.87%        418      40    9.57%
  In foreign offices
    Taxable                                    --          --       --       2,959        200    6.76%      3,381     298    8.81%
    Exempt from federal income taxes (1)       --          --       --         396         50   12.63%        412      46   11.17%
- -------------------------------------------------------------              ------------------               -------------
Total investment securities (1)                 --          --       --       6,597        438    6.64%      6,447     551    8.55%
Loans
  In domestic offices
    Commercial and industrial               2,123         141     6.64%      3,065        157    5.12%      3,739     224    5.99%
    Financial institutions                    920          49     5.33%      1,635         81    4.95%      2,743     122    4.45%
    Secured by real estate                  1,503          82     5.46%      1,787         89    4.98%      1,913      98    5.12%
    Other (1)                               2,311         147     6.36%      2,986        121    4.05%      1,555      84    5.40%
- -------------------------------------------------------------              ------------------               -------------
    Total in domestic offices (1)           6,857         419     6.11%      9,473        448    4.73%      9,950     528    5.31%
  In foreign offices                        5,613         444     7.91%      5,837        430    7.37%      6,812     540    7.93%
- -------------------------------------------------------------              ------------------              --------------
Total loans, excluding fees (1)            12,470         863     6.92%     15,310        878    5.73%     16,762   1,068    6.37%
  Loan fees                                                15                              11                          15
- ------------------------------------------------------------               ------------------              --------------
Total loans, including fees (1)            12,470         878     7.04%     15,310        889    5.81%     16,762   1,083    6.46%
- -------------------------------------------------------------              ------------------              --------------
TOTAL INTEREST-EARNING ASSETS (1)          76,300      $5,113     6.70%     76,798     $4,518    5.88%     66,329  $4,271    6.44%
                                                       ======                          ======                      ======
Cash and due from banks                     1,912                            1,767                          1,508
Noninterest-earning trading assets         19,992                            2,377                          3,121
Due from customers on acceptances             348                              372                            218
All other assets                            7,618                            5,844                          5,243
Allowance for credit losses                (1,342)                          (1,535)                        (1,725)
- --------------------------------------------------                         --------                        -------
TOTAL ASSETS                             $104,828                          $85,623                        $74,694
==================================================                         ========                       ========
% of assets attributable to
  foreign offices                              51%                              45%                            43%

The average balance sheets are presented on a different basis than the spot balance sheets, in that the various categories of interest-earning assets and interest-bearing liabilities exclude certain noninterest-earning/bearing components included in the spot balance sheet captions. These components, excluding noninterest-earning/bearing trading assets/liabilities, are included in "all other assets" and "all other liabilities" in the average balance sheets.

(1) Interest and average rates are presented on a fully taxable basis. The applicable combined federal, state and local incremental tax rates used to determine the amounts of the tax equivalent adjustments to interest revenue (which recognize the income tax savings on tax-exempt assets) were 42 percent for both 1994 and 1993 and 41 percent for 1992.

80 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

- ------------------------------------------------------------------------------------------------------------------------------------
                                                        1994                            1993                           1992
                                          ------------------------------    ---------------------------    -------------------------
                                           Average               Average    Average             Average    Average           Average
($ in millions)                            Balance    Interest      Rate    Balance   Interest     Rate    Balance Interest     Rate
- ------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  In domestic offices
    Time deposits                         $    700      $   50     7.14%    $ 2,425    $  115     4.74%    $ 2,952  $  174     5.89%
    Other                                    5,519         218     3.95%      5,835       103     1.77%      4,060     107     2.64%
- --------------------------------------------------------------              -----------------              ---------------
    Total in domestic offices                6,219         268     4.31%      8,260       218     2.64%      7,012     281     4.01%
  In foreign offices
    Deposits from banks in
     foreign countries                       5,248         296     5.64%      5,937       398     6.70%      4,772     356     7.46%
    Other time and savings deposits          6,027         345     5.72%      6,259       319     5.10%      6,277     386     6.15%
    Other                                    1,221          55     4.50%      1,405        78     5.55%      1,333      96     7.20%
- --------------------------------------------------------------              -----------------              ---------------
    Total in foreign offices                12,496         696     5.57%     13,601       795     5.85%     12,382     838     6.77%
- --------------------------------------------------------------              -----------------              ---------------
Total interest-bearing deposits             18,715         964     5.15%     21,861     1,013     4.63%     19,394   1,119     5.77%
Trading liabilities
  In domestic offices                        4,453         486    10.91%      3,947       250     6.33%      3,789     203     5.36%
  In foreign offices                         5,682         321     5.65%      2,522       174     6.90%      1,335      98     7.34%
- --------------------------------------------------------------              -----------------              ---------------
Total trading liabilities                   10,135         807     7.96%      6,469       424     6.55%      5,124     301     5.87%
Securities sold under
 repurchase agreements
  In domestic offices                       20,009         797     3.98%     21,748       675     3.10%     18,200     684     3.76%
  In foreign offices                         1,805         120     6.65%      2,024       190     9.39%      2,041     132     6.47%
- --------------------------------------------------------------              -----------------              ---------------
Total securities sold under
 repurchase agreements                      21,814         917     4.20%     23,772       865     3.64%     20,241     816     4.03%
Other short-term borrowings
  In domestic offices                       12,768         582     4.56%      8,506       330     3.88%      7,323     339     4.63%
  In foreign offices                         4,488         312     6.95%      4,211       276     6.55%      3,708     286     7.71%
- --------------------------------------------------------------              -----------------              ---------------
Total other short-term borrowings           17,256         894     5.18%     12,717       606     4.77%     11,031     625     5.67%
Long-term debt
  In domestic offices                        4,985         243     4.87%      4,425       185     4.18%      3,536     190     5.37%
  In foreign offices                           843          33     3.91%        432        29     6.71%        237      21     8.86%
- --------------------------------------------------------------              -----------------              ---------------
Total long-term debt                         5,828         276     4.74%      4,857       214     4.41%      3,773     211     5.59%
- --------------------------------------------------------------              -----------------              ---------------
TOTAL INTEREST-BEARING LIABILITIES          73,748      $3,858     5.23%     69,676    $3,122     4.48%     59,563  $3,072     5.16%
                                                        ======                         ======                       ======
Noninterest-bearing deposits
  In domestic offices                        3,210                            3,315                          3,402
  In foreign offices                           587                              539                            618
- --------------------------------------------------                          -------                        -------
Total noninterest-bearing deposits           3,797                            3,854                          4,020
Noninterest-bearing trading liabilities     15,680                            1,542                          1,763
Acceptances outstanding                        363                              387                            226
All other liabilities                        6,247                            5,725                          5,056
Preferred stock of subsidiary                  250                              236                             --
Stockholders' Equity
  Preferred stock                              388                              302                            500
  Common stockholders' equity                4,355                            3,901                          3,566
- --------------------------------------------------                          -------                        -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $104,828                          $85,623                        $74,694
==================================================                          =======                        =======
% of liabilities attributable
  to foreign offices                            42%                              38%                            42%
Rate spread                                                        1.47%                          1.40%                        1.28%
Net interest margin (net interest
  revenue to total interest-earning
  assets)
 In domestic offices                      $ 45,722      $  728     1.59%    $46,227    $  862     1.86%    $40,133  $  695     1.73%
 In foreign offices                         30,578         527     1.72%     30,571       534     1.75%     26,196     504     1.92%
- --------------------------------------------------------------              -----------------              ---------------
Total                                     $ 76,300      $1,255     1.64%    $76,798    $1,396     1.82%    $66,329  $1,199     1.81%
==============================================================              =================              ===============

                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 81

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

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                           1994/93                     1993/92
                                                       -------------------------------------  -------------------------------------
                                                       Increase (decrease) due to change in:  Increase (decrease) due to change in:
                                                       -------------------------------------  -------------------------------------
                                                           Average    Average                      Average   Average
(in millions)                                              Balance       Rate         Total        Balance      Rate       Total
- -----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
INTEREST REVENUE
Interest-bearing deposits with banks                         $ (96)    $   6         $ (90)        $  (43)   $  (30)      $  (73)
Federal funds sold                                              (3)       12             9             --        (5)          (5)
Securities purchased under resale agreements                   118       (31)           87           (196)      (47)        (243)
Securities borrowed                                             27        57            84             63        64          127
Trading assets                                                 (52)      570           518            869      (121)         748
Securities available for sale                                  218       218           436             --        --           --
Investment securities                                         (219)     (219)         (438)            13      (126)        (113)
Loans                                                         (181)      170           (11)           (88)     (106)        (194)
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                        (188)      783           595            618      (371)         247
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                                     (155)      106           (49)           130      (236)        (106)
Trading liabilities                                            278       105           383             85        38          123
Securities sold under repurchase agreements                    (75)      127            52            133       (84)          49
Other short-term borrowings                                    231        57           288             86      (105)         (19)
Long-term debt                                                  45        17            62             54       (51)           3
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                         324       412           736            488      (438)          50
- -----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                           $(512)    $ 371         $(141)         $ 130    $   67        $ 197
===================================================================================================================================
DOMESTIC OFFICES
INTEREST REVENUE
Interest-bearing deposits with banks                         $  (8)    $  13        $    5          $  (3)    $  14        $  11
Federal funds sold                                              (3)       12             9             --        (5)          (5)
Securities purchased under resale agreements                    40         5            45           (198)      (92)        (290)
Securities borrowed                                             27        57            84             63        64          127
Trading assets                                                  (5)      502           497            527       (14)         513
Securities available for sale                                  104       105           209             --        --           --
Investment securities                                          (94)      (94)         (188)            39       (58)         (19)
Loans                                                         (144)      120           (24)           (25)      (55)         (80)
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                         (83)      720           637            403      (146)         257
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                                      (63)      113            50             44      (107)         (63)
Trading liabilities                                             36       200           236              9        38           47
Securities sold under repurchase agreements                    (57)      179           122            121      (130)          (9)
Other short-term borrowings                                    187        65           252             50       (59)          (9)
Long-term debt                                                  25        33            58             42       (47)          (5)
Funds provided to foreign offices                              227      (276)          (49)            54        51          105
Funds provided by foreign offices                              (95)      216           121            (15)       (9)         (24)
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                         260       530           790            305      (263)          42
- -----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                           $(343)    $ 190         $(153)         $  98     $ 117        $ 215
===================================================================================================================================
FOREIGN OFFICES
INTEREST REVENUE
Interest-bearing deposits with banks                         $ (79)    $ (16)        $ (95)         $ (40)    $ (44)       $ (84)
Securities purchased under resale agreements                    97       (55)           42             56        (9)          47
Trading assets                                                 (45)       66            21            339      (104)         235
Securities available for sale                                  113       114           227             --        --           --
Investment securities                                         (125)     (125)         (250)           (37)      (57)         (94)
Loans                                                          (17)       30            13            (74)      (40)        (114)
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                         (56)       14           (42)           244      (254)         (10)
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                                      (63)      (36)          (99)            78      (121)         (43)
Trading liabilities                                            184       (37)          147             82        (6)          76
Securities sold under repurchase agreements                    (19)      (51)          (70)            (1)       59           58
Other short-term borrowings                                     19        17            36             36       (46)         (10)
Long-term debt                                                  20       (16)            4             14        (6)           8
Funds provided by domestic offices                            (227)      276            49            (54)      (51)        (105)
Funds provided to domestic offices                              95      (216)         (121)            15         9           24
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                           9       (63)          (54)           170      (162)           8
- -----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                          $  (65)    $  77        $   12          $  74     $ (92)       $ (18)
===================================================================================================================================

82 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

INTEREST RATE SENSITIVITY

Interest rate sensitivity data for the Corporation at December 31, 1994 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           By Repricing Interval
                                                          ------------------------------------------------------------------------
                                                                   After three   After six       After               Non-
                                                           Within       months      months    one year    After interest-
                                                            three   but within  but within  but within     five  bearing
(in millions)  December 31, 1994                           months   six months    one year  five years    years    funds    Total
- ----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks                      $ 3,305      $    27     $    58      $   --   $   --  $    --   $ 3,390
Federal funds sold                                          2,544           --          --          --       --       --     2,544
Securities purchased under resale agreements                9,869           74          --          --       --       --     9,943
Securities borrowed                                         6,197           --          --          --       --       --     6,197
Trading assets                                             29,174           --          --          --       --   18,340    47,514
Securities available for sale                               2,805          527         708       1,434    2,001       --     7,475
Loans                                                       9,424        1,371         183         892      631       --    12,501
Noninterest-earning assets and
   allowance for credit losses                                 --           --          --          --       --    7,452     7,452
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                      63,318        1,999         949       2,326    2,632   25,792    97,016
- ----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES, PREFERRED STOCK OF SUBSIDIARY
    AND STOCKHOLDERS' EQUITY
Interest-bearing deposits                                  16,067        3,094       1,142         740       70       --    21,113
Trading liabilities                                         7,040           --          --          --       --   13,909    20,949
Securities sold under repurchase agreements                15,457          160          --          --       --       --    15,617
Other short-term borrowings                                14,931        2,195         761         219      116       --    18,222
Long-term debt                                              1,432          280         291       2,802    1,650       --     6,455
Preferred stock of subsidiary                                 250           --          --          --       --       --       250
Preferred stock                                                --           --          --         395       --       --       395
Noninterest-bearing liabilities and common
   stockholders' equity                                        --           --          --          --       --   14,015    14,015
- ----------------------------------------------------------------------------------------------------------------------------------
Total                                                      55,177        5,729       2,194       4,156    1,836   27,924    97,016
- ----------------------------------------------------------------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments            (8,734)       2,056       2,056       3,311    1,311       --        --
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                             $  (593)     $(1,674)    $   811      $1,481   $2,107  $(2,132)  $    --
==================================================================================================================================
CUMULATIVE INTEREST RATE SENSITIVITY GAP                  $  (593)     $(2,267)    $(1,456)     $   25   $2,132  $    --   $    --
==================================================================================================================================

DEPOSITS

The Corporation's certificates of deposit and other time deposits issued by domestic and foreign offices in amounts of $100,000 or more, together with their remaining maturities, and other interest-bearing deposits at December 31, 1994 were as follows:

- ----------------------------------------------------------------------------------------------
(in millions)                                                Domestic      Foreign       Total
- ----------------------------------------------------------------------------------------------
Certificates of deposit of $100,000 or more
  3 months or less                                            $    18       $  779     $   797
  Over 3 through 6 months                                          --          986         986
  Over 6 through 12 months                                        199          164         363
  Over 12 months                                                  435          223         658
- ----------------------------------------------------------------------------------------------
Total                                                             652        2,152       2,804
- ----------------------------------------------------------------------------------------------
Other time deposits of $100,000 or more
  3 months or less                                                 43        8,923       8,966
  Over 3 through 6 months                                          53        1,593       1,646
  Over 6 through 12 months                                          1          613         614
  Over 12 months                                                    1           68          69
- ----------------------------------------------------------------------------------------------
Total                                                              98       11,197      11,295
- ----------------------------------------------------------------------------------------------
Other                                                           5,019        1,995       7,014
- ----------------------------------------------------------------------------------------------
Total interest-bearing deposits                                $5,769      $15,344     $21,113
==============================================================================================

Deposits by foreign depositors in domestic offices amounted to $1.0 billion, $1.1 billion and $.9 billion at December 31, 1994, 1993 and 1992, respectively.



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 83

DESCRIPTION OF BUSINESS

BANKERS TRUST NEW YORK CORPORATION

Bankers Trust New York Corporation (the "Parent Company" and, together with its subsidiaries, the "Corporation", or the "Firm") is a registered bank holding company which was incorporated in 1965. The Parent Company, which accounted for 4 percent of consolidated assets at December 31, 1994, supplies Bankers Trust Company, BT Securities Corporation and its other subsidiaries with various advisory services and coordinates their general policies and activities.

     The Parent Company is a legal entity separate and distinct from its subsidiaries. The rights of the Parent Company to participate in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise are subject to the prior claims of creditors of that subsidiary, except to the extent that the Parent Company may itself be a creditor of that subsidiary and its claims are recognized. Claims on the Parent Company's subsidiaries by creditors other than the Parent Company include long-term debt and substantial obligations with respect to deposit liabilities, trading liabilities, commercial paper, securities sold under repurchase agreements and federal funds purchased, as well as various other liabilities.

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

     The Corporation's Global Markets Proprietary businesses are comprised of Global Trading and the Global Portfolio Group. The Global Trading group manages the risk assumed in helping clients manage their risk and enters into securities, derivatives, currency, commodity and funding transactions on a proprietary basis. The Global Portfolio Group is responsible for: the funding of the Corporation worldwide; capital and liquidity management; the management of the Corporation's securities available for sale portfolio; and the intermediate and longer-term proprietary trading of liquid securities, foreign exchange and derivative products.

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

     Other businesses include real estate finance and principal investing.

Insurance Activities

The Corporation has two majority-owned Chilean subsidiaries, known as Consorcio and Compensa. Consorcio underwrites pension-related life and disability insurance, and both companies sell pension-related life annuities.

BUSINESS FUNCTIONS

Because of the close interrelationship among its organizational units, the Corporation breaks down and analyzes its business on the basis of five business functions, which represent the Firm's core business activities. A business function is often common to two or more of the organizational units described above. Descriptions of each of the Firm's five business functions appear on page 15.




84 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

BANKERS TRUST COMPANY

The Parent Company's principal banking subsidiary is Bankers Trust Company, which, along with its subsidiaries ("BTCo."), accounted for 69 percent of the Corporation's consolidated assets at December 31, 1994. BTCo., founded in 1903, is among the largest commercial banks in New York City and the United States, based on total assets. BTCo. originates loans and other forms of credit, accepts deposits, arranges financings and provides numerous other commercial banking and financial services. BTCo. provides a broad range of financial advisory services to its clients. It also engages in the trading of currencies, securities, derivatives and commodities.

BT SECURITIES CORPORATION

BT Securities Corporation ("BT Securities"), a wholly-owned subsidiary of the Parent Company, accounted for 19 percent of the Corporation's consolidated assets at December 31, 1994. BT Securities is a primary dealer in U.S. Government securities. It also structures, underwrites and deals in money market instruments, commercial paper, and municipal, asset-backed and corporate debt and equity securities. BT Securities also provides advisory and private placement services and structures a broad range of derivative transactions for clients.

BANKERS TRUST (DELAWARE)

Bankers Trust (Delaware) is a state bank chartered under the laws of Delaware, which, along with its subsidiaries, accounted for 2 percent of the Corporation's consolidated assets at December 31, 1994. Bankers Trust (Delaware) engages in commercial banking activities, with an emphasis on lending, funding and corporate finance. BT Commercial Corporation, its wholly-owned subsidiary, is a commercial finance company.

SUPERVISION AND REGULATION

BT Securities has entered into a settlement agreement with the Securities and Exchange Commission (the "SEC") and the Commodity Futures Trading Commission (the "CFTC") concerning all investigations of the Corporation and its subsidiaries by those agencies with respect to the conduct of its business in privately negotiated over-the-counter derivatives (the "Derivatives"). As part of that settlement entered into on December 22, 1994, the SEC and the CFTC agreed not to pursue further Bankers Trust related entities concerning Derivatives matters prior to the settlement date (although they did reserve the right to pursue individuals), and BT Securities paid $10 million in civil penalties and has agreed to retain an independent consultant to examine its conduct of the Derivatives business and to implement such consultant's recommendations.

     The Corporation, BTCo. and BTSecurities have also entered into a Written Agreement with the Federal Reserve Bank of New York and a Memorandum of Understanding with the New York State Banking Department concerning the Corporation's leveraged derivative transaction business, each of which call for an independent counsel review and the establishment of a Compliance Committee of the Board of Directors of the Corporation to monitor compliance with the Written Agreement and the Memorandum of Understanding.

     The Corporation cannot predict the effect on the derivative business in general, or the Corporation's derivative business in particular, of these events or of the current legislative, regulatory and media attention being given to the derivatives industry.

     Details with respect to the foregoing are set forth in the Corporation's Current Reports on Form 8-K dated December 4, 1994, December 22, 1994 and January 19, 1995 which have been filed with the SEC.

     The Parent Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and as such is required to register with the Federal Reserve Board. As a registered bank holding company, the Parent Company is required to file with the Federal Reserve Board certain reports and information and is restricted in its acquisitions, certain of which are subject to approval by the Federal Reserve Board. In addition, the Parent Company would be required to obtain the approval of the New York State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.

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

     BT Securities is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico and with the SEC, and is a member of the National Association of Securities Dealers, Inc. and is therefore subject to supervision by those regulators. As a bank securities affiliate, BT Securities is subject to the supervision of the Federal Reserve Board, which has imposed limitations on the gross revenue from certain activities of such affiliates and certain other conditions governing their operations.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any bank or savings association subsidiary of a




                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 85
holding company may be required to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of any of such holding company's other subsidiary banks or savings associations or assistance provided to such an institution in danger of default.

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

     Based on their respective regulatory capital ratios at December 31, 1994, both BTCo. and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Resources" on page 31 for information regarding the Corporation's and BTCo.'s regulatory capital ratios.

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

PROPERTIES

BTCo. owns a 42-story office building located at 280 Park Avenue, a 10-story office building at 4 Albany Street in Manhattan, and a 998-year leasehold interest in an eight-story office building in the Broadgate complex in London, England. The other principal office premises leased are a 39-story building known as One Bankers Trust Plaza, seven stories of a 37-story building at 14-16 Wall Street, (both in Manhattan), an eight-story building in Jersey City, New Jersey and a three-story



86 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES building in Nashville, Tennessee and a significant portion of a 42-story office building in Sydney, Australia. Portions of certain of these properties are leased to tenants or subtenants. BTCo. has exercised its purchase option on One Bankers Trust Plaza for a closing in January 1996. The anticipated purchase price for this property does not represent a material commitment for BTCo. In addition to the offices referred to above, branch offices and locations for other activities are occupied in cities throughout the world under various types of ownership and leaseholds. See Note 7 of Notes to Financial Statements for additional information concerning lease commitments.

LEGAL PROCEEDINGS

     Various actions and proceedings involving the Parent Company and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from these actions and proceedings would be material.




                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 87

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names and ages of the executive officers of the Parent Company, positions held and the year from which held. These officers are elected annually by the Board of Directors. There are no family relationships among such persons.



* CHARLES S. SANFORD, JR., 58
  Chairman of the Board
  Chairman of the Board of the Parent Company and of BTCo. since 1987 and Director since 1982; Deputy Chairman 1986-1987; President of the Parent Company and of BTCo. 1983-1986; Executive Vice President in charge of the Resources Management Department of BTCo. 1974-1983.

  JAMES J. BAECHLE, 62
  Executive Vice President and
  General Counsel
  Executive Vice President of the Parent Company since 1980; Managing Director of BTCo. since June 1992; Executive Vice President of BTCo. 1979-1992; General Counsel of the Parent Company and/or BTCo. since 1971.

  JOSEPH A. MANGANELLO, Jr., 59
  Executive Vice President and
  Chief Credit Officer
  Executive Vice President and Chief Credit Officer of the Parent Company since 1988; Managing Director of BTCo. since June 1992 and Chief Credit Officer since 1984; Executive Vice President of BTCo. 1982-1992; Department Head of the United States Department of BTCo. prior to 1984. He is in charge of the Credit Policy Department.

* EUGENE B. SHANKS, Jr., 48
  President
  President and Director of the Parent Company and BTCo. since January 1992; Executive Vice President of the Parent Company 1987-1992 and Managing Director of BTCo. 1986-1992; in charge of the Technology Department, Strategic Planning Department and the London operation of the Resources Management Department prior to 1986. He is in charge of the Global Markets Proprietary, Global Assets and Global Investment Management businesses and, with Mr. Vojta, manages the Global Investment Bank.

* GEORGE J. VOJTA, 59
  Vice Chairman
  Vice Chairman and Director of the Parent Company and BTCo. since January 1992; Executive Vice President of the Parent Company and BTCo. 1984-1992. He is in charge of the Global Emerging Markets, Real Estate Finance and Principal Investing businesses and, with Mr. Shanks, manages the Global Investment Bank.

  TIMOTHY T. YATES, 47
  Executive Vice President,
  Chief Financial Officer and Controller
  Executive Vice President and Chief Financial Officer of the Parent Company and Managing Director and Chief Financial Officer of BTCo. since 1991; Controller since 1993; Managing Director of BTCo. and Chief of Staff of Global Markets 1989-1991; Managing Director of BTCo. and later, BT Securities Corporation in charge of High Yield/Structured Sales 1985-1989.


*Management Committee


88 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
    For the fiscal year ended DECEMBER 31, 1994
                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
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
       (Address of principal                                   (Zip code)
         executive offices)

                                 (212) 250-2500
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                                 Name of each
                                                                                 exchange on
                  Title of each class                                          which registered
- -------------------------------------------------------                    -----------------------
COMMON STOCK, $1 PAR VALUE                                                 NEW YORK STOCK EXCHANGE
PREFERRED SHARE PURCHASE RIGHTS                                            NEW YORK STOCK EXCHANGE
8.55% CUMULATIVE PREFERRED STOCK,                                          NEW YORK STOCK EXCHANGE
  SERIES I ($250 LIQUIDATION PREFERENCE)
DEPOSITARY SHARES REPRESENTING A ONE-FOURTH INTEREST                       NEW YORK STOCK EXCHANGE
  IN A SHARE OF 8.55% CUMULATIVE PREFERRED STOCK,
  SERIES I ($100 LIQUIDATION PREFERENCE)
DEPOSITARY SHARES REPRESENTING A ONE-TENTH INTEREST                        AMERICAN STOCK EXCHANGE
  IN A SHARE OF 7 5/8% CUMULATIVE PREFERRED STOCK,
  SERIES O ($250 LIQUIDATION PREFERENCE)
7.50% CONVERTIBLE CAPITAL SECURITIES DUE 2033                              AMERICAN STOCK EXCHANGE
DEPOSITARY SHARES REPRESENTING A ONE-FORTIETH INTEREST                     AMERICAN STOCK EXCHANGE
  IN A SHARE OF 7.50% CUMULATIVE PREFERRED STOCK,
  SERIES P ($1,000 LIQUIDATION PREFERENCE)
ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK, SERIES Q                       NEW YORK STOCK EXCHANGE
DEPOSITARY SHARES REPRESENTING A ONE-HUNDREDTH INTEREST                    NEW YORK STOCK EXCHANGE
  IN A SHARE OF ADJUSTABLE RATE CUMULATIVE PREFERRED
  STOCK, SERIES Q ($2,500 LIQUIDATION PREFERENCE)
ADJUSTABLE RATE CUMULATIVE PREFERRED STOCK, SERIES R                       NEW YORK STOCK EXCHANGE
DEPOSITARY SHARES REPRESENTING A ONE-HUNDREDTH INTEREST                    NEW YORK STOCK EXCHANGE
  IN A SHARE OF ADJUSTABLE RATE CUMULATIVE PREFERRED
  STOCK, SERIES R ($2,500 LIQUIDATION PREFERENCE)

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

                               Yes  X    No
                                   ----     ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                [  ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1995: Common Stock, $1 par value, $4,857,482,448.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1995: Common Stock, $1 par value, 78,363,334 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.




                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 89

FORM 10-K CROSS-REFERENCE INDEX

Part I
Item No.                                                                                          Pages
  1. BUSINESS
     Description of Business                                                                         84
     Supplemental Financial Data
       International Operations                                                                      65
       Distribution of Assets, Liabilities and
         Stockholders' Equity; Interest Rates and
         Interest Differential                                                                       80
       Investment Portfolio                                                                          51
       Loan Portfolio                                                            36, 38, 39, 40, 49, 52
       Summary of Credit Loss Experience                                                         33, 52
       Deposits                                                                                  81, 83
       Return on Equity and Assets                                                                   14
       Short-Term Borrowings                                                                         54
  2. PROPERTIES                                                                                      86
  3. LEGAL PROCEEDINGS                                                                               87
  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              *
  -  EXECUTIVE OFFICERS OF THE REGISTRANT                                                            88
PART II
  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
      RELATED STOCKHOLDER MATTERS                                                                60, 79
  6. SELECTED FINANCIAL DATA                                                                         14
  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                                                            15
  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Bankers Trust New York Corporation and
       Subsidiaries (Consolidated)                                                              44 - 47
     Notes to Financial Statements                                                                   48
     Report of Independent Auditors                                                                  78
     Selected Quarterly Financial Data                                                               79
  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
      ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                          *

Part III

The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K since the Corporation intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1994.

PART IV

  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
        REPORTS ON FORM 8-K
     (a) (1) Financial Statements - See Item 8.
         (2) Financial Statement Schedules
              All schedules normally required by Form 10-K
              are omitted since they are either not applicable
              or the required information is shown in the
              financial statements or the notes thereto.
         (3) Exhibits
              3. Articles of Incorporation and By-laws,
                   as amended                                                                        **
              4. Instruments Defining the Rights of
                    Security Holders, Including Indentures
                (ii) Long-Term Debt Indentures                                                      ***
             10. Material Contracts
                (ii) (D)  Leases for Principal Premises
                            described on page 86                                                     **
                (iii) (A) Compensation, Incentive and
                            Benefit Plans                                                            **
             12. Statements Re Computation of Ratios                                                 **
             21. Subsidiaries of the Registrant                                                      **
             23. Consent of Experts                                                                  **
             24. Power of Attorney                                                                   **
             27. Financial Data Schedule
             99. Additional Exhibits
                (i) Preferred Share Purchase Rights                                                  **
                (ii) Written Agreement dated December 4,
                       1994 among Bankers Trust New York
                       Corporation, Bankers Trust Company,
                       BT Securities Corporation and the
                       Federal Reserve Bank of New York.                                             **
                (iii) BT Securities offers of settlement to the
                       Securities and Exchange Commission
                       (the "SEC") and the Commodity
                       Futures Trading Commission (the
                       "CFTC"), the SEC's Order Instituting
                       Proceedings and its Findings and Order
                       and the CFTC's Complaint and its
                       Opinion and Order.                                                            **

     (b) Reports on Form 8-K - The Corporation filed two reports on Form 8-K during the quarter ended
        December 31, 1994.
          -- The report dated December 4, 1994 filed a Written
             Agreement by and among Bankers Trust New York
             Corporation, Bankers Trust Company, BT
             Securities Corporation and the Federal Reserve
             Bank of New York regarding Bankers Trust New
             York Corporation's leveraged derivative transaction business and a press release regarding these matters.
          -- The report dated December 22, 1994 filed
             BT Securities offers of settlement
             to the SEC and the CFTC, the SEC's Order
             Instituting Proceedings, the CFTC's Complaint and Opinion and Order and a press release regarding these matters.

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

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report. Portions of the 1994 Annual Report to the Corporation's stockholders are not required by the Form 10-K report and are not "filed" as part of the Form 10-K. Only those sections of the Annual Report referenced in the above index are incorporated in the Form 10-K.



90 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

FORM 10-K SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1995.

                       Bankers Trust New York Corporation

                   By  JAMES T. BYRNE, JR.
                       --------------------------------------------------------
                       (James T. Byrne, Jr., Senior Vice President and
                       Secretary)


- -------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1995.

CHARLES S. SANFORD, JR.*                        Chairman of the Board,
- -----------------------------------             Chief Executive Officer
(Charles S. Sanford, Jr.)                       and Director
                                                (Principal Executive
                                                Officer)


TIMOTHY T. YATES*                               Executive Vice
- -----------------------------------             President, Chief
(Timothy T. Yates)                              Financial Officer
                                                and Controller
                                                (Principal Financial
                                                Officer)


GEOFFREY M. FLETCHER*                           Senior Vice President
- -----------------------------------             (Principal Accounting
(Geoffrey M. Fletcher)                          Officer)


GEORGE B. BEITZEL*                              Director
- -----------------------------------
(George B. Beitzel)

PHILLIP A. GRIFFITHS*                           Director
- -----------------------------------
(Phillip A. Griffiths)

WILLIAM R. HOWELL*                              Director
- -----------------------------------
(William R. Howell)

JON M. HUNTSMAN*                                Director
- -----------------------------------
(Jon M. Huntsman)

VERNON E. JORDAN, JR.*                          Director
- -----------------------------------
(Vernon E. Jordan, Jr.)


HAMISH MAXWELL*                                 Director
- -----------------------------------
(Hamish Maxwell)

DONALD F. McCULLOUGH*                           Director
- -----------------------------------
(Donald F. McCullough)

N. J. NICHOLAS JR.*                             Director
- -----------------------------------
(N. J. Nicholas Jr.)

RUSSELL E. PALMER*                              Director
- -----------------------------------
(Russell E. Palmer)

DIDIER PINEAU-VALENCIENNE*                      Director
- -----------------------------------
(Didier Pineau-Valencienne)

EUGENE B. SHANKS, JR.*                          President and
- -----------------------------------             Director
(Eugene B. Shanks, Jr.)

PATRICIA CARRY STEWART*                         Director
- -----------------------------------
(Patricia Carry Stewart)

GEORGE J. VOJTA*                                Vice Chairman
- -----------------------------------             and Director
(George J. Vojta)





*By  JAMES T. BYRNE, JR.
     ---------------------------------------
     (James T. Byrne, Jr., Attorney-in-Fact)



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 91

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                    EXHIBITS

                                       TO

                                   FORM 10-K

                                  FILED UNDER

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1994





                       BANKERS TRUST NEW YORK CORPORATION

                       BANKERS TRUST NEW YORK CORPORATION
                           EXHIBIT INDEX TO FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

3.  Articles of Incorporation and By-laws, as amended
      Restated Certificate of Incorporation of the Registrant filed with the
            State of New York on June 9, 1988                                           (1)
      Certificate of Amendment of the Restated Certificate of Incorporation of
            the Registrant filed with the State of New York on
            August 30, 1989                                                             (1)
      Certificate of Amendment of the Restated Certificate of Incorporation  of
            the Registrant filed with the State of New York on June 14, 1990            (1)
      Certificate of Amendment of the Restated Certificate of Incorporation of
            the Registrant filed with the State of New York on March 20, 1992           (1)
      Certificate of Amendment of the Restated Certificate of Incorporation  of
            the Registrant filed with the State of New York on
            October 27, 1992                                                            (1)
      Certificate of Amendment of the Restated Certificate of Incorporation of
            the Registrant filed with the State of New York on
            January 21, 1993                                                            (1)
      Certificate of Amendment of the Restated Certificate of Incorporation of
            the Registrant filed with the State of New York
            on June 1, 1993                                                             (1)
      Certificate of Amendment of the Restated Certificate of Incorporation of
            the Registrant filed with the State of New York
            on August 18, 1993                                                          (2)
      Certificate of Amendment of the Restated Certificate of Incorporation of
            the Registrant filed with the State of New York
            on March 25, 1994                                                           (3)
      Certificate of Amendment of the Restated Certificate of Incorporation of
            the Registrant filed with the State of New York
            on August 22, 1994                                                          (4)
      By-laws as in effect September 21, 1993                                           (1)

4.  Instruments Defining the Rights of Security Holders, Including Indentures
      (ii) Long-Term Debt Indentures                                                    90

10. Material Contracts
      (ii) (D) Leases for Principal Premises Described on Page 86
                  Lease Agreement relating to the 39-story building known as
                       One Bankers Trust Plaza                                          (5)
                  Lease Agreement relating to the seven stories of a 37-story building
                       located at 14-16 Wall Street                                     (6)
                  Lease Agreement relating to the eight-story building located
                       in Jersey City, New Jersey                                       (7)
                  Lease Agreement relating to the eight-story building located in
                       London, England                                                  (8)
                  Lease Agreement relating to the three-story
                       building in Nashville, Tennessee                                 (9)
                  Synopsis of the Agreement for Sub-Lease and the Sub-Lease relating
                       to the 42-story building located in Sydney, Australia           (10)
      (iii) (A) Compensation, Incentive and Benefit Plans
                  1994 Stock Option and Stock Award Plan                               (11)
                  1991 Stock Option and Stock Award Plan                               (12)
                  1985 Stock Option and Stock Award Plan                               (13)
                       January, 1989 amendments thereto                                (11)
                  Stock Option Plan (1976)                                              (5)
                       January, 1989 amendments thereto                                (11)
                  Additional Capital Accumulation Plan                                 (14)
                  The Supplemental Executive Retirement Plan                            (8)
                  Deferred Compensation Plan for Directors                              (5)
                       January, 1989 amendments to the Deferred
                       Compensation Plan for Directors and The Supplemental
                       Executive Retirement Plan                                       (11)

12.  Statements Re Computation of Ratios
      Computation of Consolidated Ratios of Earnings
         to Fixed Charges                                                               95
      Computation of Consolidated Ratios of Earnings to Combined
         Fixed Charges and Preferred Stock
         Dividends Requirements                                                         96
21.  Subsidiaries of the Registrant                                                     97
23.  Consent of Experts                                                                 98
24.  Power of Attorney                                                                  99
27.  Financial Data Schedule                                                           101
99.  Additional Exhibits
      (i)   Rights Agreement dated as of February 22, 1988
              describing the terms of the Preferred Share Purchase Rights               (8)
      (ii)  Written Agreement dated December 4, 1994 among Bankers Trust New
              York Corporation, Bankers Trust Company,
              BT Securities Corporation and the Federal Reserve
              Bank of New York                                                         102
      (iii) (1) Offer of Settlement of BT Securities Corporation before the
                  Securities and Exchange Commission, dated December 21, 1994.         (15)
            (2) Offer of Settlement of Respondent BT Securities Corporation
                  before the Commodity Futures Trading Commission, dated
                  December 21, 1994.                                                   (15)
            (3) Order instituting Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Sections 15(b) and 21C of the
                  Securities Exchange Act of 1934, and Findings and Order
                  imposing Remedial Sanctions. In re BT Securities Corporation,
                  Securities Act of 1933 Release No. 7124 (Dec. 22, 1994)              (15)
            (4) Complaint Pursuant to Sections 6(c) and 6(d) of the Commodity
                  Exchange Act and Opinion and Order Accepting Offer of
                  Settlement, Making Findings and Imposing Remedial Sanctions,
                  in re BT Securities Corporation, CFTC Docket No. 95-2
                  (Dec. 22, 1994).                                                      (15)


      (NOTE: FOOTNOTE REFERENCES FOR THIS INDEX APPEAR ON THE NEXT PAGE.)

                       BANKERS TRUST NEW YORK CORPORATION
              EXHIBIT INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1994



                              FOOTNOTE REFERENCES

(1) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated September 24, 1993, file number 1-5920.

(2) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated August 6, 1993, file number 1-5920.

(3) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated March 21, 1994, file number 1-5920.

(4) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated August 12, 1994, file number 1-5920.

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

(10) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1993, file number 1-5920.

(11) This document is incorporated by reference from Bankers Trust New York Corporation's Registration Statement on Form S-8 (No. 33-54971) as filed on August 9, 1994.

(12) This document is incorporated by reference from Bankers Trust New York Corporation's Registration Statement on Form S-8 (No. 33-41014) as filed on June 10, 1991.

(13) This document is incorporated by reference from Bankers Trust New York Corporation's Proxy Statement dated as of March 21, 1988, file number 1-5920.

(14) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1989, file number 1-5920.

(15) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated December 22, 1994, file number 1-5920.