Form 10-Q
period 1995-03-31
BANKERS TRUST NEW YORK CORP
filed 1995-05-15
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1995
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1995: Common Stock, $1 par value, 78,292,549 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                         March 31, 1995 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended March 31, 1995 and 1994              2

            Consolidated Balance Sheet
              At March 31, 1995 and December 31, 1994                 3

            Consolidated Statement of Changes in Stockholders'
             Equity
              Three Months Ended March 31, 1995 and 1994              4

            Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1995 and 1994              5

            Consolidated Schedule of Net Interest Revenue
              Three Months Ended March 31, 1995 and 1994              6

            Notes to Financial Statements                             7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1994 Annual Report.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders        35

  Item 6. Exhibits and Reports on Form 8-K                           36

SIGNATURE                                                            37

PART I. FINANCIAL INFORMATION

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)


                                                                   Increase
THREE MONTHS ENDED MARCH 31,                       1995     1994  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $1,353   $1,211      $ 142
  Interest expense                                1,171      841        330
Net interest revenue                                182      370       (188)
Provision for credit losses                          14        -         14
Net interest revenue after provision
 for credit losses                                  168      370       (202)
NONINTEREST REVENUE
  Trading                                           (78)      14        (92)
  Fiduciary and funds management                    171      188        (17)
  Fees and commissions                              145      182        (37)
  Securities available for sale gains                 2        4         (2)
  Other                                             102      117        (15)
Total noninterest revenue                           342      505       (163)
NONINTEREST EXPENSES
  Salaries                                          208      177         31
  Incentive compensation and employee benefits      133      162        (29)
  Occupancy, net                                     41       37          4
  Furniture and equipment                            42       39          3
  Provision for severance-related costs              50        -         50
  Other                                             260      226         34
Total noninterest expenses                          734      641         93
Income (loss) before income taxes                  (224)     234       (458)
Income taxes                                        (67)      70       (137)

NET INCOME (LOSS)                                $ (157)  $  164      $(321)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK     $ (165)  $  159      $(324)

EARNINGS (LOSS) PER COMMON SHARE:
  PRIMARY                                        $(2.11)   $1.90     $(4.01)

  FULLY DILUTED                                  $(2.11)   $1.90     $(4.01)

Cash dividends declared per common share          $1.00     $.90       $.10

The accompanying notes are an integral part of the financial statements.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)
                                (unaudited)

                                                   March 31, December 31,
                                                       1995        1994
ASSETS
Cash and due from banks                            $  1,603     $ 1,985
Interest-bearing deposits with banks                  2,900       3,390
Federal funds sold                                    2,115       2,544
Securities purchased under resale agreements         18,280       9,943
Securities borrowed                                   7,633       6,197
Trading assets                                       51,603      47,514
Securities available for sale                         6,019       7,475
Loans                                                11,731      12,501
Allowance for credit losses                          (1,245)     (1,252)
Premises and equipment, net                             932         915
Due from customers on acceptances                       387         378
Accounts receivable and accrued interest              2,034       2,356
Other assets                                          3,370       3,070
Total                                              $107,362     $97,016

LIABILITIES
Deposits
  Noninterest-bearing
    In domestic offices                            $  2,352     $ 3,285
    In foreign offices                                  532         541
  Interest-bearing
    In domestic offices                               5,433       5,769
    In foreign offices                               16,279      15,344
Total deposits                                       24,596      24,939
Trading liabilities                                  29,383      20,949
Securities sold under repurchase agreements          18,631      15,617
Other short-term borrowings                          16,396      18,222
Acceptances outstanding                                 387         378
Accounts payable and accrued expenses                 4,137       3,174
Other liabilities                                     2,293       2,328
Long-term debt                                        6,621       6,455
Total liabilities                                   102,444      92,062

PREFERRED STOCK OF SUBSIDIARY                           250         250

STOCKHOLDERS' EQUITY
Preferred stock                                         639         395
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84          84
Capital surplus                                       1,306       1,317
Retained earnings                                     3,243       3,494
Common stock in treasury, at cost:
 1995, 5,340,654 shares;
 1994, 5,609,707 shares                                (393)       (416)
Other                                                  (211)       (170)
Total stockholders' equity                            4,668       4,704
Total                                              $107,362     $97,016

The accompanying notes are an integral part of the financial statements.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED MARCH 31,                           1995        1994
PREFERRED STOCK
Balance, January 1                                   $  395      $  250
Preferred Stock Issued                                  244         200
Balance, March 31                                       639         450
COMMON STOCK
Balance, January 1 and March 31                          84          84
CAPITAL SURPLUS
Balance, January  1                                   1,317       1,321
Preferred stock issuance costs                          (10)         (4)
Common stock distributed under employee
 benefit plans                                           (1)          2
Balance, March 31                                     1,306       1,319
RETAINED EARNINGS
Balance, January 1                                    3,494       3,226
Net income (loss)                                      (157)        164
Cash dividends declared
  Preferred stock                                        (7)         (5)
  Common stock                                          (78)        (72)
Treasury stock distributed under employee benefit plans  (9)         (8)
Balance, March 31                                     3,243       3,305
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (416)       (233)
Purchases of stock                                      (11)        (99)
Restricted stock granted, net                             7           1
Treasury stock distributed under employee benefit plans  27          15
Balance, March 31                                      (393)       (316)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                      160         143
Deferred stock awards granted, net                       10          33
Deferred stock distributed                              (15)          -
Balance, March 31                                       155         176
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                      (63)        (47)
Deferred stock awards granted, net                       (9)        (34)
Restricted stock granted, net                            (6)          -
Amortization of deferred compensation, net               11          16
Balance, March 31                                       (67)        (65)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (336)       (319)
Translation adjustments                                   3         (23)
Income taxes applicable to translation adjustments      (12)         21
Balance, March 31                                      (345)       (321)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                       69         109
Change in unrealized net gains, after applicable
 income taxes and minority interest                     (23)          4
Balance, March 31                                        46         113

TOTAL STOCKHOLDERS' EQUITY, MARCH 31                 $4,668      $4,745

The accompanying notes are an integral part of the financial statements.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED MARCH 31,                           1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    $ (157)   $    164
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Provision for credit losses                            14           -
  Provision for severance-related costs                  50           -
  Provision for policyholder benefits                    56          60
  Deferred income taxes                                  53         (98)
  Depreciation and amortization of premises
   and equipment                                         34          30
  Other, net                                            (34)        (28)
    Earnings adjusted for noncash charges and credits    16         128
Net change in:
  Trading assets                                     (4,980)     (7,191)
  Trading liabilities                                 8,896      13,630
  Receivables and payables from securities
   transactions                                       1,289      (1,656)
  Other operating assets and liabilities, net          (363)        193
Securities available for sale gains                      (2)         (4)
Net cash provided by operating activities             4,856       5,100
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                  332         486
  Federal funds sold                                    429         (77)
  Securities purchased under resale agreements       (8,299)     (4,639)
  Securities borrowed                                (1,436)       (915)
  Loans                                                 679       1,472
Securities available for sale:
  Purchases                                            (439)     (1,116)
  Maturities and other redemptions                    1,049         726
  Sales                                                 914       1,176
Acquisitions of premises and equipment                  (50)        (41)
Other, net                                               37          16
Net cash used in investing activities                (6,784)     (2,912)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                              (61)     (2,920)
  Securities sold under repurchase agreements         3,028       1,979
  Other short-term borrowings                        (1,654)     (1,372)
Issuances of long-term debt                           1,007         512
Repayments of long-term debt                           (781)       (429)
Issuances of preferred stock                            100         196
Purchases of treasury stock                             (11)        (99)
Cash dividends paid                                     (85)        (78)
Other, net                                                7          10
Net cash provided by (used in) financing activities   1,550      (2,201)
Net effect of exchange rate changes on cash              (4)         38
NET INCREASE (DECREASE)IN CASH AND DUE FROM BANKS      (382)         25
Cash and due from banks, beginning of year            1,985       1,750
Cash and due from banks, end of period              $ 1,603   $   1,775

Interest paid                                          $808        $913

Income taxes paid, net                                  $29         $70

Noncash investing activities                            $25         $57

Noncash financing activities:
 conversion of debt to preferred stock                 $144          $-

The accompanying notes are an integral part of the financial statements.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                                  Three Months Ended
                                                       March 31,    Increase
                                                   1995    1994   (Decrease)
INTEREST REVENUE
Interest-bearing deposits with banks             $   49   $   34      $  15
Federal funds sold                                   35        2         33
Securities purchased under resale agreements        211       96        115
Securities borrowed                                 108       30         78
Trading assets                                      616      760       (144)
Securities available for sale
  Taxable                                            89       61         28
  Exempt from federal income taxes                   16       21         (5)
Loans                                               229      207         22
Total interest revenue                            1,353    1,211        142
INTEREST EXPENSE
Deposits
  In domestic offices                                93       45         48
  In foreign offices                                241      153         88
Trading liabilities                                 213      196         17
Securities sold under repurchase agreements         236      214         22
Other short-term borrowings                         298      174        124
Long-term debt                                       90       59         31
Total interest expense                            1,171      841        330
NET INTEREST REVENUE                             $  182   $  370      $(188)

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)


Note 1 - Significant Accounting Policies

     The following change in the significant accounting policies of Bankers Trust New York Corporation (the "Parent Company") and its subsidiaries (collectively, the "Corporation," or the "Firm") was adopted effective January 1, 1995.

Loan Impairment

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment
of a Loan - Income Recognition and Disclosures."   SFAS 114 requires the
creation of a valuation allowance for impaired loans based on one of the following: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At March 31, 1995, adoption of this standard resulted in a $111 million allocation of the existing allowance for credit losses to a specific valuation allowance for impaired loans.

     Additionally, under SFAS 114, a loan is classified as in-substance foreclosure when possession of the collateral has been taken regardless of whether formal foreclosure proceedings have taken place. As a result, during the first quarter of 1995, loans previously classified as in-substance foreclosure but for which the Corporation had not taken possession of the collateral have been transferred from other real estate to cash basis loans.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     The Corporation recorded a loss of $122 million for the quarter ended March 31, 1995, or $1.66 primary loss per share, excluding an after-tax provision for severance-related costs of $35 million taken in connection with the Corporation's expense reduction programs. Net loss for the quarter, including the effect of this provision, was $157 million, or $2.11 primary loss per share. In the first quarter of 1994, the Corporation earned $164 million, or $1.90 primary earnings per share.


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

     The following table breaks down earnings on the basis of the Corporation's five business functions, which represent its core business activities and are an important tool for analyzing the results of operations. Detailed definitions of these categories, as well as a discussion of the methodology used to calculate their results, appear in the 1994 Annual Report on Form 10-K.


Business Functions Profitability
(in millions)

                                                   First    First
                                                    Qtr.     Qtr.  Increase
                                                   1995     1994  (Decrease)

Client Finance                                    $  14     $ 43      $ (29)
Client Advisory                                      20       30        (10)
Client Financial Risk Management                   (122)     114       (236)
Client Transaction Processing                         8       32        (24)
Trading and Positioning                             (36)     (49)        13
Unallocated                                         (41)      (6)       (35)
Income (Loss)                                     $(157)    $164      $(321)

     Client Finance - Client Finance income was $14 million in the first quarter of 1995, down from $43 million in last year's first quarter. This decline was principally attributable to lower levels of securities underwriting and loan syndication fees as general market activity for financings was relatively slower than the year-ago quarter.

     Client Advisory - Client Advisory income was $20 million in the first quarter of 1995, a decline of $10 million from the prior year's first quarter. This decline was primarily due to a decrease in revenue from funds management activities offset in part by higher revenue from merger and acquisition and financial advisory activities.

     Client Financial Risk Management - Client Financial Risk Management income decreased by $236 million from the exceptionally strong period last year principally due to a sudden absence of liquidity in selected emerging markets of Latin America. Additionally, while the volume of transactions from risk management products remained relatively steady, revenue has been reduced as the mix of business has shifted to lower-margin transactions.

     Client Transaction Processing - Client Transaction Processing income was $8 million in the first quarter of 1995, down $24 million from the prior year's first quarter. This decline was primarily due to a decrease in processing volumes. Also impacting this function was a higher level of expenses in the Firm's Australian subsidiary.

     Trading and Positioning - The Corporation recorded a Trading and Positioning net loss of $36 million during the first quarter of 1995 principally due to losses in fixed income securities, primarily in Latin America. In the first quarter of 1994 the Corporation recorded a net loss of $49 million.

     Unallocated - Included in the unallocated category during the first quarter of 1995 was a $35 million after-tax provision for severance-related costs associated with the expense reduction programs.

REVENUE

     The table below shows net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                                  Three Months Ended
                                                       March 31,   Increase
                                                   1995     1994  (Decrease)
NET INTEREST REVENUE (in millions)
Book basis                                         $182     $370      $(188)
Tax equivalent adjustment                            15       21         (6)
Fully taxable basis                                $197     $391      $(194)

AVERAGE BALANCES (in millions)
Interest-earning assets                         $78,228  $81,037    $(2,809)
Interest-bearing liabilities                     75,642   77,935     (2,293)
Earning assets financed by
 noninterest-bearing funds                      $ 2,586  $ 3,102    $  (516)

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                   7.09%    6.17%       .92%
Cost of interest-bearing liabilities               6.28     4.38       1.90
Interest rate spread                                .81     1.79       (.98)
Contribution of noninterest-bearing
 funds                                              .21      .17        .04
Net interest margin                                1.02%    1.96%     (.94)%

     Net interest revenue for the first quarter of 1995 totaled $182 million, down $188 million, or 51 percent, from the first quarter of 1994. Of this decline, $176 million was from trading-related net interest revenue.

     Combined trading revenue and trading-related net interest revenue for the first quarter of 1995 was a loss of $77 million, a $268 million decrease from the first quarter of 1994. The first quarter loss was primarily attributable to losses sustained in the emerging markets of Latin America. The devaluation of the Mexican peso and the associated sudden absence of liquidity adversely affected the Corporation's positions. Additionally, while the volume of transactions from the Firm's Client Financial Risk Management activities remained relatively steady, revenue has been reduced as the mix of business has shifted to lower-margin transactions.

     A significant portion of the Firm's trading and risk management activities involve positions in interest rate instruments and related derivatives. The revenue from these activities can periodically shift between trading and net interest, depending on a variety of factors, including risk management strategies. Therefore, the Corporation views trading revenue and trading-related net interest revenue together, as quantified below (in millions):

                                                        Trading-
                                                          Related
                                                              Net
                                                 Trading Interest
                                                 Revenue  Revenue      Total
Three months ended March 31, 1995
Interest rate risk                                 $(57)    $ 18      $ (39)
Foreign exchange risk                               (43)       -        (43)
Equity and commodity risk                            22      (17)         5
Total                                              $(78)    $  1      $ (77)

Three months ended March 31, 1994
Interest rate risk                                $  32     $185      $ 217
Foreign exchange risk                              (110)       -       (110)
Equity and commodity risk                            92       (8)        84
Total                                             $  14     $177      $ 191

     Interest Rate Risk - The Firm's positions in interest rate instruments and related derivatives were adversely affected by the general volatility in interest rates that occurred during the first quarter of 1995 coupled with unusual fluctuations and associated liquidity problems in the emerging markets of Latin America. As a result, total trading and trading-related net interest revenue declined $256 million from the exceptionally strong results recorded in the first quarter of 1994.

     Foreign Exchange Risk - Trading revenue improved compared to the first quarter of 1994, however, the results were negatively affected by the continued volatility in foreign exchange markets which saw the dollar fall to record lows against the mark and yen.

     Equity and Commodity Risk - The first quarter trading and trading-related net interest revenue was down $79 million compared to the first quarter of 1994. The devaluation of the Mexican peso and continued uncertainty regarding the Argentine economy had a ripple effect on equity prices throughout Latin America. During the quarter actions by the International Monetary Fund, the announcement of economic reforms in Argentina, Brazil and Mexico and considerable public debate about the financial stability in the region contributed to considerable volatility in the markets.

     Shown below is a comparison of the components of noninterest revenue (in millions).

                                                  Three Months Ended
                                                      March 31.    Increase
                                                   1995     1994  (Decrease)
Trading                                            $(78)    $ 14       $(92)
Fiduciary and funds
 management                                         171      188        (17)
Fees and commissions
  Corporate finance fees                             72      108        (36)
  Service charges on
   deposit accounts                                  19       22         (3)
  Acceptances and letters
   of credit commissions                             10       11         (1)
  Other                                              44       41          3
Total fees and commissions                          145      182        (37)
Securities available for
 sale gains                                           2        4         (2)
Other noninterest revenue
  Insurance premiums                                 49       55         (6)
  Net revenue from equity
   investment transactions                           26       29         (3)
  Other                                              27       33         (6)
Total other noninterest
 revenue                                            102      117        (15)
Total noninterest revenue                          $342     $505      $(163)

     Fiduciary and funds management revenue totaled $171 million for the first quarter, down $17 million, or 9 percent, from the same period last year. Decreased revenue was recorded by most business activities within this revenue category, primarily due to a decline in transaction volumes.

     Fees and commissions of $145 million decreased by $37 million, or 20 percent, from the first quarter of 1994. Corporate finance fees of $72 million decreased by $36 million from the same period last year, due to lower revenue from securities underwriting and loan syndication fees. These results were partially offset by higher revenue from merger and acquisition and financial advisory activities.

     The Corporation's securities available for sale gains were $2 million, compared with $4 million in the prior year's first quarter.

     Other noninterest revenue totaled $102 million, down $15 million, or 13 percent, from the prior year's quarter. This decrease was due to a decline in the category of equity in income of unconsolidated subsidiaries, lower insurance premium revenue as well as lower net gains from sales of equity investments and other assets. These factors were partially offset by a lower level of losses from the revaluation of non-trading foreign currency investments.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

     The Corporation recorded $21 million of net charge-offs and a $14 million provision for credit losses in the first quarter of 1995. In the prior year's first quarter, $21 million of net recoveries was recognized and no provision for credit losses was required. Nonrefinancing country net charge-offs for the current quarter were $28 million, which included $20 million of loans to highly leveraged borrowers and $8 million of real estate loans, compared with $2 million of nonrefinancing country net recoveries in the prior year's first quarter. Leveraged derivative transaction charge-offs for the quarter were immaterial. Refinancing country recoveries for the first quarter of 1995 were $7 million, compared with $19 million of recoveries in last year's first quarter.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                                        Three Months Ended
                                                              March 31,
Allowance for credit losses                            1995        1994

Balance, beginning of period                         $1,252      $1,324
Net charge-offs
  Charge-offs                                            34          21
  Recoveries                                             13          42
Total net charge-offs (recoveries)*                      21         (21)
Provision for credit losses                              14           -
Balance, end of period                               $1,245      $1,345

*Components:
   Secured by real estate                               $ 6        $ (2)
   Real estate related                                    2           -
   Highly leveraged                                      20          (9)
   Other                                                  -           9
   Refinancing country                                   (7)        (19)
Total                                                   $21        $(21)

     The allowance for credit losses, at $1.245 billion at March 31, 1995, was down $7 million from its level at December 31, 1994. The allowance was equal to 127 percent and 126 percent of total cash basis loans at March 31, 1995 and December 31, 1994, respectively. The allowance for credit losses is available for credit losses in the entire portfolio, which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Therefore, the Corporation believes that the allowance must be viewed in its entirety.

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's portfolio.

     On January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118,"Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS 114 requires the creation of a valuation allowance for impaired loans. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms.

     At March 31, 1995, the recorded investment in loans that was considered to be impaired under SFAS 114 was $1.079 billion which consisted of total cash basis loans and renegotiated loans. Included in this amount was $632 million of impaired loans for which the related valuation allowance was $111 million.


EXPENSES

     In response to the lower revenue and reduced market activity in certain businesses, management has implemented a wide range of expense reduction programs. These programs were designed to reduce overall operating expenses (principally, noninterest expenses before bonus and policyholder benefits) by approximately $200 million in 1995. Management anticipates that these actions will result in savings of approximately $275 million in 1996.

     In order to accomplish these expense reductions, it is anticipated that total staff will be reduced by approximately 1,400, comprised of 1,000 regular staff and 400 temporary employees. In order to provide for appropriate cost of severance, the Corporation has recorded a provision for severance-related costs of $50 million, pre-tax, in the first quarter. As of the end of the first quarter, approximately half of the planned staff reductions had been achieved. The plan will be implemented fully in 1995.

     Total noninterest expenses of $734 million increased by $93 million, or 15 percent, from the first quarter of 1994. Excluding the provision for severance-related costs of $50 million, noninterest expenses were $684 million, an increase of $43 million, or 7 percent, from last year's first quarter. Incentive compensation and employee benefits expense decreased $29 million, or 18 percent, due primarily to lower bonus expense reflecting the reduced earnings. Salaries expense increased $31 million, or 18 percent, from the first quarter of 1994. The average number of employees increased by 5 percent versus the same period, to 14,369, whereas the number of employees at March 31, 1995 decreased by 3 percent, to 14,144 from December 31, 1994 as a result of the initial effect of the expense reduction programs.

     All other expenses, excluding the provision for severance-related costs, totaled $343 million for the quarter, up $41 million, or 14 percent, from last year's first quarter. Increases in professional fees and agency personnel fees accounted for more than half of this increase.


INCOME TAXES

     Income tax benefit for the first quarter of 1995 amounted to $67 million, compared with income tax expense of $70 million for the first quarter of 1994. The effective tax rate was 30 percent for the current and prior year quarters.

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts are computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period. For the first quarter of 1995, common stock equivalents were excluded from the computation as the effect would have been anti-dilutive.

     For the first quarter of 1994, for both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price if it is higher than the average market price.

     At no time during the three month period ended March 31, 1995 and 1994 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):


                                                        Three Months Ended
                                                              March 31,
                                                       1995        1994

Net income (loss) applicable to common stock          $(165)       $159

Average number of common shares outstanding          78.346      80.313

Primary earnings (loss) per share
  Average number of common and common
   equivalent shares outstanding (1)                 78.346      83.665

Fully diluted earnings (loss) per share
  Average number of common and common
   equivalent shares outstanding -
   assuming full dilution (1)                        78.346      83.665

(1) Common stock equivalents are excluded from the March 31, 1995 computation as the effect would be anti-dilutive.

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                                CONDENSED AVERAGE BALANCE SHEETS
                                                            (in millions)

                                                  1st Qtr  4th Qtr Increase
                                                   1995     1994  (Decrease)
ASSETS
Interest-bearing deposits with banks           $  2,634 $  2,139     $  495
Federal funds sold                                2,396    1,497        899
Securities purchased under resale
 agreements                                      18,596   14,380      4,216
Securities borrowed                               7,658    6,494      1,164
Trading assets                                   28,368   33,106     (4,738)
Securities available for sale
  Taxable                                         4,929    5,240       (311)
  Exempt from federal income taxes                1,964    2,238       (274)
    Total securities available for sale           6,893    7,478       (585)
Loans                                            11,683   12,548       (865)
    Total interest-earning assets                78,228   77,642        586
Cash and due from banks                           1,629    1,835       (206)
Noninterest-earning trading assets               17,520   19,778     (2,258)
All other assets                                  8,415    8,081        334
Allowance for credit losses                      (1,253)  (1,327)        74
    Total                                      $104,539 $106,009    $(1,470)

LIABILITIES
Interest-bearing deposits
  In domestic offices                          $  5,764 $  5,584    $   180
  In foreign offices                             15,786   15,611        175
    Total interest-bearing deposits              21,550   21,195        355
Trading liabilities                              11,438    8,856      2,582
Securities sold under repurchase agreements      19,021   20,833     (1,812)
Other short-term borrowings                      17,166   18,327     (1,161)
Long-term debt                                    6,467    6,310        157
    Total interest-bearing liabilities           75,642   75,521        121
Noninterest-bearing deposits                      3,296    3,728       (432)
Noninterest-bearing trading liabilities          15,003   15,539       (536)
All other liabilities                             5,662    6,212       (550)
    Total liabilities                            99,603  101,000     (1,397)

PREFERRED STOCK OF SUBSIDIARY                       250      250          -

STOCKHOLDERS' EQUITY
Preferred stock                                     479      395         84
Common stockholders' equity                       4,207    4,364       (157)
    Total stockholders' equity                    4,686    4,759        (73)
    Total                                      $104,539 $106,009    $(1,470)

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

     The Corporation's average total assets for the first quarter of 1995, decreased $1.5 billion, or 1 percent, from the fourth quarter of 1994. Average interest-earning assets increased $586 million, and the proportion of interest-earning assets to total assets increased, from 73 percent to 75 percent. The increase in interest-earning assets was primarily due to increases in securities purchased under resale agreements (up $4.2 billion, or 29 percent) and securities borrowed (up $1.2 billion, or 18 percent), offset by a decrease in interest-earning trading assets (down $4.7 billion, or 14 percent). As a percentage of average total assets, interest-earning trading assets decreased from 31 percent to 27 percent in the first quarter of 1995, while loans decreased from 12 percent to 11 percent. Noninterest-earning trading assets decreased $2.3 billion during the first quarter of 1995.

     Average total liabilities decreased $1.4 billion, or 1 percent, from the fourth quarter of 1994. Interest-bearing liabilities increased $121 million from last year's fourth quarter. This increase was primarily attributable to higher levels of trading liabilities (up $2.6 billion, or 29 percent), offset by a decrease in securities sold under repurchase agreements (down $1.8 billion, or 9 percent) and other short-term borrowings (down $1.2 billion, or 6 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities decreased from 52 percent to 48 percent in the first quarter of 1995.

                  Trading Assets and Trading Liabilities

     The components of these accounts, which are carried at fair value, were as follows (in millions):


                                                   March 31, December 31,
                                                        1995        1994

TRADING ASSETS
U.S. government and agency securities                 $9,846     $10,974
Obligations of U.S. states and
 political subdivisions                                  322         179
Foreign government securities                          9,926       8,359
Corporate debt securities                              4,012       5,571
Equity securities                                      3,639       3,850
Bankers acceptances and certificates
 of deposit                                            1,685       1,316
Swaps, options and other
 derivative contracts (1)                             18,581      14,071
Other                                                  3,592       3,194
Total trading assets                                 $51,603     $47,514

TRADING LIABILITIES
Securities sold, not yet purchased
  U.S. government and agency securities              $ 6,521      $4,159
  Foreign government securities                        3,410       2,751
  Equity securities                                    2,230       2,298
  Other                                                  139         174
Swaps, options and other
 derivative contracts (1)                             17,083      11,567
Total trading liabilities                            $29,383     $20,949

(1)Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with FASB
  Interpretation No. 39.

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions):


                                                   March 31, December 31,
                                                       1995        1994

Fair value                                           $6,019      $7,475
Amortized cost                                        5,898       7,306
Excess of fair value over
 amortized cost (1)                                  $  121      $  169

(1) Components:
      Unrealized gains                                 $189       $ 270
      Unrealized losses                                 (68)       (101)
                                                       $121       $ 169


                              Long-term Debt

     During the first quarter of 1995, the Corporation obtained $1.007 billion of cash proceeds from the issuances of long-term debt and repaid $781 million of long-term debt. The larger of these debt issuances and redemptions were as follows (in millions):


                                                           Face Amount
                                                   Issuances Redemptions

Parent Company
Floating Rate Notes due March 2000                      $250
8 1/8% Subordinated Notes due April 2002                $150
5.25% Debentures due January 1995                                   $300
7 5/8% Convertible Capital Securities
 due June 2033 (1)                                                  $144

Bankers Trust Company
Redeemable Preference Securities due
 September 1996 to March 1997 (2)                       $489
6.9% Subordinated Notes due March 1995                              $100
Bank Notes due March 1995                                            $75

(1) This debt was converted to Preferred Stock, Series O during the first quarter of 1995. See Preferred Stock section for further details.

(2) At March 31, 1995, certain subsidiaries of Bankers Trust Company had outstanding ($1.1 billion) of mandatorily redeemable preference securities with maturities ranging from September 1996 to March 1997.

                         Preferred Stock Issuance

     On March 1, 1995, the Corporation's $100 million 6.90% Subordinated Notes matured and, in accordance with their original terms, the holders of this issue were required to purchase 4 million depositary shares, at $25 per share, each representing a one-fourth interest in a share of the Parent Company's 8.55% Cumulative Preferred Stock, Series I (Liquidation Preference - $100 per share) ("Series I").

     Dividends on the Series I are cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 1995, at a fixed rate of 8.55 percent of the liquidation preference per annum. Shares of the Series I are not redeemable prior to March 1, 1997, when they will become redeemable at the Parent Company's option at $100 per share, plus an amount equal to accrued and unpaid dividends. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

     Also, on March 1, 1995, the Corporation reset the interest rate on its $150 million 7 5/8% Convertible Capital Securities giving the holders the right to convert the debt securities into depositary shares, at $25 per share, each representing a one-tenth interest in a share of the Parent Company's 7 5/8% Cumulative Preferred Stock, Series O (Liquidation Preference - $250 per share) ("Series O"). Approximately 5.8 million depositary receipts were issued each evidencing a depositary share representing a one-tenth interest in a share of the Corporation's Series O.

     Dividends on the Series O are cumulative and payable quarterly on each March 1, June 1, September 1 and December 1, commencing with the date succeeding original issuance. Shares of the Series O are redeemable at the Parent Company's option at $300 per share on or before June 1, 1998 and thereafter at $250 per share, plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

     As a result of the above, the preferred stock component of total stockholders' equity increased by approximately $244 million during the first quarter of 1995.

TRADING DERIVATIVES

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivatives:

                                           At March 31,        Average During
                                                1995            1st Qtr.1995
                                                 (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                        $17,037  $(16,745)  $14,706 $(11,863)
Interest Rate Contracts
  Forwards                                 105      (128)       67      (84)
  Options purchased                      1,038               1,143
  Options written                                 (1,854)            (1,905)
Foreign Exchange Rate Contracts
  Spot and Forwards                     23,399   (22,003)    8,397   (8,373)
  Options purchased                      1,839               1,545
  Options written                                 (1,599)            (1,429)
Equity-related contracts                 1,352    (1,293)    1,255   (1,557)
Commodity-related and other contracts      643      (461)      750     (580)

Exchange-Traded Options
Interest Rate                              126       (54)      154      (96)
Foreign Exchange                             -         -         1      (44)
Equity                                     136       (45)       88      (37)
Commodity                                    6        (1)        2        -
Total Gross Fair Values                 45,681   (44,183)   28,108  (25,968)
Impact of Netting Agreements           (27,100)   27,100   (14,422)  14,422

                                         $18,581(1)        $13,686

                                                  $(17,083)(1)     $(11,546)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                           At December 31,       Average During
                                                1994            4th Qtr. 1994
                                                 (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                        $15,055  $(11,388)  $15,087 $(12,042)
Interest Rate Contracts
  Forwards                                  91      (127)       77      (96)
  Options purchased                      1,211               1,363
  Options written                                 (2,330)            (2,109)
Foreign Exchange Rate Contracts
  Spot and Forwards                      8,127    (7,988)   12,133  (12,150)
  Options purchased                      1,504               1,378
  Options written                                 (1,522)            (1,280)
Equity-related contracts                 1,005    (1,316)    1,660   (1,778)
Commodity-related and other contracts      578      (451)      479     (411)

Exchange-Traded Options
Interest Rate                              191      (113)      105      (80)
Foreign Exchange                             -       (62)       19      (54)
Equity                                      82       (43)       90      (63)
Commodity                                    -         -         -        -
Total Gross Fair Values                 27,844   (25,340)   32,391  (30,063)
Impact of Netting Agreements           (13,773)   13,773   (17,843)  17,843

                                       $14,071 (1)         $14,548

                                                  $(11,567) (1)    $(12,220)

(1) As reflected on the balance sheet in "Trading Assets and Trading
Liabilities.


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

     At March 31, 1995, total net end-user derivative unrealized losses were $234 million, compared to $330 million of total net end-user derivative unrealized losses at December 31, 1994. The $96 million improvement during the first quarter of 1995 was due to decreases in interest rates.

     The following tables provide the gross unrealized gains and losses for end-user derivatives. Gross unrealized gains and losses for hedges of securities available for sale are recognized in the financial statements with the offset as an adjustment to securities valuation allowance in stockholders' equity. Gross unrealized gains and losses for hedges of other assets, interest-bearing deposits, other short-term borrowings, long-term debt and net investments in foreign subsidiaries are not yet recognized in the financial statements.


                                            Other           Net invest-
                                            short-           ments in
               Securities        Interest-   term     Long-   foreign
(in millions)   available  Other   bearing  borrow-   term     subsi-
March 31, 1995  for sale   assets deposits  ings      debt    diaries   Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain  $  -     $-    $  34      $ 1    $  95      $-    $ 130
   Unrealized (Loss)   -      -      (94)      (9)    (112)      -     (215)
  Pay Variable Net     -      -      (60)      (8)     (17)      -      (85)
  Pay Fixed
   Unrealized Gain     9      -       64        1       11       -       85
   Unrealized (Loss) (36)     -      (42)       -      (35)      -     (113)
  Pay Fixed Net      (27)     -       22        1      (24)      -      (28)
  Total Unrealized
   Gain                9      -       98        2      106       -      215
  Total Unrealized
   (Loss)            (36)     -     (136)      (9)    (147)      -     (328)
  Total Net         $(27)    $-    $ (38)     $(7)  $  (41)     $-    $(113)

Forward Rate Agreements
  Unrealized Gain     $-     $-      $ 5       $-       $-      $-     $  5
  Unrealized (Loss)    -      -       (6)       -        -       -       (6)
  Net                 $-     $-      $(1)      $-       $-      $-      $(1)

Currency Swaps
  Unrealized Gain     $-     $-     $ 17       $-     $  5    $  1     $ 23
  Unrealized (Loss)    -      -      (17)       -      (52)    (22)     (91)
  Net                 $-     $-     $  -       $-     $(47)   $(21)    $(68)

Other Contracts (1)
  Unrealized Gain     $-   $  -       $-       $-       $-      $-     $  -
  Unrealized (Loss)    -    (52)       -        -        -       -      (52)
  Net                 $-   $(52)      $-       $-       $-      $-     $(52)

Total Unrealized
 Gain               $  9   $  -    $ 120      $ 2    $ 111    $  1    $ 243
Total Unrealized
 (Loss)              (36)   (52)    (159)      (9)    (199)   (22)     (477)
Total Net           $(27)  $(52)   $ (39)     $(7)  $  (88)  $(21)    $(234)

(1) Other contracts are principally equity swaps and collars.


                                              Other        Net invest-
                                             short-         ments in
                Securities       Interest-     term   Long-  foreign
(in millions)    available  Other  bearing   borrow-   term   subsi-
December 31, 1994 for sale assets deposits     ings    debt  diaries    Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain  $  -     $-    $  17      $ 4    $  62      $-    $  83
   Unrealized (Loss)  (1)     -     (191)      (4)   (200)       -     (396)
  Pay Variable Net    (1)     -     (174)       -    (138)       -     (313)
  Pay Fixed
   Unrealized Gain    48      -      105        -       28       -      181
   Unrealized (Loss) (19)     -      (31)       -     (15)       -      (65)
  Pay Fixed Net       29      -       74        -       13       -      116
  Total Unrealized
   Gain               48      -      122        4       90       -      264
  Total Unrealized
   (Loss)            (20)     -     (222)      (4)   (215)       -     (461)
  Total Net         $ 28     $-    $(100)     $ -   $(125)      $-    $(197)

Forward Rate Agreements
  Unrealized Gain     $-     $-      $ 4       $-       $-      $-      $ 4
  Unrealized (Loss)    -      -       (5)       -        -       -       (5)
  Net                 $-     $-      $(1)      $-       $-      $-      $(1)

Currency Swaps
  Unrealized Gain     $-     $-      $ 9      $ -     $  4    $  -     $ 13
  Unrealized (Loss)    -      -       (2)      (1)    (74)     (22)     (99)
  Net                 $-     $-      $ 7      $(1)   $(70)    $(22)    $(86)

Other Contracts (1)
  Unrealized Gain     $5   $  2       $-       $-       $-      $-     $  7
  Unrealized (Loss)    -    (53)       -        -        -       -      (53)
  Net                 $5   $(51)      $-       $-       $-      $-     $(46)

Total Unrealized
 Gain               $ 53   $  2    $ 135      $ 4    $  94    $  -     $288
Total Unrealized
 (Loss)              (20)   (53)    (229)      (5)   (289)     (22)    (618)
Total Net           $ 33   $(51)   $ (94)     $(1)  $(195)    $(22)   $(330)

(1) Other contracts are principally equity swaps and collars.

     For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and weighted average pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):

At March 31, 1995
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1995            $12,207    6.22%    6.21%  $3,214    5.77%    6.44% $15,421

1996-1997        10,308    6.44     5.97    3,865     5.72    6.33   14,173

1998-1999         2,409    6.27     6.00      868     4.59    5.37    3,277

2000 and
thereafter        4,357    6.99     6.27    1,423     6.48    8.32    5,780
Total           $29,281                    $9,370                   $38,651


All rates were those in effect at March 31, 1995. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.


At December 31, 1994
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1995            $11,211    5.88%    6.09%  $2,908    5.90%    6.00% $14,119

1996-1997         7,830    6.03     5.77    3,219     5.92    5.78   11,049

1998-1999         2,444    5.81     5.83      993     5.34    5.38    3,437

2000 and
thereafter        4,113    6.79     5.72    1,730     5.83    8.13    5,843
Total           $25,598                    $8,850                   $34,448

All rates were those in effect at December 31, 1994. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

The December 31, 1994 table corrects a typographical error which transposed the rates shown under the respective headings "Receive Rate" and "Pay Rate" that appeared on page 73 of the 1994 10-K.


REGULATORY CAPITAL

     The Federal Reserve Board's capital adequacy guidelines mandate that minimum ratios ("FRB Minimum Regulatory Guidelines") be maintained by bank holding companies and banks. The Corporation's 1994 Annual Report on Form 10-K, on page 31, provides a detailed discussion of both these regulatory capital guidelines and the federal bank regulations regarding capital tiers under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for the Corporation's bank subsidiaries.

     Based on their respective regulatory capital ratios at March 31, 1995, both Bankers Trust Company ("BTCo.") and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     All three regulatory capital ratios, at both March 31, 1995 and December 31, 1994, excluded any benefit from the adoption of SFAS 115.

     The table below indicates the regulatory capital ratios of the Corporation and BTCo. and the minimum regulatory guidelines.

                                                                        FRB
                                                                    Minimum
                                           March 31, December 31, Regulatory
                                                1995         1994 Guidelines
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                               8.73%        9.05%       4.0%
  Total Capital                               14.20%       14.77%       8.0%
Leverage Ratio                                 5.18%        5.26%       3.0%

BTCo.
Risk-Based Ratios
  Tier 1 Capital                               9.33%        9.92%       4.0%
  Total Capital                               12.31%       12.90%       8.0%
Leverage Ratio                                 5.27%        5.91%       3.0%


     The following were the essential components of the Corporation's risk-based capital ratios (in millions):

                                                   March 31,December 31,
                                                        1995        1994

Tier 1 Capital                                        $4,357      $4,372
Tier 2 Capital                                         2,733       2,760
Total Capital                                         $7,090      $7,132

Total risk-weighted assets                           $49,915     $48,285

     During the first quarter of 1995, each of the Corporation's three regulatory capital ratios declined. The Tier 1 Capital and Total Capital ratios declined by 32 basis points and 57 basis points, respectively, primarily as a result of the increase in total risk-weighted assets as well as a slight decline in capital. The Leverage Ratio decreased by 8 basis points as a result of the increase in quarterly average total assets as well as a slight decline in capital. The $15 million decrease in Tier 1 Capital was primarily attributable to the decrease in retained earnings due mostly to the net loss recorded in the current quarter offset by the issuance of Series I and Series O Preferred Stock. The Corporation's total risk-weighted assets at March 31, 1995 were $1.630 billion higher than at year-end 1994.

LIQUIDITY

     Liquidity management at the Corporation focuses on both asset liquidity and liability management. Enhancing asset liquidity remains a particularly important element of our liquidity management philosophy. At the same time, management is continually seeking opportunities to further diversify the Corporation's funding sources.

     Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets and securities available for sale. At March 31, 1995, the Corporation's liquid assets amounted to $90.2 billion, or 83 percent of gross total assets, compared with 80 percent at December 31, 1994.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 5.

     Cash and due from banks decreased $382 million during the first quarter of 1995, as the net cash used in investing activities exceeded the sum of net cash provided by operating and financing activities. The $6.8 billion of net cash used in investing activities was largely the result of cash outflows from net changes in securities purchased under resale agreements ($8.3 billion) and securities borrowed ($1.4 billion). These factors were partially offset by cash inflows from sales, maturities and other redemptions of securities available for sale ($2.0 billion). The $4.9 billion of net cash provided by operating activities primarily resulted from a $3.9 billion net change in trading assets and liabilities as well as a $1.3 billion net change in receivables and payables from securities transactions. Within the financing activities category, cash inflows from the net changes in securities sold under repurchase agreements ($3.0 billion), as well as from the issuance of long-term debt ($1.0 billion) were offset in part by cash outflows from the net changes in other short-term borrowings ($1.7 billion) and repayments of long-term debt ($781 million).

     For the quarter ended March 31, 1994, cash and due from banks increased $25 million, as the sum of net cash used in investing and financing activities exceeded the net cash provided by operating activities. Within the investing activities category, cash outflows from a net increase in securities purchased under resale agreements ($4.6 billion) and purchases of securities available for sale ($1.1 billion) were offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($1.9 billion) and a net decrease in loans ($1.5 billion). The $2.2 billion of net cash used in financing activities resulted from net decreases of $2.9 billion in deposits and $1.4 billion in other short-term borrowings, partially offset by a $2.0 billion net increase in securities sold under repurchase agreements. The $5.1 billion of net cash provided by operating activities primarily resulted from a $6.5 billion net increase in trading assets and liabilities, offset in part by cash outflows from a $1.7 billion net change in receivables and payables from securities transactions.


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at March 31, 1995 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval                                         Non-
                                                         interest-
                               Within    1 - 5      After   bearing
(in billions) March 31, 1995   1 year     years  5 years      funds    Total

Assets                        $ 73.2     $ 2.5     $ 2.1    $ 29.6  $ 107.4
Liabilities, preferred stock
 of subsidiary and preferred
 stock                         (67.6)     (4.7)     (2.1)    (29.0)  (103.4)
Common stockholders' equity        -         -         -      (4.0)    (4.0)
Effect of off-balance sheet
 hedging instruments            (6.2)      5.9        .3         -        -
Interest rate sensitivity gap  $ (.6)    $ 3.7      $ .3    $ (3.4) $     -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                   March 31,December 31,
                                                       1995        1994
CASH BASIS LOANS (NONREFINANCING COUNTRY)
  Domestic
    Commercial and industrial                          $299        $316
    Secured by real estate                              324         277
    Financial institutions                                -          25
Total domestic                                          623         618
  International
    Commercial and industrial                           236         247
    Secured by real estate                               79          79
    Financial institutions                               36          48
    Other                                                 3           2
Total international                                     354         376
Total cash basis loans (nonrefinancing country)         977         994

CASH BASIS LOANS (REFINANCING COUNTRY)
  International                                           -           2
Total cash basis loans                                 $977        $996

Ratio of cash basis loans to total loans                8.3%        8.0%

Ratio of allowance for credit losses to cash
 basis loans                                            127%        126%

RENEGOTIATED LOANS
Secured by real estate                                 $ 90         $65
Other nonrefinancing country                             12           1
Total renegotiated loans                               $102         $66

OTHER REAL ESTATE                                      $265        $301

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                      $64         $61
Nonperforming derivative contracts                        2           2
Total other nonperforming assets                        $66         $63

Loans 90 days or more past due and still
 accruing interest                                       $-          $-

     An analysis of the changes in the Corporation's total cash basis loans during the first quarter of 1995 follows (in millions).

Balance, December 31, 1994                                         $996
Net transfers to cash basis loans                                    68
Net paydowns                                                        (70)
Charge-offs                                                         (34)
Transfers from other real estate                                     35
Other                                                               (18)
Balance, March 31, 1995                                            $977

     The Corporation's total cash basis loans amounted to $977 million at March 31, 1995, down $19 million, or 2 percent, from December 31, 1994.

     Commercial and industrial loans to highly leveraged borrowers decreased $39 million, to $111 million during the first quarter of 1995. Also within cash basis loans were loans secured by real estate of $403 million and $356 million at March 31, 1995 and December 31, 1994, respectively.

     Other real estate decreased by $36 million during the current quarter primarily as a result of the adoption of SFAS 114 which required the transfer of in-substance foreclosed properties, where the Corporation had not taken possession of the collateral, to cash basis loans.

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

                                                          Three Months Ended
                                                               March 31,
(in millions)                                           1995        1994
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                        $14         $11
  Less, interest, net of reversals, recognized
   in interest revenue                                     1           1
Reduction of interest revenue                             13          10
International Loans
  Gross amount of interest that would have
   been recorded at original rate                          6           5
  Less, interest, net of reversals, recognized
   in interest revenue                                     -           3
Reduction of interest revenue                              6           2
Total reduction of interest revenue                      $19         $12

HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow are generally based on the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1994 Annual Report on Form 10-K, on page 39, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                      March 31,  December 31,
(in millions)                                           1995        1994
Loans
  Senior debt                                           $690      $  959
  Subordinated debt                                       70         101
Total loans                                             $760      $1,060

Unfunded commitments
  Commitments to lend                                   $317        $311
  Letters of credit                                      252         198
Total unfunded commitments                              $569        $509

Equity investments                                      $619        $413

Commitments to invest                                   $308        $313

     The Corporation's outstanding loans were to 73 separate borrowers in 33 separate industry groups at March 31, 1995, compared to 76 separate borrowers in 30 separate industry groups at December 31, 1994. The industrial machinery group, at 27 percent, was the only industry concentration which exceeded 10 percent of total HLT loans outstanding at March 31, 1995.

     In addition to the amounts shown in the table above, at March 31, 1995, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $261 million (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first quarter of 1995, the Corporation originated $450 million of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at March 31, 1995 was less than $11 million. However, at March 31, 1995, the

Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 5 separate highly leveraged borrowers.

     At March 31, 1995, $111 million of the HLT loan portfolio was on a cash basis. In addition, $10 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $20 million of HLT loans were recorded in the first quarter of 1995. In addition, the Corporation recorded a net gain of $21 million in connection with the sales of its equity investments in highly leveraged companies during the first quarter of 1995.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $18 million during the first quarter of 1995 and that as of March 31, 1995, approximately $13 million of fees were deferred and will be recognized as future revenue.

RECENT DEVELOPMENTS

     At the Corporation's annual meeting of shareholders on April 18, 1995, it was announced that, barring unforeseen events, the Corporation expected to return to operating profitability during the second quarter of 1995 and that management intended to recommend to the Board of Directors of the Corporation the maintenance of the current dividend for the second quarter. It was also noted that the amount of any profits will depend on future activity in the quarter and will be reported in the normal course of business after the end of the quarter. Dividends are considered by the Board on a quarterly basis.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Stockholders was held on April 18, 1995.

  (b) Each of the persons named in the Proxy Statement as a nominee for Directors was elected.

  (c) The following are the voting results on each of the matters which were submitted to the stockholders:

                                                Against
                                                    or                Broker
                                         For     Withheld  Abstain Non-Votes

Election of Directors
George B. Beitzel                  69,959,163 1,109,710
Phillip A. Griffiths               69,948,303 1,120,570
William R. Howell                  69,961,604 1,107,269
Jon M. Huntsman                    69,961,401 1,107,472
Vernon E. Jordan, Jr.              69,908,681 1,160,192
Hamish Maxwell                     69,941,752 1,127,121
Donald F. McCullough               69,958,526 1,110,347
N. J. Nicholas Jr.                 69,959,011 1,109,862
Russell E. Palmer                  69,965,659 1,103,214
Charles S. Sanford, Jr.            69,882,579 1,186,294
Eugene B. Shanks, Jr.              69,897,585 1,171,288
Patricia C. Stewart                69,941,289 1,127,584
George J. Vojta                    69,943,991 1,124,882

Resolutions
. To ratify the appointment of
  Ernst & Young LLP as indepen-
  dent auditor for 1995.           70,671,789    146,961   250,123

. To prescribe certain methods
  for conducting the activities
  of the Corporation's political
  action committee.                 1,902,047 59,461,063 3,519,898  6,185,865

. To provide for cumulative
  voting in the election of
  directors.                       12,253,423 52,028,712   600,874  6,185,864

. To report the Corporation's
  structural adjustment programs
  being undertaken in less
  developed countries and analyze
  the programs' impact on the
  Corporation's loans to those
  countries.                        1,020,632 61,755,916 2,106,310  6,186,015

     The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated March 13, 1995 previously filed with the Commission and incorporated herein by reference.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

          (99) Additional Exhibits

                 Proxy Statement dated March 13, 1995 - Notice of Annual Meeting of Bankers Trust New York Corporation on
                 April 18, 1995 - Previously filed with the Commission.

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed two reports on Form 8-K during the quarter ended March 31, 1995.

         - The report dated January 19, 1995 filed the Corporation's Press Release dated January 19, 1995, which announced earnings for the quarter and year ended December 31, 1994 and the Corporation and its subsidiaries, Bankers Trust Company and BT Securities Corporation, filed a Memorandum of Understanding with the New York State Banking Department.

         - The report dated March 24, 1995 filed an underwriting agreement covering the issuance and sale of $150,000,000 aggregate principal amount of 8-1/8% Subordinated Notes due 2002 and various other exhibits related to the issuance.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1995.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: GEOFFREY M. FLETCHER
                                       Geoffrey M. Fletcher
                                       Senior Vice President and
                                       Principal Accounting Officer

                    BANKERS TRUST NEW YORK CORPORATION
                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1995

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

(27) Financial Data Schedule
























[FN]
(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust New York Corporation or its subsidiaries.