Form 10-Q
period 1995-06-30
BANKERS TRUST NEW YORK CORP
filed 1995-08-14
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1995
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1995: Common Stock, $1 par value, 78,383,895 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                          June 30, 1995 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended June 30, 1995 and 1994               2
              Six Months Ended June 30, 1995 and 1994                 3

            Consolidated Balance Sheet
              At June 30, 1995 and December 31, 1994                  4

            Consolidated Statement of Changes in Stockholders'
             Equity
              Six Months Ended June 30, 1995 and 1994                 5

            Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1995 and 1994                 6

            Consolidated Schedule of Net Interest Revenue
              Three Months and Six Months Ended
               June 30, 1995 and 1994                                 7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1995 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1994 Annual Report as supplemented by the first quarter 1995 Form 10-Q.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                           35

SIGNATURE                                                            36

PART I. FINANCIAL INFORMATION

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                   Increase
THREE MONTHS ENDED JUNE 30,                        1995     1994  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $1,520   $1,255      $ 265
  Interest expense                                1,298      946        352
Net interest revenue                                222      309        (87)
Provision for credit losses                           -        -          -
Net interest revenue after provision
 for credit losses                                  222      309        (87)
NONINTEREST REVENUE
  Trading                                            79      124        (45)
  Fiduciary and funds management                    166      187        (21)
  Fees and commissions                              211      195         16
  Securities available for sale gains                17       19         (2)
  Other                                             114      112          2
Total noninterest revenue                           587      637        (50)
NONINTEREST EXPENSES
  Salaries                                          194      189          5
  Incentive compensation and employee benefits      135      202        (67)
  Occupancy, net                                     38       38          -
  Furniture and equipment                            40       37          3
  Other                                             271      222         49
Total noninterest expenses                          678      688        (10)
Income before income taxes                          131      258       (127)
Income taxes                                         40       77        (37)

NET INCOME                                       $   91   $  181      $ (90)

NET INCOME APPLICABLE TO COMMON STOCK            $   79   $  172      $ (93)

EARNINGS PER COMMON SHARE:
  PRIMARY                                          $.98    $2.09     $(1.11)

  FULLY DILUTED                                    $.98    $2.09     $(1.11)

Cash dividends declared per common share          $1.00     $.90       $.10

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                   Increase
SIX MONTHS ENDED JUNE 30,                          1995     1994  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $2,873   $2,466      $ 407
  Interest expense                                2,469    1,787        682
Net interest revenue                                404      679       (275)
Provision for credit losses                          14        -         14
Net interest revenue after provision
 for credit losses                                  390      679       (289)
NONINTEREST REVENUE
  Trading                                             1      138       (137)
  Fiduciary and funds management                    337      375        (38)
  Fees and commissions                              356      377        (21)
  Securities available for sale gains                19       23         (4)
  Other                                             216      229        (13)
Total noninterest revenue                           929    1,142       (213)
NONINTEREST EXPENSES
  Salaries                                          402      366         36
  Incentive compensation and employee benefits      268      364        (96)
  Occupancy, net                                     79       75          4
  Furniture and equipment                            82       76          6
  Provision for severance-related costs              50        -         50
  Other                                             531      448         83
Total noninterest expenses                        1,412    1,329         83
Income (loss) before income taxes                   (93)     492       (585)
Income taxes                                        (27)     147       (174)

NET INCOME (LOSS)                                $  (66)  $  345      $(411)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK     $  (86)  $  331      $(417)

EARNINGS (LOSS) PER COMMON SHARE:
  PRIMARY                                        $(1.10)   $3.99     $(5.09)

  FULLY DILUTED                                  $(1.10)   $3.99     $(5.09)

Cash dividends declared per common share          $2.00    $1.80       $.20

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)
                                (unaudited)

                                                    June 30,December 31,
                                                       1995        1994
ASSETS
Cash and due from banks                            $  1,739     $ 1,985
Interest-bearing deposits with banks                  1,357       3,390
Federal funds sold                                      238       2,544
Securities purchased under resale agreements         17,629       9,943
Securities borrowed                                   6,929       6,197
Trading assets                                       50,565      47,514
Securities available for sale                         6,479       7,475
Loans                                                11,537      12,501
Allowance for credit losses                          (1,243)     (1,252)
Premises and equipment, net                             931         915
Due from customers on acceptances                       370         378
Accounts receivable and accrued interest              2,697       2,356
Other assets                                          3,709       3,070
Total                                              $102,937     $97,016

LIABILITIES
Deposits
  Noninterest-bearing
    In domestic offices                            $  2,465     $ 3,285
    In foreign offices                                  527         541
  Interest-bearing
    In domestic offices                               5,170       5,769
    In foreign offices                               14,443      15,344
Total deposits                                       22,605      24,939
Trading liabilities                                  28,404      20,949
Securities sold under repurchase agreements          18,933      15,617
Other short-term borrowings                          14,010      18,222
Acceptances outstanding                                 370         378
Accounts payable and accrued expenses                 3,615       3,174
Other liabilities                                     2,347       2,328
Long-term debt                                        7,514       6,455
Total liabilities                                    97,798      92,062

PREFERRED STOCK OF SUBSIDIARY                           250         250

STOCKHOLDERS' EQUITY
Preferred stock                                         863         395
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84          84
Capital surplus                                       1,300       1,317
Retained earnings                                     3,240       3,494
Common stock in treasury, at cost: 1995, 5,327,632 shares;
 1994, 5,609,707 shares                                (391)       (416)
Other                                                  (207)       (170)
Total stockholders' equity                            4,889       4,704
Total                                              $102,937     $97,016

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                              1995        1994
PREFERRED STOCK
Balance, January 1                                   $  395      $  250
Preferred stock issued                                  468         200
Balance, June 30                                        863         450
COMMON STOCK
Balance, January 1 and June 30                           84          84
CAPITAL SURPLUS
Balance, January  1                                   1,317       1,321
Preferred stock issuance and conversion costs           (16)         (4)
Common stock distributed under employee
 benefit plans                                           (1)          2
Balance, June 30                                      1,300       1,319
RETAINED EARNINGS
Balance, January 1                                    3,494       3,226
Net income (loss)                                       (66)        345
Cash dividends declared
  Preferred stock                                       (18)        (13)
  Common stock                                         (157)       (143)
Treasury stock distributed under employee benefit plans (13)        (11)
Balance, June 30                                      3,240       3,404
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (416)       (233)
Purchases of stock                                      (13)       (156)
Restricted stock granted, net                             4           6
Treasury stock distributed under employee benefit plans  34          25
Balance, June 30                                       (391)       (358)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                      160         143
Deferred stock awards granted, net                       31          35
Deferred stock distributed                              (16)          -
Balance, June 30                                        175         178
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                      (63)        (47)
Deferred stock awards granted, net                      (22)        (36)
Restricted stock granted, net                            (2)         (5)
Amortization of deferred compensation, net               19          31
Balance, June 30                                        (68)        (57)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (336)       (319)
Translation adjustments                                  13         (46)
Income taxes applicable to translation adjustments      (24)         42
Balance, June 30                                       (347)       (323)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                       69         109
Change in unrealized net gains, after applicable
 income taxes and minority interest                     (36)        (13)
Balance, June 30                                         33          96

TOTAL STOCKHOLDERS' EQUITY, JUNE 30                  $4,889      $4,793

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                              1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $ (66)    $   345
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Provision for credit losses                            14           -
  Provision for severance-related costs                  50           -
  Provision for policyholder benefits                   127         107
  Deferred income taxes                                 (33)        (74)
  Depreciation and amortization of premises
   and equipment                                         67          60
  Other, net                                            (45)        (69)
    Earnings adjusted for noncash charges and credits   114         369
Net change in:
  Trading assets                                     (3,874)     (5,615)
  Trading liabilities                                 7,914      15,577
  Receivables and payables from securities
   transactions                                         126        (330)
  Other operating assets and liabilities, net          (759)        401
Securities available for sale gains                     (19)        (23)
Net cash provided by operating activities             3,502      10,379
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                1,903          32
  Federal funds sold                                  2,306      (1,212)
  Securities purchased under resale agreements       (7,616)     (2,683)
  Securities borrowed                                  (732)     (2,459)
  Loans                                                 960       1,892
Securities available for sale:
  Purchases                                          (1,621)     (3,352)
  Maturities and other redemptions                    1,687       1,723
  Sales                                               1,163       1,307
Acquisitions of premises and equipment                  (73)       (100)
Other, net                                              (64)          4
Net cash used in investing activities                (2,087)     (4,848)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                           (2,135)     (2,821)
  Securities sold under repurchase agreements         3,240      (2,378)
  Other short-term borrowings                        (3,990)        670
Issuances of long-term debt                           2,196         916
Repayments of long-term debt                         (1,000)       (958)
Issuances of preferred stock                            221         196
Purchases of treasury stock                             (13)       (156)
Cash dividends paid                                    (174)       (157)
Other, net                                               11          17
Net cash used in financing activities                (1,644)     (4,671)
Net effect of exchange rate changes on cash             (17)         52
NET INCREASE (DECREASE)IN CASH AND DUE FROM BANKS      (246)        912
Cash and due from banks, beginning of year            1,985       1,750
Cash and due from banks, end of period               $1,739    $  2,662

Interest paid                                        $2,310      $1,756

Income taxes paid, net                                 $182        $156

Noncash investing activities                            $41        $120

Noncash financing activities:
 Conversion of debt to preferred stock                 $243          $-
 Other                                                    -           6
Total noncash financing activities                     $243          $6

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                          Three Months Ended  Six Months Ended
                                                June 30,             June 30,
                                           1995      1994      1995     1994
INTEREST REVENUE
Interest-bearing deposits with banks     $   60    $   24    $  109   $   58
Federal funds sold                           21         4        56        6
Securities purchased under resale agreements 284      108       495      204
Securities borrowed                         125        43       233       73
Trading assets                              714       761     1,330    1,521
Securities available for sale
  Taxable                                    81        64       170      125
  Exempt from federal income taxes           15        22        31       43
Loans                                       220       229       449      436
Total interest revenue                    1,520     1,255     2,873    2,466
INTEREST EXPENSE
Deposits
  In domestic offices                        98        62       191      107
  In foreign offices                        237       149       478      302
Trading liabilities                         237       237       450      433
Securities sold under repurchase agreements 310       234       546      448
Other short-term borrowings                 307       204       605      378
Long-term debt                              109        60       199      119
Total interest expense                    1,298       946     2,469    1,787
NET INTEREST REVENUE                     $  222    $  309    $  404   $  679

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $91 million for the quarter ended June 30, 1995, or $.98 primary earnings per share. In the second quarter of 1994, the Corporation earned $181 million, or $2.09 primary earnings per share.

     For the first six months of 1995, the Corporation recorded a loss of $31 million, or $.65 primary loss per share excluding an after-tax provision for severance-related costs of $35 million taken in connection with the Corporation's expense reduction programs. Net loss for the first six months, including the effect of this provision was $66 million, or $1.10 primary loss per share. For the six months ended June 30, 1994, net income was $345 million, or $3.99 primary earnings per share.


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

Business Functions Profitability
(in millions)

                             Quarter Ended           Six Months Ended
                               June 30,    Increase       June 30,   Increase
                           1995     1994 (Decrease)    1995    1994 (Decrease)

Client Finance             $ 48     $ 36     $ 12    $  62    $ 79    $ (17)
Client Advisory              19       23       (4)      39      53      (14)
Client Financial Risk
 Management                 (49)      50      (99)   (171)     164     (335)
Client Transaction Processing 25      26       (1)      33      58      (25)
Trading and Positioning      53       52        1       17       3       14
Unallocated                  (5)      (6)       1     (46)     (12)     (34)
Income (Loss)              $ 91     $181     $(90)  $ (66)    $345    $(411)


     Client Finance - Client Finance income was $48 million in the second quarter of 1995, up $12 million, or 33 percent, from last year's second quarter. This increase was primarily attributable to strong levels of loan syndication and private placement fees. Income for the first half of 1995 was $62 million, down from $79 million recorded in the comparable period in 1994.

     Client Advisory - Client Advisory income was $19 million in the current quarter, a decline of $4 million from the prior year's second quarter. This decline was primarily due to decreased revenue from merger and acquisition, financial advisory and funds management activities offset in part by higher revenue from the Corporation's Chilean insurance subsidiaries. Income for the first six months of 1995 was $39 million, down from $53 million recorded in 1994.

     Client Financial Risk Management - As a result of a successful reduction of loss making positions, principally in Latin American derivatives, the net loss in Client Financial Risk Management has been reduced by $73 million, to $49 million in the second quarter of 1995. Additionally, though comprised of low margin transactions, client derivatives volume remained steady during the second quarter. Income for the three and six months ended June 30, 1995 declined by $99 million and $335 million, respectively as compared to the same periods in 1994.

     Client Transaction Processing - Client Transaction Processing income was $25 million, down $1 million from the prior year's second quarter due to a decline in transaction volumes in fiduciary services. This was offset in part by a small gain on the sale of one of the Corporation's trust businesses. Client Transaction Processing revenue for the first half of 1995 declined $25 million from the first half of 1994.

     Trading and Positioning - Trading and Positioning income of $53 million during the current quarter was virtually unchanged from the prior year's second quarter. The results of the current quarter were a significant improvement over the weak first quarter as trading performance generally improved in the Latin American, Australian and Asian markets. Trading and Positioning income for the first six months of 1995 improved by $14 million over the comparable 1994 period.

     Unallocated - Included in the unallocated category for the first six months of 1995 was a $35 million after-tax provision for severance-related costs associated with the expense reduction programs.


REVENUE

     The table below shows net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                           Quarter Ended     Six Months Ended
                                             June 30,                 June 30,
                                          1995      1994      1995     1994
NET INTEREST REVENUE (in millions)
Book basis                                $222      $309      $404     $679
Tax equivalent adjustment                    9        21        24       42
Fully taxable basis                       $231      $330      $428     $721

AVERAGE BALANCES (in millions)
Interest-earning assets                $81,393   $74,107   $79,819  $77,553
Interest-bearing liabilities            77,674    71,197    76,664   74,547
Earning assets financed by
 noninterest-bearing funds             $ 3,719   $ 2,910   $ 3,155  $ 3,006

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets          7.53%     6.91%     7.32%    6.52%
Cost of interest-bearing liabilities      6.70      5.33      6.49     4.83
Interest rate spread                       .83      1.58       .83     1.69
Contribution of noninterest-bearing
 funds                                     .31       .21       .25      .18
Net interest margin                       1.14%     1.79%     1.08%    1.87%

     Net interest revenue for the second quarter of 1995 totaled $222 million, down $87 million, or 28 percent, from the second quarter of 1994. Of this decline, $64 million was from trading-related net interest revenue.

     Net interest revenue was $404 million for the first six months of 1995, down $275 million, or 41 percent, from the first half of 1994. Of this decline, $240 million was from trading-related net interest revenue.

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


                                                        Trading-
                                                          Related
                                                              Net
                                                 Trading Interest
(in millions)                                    Revenue  Revenue      Total
Quarter ended June 30, 1995
Interest rate risk                                 $ 10    $ 72       $  82
Foreign exchange risk                                 5       -           5
Equity and commodity risk                            64     (15)         49
Total                                              $ 79    $ 57       $ 136

Quarter ended June 30, 1994
Interest rate risk                                $ 197    $122        $319
Foreign exchange risk                              (111)      -        (111)
Equity and commodity risk                            38      (1)         37
Total                                             $ 124    $121        $245

Six months ended June 30, 1995
Interest rate risk                                 $(47)   $ 90        $ 43
Foreign exchange risk                               (38)      -         (38)
Equity and commodity risk                            86    (32)          54
Total                                              $  1    $ 58        $ 59

Six months ended June 30, 1994
Interest rate risk                                 $229    $307        $536
Foreign exchange risk                              (221)      -        (221)
Equity and commodity risk                           130     (9)         121
Total                                              $138    $298        $436

                Second Quarter 1995 vs. Second Quarter 1994

     Interest Rate Risk - The Firm's positions in interest rate instruments and related derivative products remained adversely affected by the general market downturn. Although volumes in these products remained relatively steady, activity during the second quarter of 1995 was comprised mainly of relatively low margin transactions. As a result, trading and trading-related net interest revenue declined by $237 million, compared to an exceptionally strong second quarter of 1994.

     Foreign Exchange Risk - Foreign exchange risk revenue was weak due to the continued volatility in foreign currency markets, however, the second quarter performance reflected an increase of $116 million compared to the same period in 1994. The variance was affected by a significant loss in 1994 related to Latin American markets.

     Equity and Commodity Risk - Total trading and trading-related net interest revenue increased $12 million compared to the second quarter in 1994. Improved performance in equity and equity derivatives spurred an increase in this category.

                    Six Months 1995 vs. Six Months 1994

     Interest Rate Risk - The Firm's positions in interest rate instruments were adversely affected by the general volatility in interest rates that occurred in the first half of 1995, coupled with liquidity problems affecting the Firm's derivatives products in the emerging markets of Latin America.

     Foreign Exchange Risk - Foreign exchange results improved significantly compared to a weak first half of 1994. The improvement was principally due to a rebound in the Firm's proprietary trading businesses, as well as the previously mentioned effect of the loss in 1994 related to Latin American markets.

     Equity Risk and Commodity Risk - Trading and trading-related net interest revenue declined by $67 million compared to the first half of 1994 primarily due to the overall downturn in derivative products in this category.

     Shown below is a comparison of the components of noninterest revenue (in millions).

                              Quarter Ended          Six Months Ended
                                June 30,  Increase     June 30,    Increase
                           1995     1994 (Decrease)   1995    1994(Decrease)
Trading                    $ 79     $124     $(45)    $  1    $138    $(137)
Fiduciary and funds
 management                 166      187      (21)     337     375      (38)
Fees and commissions
  Corporate finance fees    127      115       12      199     223      (24)
  Service charges on
   deposit accounts          17       22       (5)      36      44       (8)
  Acceptances and letters
   of credit commissions     11       10        1       21      21        -
  Other                      56       48        8      100      89       11
Total fees and commissions  211      195       16      356     377      (21)
Securities available for
 sale gains                  17       19       (2)      19      23       (4)
Other noninterest revenue
  Insurance premiums         63       41       22      112      96       16
  Net revenue from equity
   investment transactions   13       26      (13)      39      55      (16)
  Other                      38       45       (7)      65      78      (13)
Total other noninterest
 revenue                    114      112        2      216     229      (13)
Total noninterest revenue  $587     $637     $(50)    $929  $1,142    $(213)

                Second Quarter 1995 vs. Second Quarter 1994

     Fiduciary and funds management revenue totaled $166 million for the second quarter, down $21 million, or 11 percent, from the same period last year. The decrease in revenue was due primarily to a decline in transaction volumes in fiduciary services.

     Fees and commissions of $211 million increased by $16 million, or 8 percent, from the second quarter of 1994. Corporate finance fees of $127 million increased by $12 million, or 10 percent, from the same period last year. Higher revenue from loan syndication and private placement fees were partially offset by lower revenue from securities underwriting and financial advisory activities.

     The Corporation's securities available for sale gains were $17 million, compared with $19 million in the prior year's second quarter.

     Other noninterest revenue totaled $114 million, up $2 million, from the prior year's quarter. This increase was primarily a result of higher insurance premium revenue recorded in the Corporation's Chilean subsidiaries due to an increase in the number of annuity policies sold. This was partially offset by lower net gains from sales of equity investments.

                    Six Months 1995 vs. Six Months 1994

     Fiduciary and funds management revenue of $337 million decreased $38 million, or 10 percent, from the first six months of 1994. Decreased revenue was recorded by most business activities within this revenue category, primarily due to a decline in transaction volumes.

     Fees and commissions decreased $21 million, or 6 percent, from the first half of 1994. The $24 million, or 11 percent, decrease in corporate finance fees was due to lower revenue from securities underwriting fees, offset in part by higher revenue from private placement and loan syndication fees.

     Other noninterest revenue totaled $216 million, down $13 million from the first half of 1994. The decrease was due to lower net gains from sales of equity investments, offset in part by higher insurance premium revenue recorded in the Corporation's Chilean subsidiaries due to an increase in the number of annuity policies sold. Also contributing to the year-to-year decline was the impact of the 1994 insurance settlement related to the fire at the Corporation's headquarters at 280 Park Avenue. This was offset in part by charges taken in 1994 related to the funds management business.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

     No provision for credit losses was required for the current or prior year's second quarter. Net charge-offs for the quarter were $2 million, compared with $5 million a year ago. Nonrefinancing country net charge-offs for the current quarter were $3 million, compared with $16 million in the prior year's second quarter, which all related to real estate loans. Refinancing country recoveries for the second quarter of 1995 were $1 million, compared with $11 million of recoveries in last year's second quarter.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                             Quarter Ended   Six Months Ended
                                                June 30,            June 30,
Allowance for credit losses               1995      1994      1995     1994

Balance, beginning of period            $1,245    $1,345    $1,252   $1,324
Net charge-offs (recoveries)
  Charge-offs                               13        17        47       38
  Recoveries                                11        12        24       54
Total net charge-offs (recoveries)*          2         5        23      (16)
Provision for credit losses                  -         -        14        -
Balance, end of period                  $1,243    $1,340    $1,243   $1,340

*Components:
   Secured by real estate                  $(3)     $ 14       $ 3     $ 12
   Real estate related                       -         2         2        2
   Highly leveraged                          2         -        22       (9)
   Other                                     4         -         4        9
   Refinancing country                      (1)      (11)       (8)     (30)
Total                                      $ 2      $  5       $23     $(16)


     The allowance for credit losses, at $1.243 billion at June 30, 1995, was down $2 million from its level at March 31, 1995, and down $9 million from December 31, 1994. The allowance was equal to 134 percent, 127 percent and 126 percent of total cash basis loans at June 30, 1995, March 31, 1995 and December 31, 1994, respectively. The Corporation believes that its allowance must be viewed in its entirety and therefore is available for potential credit losses in its entire portfolio, including loans, credit-related commitments, derivatives and other financial instruments.

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's portfolio.

     On January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS 114 requires the creation of a valuation allowance for impaired loans. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms.

     At June 30, 1995, the recorded investment in loans that was considered to be impaired under SFAS 114 was $1.026 billion which consisted of total cash basis loans and renegotiated loans. Included in this amount was $578 million of loans for which the related valuation allowance was $98 million.

EXPENSES

                Second Quarter 1995 vs. Second Quarter 1994

     Total noninterest expenses of $678 million decreased by $10 million from the second quarter of 1994. Incentive compensation and employee benefits expense decreased $67 million, or 33 percent, due principally to lower bonus expense reflecting the reduced earnings. Salaries expense increased $5 million, or 3 percent, from the second quarter of 1994 due mostly to salary increases.

     All other expenses totaled $349 million for the quarter, up $52 million, or 18 percent, from last year's second quarter. The provision for policyholder benefits accounted for approximately half of this increase due to an increase in the number of annuity policies sold at the Corporation's Chilean insurance subsidiaries.

                    Six Months 1995 vs. Six Months 1994

     Total noninterest expenses of $1.412 billion for the first six months of 1995 increased by $83 million, or 6 percent, from the first half of 1994. Excluding the provision for severance-related costs of $50 million, noninterest expenses were $1.362 billion, an increase of $33 million, or 2 percent, from the first six months of 1994. Incentive compensation and employee benefits expense decreased $96 million, or 26 percent, due to lower bonus expense reflecting the reduced earnings. Salaries expense increased $36 million, or 10 percent, from the first half of 1994. The number of full time staff at June 30, 1995 decreased by 742, to 13,787 from December 31, 1994. Management has implemented expense reduction programs designed to reduce overall operating expenses -- principally noninterest expenses before bonus, policyholder benefits and minority interest. At this operating expense level, the Corporation previously announced that it would be reducing these expenses by approximately $200 million in 1995 and approximately $275 million annually thereafter. Operating expense trends in the first and second quarters of 1995 show that the Corporation is on target to achieve these cost reductions.

     All other expenses, excluding the provision for severance-related costs, totaled $692 million for the first six months of 1995, up $93 million, or 16 percent, from the first half of 1994. Increases in professional fees, provision for policyholder benefits, agency personnel fees and minority interest accounted for approximately two-thirds of this increase.


INCOME TAXES

     Income tax expense for the second quarter of 1995 amounted to $40 million, compared with $77 million for the second quarter of 1994. For the first six months of 1995, income tax benefit was $27 million, compared with income tax expense of $147 million for the first half of 1994. The effective tax rates for the quarter and six months ended June 30, 1995, were 31 percent and 29 percent, respectively, compared with 30 percent for the quarter and six months ended June 30, 1994.

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts are computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period. For the first six months of 1995, common stock equivalents were excluded from the computation as the effect would have been anti-dilutive.

     For the second quarter of 1995 and the second quarter and six months ended June 30, 1994, for both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price if it is higher than the average market price.

     At no time during the three and six month periods ended June 30, 1995 and 1994 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):


                                             Quarter Ended   Six Months Ended
                                                June 30,           June 30,
                                          1995      1994      1995     1994

Net income (loss) applicable to common stock $79    $172      $(86)    $331

Average number of common
 shares outstanding                        78.318 79.432    78.332   79.870

Primary earnings (loss) per share
  Average number of common and common
   equivalent shares outstanding (1)    80.564    82.168    78.332   82.914

Fully diluted earnings (loss) per share
  Average number of common and common
   equivalent shares outstanding -
   assuming full dilution (1)           80.796    82.213    78.332   82.936

(1) Common stock equivalents are excluded from the six months ended June 30, 1995 computation as the effect would be anti-dilutive.

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                                CONDENSED AVERAGE BALANCE SHEETS
                                                            (in millions)

                                                  2nd Qtr 1st Qtr    4th Qtr
                                                   1995     1995       1994
ASSETS
Interest-bearing deposits with banks           $  2,276 $  2,634   $  2,139
Federal funds sold                                1,331    2,396      1,497
Securities purchased under resale
 agreements                                      23,020   18,596     14,380
Securities borrowed                               8,533    7,658      6,494
Trading assets                                   29,477   28,368     33,106
Securities available for sale
  Taxable                                         4,231    4,929      5,240
  Exempt from federal income taxes                1,749    1,964      2,238
    Total securities available for sale           5,980    6,893      7,478
Loans                                            10,776   11,683     12,548
    Total interest-earning assets                81,393   78,228     77,642
Cash and due from banks                           1,615    1,629      1,835
Noninterest-earning trading assets               20,884   17,520     19,778
All other assets                                  7,137    8,415      8,081
Allowance for credit losses                      (1,256)  (1,253)    (1,327)
    Total                                      $109,773 $104,539   $106,009

LIABILITIES
Interest-bearing deposits
  In domestic offices                          $  5,802 $  5,764   $  5,584
  In foreign offices                             16,042   15,786     15,611
    Total interest-bearing deposits              21,844   21,550     21,195
Trading liabilities                              10,000   11,438      8,856
Securities sold under repurchase agreements      23,967   19,021     20,833
Other short-term borrowings                      14,750   17,166     18,327
Long-term debt                                    7,113    6,467      6,310
    Total interest-bearing liabilities           77,674   75,642     75,521
Noninterest-bearing deposits                      3,169    3,296      3,728
Noninterest-bearing trading liabilities          17,821   15,003     15,539
All other liabilities                             6,124    5,662      6,212
    Total liabilities                           104,788   99,603    101,000

PREFERRED STOCK OF SUBSIDIARY                       250      250        250

STOCKHOLDERS' EQUITY
Preferred stock                                     691      479        395
Common stockholders' equity                       4,044    4,207      4,364
    Total stockholders' equity                    4,735    4,686      4,759
    Total                                      $109,773 $104,539   $106,009

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

                Second Quarter 1995 vs. First Quarter 1995

     The Corporation's average total assets amounted to $109.8 billion for the second quarter of 1995, an increase of $5.2 billion or 5 percent, from the first quarter of 1995. Average interest-earning assets increased $3.2 billion, or 4 percent, and the proportion of interest-earning assets to total assets decreased slightly, from 75 percent to 74 percent. The increase in interest-earning assets was primarily due to increases in securities purchased under resale agreements (up $4.4 billion, or 24 percent) and trading assets (up $1.1 billion, or 4 percent) offset in part by a decrease in federal funds sold (down $1.1 billion, or 44 percent). Interest-earning trading assets as a percentage of average total assets was unchanged at 27 percent. Noninterest-earning trading assets increased $3.4 billion, or 19 percent, from the first quarter of 1995.

     Average total liabilities increased $5.2 billion, or 5 percent, from the first quarter of 1995. Interest-bearing liabilities increased $2.0 billion, or 3 percent, from the first quarter of 1995. This increase was primarily attributable to an increase in securities sold under repurchase agreements (up $4.9 billion, or 26 percent) offset in part by a decrease in other short-term borrowings (down $2.4 billion or 14 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities increased from 48 percent to 50 percent in the second quarter of 1995. Noninterest-bearing trading liabilities increased $2.8 billion, or 19 percent, from the first quarter of 1995.

                Second Quarter 1995 vs. Fourth Quarter 1994

     The Corporation's average total assets for the second quarter of 1995, increased $3.8 billion, or 4 percent, from the fourth quarter of 1994. Average interest-earning assets increased $3.8 billion, or 5 percent, and the proportion of interest-earning assets to total assets increased slightly, from 73 percent to 74 percent. The increase in interest-earning assets was primarily due to increases in securities purchased under resale agreements (up $8.6 billion, or 60 percent) and securities borrowed (up $2.0 billion, or 31 percent) offset by a decrease in interest-earning trading assets (down $3.6 billion, or 11 percent). As a percentage of average total assets, interest-earning trading assets decreased from 31 percent to 27 percent in the second quarter of 1995, while loans decreased from 12 percent to 10 percent. Noninterest-earning trading assets increased $1.1 billion from the fourth quarter of 1994.

     Average total liabilities increased $3.8 billion, or 4 percent, from the fourth quarter of 1994. Interest-bearing liabilities increased $2.2 billion from last year's fourth quarter. This increase was primarily attributable to increases in securities sold under repurchase agreements (up $3.1 billion, or 15 percent) and trading liabilities (up $1.1 billion, or 13 percent) offset in part by a decrease in other short-term borrowings (down $3.6 billion, or 20 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities decreased from 52 percent to 50 percent in the first half of 1995. Noninterest-bearing trading liabilities increased $2.3 billion from the fourth quarter of 1994.

                  Trading Assets and Trading Liabilities

     The components of these accounts, which are carried at fair value, were as follows (in millions):


                                                      June 30, December 31,
                                                        1995        1994

TRADING ASSETS
U.S. government and agency securities                $ 9,774     $10,974
Obligations of U.S. states and
 political subdivisions                                  560         179
Foreign government securities                         10,692       8,359
Corporate debt securities                              4,767       5,571
Equity securities                                      3,830       3,850
Bankers acceptances and certificates
 of deposit                                            1,976       1,316
Swaps, options and other
 derivative contracts (1)                             15,560      14,071
Other                                                  3,406       3,194
Total trading assets                                 $50,565     $47,514

TRADING LIABILITIES
Securities sold, not yet purchased
  U.S. government and agency securities              $ 6,220      $4,159
  Foreign government securities                        4,188       2,751
  Equity securities                                    2,523       2,298
  Other                                                  365         174
Swaps, options and other
 derivative contracts (1)                             15,108      11,567
Total trading liabilities                            $28,404     $20,949

(1)Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with FASB
  Interpretation No. 39.

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions):


                                                 June 30, March 31,December 31,
                                                   1995     1995        1994

Fair value                                       $6,479   $6,019     $7,475
Amortized cost                                    6,396    5,898      7,306
Excess of fair value over
 amortized cost (1)                              $   83   $  121     $  169

(1) Components:
      Unrealized gains                            $ 168     $189      $ 270
      Unrealized losses                             (85)     (68)      (101)
                                                  $  83     $121      $ 169


                              Long-term Debt

     During the second quarter of 1995, the Corporation obtained $1.189 billion of cash proceeds from the issuances of long-term debt and repaid $219 million of long-term debt. The larger of these debt issuances and redemptions were as follows (in millions):


                                                           Face Amount
                                                   Issuances Redemptions

Parent Company
Floating Rate Notes due May 1998                        $300
Floating Rate Notes due June 2000                       $200
8 1/4% Subordinated Notes due May 2005                  $150
7 1/2% Subordinated Notes due June 2010                  $75
7.50% Convertible Capital Securities
 due August 2033 (1)                                                 $97

Bankers Trust Company
Redeemable Preference Securities due
 December 1996 to April 1997 (2)                        $312

(1) This debt was converted to Preferred Stock, Series P during the second quarter of 1995.  See Preferred Stock section for further details.
(2) At June 30, 1995, certain subsidiaries of Bankers Trust Company had outstanding ($1.4 billion) of mandatorily redeemable preference securities with maturities ranging from September 1996 to April 1997.

                         Preferred Stock Issuance

     On May 15, 1995, the Corporation reset the interest rate on its $100 million 7.50% Convertible Capital Securities giving the holders the right to convert the debt securities into depositary shares. Holders of more than $96.4 million aggregate principal amount of the 7.50% Convertible Capital Securities have converted their securities into approximately 3.9 million depositary receipts, each representing a one-fortieth interest in a share of the Parent Company's 7.50% Cumulative Preferred Stock, Series P (Liquidation Preference - $1,000 per share) ("Series P").

     Dividends on the Series P are cumulative and payable quarterly on February 15, May 15, August 15 and November 15 of each year, commencing with the date succeeding original issuance. At the option of the Corporation, the Series P may be redeemed, in whole or in part, at $1,200 per share (or $30 per depositary share) on or before August 15, 1998 and thereafter at $1,000 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

     On June 30, 1995, the Corporation issued $125 million, or 5 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of the Corporation's 7 3/4% Cumulative Preferred Stock, Series S (Liquidation Preference - $2,500 per share) ("Series S").

     Dividends on the Series S are cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing with the date succeeding original issuance. At the option of the Corporation, the Series S may be redeemed, in whole or in part, on or after June 1, 2000, at $2,500 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

     The preferred stock component of total stockholders' equity increased by approximately $224 million during the second quarter of 1995 primarily as a result of the above.

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivatives:

                                             At June 30,       Average During
                                                1995            2nd Qtr.1995
                                                 (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                        $17,515  $(19,039)  $17,272 $(17,802)
Interest Rate Contracts
  Forwards                                 142      (138)      135     (150)
  Options purchased                      1,204               1,024
  Options written                                 (1,514)            (1,632)
Foreign Exchange Rate Contracts
  Spot and Forwards                     12,574   (11,029)   20,112  (18,447)
  Options purchased                      1,526               1,784
  Options written                                 (1,117)            (1,437)
Equity-related contracts                 1,718    (1,799)    1,452   (1,604)
Commodity-related and other contracts      692      (497)      574     (421)

Exchange-Traded Options
Interest Rate                              187       (67)      147      (59)
Foreign Exchange                             -         -         -        -
Equity                                     147       (53)      138      (50)
Commodity                                    -         -        27      (19)
Total Gross Fair Values                 35,705   (35,253)   42,665  (41,621)
Impact of Netting Agreements           (20,145)   20,145   (25,094)  25,094

                                       $15,560(1)          $17,571

                                                  $(15,108)(1)     $(16,527)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                           At December 31,       Average During
                                                1994            4th Qtr.1994
                                                 (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                        $15,055  $(11,388)  $15,087 $(12,042)
Interest Rate Contracts
  Forwards                                  91      (127)       77      (96)
  Options purchased                      1,211               1,363
  Options written                                 (2,330)            (2,109)
Foreign Exchange Rate Contracts
  Spot and Forwards                      8,127    (7,988)   12,133  (12,150)
  Options purchased                      1,504               1,378
  Options written                                 (1,522)            (1,280)
Equity-related contracts                 1,005    (1,316)    1,660   (1,778)
Commodity-related and other contracts      578      (451)      479     (411)

Exchange-Traded Options
Interest Rate                              191      (113)      105      (80)
Foreign Exchange                             -       (62)       19      (54)
Equity                                      82       (43)       90      (63)
Total Gross Fair Values                 27,844   (25,340)   32,391  (30,063)
Impact of Netting Agreements           (13,773)   13,773   (17,843)  17,843

                                       $14,071 (1)         $14,548

                                                  $(11,567) (1)    $(12,220)

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

     At June 30, 1995, total net end-user derivative unrealized losses were $58 million, compared to $330 million of total net end-user derivative unrealized losses at December 31, 1994. The $272 million improvement during the first half of 1995 was due to decreases in interest rates.

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


                                             Other          Net invest-
                                            short-           ments in
               Securities        Interest   -term     Long-  foreign
(in millions)   available  Other  bearing  borrow-    term    subsi-
June 30, 1995    for sale assets deposits   ings      debt  diaries    Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain  $  -     $-    $ 114      $ 7    $ 224      $-    $ 345
   Unrealized (Loss)   -      -      (28)      (5)    (65)       -      (98)
  Pay Variable Net     -      -       86        2      159       -      247
  Pay Fixed
   Unrealized Gain     1      -       31        -        4       -       36
   Unrealized (Loss) (57)     -      (70)      (1)    (78)       -     (206)
  Pay Fixed Net      (56)     -      (39)      (1)    (74)       -     (170)
  Total Unrealized
   Gain                1      -      145        7      228       -      381
  Total Unrealized
   (Loss)            (57)     -      (98)      (6)   (143)       -     (304)
  Total Net         $(56)    $-     $ 47      $ 1    $  85      $-    $  77

Forward Rate Agreements
  Unrealized Gain     $-     $-      $ 7       $-       $-      $-      $ 7
  Unrealized (Loss)    -      -       (7)       -        -       -       (7)
  Net                 $-     $-      $ -       $-       $-      $-      $ -

Currency Swaps
  Unrealized Gain     $-     $-     $ 17      $ -     $  9    $  2     $ 28
  Unrealized (Loss)    -      -      (18)       -     (52)     (26)     (96)
  Net                 $-     $-     $ (1)     $ -    $(43)    $(24)    $(68)

Other Contracts (1)
  Unrealized Gain    $ -   $  1     $  -       $-       $-      $-     $  1
  Unrealized (Loss)   (5)   (57)     (10)       -        -       -      (72)
  Net                $(5)  $(56)    $(10)      $-       $-      $-     $(71)

Total Unrealized
 Gain               $  1   $  1    $ 169      $ 7    $ 237    $  2    $ 417
Total Unrealized
 (Loss)              (62)   (57)    (133)      (6)   (195)     (26)    (479)
Total Net           $(61)  $(56)   $  36      $ 1    $  42    $(24)   $ (62)

(1) Other contracts are principally equity swaps and collars.


                                             Other          Net invest-
                                             short-          ments in
               Securities         Interest-   term    Long- foreign
(in millions)   available  Other  bearing   borrow-   term    subsi-
December 31, 1994for sale assets deposits   ings      debt  diaries    Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain  $  -     $-    $  17      $ 4    $  62      $-    $  83
   Unrealized (Loss)  (1)     -     (191)      (4)   (200)       -     (396)
  Pay Variable Net    (1)     -     (174)       -    (138)       -     (313)
  Pay Fixed
   Unrealized Gain    48      -      105        -       28       -      181
   Unrealized (Loss) (19)     -      (31)       -     (15)       -      (65)
  Pay Fixed Net       29      -       74        -       13       -      116
  Total Unrealized
   Gain               48      -      122        4       90       -      264
  Total Unrealized
   (Loss)            (20)     -     (222)      (4)   (215)       -     (461)
  Total Net         $ 28     $-    $(100)     $ -   $(125)      $-    $(197)

Forward Rate Agreements
  Unrealized Gain     $-     $-      $ 4       $-       $-      $-      $ 4
  Unrealized (Loss)    -      -       (5)       -        -       -       (5)
  Net                 $-     $-      $(1)      $-       $-      $-      $(1)

Currency Swaps
  Unrealized Gain     $-     $-      $ 9      $ -     $  4    $  -     $ 13
  Unrealized (Loss)    -      -       (2)      (1)    (74)     (22)     (99)
  Net                 $-     $-      $ 7      $(1)   $(70)    $(22)    $(86)

Other Contracts (1)
  Unrealized Gain     $5   $  2       $-       $-       $-      $-     $  7
  Unrealized (Loss)    -    (53)       -        -        -       -      (53)
  Net                 $5   $(51)      $-       $-       $-      $-     $(46)

Total Unrealized
 Gain               $ 53   $  2    $ 135      $ 4    $  94    $  -    $ 288
Total Unrealized
 (Loss)              (20)   (53)    (229)      (5)   (289)     (22)    (618)
Total Net           $ 33   $(51)   $ (94)     $(1)  $(195)    $(22)   $(330)

(1) Other contracts are principally equity swaps and collars.

     For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and weighted average pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):

At June 30, 1995
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1995            $ 8,458    5.97%    5.91%  $3,241    6.10%    6.24% $11,699

1996-1997        15,371    6.30     5.17    7,531     4.83    6.25   22,902

1998-1999         2,431    6.20     5.90      843     4.38    5.07    3,274

2000 and thereafter 4,969  6.67     5.92    1,629     5.85    7.60    6,598
Total           $31,229                   $13,244                   $44,473


All rates were those in effect at June 30, 1995. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.


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

     Based on their respective regulatory capital ratios at June 30, 1995, both Bankers Trust Company ("BTCo.") and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     All three regulatory capital ratios, at both June 30, 1995 and December 31, 1994, excluded any benefit from the adoption of SFAS 115.

     The table below indicates the regulatory capital ratios of the Corporation and BTCo. and the minimum regulatory guidelines.

                                                                        FRB
                                                                    Minimum
                                            June 30, December 31, Regulatory
                                                1995         1994 Guidelines
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                               8.64%        9.05%       4.0%
  Total Capital                               13.93%       14.77%       8.0%
Leverage Ratio                                 5.52%        5.26%       3.0%

BTCo.
Risk-Based Ratios
  Tier 1 Capital                               9.25%        9.92%       4.0%
  Total Capital                               11.91%       12.90%       8.0%
Leverage Ratio                                 5.31%        5.91%       3.0%


     The following were the essential components of the Corporation's risk-based capital ratios (in millions):

                                                    June 30, December 31,
                                                        1995        1994

Tier 1 Capital                                        $4,613      $4,372
Tier 2 Capital                                         2,826       2,760
Total Capital                                         $7,439      $7,132

Total risk-weighted assets                           $53,385     $48,285

     During the first half of 1995, the Corporation's Tier 1 Capital and Total Capital ratios declined by 41 basis points and 84 basis points, respectively, as the increase in capital was more than offset by the increase in total risk-weighted assets. The Leverage Ratio increased by 26 basis points during the first half of 1995 as a result of the increase in Tier 1 Capital. The $241 million increase in Tier 1 Capital was primarily attributable to the issuances of preferred stock offset by the decrease in retained earnings due to the cash dividends declared as well as the net loss recorded during the first half of 1995. The Corporation's total risk-weighted assets at June 30, 1995 were $5.100 billion higher than at year-end 1994.


LIQUIDITY

     Liquidity management at the Corporation focuses on both asset liquidity and liability management. Enhancing asset liquidity remains a particularly important element of our liquidity management philosophy. At the same time, management is continually seeking opportunities to further diversify the Corporation's funding sources.

     Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets and securities available for sale. At June 30, 1995, the Corporation's liquid assets amounted to $84.9 billion, or 82 percent of gross total assets, compared with 83 percent and 80 percent, respectively, at March 31, 1995 and December 31, 1994.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 6.

     Cash and due from banks decreased $246 million during the first six months of 1995, as the sum of net cash used in investing and financing activities exceeded the net cash provided by operating activities. Within the investing activities category, cash outflows from net changes in securities purchased under resale agreements ($7.6 billion) was offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($2.9 billion) as well as net changes in federal funds sold ($2.3 billion). The $1.6 billion of net cash used in financing activities was largely the result of cash outflows from the net changes in other short-term borrowings ($4.0 billion) and deposits ($2.1 billion) as well as from repayments of long-term debt ($1.0 billion) offset in part by the cash inflows from the net change in securities sold under repurchase agreements ($3.2 billion) and issuances of long-term debt ($2.2 billion). The $3.5 billion of net cash provided by operating activities primarily resulted from a $4.0 billion net change in trading assets and liabilities.

     For the six months ended June 30, 1994, cash and due from banks increased $912 million, as the net cash provided by operating activities exceeded the sum of net cash used in investing and financing activities. The $10.4 billion of net cash provided by operating activities primarily resulted from a $10.0 billion net change in trading assets and liabilities. Within the investing activities category, cash outflows from purchases of securities available for sale ($3.4 billion) as well as net changes in securities purchased under resale agreements ($2.7 billion), securities borrowed ($2.5 billion) and federal funds sold ($1.2 billion) were offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($3.0 billion) and a net change in loans ($1.9 billion). The $4.7 billion of net cash used in financing activities primarily resulted from net changes of $2.8 billion in deposits and $2.4 billion in securities sold under repurchase agreements.


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at June 30, 1995 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval                                         Non-
                                                         interest-
                               Within    1 - 5      After   bearing
(in billions) June 30, 1995    1 year     years  5 years      funds    Total

Assets                        $ 70.8     $ 2.1     $ 2.2    $ 27.8   $102.9
Liabilities, preferred stock
 of subsidiary and preferred
 stock                         (63.9)     (5.7)     (2.3)    (27.0)   (98.9)
Common stockholders' equity        -         -         -      (4.0)    (4.0)
Effect of off-balance sheet
 hedging instruments            (8.6)      6.3       2.3         -        -
Interest rate sensitivity gap $ (1.7)    $ 2.7     $ 2.2     $(3.2)  $    -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                    June 30, December 31,
                                                       1995        1994
CASH BASIS LOANS (NONREFINANCING COUNTRY)
  Domestic
    Commercial and industrial                          $310        $316
    Secured by real estate                              341         277
    Financial institutions                               10          25
Total domestic                                          661         618
  International
    Commercial and industrial                           188         247
    Secured by real estate                               71          79
    Financial institutions                                3          48
    Other                                                 2           2
Total international                                     264         376
Total cash basis loans (nonrefinancing country)         925         994

CASH BASIS LOANS (REFINANCING COUNTRY)
  International                                           -           2
Total cash basis loans                                 $925        $996

Ratio of cash basis loans to total loans                8.0%        8.0%

Ratio of allowance for credit losses to cash
 basis loans                                            134%        126%

RENEGOTIATED LOANS
Secured by real estate                                 $ 89         $65
Other nonrefinancing country                             12           1
Total renegotiated loans                               $101         $66

OTHER REAL ESTATE                                      $263        $301

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                      $62         $61
Nonperforming derivative contracts                        2           2
Total other nonperforming assets                        $64         $63

Loans 90 days or more past due and still
 accruing interest                                       $-          $-

     An analysis of the changes in the Corporation's total cash basis loans during the first six months of 1995 follows (in millions).

Balance, December 31, 1994                                       $ 996
Net transfers to cash basis loans                                  124
Net paydowns                                                      (162)
Charge-offs                                                        (47)
Transfers from other real estate                                    35
Other                                                              (21)
Balance, June 30, 1995                                           $ 925

     The Corporation's total cash basis loans amounted to $925 million at June 30, 1995, down $71 million, or 7 percent, from December 31, 1994.

     Commercial and industrial loans to highly leveraged borrowers decreased $40 million, to $110 million during the first half of 1995. Within cash basis loans secured by real estate loans were $412 million and $356 million at June 30, 1995 and December 31, 1994, respectively. Also within cash basis loans were leveraged derivative contracts of $283 million and $351 million at June 30, 1995 and December 31, 1994, respectively. Approximately 60 percent of the June 30, 1995 amount related to transactions with Procter & Gamble, which company, has filed a lawsuit against certain subsidiaries of the Corporation in connection with these leveraged derivative contracts. The suit seeks to void and rescind two interest rate swap transactions entered into with Bankers Trust Company and claims $195.5 million in compensatory damages and unspecified punitive damages. The Corporation is contesting this litigation.

     Other real estate decreased by $38 million during the first half of 1995 primarily as a result of the adoption of SFAS 114 during the first quarter of 1995 which required the transfer of in-substance foreclosed properties, where the Corporation had not taken possession of the collateral, to cash basis.

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

                                                         Six Months Ended
                                                              June 30,
(in millions)                                           1995        1994
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                        $32         $21
  Less, interest, net of reversals, recognized
   in interest revenue                                     4           2
Reduction of interest revenue                             28          19
International Loans
  Gross amount of interest that would have
   been recorded at original rate                         10           9
  Less, interest, net of reversals, recognized
   in interest revenue                                     -           2
Reduction of interest revenue                             10           7
Total reduction of interest revenue                      $38         $26


HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow are generally based on the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1994 Annual Report on Form 10-K, on page 39, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                      June 30, December 31,
(in millions)                                           1995        1994
Loans
  Senior debt                                           $628      $  959
  Subordinated debt                                       71         101
Total loans                                             $699      $1,060

Unfunded commitments
  Commitments to lend                                   $501        $311
  Letters of credit                                      137         198
Total unfunded commitments                              $638        $509

Equity investments                                      $638        $413

Commitments to invest                                   $308        $313

     The Corporation's outstanding loans were to 78 separate borrowers in 34 separate industry groups at June 30, 1995, compared to 76 separate borrowers in 30 separate industry groups at December 31, 1994. The industrial machinery group, at 18 percent, was the only industry concentration which exceeded 10 percent of total HLT loans outstanding at June 30, 1995.

     In addition to the amounts shown in the table above, at June 30, 1995, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $1.2 billion (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first half of 1995, the Corporation originated $690 million of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at June 30, 1995 was less than $9 million. However, at June 30, 1995, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 8 separate highly leveraged borrowers.

     At June 30, 1995, $110 million of the HLT loan portfolio was on a cash basis. In addition, $7 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $22 million of HLT loans were recorded in the first half of 1995. In addition, the Corporation recorded a net gain of $28 million in connection with the sales and/or write-offs of its equity investments in highly leveraged companies during the first half of 1995.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $54 million during the first half of 1995 and that as of June 30, 1995, approximately $19 million of fees were deferred and will be recognized as future revenue.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed six reports on Form 8-K during the quarter ended June 30, 1995.

         - The report dated April 18, 1995 filed the Corporation's Press Release dated April 18, 1995, which announced earnings for the quarter ended March 31, 1995.

         - The report dated April 19, 1995 filed an underwriting agreement covering the issuance and sale by Bankers Trust New York Corporation of 8-1/4% Subordinated Notes due 2005 and various other exhibits related to the issuance.

         - The report dated May 16, 1995 filed the Corporation's Press Release which announced that Charles S. Sanford, Jr., chairman and chief executive officer of Bankers Trust New York
           Corporation and Bankers Trust Company, announced his intention to retire no later than the middle of 1996.

         - The report dated June 19, 1995 filed an underwriting agreement covering the issuance and sale by Bankers Trust New York Corporation of 7-1/2% Subordinated Notes due 2010 and various other exhibits related to the issuance.

         - The report dated June 22, 1995 filed the Corporation's Press Release which announced that Timothy T. Yates, chief financial officer and controller of Bankers Trust New York Corporation, announced his intention to retire in the summer of 1996.

         - The report dated June 27, 1995 filed an underwriting agreement covering the issuance and sale of 5,000,000 Depositary Shares, each representing a one-hundredth interest in a share of 7 3/4% Cumulative Preferred Stock, Series S, an Amendment to the Restated Certificate of Incorporation and various other exhibits related to the issuance.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1995.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: GEOFFREY M. FLETCHER
                                       Geoffrey M. Fletcher
                                       Senior Vice President and
                                       Principal Accounting Officer

                    BANKERS TRUST NEW YORK CORPORATION
                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1995

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