Form 10-Q
period 1995-09-30
BANKERS TRUST NEW YORK CORP
filed 1995-11-14
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1995
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1995: Common Stock, $1 par value, 78,687,725 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                       September 30, 1995 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended September 30, 1995 and 1994          2
              Nine Months Ended September 30, 1995 and 1994           3

            Consolidated Balance Sheet
              At September 30, 1995 and December 31, 1994             4

            Consolidated Statement of Changes in Stockholders'
             Equity
              Nine Months Ended September 30, 1995 and 1994           5

            Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1995 and 1994           6

            Consolidated Schedule of Net Interest Revenue
              Three Months and Nine Months Ended
               September 30, 1995 and 1994                            7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1994 Annual Report as supplemented by the 1995 Forms 10-Q.

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

PART I. FINANCIAL INFORMATION

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                   Increase
THREE MONTHS ENDED SEPTEMBER 30,                   1995     1994  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $1,556   $1,207       $349
  Interest expense                                1,352      943        409
Net interest revenue                                204      264        (60)
Provision for credit losses                           7       17        (10)
Net interest revenue after provision
 for credit losses                                  197      247        (50)
NONINTEREST REVENUE
  Trading                                           257      278        (21)
  Fiduciary and funds management                    174      188        (14)
  Fees and commissions                              152      163        (11)
  Securities available for sale gains                10       28        (18)
  Other                                             162       50        112
Total noninterest revenue                           755      707         48
NONINTEREST EXPENSES
  Salaries                                          196      200         (4)
  Incentive compensation and employee benefits      187      197        (10)
  Occupancy, net                                     41       40          1
  Furniture and equipment                            40       42         (2)
  Other                                             264      234         30
Total noninterest expenses                          728      713         15
Income before income taxes                          224      241        (17)
Income taxes                                         69       72         (3)

NET INCOME                                       $  155   $  169       $(14)

NET INCOME APPLICABLE TO COMMON STOCK            $  139   $  161       $(22)

EARNINGS PER COMMON SHARE:
  PRIMARY                                         $1.72    $1.98      $(.26)

  FULLY DILUTED                                   $1.71    $1.98      $(.27)

Cash dividends declared per common share          $1.00     $.90       $.10

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                   Increase
NINE MONTHS ENDED SEPTEMBER 30,                    1995     1994  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $4,429   $3,673     $  756
  Interest expense                                3,821    2,730      1,091
Net interest revenue                                608      943       (335)
Provision for credit losses                          21       17          4
Net interest revenue after provision
 for credit losses                                  587      926       (339)
NONINTEREST REVENUE
  Trading                                           258      416       (158)
  Fiduciary and funds management                    511      563        (52)
  Fees and commissions                              508      540        (32)
  Securities available for sale gains                29       51        (22)
  Other                                             378      279         99
Total noninterest revenue                         1,684    1,849       (165)
NONINTEREST EXPENSES
  Salaries                                          598      566         32
  Incentive compensation and employee benefits      455      561       (106)
  Occupancy, net                                    120      115          5
  Furniture and equipment                           122      118          4
  Provision for severance-related costs              50        -         50
  Other                                             795      682        113
Total noninterest expenses                        2,140    2,042         98
Income before income taxes                          131      733       (602)
Income taxes                                         42      219       (177)

NET INCOME                                       $   89   $  514     $ (425)

NET INCOME APPLICABLE TO COMMON STOCK            $   53   $  492     $ (439)

EARNINGS PER COMMON SHARE:
  PRIMARY                                          $.66    $5.97     $(5.31)

  FULLY DILUTED                                    $.65    $5.97     $(5.32)

Cash dividends declared per common share          $3.00    $2.70       $.30

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)
                                (unaudited)

                                               September 30, December 31,
                                                       1995        1994
ASSETS
Cash and due from banks                            $  1,715     $ 1,985
Interest-bearing deposits with banks                  1,605       3,390
Federal funds sold                                       29       2,544
Securities purchased under resale agreements         16,081       9,943
Securities borrowed                                   7,467       6,197
Trading assets                                       50,364      47,514
Securities available for sale                         7,140       7,475
Loans                                                12,786      12,501
Allowance for credit losses                          (1,032)     (1,252)
Premises and equipment, net                             900         915
Due from customers on acceptances                       461         378
Accounts receivable and accrued interest              3,168       2,356
Other assets                                          3,265       3,070
Total                                              $103,949     $97,016

LIABILITIES
Deposits
  Noninterest-bearing
    In domestic offices                            $  2,898     $ 3,285
    In foreign offices                                  522         541
  Interest-bearing
    In domestic offices                               5,052       5,769
    In foreign offices                               15,685      15,344
Total deposits                                       24,157      24,939
Trading liabilities                                  24,672      20,949
Securities sold under repurchase agreements          17,899      15,617
Other short-term borrowings                          16,573      18,222
Acceptances outstanding                                 461         378
Accounts payable and accrued expenses                 4,351       3,174
Other liabilities                                     2,171       2,328
Long-term debt                                        8,354       6,455
Total liabilities                                    98,638      92,062

PREFERRED STOCK OF SUBSIDIARY                           250         250

STOCKHOLDERS' EQUITY
Preferred stock                                         865         395
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84          84
Capital surplus                                       1,301       1,317
Retained earnings                                     3,295       3,494
Common stock in treasury, at cost:
 1995, 5,085,045 shares;
 1994, 5,609,707 shares                                (373)       (416)
Other                                                  (111)       (170)
Total stockholders' equity                            5,061       4,704
Total                                              $103,949     $97,016

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                        1995        1994
PREFERRED STOCK
Balance, January 1                                   $  395      $  250
Preferred stock issued                                  470         350
Preferred stock redeemed                                  -        (205)
Balance, September 30                                   865         395
COMMON STOCK
Balance, January 1 and September 30                      84          84
CAPITAL SURPLUS
Balance, January 1                                    1,317       1,321
Preferred stock issuance and conversion costs           (17)         (8)
Common stock distributed under employee
 benefit plans                                            1           3
Balance, September 30                                 1,301       1,316
RETAINED EARNINGS
Balance, January 1                                    3,494       3,226
Net income                                               89         514
Cash dividends declared
  Preferred stock                                       (33)        (21)
  Common stock                                         (235)       (213)
Treasury stock distributed under employee benefit plans (20)        (19)
Balance, September 30                                 3,295       3,487
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (416)       (233)
Purchases of stock                                      (13)       (262)
Restricted stock granted, net                             9          23
Treasury stock distributed under employee benefit plans  47          31
Balance, September 30                                  (373)       (441)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                      160         143
Deferred stock awards granted, net                       34          37
Deferred stock distributed                              (16)         (1)
Balance, September 30                                   178         179
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                      (63)        (47)
Deferred stock awards granted, net                      (34)        (38)
Restricted stock granted, net                            (7)        (20)
Amortization of deferred compensation, net               42          47
Balance, September 30                                   (62)        (58)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (336)       (319)
Translation adjustments                                  (9)        (57)
Income taxes applicable to translation adjustments       (4)         51
Balance, September 30                                  (349)       (325)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                       69         109
Change in unrealized net gains, after applicable
 income taxes and minority interest                      53         (15)
Balance, September 30                                   122          94

TOTAL STOCKHOLDERS' EQUITY, SEPTEMBER 30             $5,061      $4,731

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $    89     $   514
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for credit losses                            21          17
  Provision for severance-related costs                  50           -
  Provision for policyholder benefits                   202         156
  Deferred income taxes                                (141)          1
  Depreciation and amortization of premises
   and equipment                                        101          93
  Other, net                                            (62)        (50)
    Earnings adjusted for noncash charges and credits   260         731
Net change in:
  Trading assets                                     (3,610)     (5,264)
  Trading liabilities                                 4,302      12,003
  Receivables and payables from securities
   transactions                                         514      (1,798)
  Other operating assets and liabilities, net          (518)       (130)
Securities available for sale gains                     (29)        (51)
Net cash provided by operating activities               919       5,491
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                1,618      (1,466)
  Federal funds sold                                  2,515        (895)
  Securities purchased under resale agreements       (6,062)     (5,542)
  Securities borrowed                                (1,270)     (2,776)
  Loans                                                (426)      2,956
Securities available for sale:
  Purchases                                          (3,034)     (4,358)
  Maturities and other redemptions                    2,413       2,472
  Sales                                               1,436       1,575
Acquisitions of premises and equipment                  (94)       (223)
Other, net                                              (88)        (60)
Net cash used in investing activities                (2,992)     (8,317)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                             (673)     (1,127)
  Securities sold under repurchase agreements         1,946       1,386
  Other short-term borrowings                        (1,498)      2,454
Issuances of long-term debt                           3,210       1,813
Repayments of long-term debt                         (1,137)     (1,387)
Issuances of preferred stock                            221         342
Redemption of preferred stock                             -        (205)
Purchases of treasury stock                             (13)       (262)
Cash dividends paid                                    (268)       (237)
Other, net                                               21          20
Net cash provided by financing activities             1,809       2,797
Net effect of exchange rate changes on cash              (6)         59
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS     (270)         30
Cash and due from banks, beginning of year            1,985       1,750
Cash and due from banks, end of period              $ 1,715     $ 1,780

Interest paid                                        $3,618      $2,755

Income taxes paid, net                                 $191        $228

Noncash investing activities                            $92        $188

Noncash financing activities:
  Conversion of debt to preferred stock                $245         $ -
  Other                                                   -          23
Total noncash financing activities                     $245         $23

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                        Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
                                           1995      1994      1995     1994
INTEREST REVENUE
Interest-bearing deposits with banks     $   45    $   27    $  154   $   85
Federal funds sold                           12         3        68        9
Securities purchased under resale agreements 255      114       750      318
Securities borrowed                         138        56       371      129
Trading assets                              778       700     2,108    2,221
Securities available for sale
  Taxable                                    82        76       252      201
  Exempt from federal income taxes           13        29        44       72
Loans                                       233       202       682      638
Total interest revenue                    1,556     1,207     4,429    3,673
INTEREST EXPENSE
Deposits
  In domestic offices                        93        76       284      183
  In foreign offices                        236       165       714      467
Trading liabilities                         275       180       725      613
Securities sold under repurchase agreements 312       226       858      674
Other short-term borrowings                 315       225       920      603
Long-term debt                              121        71       320      190
Total interest expense                    1,352       943     3,821    2,730
NET INTEREST REVENUE                     $  204    $  264    $  608   $  943

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $155 million for the quarter ended September 30, 1995, or $1.72 primary earnings per share. In the third quarter of 1994, the Corporation earned $169 million, or $1.98 primary earnings per share.

     For the first nine months of 1995, the Corporation earned $124 million, or $1.09 primary earnings per share, excluding an after-tax provision for severance-related costs of $35 million taken in connection with the Corporation's expense reduction programs. Net income for the first nine months, including the effect of this provision was $89 million, or $.66 primary earnings per share. For the nine months ended September 30, 1994, net income was $514 million, or $5.97 primary earnings per share.


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

Business Functions Profitability
(in millions)

                           Quarter Ended            Nine Months Ended
                           September 30,  Increase    September 30,  Increase
                           1995     1994 (Decrease)    1995    1994 (Decrease)

Client Finance             $ 20     $ 19     $  1    $  82    $ 98    $ (16)
Client Advisory              15        4       11       54      57       (3)
Client Financial Risk
 Management                   1       67      (66)   (170)     231     (401)
Client Transaction Processing 20      20        -       53      78      (25)
Trading and Positioning     104       68       36      121      71       50
Unallocated                  (5)      (9)       4     (51)     (21)     (30)
Income (Loss)              $155     $169     $(14)   $  89    $514    $(425)


     Client Finance - Client Finance income was $20 million in the third quarter of 1995, up $1 million from last year's third quarter. Revenue from loan syndication, private placement and securities underwriting activities was relatively unchanged from the year-ago third quarter.
Credit costs for the current quarter were lower than the 1994 third quarter as a result of the continued improvement in the Corporation's loan portfolio. Income for the first nine months of 1995 was $82 million, down from $98 million recorded in the comparable period in 1994.

     Client Advisory - Client Advisory income was $15 million in the current quarter, an increase of $11 million from the prior year's third quarter. After normalizing for charges taken in the third quarter of 1994 related to the funds management business, Client Advisory income for the third quarter of 1995 was relatively flat compared to the year-ago quarter. Income for the first nine months of 1995 was $54 million, down from $57 million recorded in 1994.

     Client Financial Risk Management - Although Client Financial Risk Management income of $1 million in the current quarter declined $66 million from last year's third quarter, it increased $50 million from the 1995 second quarter. This improvement in performance versus the second quarter was the result of the elimination of the losses associated with Latin American derivatives, as well as a general improvement in the Firm's other derivatives businesses. Income for the nine months ended September 30, 1995 declined by $401 million from the same period in 1994.

     Client Transaction Processing - Client Transaction Processing income of $20 million was unchanged from the prior year's third quarter as transaction processing volumes remained relatively steady. Client Transaction Processing income for the first nine months of 1995 declined $25 million from the first nine months of 1994.

     Trading and Positioning - Trading and Positioning income of $104 million during the current quarter increased $36 million, or 53 percent, from the prior year's third quarter. This increase was due in part to net revenue from equity investment transactions, including a $62 million gain on the sale of a portion of the Corporation's merchant banking investment in Northwest Airlines Corporation. The Corporation recorded higher revenue from both client-related and proprietary trading in foreign exchange markets as compared to the second quarter of 1995. Trading and Positioning income for the first nine months of 1995 improved $50 million, or 70 percent, from the comparable 1994 period.

     Unallocated - Included in the unallocated category for the first nine months of 1995 was a $35 million after-tax provision taken in the first quarter for severance-related costs associated with the expense reduction programs.


REVENUE

     The table below shows net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                           Quarter Ended    Nine Months Ended
                                           September 30,       September 30,
                                          1995      1994      1995     1994
NET INTEREST REVENUE (in millions)
Book basis                                $204      $264      $608   $  943
Tax equivalent adjustment                   11        18        35       60
Fully taxable basis                       $215      $282      $643   $1,003

AVERAGE BALANCES (in millions)
Interest-earning assets                $82,288   $72,493   $80,651  $75,848
Interest-bearing liabilities            77,668    70,402    77,002   73,150
Earning assets financed by
 noninterest-bearing funds             $ 4,620   $ 2,091   $ 3,649  $ 2,698

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets          7.56%     6.70%     7.40%    6.58%
Cost of interest-bearing liabilities      6.91      5.31      6.63     4.99
Interest rate spread                       .65      1.39       .77     1.59
Contribution of noninterest-bearing
 funds                                     .39       .15       .30      .18
Net interest margin                       1.04%     1.54%     1.07%    1.77%

     Net interest revenue for the third quarter of 1995 totaled $204 million, down $60 million, or 23 percent, from the third quarter of 1994. The third quarter of 1995 included $20 million of trading-related net interest revenue, a decline of $92 million from the third quarter of 1994.

     Net interest revenue was $608 million for the first nine months of 1995, down $335 million, or 36 percent, from the first nine months of 1994. Of this decline, $332 million was from trading-related net interest revenue.

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


                                                          Trading-
                                                          Related
                                                              Net
                                                 Trading Interest
(in millions)                                    Revenue  Revenue      Total
Quarter ended September 30, 1995
Interest rate risk                                 $ 89      $27       $116
Foreign exchange risk                                68        -         68
Equity and commodity risk                           100       (7)        93
Total                                              $257      $20       $277

Quarter ended September 30, 1994
Interest rate risk                                 $107     $118       $225
Foreign exchange risk                                85        -         85
Equity and commodity risk                            86       (6)        80
Total                                              $278     $112       $390

Nine months ended September 30, 1995
Interest rate risk                                 $ 42     $117       $159
Foreign exchange risk                                30        -         30
Equity and commodity risk                           186      (39)       147
Total                                              $258     $ 78       $336

Nine months ended September 30, 1994
Interest rate risk                                $ 336     $425      $ 761
Foreign exchange risk                              (136)       -       (136)
Equity and commodity risk                           216      (15)       201
Total                                             $ 416     $410      $ 826

                 Third Quarter 1995 vs. Third Quarter 1994

     Interest Rate Risk - A number of the Firm's positions in interest rate instruments declined as compared to the third quarter of 1994. Volumes in derivative products remained steady, although activity during the third quarter of 1995 was comprised mainly of low margin transactions. Total trading and trading-related net interest revenue declined $109 million compared to the third quarter of 1994, principally as a result of the decline in positions.

     Foreign Exchange Risk - Foreign exchange risk revenue declined $17 million from the third quarter of 1994, as volatility in foreign exchange markets negatively affected this category. Improved performance in Asian/Australian foreign exchange markets was offset by weakness in Latin American trading operations.

     Equity and Commodity Risk - Total trading and trading-related net interest revenue increased $13 million compared to the third quarter of 1994. Improved performance in selected derivative product businesses spurred an increase in equity risk trading revenue. This was offset by a decline in securities trading revenue in commodity-related derivative products.

                   Nine Months 1995 vs. Nine Months 1994

     Interest Rate Risk - Interest rate risk revenue was adversely affected by a decline in a number of fixed income securities positions that occurred in 1995, coupled with the liquidity problems that affected the Firm's derivative products in the emerging markets of Latin America. Total trading and trading-related net interest revenue declined $602 million compared to the nine months ended September 30, 1994.

     Foreign Exchange Risk - Foreign exchange risk revenue increased to $30 million from a $136 million loss for the nine months ended September 30, 1994. The improvement was principally due to a rebound in the Firm's proprietary trading businesses and improved performance in Latin American markets.

     Equity Risk and Commodity Risk - Trading revenue and trading-related net interest revenue declined by $54 million compared to the first nine months of 1994. The decline was largely due to the downturn in the commodity derivatives business.

     Shown below is a comparison of the components of noninterest revenue (in millions).

                            Quarter Ended            Nine Months Ended
                            September 30, Increase   September 30,  Increase
                           1995     1994 (Decrease)   1995    1994 (Decrease)
Trading                    $257     $278     $(21)  $  258  $  416    $(158)
Fiduciary and funds
 management                 174      188      (14)     511     563      (52)
Fees and commissions
  Corporate finance fees     74       76       (2)     273     299      (26)
  Service charges on
   deposit accounts          18       21       (3)      54      65      (11)
  Acceptances and letters
   of credit commissions     11       12       (1)      32      33       (1)
  Other                      49       54       (5)     149     143        6
Total fees and commissions  152      163      (11)     508     540      (32)
Securities available for
 sale gains                  10       28      (18)      29      51      (22)
Other noninterest revenue
  Insurance premiums         64       43       21      176     139       37
  Net revenue from equity
   investment transactions,
   including write-offs      85        4       81      124      59       65
  Other                      13        3       10       78      81       (3)
Total other noninterest
 revenue                    162       50      112      378     279       99
Total noninterest revenue  $755     $707     $ 48   $1,684  $1,849    $(165)

                 Third Quarter 1995 vs. Third Quarter 1994

     Fiduciary and funds management revenue totaled $174 million for the third quarter, down $14 million, or 7 percent, from the same period last year. The decrease in revenue was due primarily to a decline in transaction volumes in global fiduciary services.

     Fees and commissions of $152 million decreased by $11 million, or 7 percent, from the third quarter of 1994. Corporate finance fees of $74 million decreased by $2 million, or 3 percent, from the same period last year. Lower revenue from commercial banking and securities underwriting fees were partially offset by higher revenue from financial advisory and loan syndication activities.

     The Corporation's securities available for sale gains were $10 million, compared with $28 million in the prior year's third quarter.

     Other noninterest revenue totaled $162 million, up $112 million from the prior year's quarter. The largest component of this increase was an $81 million rise in net revenue from equity investment transactions, including a $62 million gain on the sale of a portion of the Corporation's merchant banking investment in Northwest Airlines Corporation. Also contributing to the increase in other noninterest revenue was higher insurance premium revenue from operations in Chile. The 1994 third quarter had included charges related to the funds management business.

                   Nine Months 1995 vs. Nine Months 1994

     Fiduciary and funds management revenue of $511 million decreased $52 million, or 9 percent, from the first nine months of 1994. The decrease in revenue was due primarily to a decline in the volume of transactions in global fiduciary services.

     Fees and commissions decreased $32 million, or 6 percent, from the first nine months of 1994. The $26 million, or 9 percent, decrease in corporate finance fees was due to lower revenue from securities underwriting and public finance fees offset in part by higher revenue from private placement fees.

     Other noninterest revenue totaled $378 million, up $99 million, or 35 percent, from the first nine months of 1994. The increase was due to the above-mentioned rise in net revenue from equity investment transactions as well as higher insurance premium revenue from operations in Chile. Also contributing to the results were charges taken in 1994 related to the funds management business. This was offset in part by the impact of the 1994 insurance settlement related to the fire at the Corporation's headquarters at 280 Park Avenue.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

    The provision for credit losses was $7 million for the third quarter of 1995, compared with $17 million in the prior year's third quarter. Net charge-offs for the quarter were $218 million, compared with $28 million a year ago. The current quarter's net charge-offs included leveraged derivative contract charge-offs of $205 million against the allowance for credit losses. During the fourth quarter of 1994, $423 million of leveraged derivative contracts that had been reclassified as receivables in the loan portfolio were placed on a cash basis. Of this amount, $72 million was then charged-off leaving a balance of $351 million. Since then some of these receivables have been satisfactorily settled, but in line with the Corporation's credit policies, a $205 million portion of the remaining balance has been charged-off. For the third quarter of 1994, nonrefinancing country net charge-offs were $33 million and included net charge-offs of $32 million of real estate loans.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                             Quarter Ended  Nine Months Ended
                                             September 30,     September 30,
Allowance for credit losses               1995      1994      1995     1994

Balance, beginning of period            $1,243    $1,340    $1,252   $1,324
Net charge-offs
  Charge-offs                              223        37       270       75
  Recoveries                                 5         9        29       63
Total net charge-offs*                     218        28       241       12
Provision for credit losses                  7        17        21       17
Balance, end of period                  $1,032    $1,329    $1,032   $1,329

*Components:
   Secured by real estate                 $  9       $12      $ 12     $ 24
   Real estate related                       -        20         2       22
   Highly leveraged                          6         1        28       (8)
   Other                                   203         -       207        9
   Refinancing country                       -        (5)       (8)     (35)
Total                                     $218       $28      $241     $ 12


     The allowance for credit losses, at $1.032 billion at September 30, 1995, was down $211 million from its level at June 30, 1995, and down $220 million from December 31, 1994. The allowance was equal to 137 percent, 134 percent and 126 percent of total cash basis loans at September 30, 1995, June 30, 1995 and December 31, 1994, respectively. The Corporation believes that its allowance must be viewed in its entirety and therefore is available for potential credit losses in its entire portfolio, including loans, credit-related commitments, derivatives and other financial instruments.

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's entire portfolio.

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

     At September 30, 1995, the recorded investment in loans that was considered to be impaired under SFAS 114 was $853 million which consisted of total cash basis loans and renegotiated loans. Included in this amount was $444 million of loans for which the related valuation allowance was $88 million.


EXPENSES

                 Third Quarter 1995 vs. Third Quarter 1994

     Total noninterest expenses of $728 million increased by $15 million, or 2 percent, from the third quarter of 1994. Incentive compensation and employee benefits expense decreased $10 million, or 5 percent. Salaries expense decreased $4 million, or 2 percent, from the third quarter of 1994, mostly due to a 2 percent decrease in the average number of employees.

     All other expenses totaled $345 million for the quarter, up $29 million, or 9 percent, from last year's third quarter. The provision for policyholder benefits and professional fees accounted for this increase.

                   Nine Months 1995 vs. Nine Months 1994

     Total noninterest expenses of $2.140 billion for the first nine months of 1995 increased by $98 million, or 5 percent, from the first nine months of 1994. Excluding the provision for severance-related costs of $50 million, noninterest expenses were $2.090 billion, an increase of $48 million, or 2 percent, from the first nine months of 1994. Incentive compensation and employee benefits expense decreased $106 million, or 19 percent, due to lower bonus expense reflecting reduced earnings. Salaries expense increased $32 million, or 6 percent, from the first nine months of 1994. The number of full time staff at September 30, 1995 was 13,808, a net decrease of 721 from December 31, 1994. Management has implemented expense reduction programs designed to reduce overall operating expenses -- principally noninterest expenses before bonus, policyholder benefits and minority interest. The Corporation previously announced that it would be reducing these expenses, as compared to the annualized fourth quarter 1994 amounts, by approximately $200 million in 1995 and approximately $275 million in 1996. Operating expense trends in the first nine months of 1995 indicate that the Corporation is on target to achieve these cost reductions.

     All other expenses, excluding the provision for severance-related costs, totaled $1.037 billion for the first nine months of 1995, up $122 million, or 13 percent, from the first nine months of 1994. Increases in the provision for policyholder benefits, professional fees and minority interest accounted for almost three-fourths of this increase.

INCOME TAXES

     Income tax expense for the third quarter of 1995 amounted to $69 million, compared with $72 million for the third quarter of 1994. For the first nine months of 1995, income tax expense was $42 million, compared with $219 million for the first nine months of 1994. The effective tax rates for the quarter and nine months ended September 30, 1995, were 31 percent and 32 percent, respectively, compared with 30 percent for the quarter and nine months ended September 30, 1994.

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price if it is higher than the average market price. At no time during the three and nine month periods ended September 30, 1995 and 1994 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):


                                             Quarter Ended  Nine Months Ended
                                             September 30,    September 30,
                                           1995      1994      1995     1994

Net income applicable to common stock      $139      $161       $53     $492

Average number of common shares
outstanding                              78.423    78.564    78.362   79.430

Primary earnings per share
  Average number of common and common
   equivalent shares outstanding         81.039    81.377    80.788   82.397

Fully diluted earnings per share
  Average number of common and common
   equivalent shares outstanding -
   assuming full dilution                81.403    81.427    80.987   82.429

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                             CONDENSED AVERAGE BALANCE SHEETS
                                                            (in millions)
                                                  3rd Qtr 2nd Qtr    4th Qtr
                                                   1995     1995       1994
ASSETS
Interest-bearing deposits with banks           $  2,566 $  2,276   $  2,139
Federal funds sold                                  800    1,331      1,497
Securities purchased under resale
 agreements                                      18,502   23,020     14,380
Securities borrowed                               9,726    8,533      6,494
Trading assets                                   32,621   29,477     33,106
Securities available for sale
  Taxable                                         4,791    4,231      5,240
  Exempt from federal income taxes                1,568    1,749      2,238
    Total securities available for sale           6,359    5,980      7,478
Loans                                            11,714   10,776     12,548
    Total interest-earning assets                82,288   81,393     77,642
Cash and due from banks                           1,848    1,615      1,835
Noninterest-earning trading assets               19,722   20,884     19,778
All other assets                                  6,750    7,137      8,081
Allowance for credit losses                      (1,248)  (1,256)    (1,327)
    Total                                      $109,360 $109,773   $106,009

LIABILITIES
Interest-bearing deposits
  In domestic offices                          $  5,535 $  5,802   $  5,584
  In foreign offices                             15,014   16,042     15,611
    Total interest-bearing deposits              20,549   21,844     21,195
Trading liabilities                              10,817   10,000      8,856
Securities sold under repurchase agreements      20,477   23,967     20,833
Other short-term borrowings                      17,481   14,750     18,327
Long-term debt                                    8,344    7,113      6,310
    Total interest-bearing liabilities           77,668   77,674     75,521
Noninterest-bearing deposits                      3,643    3,169      3,728
Noninterest-bearing trading liabilities          16,576   17,821     15,539
All other liabilities                             6,277    6,124      6,212
    Total liabilities                           104,164  104,788    101,000

PREFERRED STOCK OF SUBSIDIARY                       250      250        250

STOCKHOLDERS' EQUITY
Preferred stock                                     864      691        395
Common stockholders' equity                       4,082    4,044      4,364
    Total stockholders' equity                    4,946    4,735      4,759
    Total                                      $109,360 $109,773   $106,009

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

                Third Quarter 1995 vs. Second Quarter 1995

     The Corporation's average total assets amounted to $109.4 billion for the third quarter of 1995, a decrease of $413 million from the second quarter of 1995. Average interest-earning assets increased $895 million, or 1 percent, and the proportion of interest-earning assets to total assets increased slightly, from 74 percent to 75 percent. The increase in interest-earning assets was primarily due to increases in trading assets (up $3.1 billion, or 11 percent), securities borrowed (up $1.2 billion, or 14 percent) and loans (up $938 million, or 9 percent) offset in part by a decrease in securities purchased under resale agreements (down $4.5 billion, or 20 percent). Interest-earning trading assets as a percentage of average total assets increased from 27 percent to 30 percent. Noninterest-earning trading assets decreased $1.2 billion, or 6 percent, from the second quarter of 1995.

     Average total liabilities decreased $624 million, or 1 percent, from the second quarter of 1995. Within interest-bearing liabilities a decrease in securities sold under repurchase agreements (down $3.5 billion, or 15 percent) was offset in part by an increase in other short-term borrowings (up $2.7 billion or 19 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities decreased slightly from 50 percent to 49 percent in the third quarter of 1995. Noninterest-bearing trading liabilities decreased $1.2 billion, or 7 percent, from the second quarter of 1995.

                Third Quarter 1995 vs. Fourth Quarter 1994

     The Corporation's average total assets for the third quarter of 1995, increased $3.4 billion, or 3 percent, from the fourth quarter of 1994. Average interest-earning assets increased $4.6 billion, or 6 percent, and the proportion of interest-earning assets to total assets increased, from 73 percent to 75 percent. The increase in interest-earning assets was primarily due to increases in securities purchased under resale agreements (up $4.1 billion, or 29 percent) and securities borrowed (up $3.2 billion, or 50 percent) offset in part by a decrease in securities available for sale (down $1.1 billion, or 15 percent) and loans (down $834 million, or 7 percent). As a percentage of average total assets, interest-earning trading assets decreased from 31 percent to 30 percent in the third quarter of 1995, and loans decreased from 12 percent to 11 percent.

     Average total liabilities increased $3.2 billion, or 3 percent, from the fourth quarter of 1994. Interest-bearing liabilities increased $2.1 billion, or 3 percent, from last year's fourth quarter. This increase was primarily attributable to increases in long-term debt (up $2.0 billion, or 32 percent) and trading liabilities (up $2.0 billion, or 22 percent) offset in part by a decrease in other short-term borrowings (down $846 million, or 5 percent) and interest-bearing deposits (down $646 million, or 3 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities decreased to 49 percent, from 52 percent in the fourth quarter of 1994. Noninterest-bearing trading liabilities increased $1.0 billion from the fourth quarter of 1994.

                  Trading Assets and Trading Liabilities

     The components of these accounts, which are carried at fair value, were as follows (in millions):


                                               September 30, December 31,
                                                        1995        1994

TRADING ASSETS
U.S. government and agency securities                $10,656     $10,974
Obligations of U.S. states and
 political subdivisions                                  468         179
Foreign government securities                          9,574       8,359
Corporate debt securities                              5,267       5,571
Equity securities                                      4,892       3,850
Bankers acceptances and certificates
 of deposit                                            3,254       1,316
Swaps, options and other
 derivative contracts (1)                             11,885      14,071
Other                                                  4,368       3,194
Total trading assets                                 $50,364     $47,514

TRADING LIABILITIES
Securities sold, not yet purchased
  U.S. government and agency securities              $ 5,966      $4,159
  Foreign government securities                        3,424       2,751
  Equity securities                                    3,105       2,298
  Other                                                  376         174
Swaps, options and other
 derivative contracts (1)                             11,801      11,567
Total trading liabilities                            $24,672     $20,949

(1)Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with FASB
  Interpretation No. 39.

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions):


                                          September 30, June 30, December 31,
                                                   1995     1995        1994

Fair value                                       $7,140   $6,479     $7,475
Amortized cost                                    6,897    6,396      7,306
Excess of fair value over
 amortized cost (1)                              $  243   $   83     $  169

(1) Components:
      Unrealized gains                             $323     $168      $ 270
      Unrealized losses                             (80)     (85)      (101)
                                                   $243     $ 83      $ 169

Included in the September 30, 1995 amounts was a portion of the Corporation's merchant banking investment in Northwest Airlines Corporation that was transferred from other assets to securities available for sale during the quarter.


                              Long-term Debt

     During the third quarter of 1995, the Corporation obtained $1.014 billion of cash proceeds from the issuances of long-term debt and repaid $137 million of long-term debt. The larger of these debt issuances were as follows (in millions):


                                                             Face Amount
Bankers Trust Company
Redeemable Preference Securities due
 June 2000 to December 2003 (1)                                     $554
Bank Notes due May 2006                                             $112

BT Securities Corporation
Floating Rate Notes due 1998                                        $200

(1) At September 30, 1995, certain subsidiaries of Bankers Trust Company had outstanding $2.0 billion of mandatorily redeemable preference securities with maturities ranging from September 1996 to December 2003.

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivatives:

                                          At September 30,   Average During
                                                1995          3rd Qtr.1995
                                                 (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                       $16,330   $(14,692) $16,590  $(16,652)
Interest Rate Contracts
  Forwards                                172       (106)     134      (126)
  Options purchased                     1,130               1,176
  Options written                                 (2,301)            (1,670)
Foreign Exchange Rate Contracts
  Spot and Forwards                     9,488    (10,152)  11,100   (10,279)
  Options purchased                     1,282               1,426
  Options written                                 (1,177)            (1,083)
Equity-related contracts                1,751     (1,784)   1,766    (1,787)
Commodity-related and other contracts     587       (480)     614      (429)

Exchange-Traded Options
Interest Rate                              29        (41)     100       (56)
Equity                                    151       (103)     149       (82)
Commodity                                   -          -        -        (2)
Total Gross Fair Values                30,920    (30,836)  33,055   (32,166)
Impact of Netting Agreements          (19,035)    19,035  (18,844)   18,844

                                      $11,885(1)          $14,211

                                                $(11,801)(1)       $(13,322)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                           At December 31,   Average During
                                                1994            4th Qtr.1994
                                                  (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                       $ 15,055  $(11,388) $ 15,087 $(12,042)
Interest Rate Contracts
  Forwards                                  91      (127)       77      (96)
  Options purchased                      1,211               1,363
  Options written                                 (2,330)            (2,109)
Foreign Exchange Rate Contracts
  Spot and Forwards                      8,127    (7,988)   12,133  (12,150)
  Options purchased                      1,504               1,378
  Options written                                 (1,522)            (1,280)
Equity-related contracts                 1,005    (1,316)    1,660   (1,778)
Commodity-related and other contracts      578      (451)      479     (411)

Exchange-Traded Options
Interest Rate                              191      (113)      105      (80)
Foreign Exchange                             -       (62)       19      (54)
Equity                                      82       (43)       90      (63)
Total Gross Fair Values                 27,844   (25,340)   32,391  (30,063)
Impact of Netting Agreements           (13,773)   13,773   (17,843)  17,843

                                      $ 14,071 (1)        $ 14,548

                                                $(11,567) (1)      $(12,220)

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

     At September 30, 1995, total net end-user derivative unrealized gains were $1 million, compared to $330 million of total net end-user derivative unrealized losses at December 31, 1994. The $331 million improvement during the first nine months of 1995 was due to decreases in interest rates.

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



                                             Other       Net invest-
                                            short-          ments in
               Securities       Interest-     term   Long-   foreign
(in millions)   available  Other  bearing  borrow-    term    subsi-
September 30,    for sale assets deposits   ings      debt   diaries   Total
1995
Interest Rate Swaps
  Pay Variable
   Unrealized Gain  $  -     $-     $ 82      $ 5    $ 224      $-    $ 311
   Unrealized (Loss)   -      -      (26)      (4)    (49)       -      (79)
  Pay Variable Net     -      -       56        1      175       -      232
  Pay Fixed
   Unrealized Gain     1      -       22        -       30       -       53
   Unrealized (Loss) (56)     -      (68)      (1)    (75)       -     (200)
  Pay Fixed Net      (55)     -      (46)      (1)    (45)       -     (147)
  Total Unrealized
   Gain                1      -      104        5      254       -      364
  Total Unrealized
   (Loss)            (56)     -      (94)      (5)   (124)       -     (279)
  Total Net         $(55)    $-     $ 10      $ -    $ 130      $-    $  85

Forward Rate Agreements
  Unrealized Gain     $-     $-      $ 3       $-       $-      $-      $ 3
  Unrealized (Loss)    -      -       (3)       -        -       -       (3)
  Net                 $-     $-      $ -       $-       $-      $-      $ -

Currency Swaps and Forwards
  Unrealized Gain    $ -     $-     $ 20      $ -     $ 24    $  -     $ 44
  Unrealized (Loss)   (1)     -      (15)      (1)    (44)     (38)     (99)
  Net                $(1)    $-     $  5      $(1)   $(20)    $(38)    $(55)

Other Contracts (1)
  Unrealized Gain    $ -   $  -       $-       $-       $-      $-     $  -
  Unrealized (Loss)   (5)   (24)       -        -        -       -      (29)
  Net                $(5)  $(24)      $-       $-       $-      $-     $(29)

Total Unrealized
 Gain               $  1   $  -    $ 127      $ 5    $ 278    $  -    $ 411
Total Unrealized
 (Loss)              (62)   (24)    (112)      (6)   (168)     (38)    (410)
Total Net           $(61)  $(24)   $  15      $(1)   $ 110    $(38)   $   1

(1) Other contracts are principally equity swaps and collars.


                                             Other       Net invest-
                                            short-          ments in
               Securities        Interest-    term   Long-   foreign
(in millions)   available  Other   bearing borrow-    term    subsi-
December 31,     for sale assets  deposits    ings    debt   diaries   Total
1994
Interest Rate Swaps
  Pay Variable
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

At September 30, 1995
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1995            $ 6,594    5.86%    5.91% $ 1,314    5.98%    5.74% $ 7,908

1996-1997        19,442    6.05     5.92    9,791     5.96    6.21   29,233

1998-1999         2,527    6.04     5.86      981     4.30    5.11    3,508

2000 and
thereafter        5,677    7.00     6.03    1,875     4.94    6.59    7,552
Total           $34,240                   $13,961                   $48,201

All rates were those in effect at September 30, 1995. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.


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

     Based on their respective regulatory capital ratios at September 30, 1995, both Bankers Trust Company ("BTCo.") and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     All three regulatory capital ratios, at both September 30, 1995 and December 31, 1994, excluded any benefit from the adoption of SFAS 115.

     The table below indicates the regulatory capital ratios of the Corporation and BTCo. and the minimum regulatory guidelines.

                                                                          FRB
                                                                      Minimum
                                      September 30,  December 31,  Regulatory
                                                1995         1994  Guidelines
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                               8.09%        9.05%       4.0%
  Total Capital                               12.96%       14.77%       8.0%
Leverage Ratio                                 5.53%        5.26%       3.0%

BTCo.
Risk-Based Ratios
  Tier 1 Capital                               8.75%        9.92%       4.0%
  Total Capital                               11.09%       12.90%       8.0%
Leverage Ratio                                 5.50%        5.91%       3.0%


     The following were the essential components of the Corporation's risk-based capital ratios (in millions):

                                               September 30, December 31,
                                                        1995        1994

Tier 1 Capital                                        $4,490      $4,372
Tier 2 Capital                                         2,705       2,760
Total Capital                                         $7,195      $7,132

Total risk-weighted assets                           $55,517     $48,285

     During the first nine months of 1995, the Corporation's Tier 1 Capital and Total Capital ratios declined by 96 basis points and 181 basis points, respectively, as a result of the increase in total risk-weighted assets. The Leverage Ratio increased by 27 basis points during the first nine months of 1995 primarily as a result of the decrease in average total assets. The $118 million increase in Tier 1 Capital was primarily attributable to the issuances of preferred stock offset by the decrease in retained earnings due to the cash dividends declared. The Corporation's total risk-weighted assets at September 30, 1995 were $7.232 billion higher than at year-end 1994.


LIQUIDITY

     Liquidity management at the Corporation focuses on both asset liquidity and liability management. Enhancing asset liquidity remains a particularly important element of the Corporation's liquidity management philosophy. At the same time, management is continually seeking opportunities to further diversify the Corporation's funding sources.

     Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets and securities available for sale. At September 30, 1995, the Corporation's liquid assets amounted to $84.4 billion, or 80 percent of gross total assets, compared with 82 percent and 80 percent, respectively, at June 30, 1995 and December 31, 1994.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 6.

     Cash and due from banks decreased $270 million during the first nine months of 1995, as net cash used in investing activities exceeded the sum of net cash provided by financing and operating activities. Within the investing activities category, cash outflows from net changes in securities purchased under resale agreements ($6.1 billion) and purchases of securities available for sale ($3.0 billion) were offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($3.8 billion) as well as net changes in federal funds sold ($2.5 billion). The $1.8 billion of net cash provided by financing activities was largely the result of cash inflows from the issuances of long-term debt ($3.2 billion) and net changes in securities sold under repurchase agreements ($1.9 billion) offset in part by cash outflows from the net changes in other short-term borrowings ($1.5 billion) and repayments of long-term debt ($1.1 billion). The $919 million of net cash provided by operating activities primarily resulted from a $692 million net change in trading assets and liabilities.

     For the nine months ended September 30, 1994, cash and due from banks increased $30 million, as the net cash used in investing activities exceeded the sum of net cash provided by operating and financing activities. The $8.3 billion of net cash used in investing activities was largely the result of cash outflows from net changes in securities purchased under resale agreements ($5.5 billion), as well as from purchases of securities available for sale ($4.4 billion) and net changes in securities borrowed ($2.8 billion). These factors were partially offset by cash inflows from sales, maturities and other redemptions of securities available for sale ($4.0 billion). The $5.5 billion of net cash provided by operating activities primarily resulted from a $6.7 billion net change in trading assets and liabilities. Within the financing activities category, cash inflows from the net changes in other short-term borrowings ($2.5 billion), as well as from issuances of long-term debt ($1.8 billion) and net changes in securities sold under repurchase agreements ($1.4 billion) were offset in part by cash outflows from repayments of long-term debt ($1.4 billion) and the net change in deposits ($1.1 billion).


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at September 30, 1995 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval                                        Non-
                                                        interest-
                               Within   1 - 5    After    bearing
(in billions) September 30,    1 year   years  5 years      funds    Total
1995

Assets                        $ 72.0     $ 3.1     $ 3.0    $ 25.8   $103.9
Liabilities, preferred stock
 of subsidiary and preferred
 stock                         (65.0)     (7.1)     (2.2)    (25.4)   (99.7)
Common stockholders' equity        -         -         -      (4.2)    (4.2)
Effect of off-balance sheet
 hedging instruments            (7.8)      5.6       2.2         -        -
Interest rate sensitivity gap $  (.8)    $ 1.6     $ 3.0    $ (3.8)  $    -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                              September 30, December 31,
                                                       1995        1994
CASH BASIS LOANS (NONREFINANCING COUNTRY)
  Domestic
    Commercial and industrial                          $237        $316
    Secured by real estate                              326         277
    Financial institutions                               10          25
Total domestic                                          573         618
  International
    Commercial and industrial                           107         247
    Secured by real estate                               68          79
    Financial institutions                                2          48
    Other                                                 2           2
Total international                                     179         376
Total cash basis loans (nonrefinancing country)         752         994

CASH BASIS LOANS (REFINANCING COUNTRY)
  International                                           -           2
Total cash basis loans                                 $752        $996

Ratio of cash basis loans to total loans                5.9%        8.0%

Ratio of allowance for credit losses to cash
 basis loans                                            137%        126%

RENEGOTIATED LOANS
Secured by real estate                                 $ 89         $65
Other nonrefinancing country                             12           1
Total renegotiated loans                               $101         $66

OTHER REAL ESTATE                                      $281        $301

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                      $62         $61
Nonperforming derivative contracts                        2           2
Total other nonperforming assets                        $64         $63

Loans 90 days or more past due and still
 accruing interest                                       $-          $-

     An analysis of the changes in the Corporation's total cash basis loans during the first nine months of 1995 follows (in millions).

Balance, December 31, 1994                                       $ 996
Net transfers to cash basis loans                                  250
Net paydowns                                                      (212)
Charge-offs                                                       (270)
Net transfers from other real estate (1)                            13
Other                                                              (25)
Balance, September 30, 1995                                      $ 752
<F/N>
(1) Includes $35 million of in-substance foreclosed properties that were transferred from other real estate to cash basis loans as a result of the adoption of SFAS 114.


     The Corporation's total cash basis loans amounted to $752 million at September 30, 1995, down $244 million, or 24 percent, from December 31, 1994.

     The decrease in cash basis loans was primarily due to the previously mentioned leveraged derivative contract charge-offs of $205 million against the allowance for credit losses during the current quarter. Within cash basis loans, leveraged derivative contracts were $79 million and $351 million at September 30, 1995 and December 31, 1994, respectively. Also within cash basis loans, loans secured by real estate increased $38 million, to $394 million, during the first nine months of 1995. Commercial and industrial loans to highly leveraged borrowers were $148 million and $150 million at September 30, 1995 and December 31, 1994, respectively.

     Other real estate decreased by $20 million during the first nine months of 1995 primarily as a result of the adoption of SFAS 114 during the first quarter of 1995 which required the transfer of in-substance foreclosed properties, where the Corporation had not taken possession of the collateral, to cash basis.

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

                                                        Nine Months Ended
                                                           September 30,
(in millions)                                           1995        1994
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                        $50         $30
  Less, interest, net of reversals, recognized
   in interest revenue                                     7           3
Reduction of interest revenue                             43          27
International Loans
  Gross amount of interest that would have
   been recorded at original rate                         13          12
  Less, interest, net of reversals, recognized
   in interest revenue                                     -           3
Reduction of interest revenue                             13           9
Total reduction of interest revenue                      $56         $36


HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow are generally based on the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1994 Annual Report on Form 10-K, on page 39, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                  September 30,  December 31,
(in millions)                                           1995        1994
Loans
  Senior debt                                           $772      $  959
  Subordinated debt                                       63         101
Total loans                                             $835      $1,060

Unfunded commitments
  Commitments to lend                                   $565        $311
  Letters of credit                                      123         198
Total unfunded commitments                              $688        $509

Equity investments                                      $665        $413

Commitments to invest                                   $313        $313

     The Corporation's outstanding loans were to 77 separate borrowers in 34 separate industry groups at September 30, 1995, compared to 76 separate borrowers in 30 separate industry groups at December 31, 1994. There were no industry concentrations which exceeded 10 percent of total HLT loans outstanding at September 30, 1995.

     In addition to the amounts shown in the table above, at September 30, 1995, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $665 million (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first nine months of 1995, the Corporation originated $1.4 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at September 30, 1995 was less than $11 million. However, at September 30, 1995, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 9 separate highly leveraged borrowers.

     At September 30, 1995, $148 million of the HLT loan portfolio was on a cash basis. In addition, $6 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $28 million of HLT loans were recorded in the first nine months of 1995. In addition, the Corporation recorded a net gain of $109 million in connection with the sales and/or write-offs of its equity investments in highly leveraged companies during the first nine months of 1995.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $80 million during the first nine months of 1995 and that as of September 30, 1995, approximately $19 million of fees were deferred and will be recognized as future revenue.

RECENT DEVELOPMENTS

     Following the sharp increase in interest rates during the first quarter of 1994, various counterparties that had entered into leveraged derivative transactions with certain subsidiaries of the Corporation experienced losses and some of those counterparties have made claims against the Corporation. The Corporation has settled some of the claims made by certain counterparties and is contesting allegations made by others. In the fourth quarter of 1994, Procter & Gamble brought a lawsuit against Bankers Trust Company and its subsidiaries ("BTCo."). In the first quarter of 1995 the suit was amended to include BT Securities Corporation, and in the third quarter of 1995, the suit was further amended to add Claims under Title IX of the Organized Crime Control Act of 1970. The suit seeks to void and rescind two interest rate swap transactions entered into with BTCo. and claims $195.5 million in compensatory damages and unspecified punitive damages.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed two reports on Form 8-K during the quarter ended September 30, 1995.

         - The report dated July 20, 1995 filed the Corporation's Press Release dated July 20, 1995, which announced earnings for the quarter ended June 30, 1995.

         - The report dated September 21, 1995 filed the Corporation's Press Release which announced that Frank N. Newman has joined Bankers Trust New York Corporation and Bankers Trust Company as senior vice chairman and a director.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1995.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: GEOFFREY M. FLETCHER
                                       Geoffrey M. Fletcher
                                       Senior Vice President and
                                       Principal Accounting Officer











                    BANKERS TRUST NEW YORK CORPORATION
                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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