Form 10-K
period 1995-12-31
BANKERS TRUST NEW YORK CORP
filed 1996-03-07
CIK 9749

                      BANKERS TRUST NEW YORK CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995




Pages 1-31 represent portions of the 1995 Annual Report to Stockholders which are not required by the Form 10-K report and are not "filed" as part of the Form 10-K.

The Form 10-K cover page and cross reference index are on pages 107 and 108, respectively.

TABLE 1 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------
($ in millions, except per share data)                          1995      1994      1993      1992      1991
--------------------------------------------------------------------------------------------------------------
FOR THE YEAR
  Net interest revenue (book basis)                           $    817   $ 1,172   $ 1,314   $ 1,147   $   737
  Noninterest revenue                                            2,423     2,473     3,364     2,331     2,522

  Income before cumulative effects of accounting changes      $    215   $   615   $ 1,070   $   639   $   667
  Cumulative effects of accounting changes                          --        --       (75)      446        --
--------------------------------------------------------------------------------------------------------------
  Net income                                                  $    215   $   615   $   995   $ 1,085   $   667
--------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
  Primary Earnings Per Share
    Income before cumulative effects of accounting changes    $   2.03   $  7.17   $ 12.40   $  7.23   $  7.65
    Cumulative effects of accounting changes                        --        --      (.89)     5.30        --
--------------------------------------------------------------------------------------------------------------
  Net income                                                  $   2.03   $  7.17   $ 11.51   $ 12.53   $  7.65
--------------------------------------------------------------------------------------------------------------
  Fully Diluted Earnings Per Share
    Income before cumulative effects of accounting changes    $   2.02   $  7.17   $ 12.29   $  7.22   $  7.65
    Cumulative effects of accounting changes                        --        --      (.88)     5.29        --
--------------------------------------------------------------------------------------------------------------
  Net income                                                  $   2.02   $  7.17   $ 11.41   $ 12.51   $  7.65
--------------------------------------------------------------------------------------------------------------
  Cash dividends declared                                     $   4.00   $  3.70   $  3.24   $  2.88   $ 2.605
   --as a percentage of net income (1)                             198%       52%       26%       40%       34%
  Book value, end of year (2)                                    50.58     53.67     51.90     43.23     34.93
  Market price
    High                                                            72    84 5/8    83 1/2    70 1/8        68
    Low                                                         49 3/4    54 3/4    65 3/4        50    39 1/2
    End of year                                                 66 1/2    55 3/8    79 1/8    68 1/2    63 3/4
  Price/earnings ratio, end of year (1)                           32.8x      7.7x      6.4x      9.5x      8.3x
  Cash dividend yield, end of year                                 6.0%      7.2%      4.5%      4.6%      4.4%

AT YEAR END
  Total assets                                                $104,002   $97,016   $92,082   $72,886   $63,959
  Long-term debt                                                 9,294     6,455     5,597     3,992     3,081
  Preferred stock of subsidiary                                    250       250       250        --        --
  Preferred stock (Corporation)                                    865       395       250       500       500
  Common stockholders' equity                                    4,119     4,309     4,284     3,621     2,912
  Total stockholders' equity                                     4,984     4,704     4,534     4,121     3,412

PROFITABILITY RATIOS
  Return on average common stockholders' equity (1)               3.98%    13.48%    26.33%    19.52%    23.10%
  Return on average total stockholders' equity (1)                4.43%    12.97%    25.01%    17.65%    20.59%
  Return on average total assets (1)                               .20%      .59%     1.25%      .86%     1.09%

CAPITAL RATIOS
  Common stockholders' equity to total assets, end of year        3.96%     4.44%     4.65%     4.97%     4.55%
  Total stockholders' equity to total assets, end of year         4.79%     4.85%     4.92%     5.65%     5.33%
  Average total stockholders' equity to average total assets      4.42%     4.52%     4.91%     5.44%     5.29%
  Bankers Trust New York Corporation:
    Risk-Based Capital Ratios (1992 year-end guidelines)
        Tier 1 Capital (3)                                        8.51%     9.05%     8.50%     7.75%     6.11%
        Total Capital (3)                                        13.90%    14.77%    14.46%    13.64%    10.86%
    Leverage Ratio (3)                                            5.12%     5.26%     6.28%     6.05%     5.15%
  Bankers Trust Company:
    Risk-Based Capital Ratios (1992 year-end guidelines)
        Tier 1 Capital (3)                                        9.47%     9.92%     9.38%     7.99%     5.58%
        Total Capital (3)                                        12.78%    12.90%    12.96%    12.01%     9.07%
    Leverage Ratio (3)                                            5.14%     5.91%     6.01%     5.59%     4.41%

EMPLOYEES, AT DECEMBER 31
  In domestic offices                                            7,760     8,258     8,300     8,096     7,745
  In foreign offices                                             6,309     6,271     5,271     4,821     4,343
--------------------------------------------------------------------------------------------------------------
    Total                                                       14,069    14,529    13,571    12,917    12,088
--------------------------------------------------------------------------------------------------------------

(1) These figures exclude the cumulative effects of accounting changes recorded in 1993 and 1992.
(2) This calculation includes the effect of the vested portion of common shares issuable under deferred stock awards.
(3) In accordance with regulatory guidelines the figures at December 31, 1995, 1994 and 1993, exclude any benefit from the adoption of SFAS 115. In addition, regulatory capital ratios at December 31, 1992 were not restated in connection with the adoption, retroactive to January 1, 1992, of SFAS 109.


32 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW
================================================================================

Management's discussion and analysis of Bankers Trust New York Corporation's results of operations and financial condition appears on pages 33 through 59. The discussion and analysis should be read in conjunction with the financial statements and supplemental financial data, which begin on page 62.

RESULTS OF OPERATIONS

SUMMARY OF 1995 RESULTS

For the year 1995 Bankers Trust New York Corporation and subsidiaries (the "Corporation", or the "Firm") earned $215 million, or $2.03 primary earnings per share. For the year 1994, the Corporation earned $615 million, or $7.17 primary earnings per share.

    The 1995 results reflected significant declines in trading and trading-related net interest revenue from the results achieved in 1994, as well as special charges related to restructuring and settlement of leveraged derivative transaction-related matters.

BUSINESS FUNCTIONS

In addition to the reported income statement categories, the Corporation breaks down and analyzes its businesses on the basis of five interrelated business functions, which represent its core business activities. Their definitions and respective shares of income before cumulative effects of accounting changes are presented below:

    --Client Finance: Meeting the credit and capital needs of clients.
    --Client Advisory: Providing advice and structuring transactions designed to implement client financial strategies.
    --Client Financial Risk Management: Helping clients manage their financial exposure.
    --Client Transaction Processing: Providing operating and administrative services to clients.
    --Trading and Positioning: Proprietary activity involving securities, derivatives, currency, commodity and funding transactions, as well as positions assumed as part of client risk management activities.

    Because the Corporation's business is complex in nature and its operations are highly integrated, it is impractical to segregate the respective contributions of the business functions with precision. For example, the Client Advisory function is difficult to split from the Client Finance function, since most complex financings include both an element of advice and the arrangement of credit for the client. Further, transactions undertaken for purposes of Client Financial Risk Management may contain an element of Client Finance or Trading and Positioning. Finally, the Trading and Positioning function serves as an element of support for client-based activities. As a result, estimates and subjective judgments have been made to apportion revenue and expenses among the business functions. In addition, certain revenue and expenses have been segregated and reported in other (unallocated) because, in the opinion of management, they could not be reasonably allocated or because their attribution to a particular function would be distortive. Despite these important qualifications concerning the precision of the allocation of income before cumulative effects of accounting changes among the functions, the Corporation believes that the categories and the amounts presented help provide reasonable insight into the sources of its income. Subject to the foregoing limitations, estimates and assumptions, a discussion of significant factors affecting the results is presented below.

BUSINESS FUNCTIONS PROFITABILITY

(in millions) Year Ended December 31,              1995         1994       1993
--------------------------------------------------------------------------------
Client Finance                                    $ 141         $140      $   76
Client Advisory                                      67           87          63
Client Financial Risk Management                   (202)         259         336
Client Transaction Processing                        76           99          60
Trading and Positioning                             250           71         594
Other (unallocated)                                (117)         (41)        (59)
--------------------------------------------------------------------------------
Income Before Cumulative Effects                  $ 215         $615      $1,070
--------------------------------------------------------------------------------

    Client Finance--Client Finance activities generate net interest revenue and corporate finance fees from the following major products: debt and equity underwriting, commercial paper, lending, loan syndication, leasing, structured finance and private placements. Client Finance income in 1995 of $141 million remained comparable with the prior year's results, as volumes and profitability from loan syndications, private placements and underwritings continued to be relatively consistent with those achieved in 1994. Credit costs also remained comparable in relation to those in the prior year.

    Client Finance income in 1994 rose 84 percent, to $140 million, up from $76 million in 1993, mainly as a result of increased volumes of loan syndications throughout the year and lower credit costs attributable to the continuing improvement in the Corporation's loan portfolio.

    Client Advisory--Client Advisory activities include asset management, trust advisory, mergers and acquisition, strategic risk management, insurance and other specialized advisory services. These activities principally give rise to fiduciary and funds management revenue, and fees and commissions. Client Advisory income in 1995 declined 23 percent, to $67 million, down from $87 million in 1994. This decline was principally attributable to lower revenues from mergers and acquisition and other advisory activities, and higher expenses in the Firm's funds management activities.

    Client Advisory income rose to $87 million in 1994 from $63 million in 1993, an increase of 38 percent. This increase was principally attributable to an overall increase in assets under management at the Corporation's Australian subsidiary, improved profitability in the insurance business conducted by the Corporation's Chilean subsidiary, Consorcio Nacional de Seguros S.A., and higher merger and acquisition fees. These positive factors in 1994 were somewhat offset by lower levels of performance-based funds management fees.

    Client Financial Risk Management--Primary risk management products include derivatives contracts related to interest rates, currencies, equities and commodities (or indices thereof), and credit. These products generate both trading and net interest revenue. Client Financial Risk Management posted a loss of $202 million in


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 33

--------------------------------------------------------------------------------

1995, compared to income of $259 million in 1994. This decline was principally attributable to losses sustained during the first quarter in connection with Latin American derivatives positions, during which time these markets experienced a lack of liquidity and extreme volatility. Also contributing to this decline were lower average margins on risk management products throughout the year, as a result of lower market demand for more complex transactions. However, overall transaction volumes remained consistent with those seen in the prior year.

    Client Financial Risk Management income fell 23 percent in 1994 to $259 million, from a record $336 million in 1993. Uncertain market conditions and an overall slowdown in transaction volumes in the marketplace contributed to this decline in profitability. In addition, $35 million of trading revenue related to leveraged derivative transactions was not recognized due to credit concerns.

    Client Transaction Processing--This business function produces net interest revenue, fiduciary and funds management revenue, and fees and commissions from money transfer, securities custody and clearance, securities lending, and retirement plan recordkeeping and administrative services. Client Transaction Processing income in 1995 fell to $76 million, down from $99 million in 1994, a decline of 23 percent. This is principally attributable to lower processing volumes during the first half of the year, and higher costs during the first quarter.

    In 1994, Client Transaction Processing income rose 65 percent, to $99 million, from $60 million in 1993. Key contributors to this increase were improved money transfer volumes and increased participation in securitized trust arrangements involving collateralized mortgages and other types of asset-backed financings.

    Trading and Positioning--Trading and positioning activities involve U.S. government and agency securities, foreign government securities, various derivative positions (including those assumed on behalf of clients), currencies, equities (including private equities which are generally held for the intermediate- to long-term) and commodities. Trading and Positioning income of $250 million in 1995 increased $179 million over the 1994 results of $71 million. This increase was largely attributable to net revenue from equity investment transactions, including pre-tax gains totaling $207 million on the sale of a substantial portion of the Corporation's investment in Northwest Airlines Corporation.

    Trading and Positioning income in 1994 dropped 88 percent, to $71 million, from the record $594 million in 1993 as a result of the persistently difficult trading year.

    Other (Unallocated)--In 1995, 1994 and 1993 approximately $117 million, $41 million and $59 million, respectively, of corporate expenses were not allocated or attributed to business functions. The corporate expenses in all years included items such as premises costs for temporarily unoccupied space. In 1995, these expenses also included a $50 million pre-tax severance-related charge taken in the first quarter and $86 million of pre-tax charges taken in the fourth quarter related to the settlement of leveraged derivative transactions and related exceptional legal costs. In 1994, these expenses also included a charge of $10 million with respect to a settlement with the Securities and Exchange Commission and the Commodity Futures Trading Commission.

 Change in Functional Analysis

The Corporation is considering changes to this financial analysis to reflect more closely its new organizational structure as described on page 102. These changes will be disclosed in future quarterly filings.

FINANCIAL REPORTING MATTERS

On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." SFAS 114 requires the creation of a valuation allowance for impaired loans based on one of the following: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At December 31, 1995, adoption of this standard resulted in a $90 million allocation of the existing allowance for credit losses to a specific valuation allowance for impaired loans.

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

    On January 1, 1994, the Corporation adopted FASB Interpretation No. 39 ("FIN 39"), "Offsetting of Amounts Related to Certain Contracts." FIN 39 requires that unrealized gains and losses on swaps, forwards, options and similar contracts be recognized as assets and liabilities, except where such gains and losses arise from contracts covered by qualifying master netting agreements. It was the Corporation's former policy to record such unrealized gains and losses on a net basis on the balance sheet. As the result of this adoption, at December 31, 1994 the Corporation's consolidated total assets and total liabilities each increased by approximately $12 billion.


34 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

    Effective December 31, 1993, the Corporation adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." This accounting standard mandates that affected securities which are neither trading securities nor held to maturity be designated as available for sale and reported at fair value, with unrealized gains and losses recorded directly to a separate component of stockholders' equity. At December 31, 1993, the Corporation recorded a credit of $145 million ($88 million on an after-tax basis) in the securities valuation allowance component of stockholders' equity, representing the net unrealized gains on securities available for sale. The adoption of SFAS 115 had no effect on net income.

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

STATEMENT OF INCOME ANALYSIS

NET INTEREST REVENUE

Net interest revenue for 1995 was $817 million, down $355 million, or 30 percent, from 1994. Net interest revenue of $1.172 billion in 1994 decreased by $142 million, or 11 percent, from the amount earned in 1993.

    The $355 million decrease in net interest revenue during 1995 was due to a $369 million, or 80 percent, decrease in trading-related net interest revenue, which totaled $91 million for 1995.

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

    The Firm's non-trading-related net interest revenue, considered to be historically a more stable component of overall net interest revenue, was $726 million in 1995, compared to $712 million in 1994.

    For the 1994 versus 1993 comparison, net interest revenue decreased by $142 million due to a $141 million, or 23 percent, decrease in trading-related net interest revenue, which totaled $460 million for 1994. Total non-trading-related net interest revenue was $712 million for 1994, virtually unchanged compared

TABLE 2 NET INTEREST REVENUE ANALYSIS

The table below presents the Corporation's trend of net interest revenue, average balances and rates. For further details on these statistics, see pages 98 through 100.

----------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                    1995         1994        1993
----------------------------------------------------------------------------------------
Net interest revenue
Book basis                                              $   817      $ 1,172     $ 1,314
Tax equivalent adjustment*                                   41           83          82
----------------------------------------------------------------------------------------
Fully taxable basis                                     $   858      $ 1,255     $ 1,396
----------------------------------------------------------------------------------------
Average balances
Interest-earning assets                                 $82,078      $76,300     $76,798
Interest-bearing liabilities                             78,850       73,748      69,676
----------------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds    $ 3,228      $ 2,552     $ 7,122
----------------------------------------------------------------------------------------
Average rates (fully taxable basis)
Yield on interest-earning assets                           7.22%        6.70%       5.88%
Cost of interest-bearing liabilities                       6.43         5.23        4.48
----------------------------------------------------------------------------------------
Interest rate spread                                        .79         1.47        1.40
Contribution of noninterest-bearing funds                   .26          .17         .42
----------------------------------------------------------------------------------------
Net interest margin                                        1.05%        1.64%       1.82%
----------------------------------------------------------------------------------------

* The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments (which recognize the income tax savings on tax-exempt assets) was 42 percent for 1995, 1994 and 1993.


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 35

--------------------------------------------------------------------------------

to 1993. The average balances of non-trading-related interest-earning assets and interest-bearing liabilities were virtually unchanged from 1993. The average interest rate spread also remained relatively constant in 1994 versus 1993.

PROVISION FOR CREDIT LOSSES

The provision for credit losses amounted to $31 million for 1995, compared with $25 million for 1994 and $93 million in 1993. A discussion of the Corporation's summary of credit loss experience, including charge-off procedures and the adequacy of the allowance for credit losses, appears on page 51.

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

    For the year 1995, trading revenue was $341 million, down $124 million, or 27 percent, from the $465 million reported in 1994. The trading revenue in 1994 was down $1.166 billion from the results reported in 1993. Trading-related net interest revenue decreased to $91 million, down $369 million, or 80 percent, from $460 million reported in 1994. The trading-related net interest in 1994 was down $141 million from 1993 results.

    The table below quantifies the Firm's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                             Trading-
                                                             Related
                                                                 Net
                                                  Trading   Interest
(in millions)                                     Revenue    Revenue       Total
--------------------------------------------------------------------------------
Year Ended December 31, 1995
Interest rate risk                                 $   87       $156      $  243
Foreign exchange risk                                  36         --          36
Equity and commodity risk                             218        (65)        153
--------------------------------------------------------------------------------
Total                                              $  341       $ 91      $  432
--------------------------------------------------------------------------------
Year Ended December 31, 1994
Interest rate risk                                 $  278       $495      $  773
Foreign exchange risk                                 (54)        --         (54)
Equity and commodity risk                             241        (35)        206
--------------------------------------------------------------------------------
Total                                              $  465       $460      $  925
--------------------------------------------------------------------------------
Year Ended December 31, 1993
Interest rate risk                                 $1,066       $642      $1,708
Foreign exchange risk                                 191         --         191
Equity and commodity risk                             374        (41)        333
--------------------------------------------------------------------------------
Total                                              $1,631       $601      $2,232
--------------------------------------------------------------------------------

Interest Rate Risk

As indicated above, a significant portion of the Firm's trading and risk management activities involve positions in interest rate instruments and related derivatives. The revenue from these activities can periodically shift between trading and trading-related net interest revenue, depending on a variety of factors, including risk management activities. The decrease in trading and trading-related net interest revenue in this category was affected by the general volatility in interest rates that occurred in the first quarter of 1995 coupled with unusual fluctuations and associated liquidity problems in the emerging markets of Latin America. As a result, total trading revenue and trading-related net interest revenue associated with interest rate positions declined by 69 percent to $243 million in 1995.

    Total trading revenue and trading-related net interest revenue related to interest rate risk positions fell over 50 percent to $773 million in 1994 from $1.7 billion in 1993. This decrease was due primarily to the sharp, global increase in interest rates that occurred during the first quarter of 1994, which adversely affected the full range of the Firm's positions in these interest-rate-sensitive instruments; those most significantly affected involved European, Japanese and emerging market sovereign debt.

Foreign Exchange Risk

The Firm's trading and risk management strategies also involve positions in foreign exchange and currency related derivatives such as swaps, options, forwards and other similar types of contracts. The general decline in global interest rates favorably impacted positions as trading revenue in this category increased $90 million compared to 1994, due principally to a rebound in the Firm's proprietary trading business.


36 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

    Trading revenue related to foreign exchange risk resulted in a loss of $54 million in 1994, compared to a gain of $191 million in 1993. This decrease was due to the global increase in interest rates that occurred during the first quarter of 1994, which had a considerable effect on foreign currency prices, adversely impacting positions.

Equity and Commodity Risk

The Firm's trading and risk management activities also include positions in equity securities and commodities and related derivatives. Total trading and trading-related net interest revenue decreased $53 million compared to 1994. This decrease included a decline in equity-related derivative products which was reflective of the lower average margin on derivative products as a whole. The volatility in the Latin American markets that occurred in 1995 had a ripple effect on equity prices which was also a factor in the overall performance in this category.

    Total trading revenue and trading-related net interest revenue related to equity and commodity risk was $206 million in 1994, down $127 million, or approximately 40 percent, from the $333 million in 1993. The decline was principally attributable to lower total trading revenue during 1994 from equity securities positions in issuers from the emerging markets of Asia and Latin America.

FIDUCIARY AND FUNDS MANAGEMENT REVENUE

Fiduciary and funds management revenue was $697 million in 1995, down $43 million, or 6 percent, from the record $740 million earned in 1994, which was $37 million higher than the $703 million recorded in 1993.

    The decrease in 1995 was primarily due to a decline in transaction volumes in global fiduciary services, as well as a decline in brokerage fee income at the Corporation's Australian subsidiary as a result of lower fund growth as compared to 1994. Partially offsetting these factors was an increase in custodian fees due to a higher level of global custody assets under management.

    The increase in 1994 compared to 1993 was primarily due to a higher level of assets under management, particularly in the global private banking activities in Australia, as well as increased revenue from custodian and global fiduciary services, offset in part by a decline in performance-based funds management fees.

FEES AND COMMISSIONS

Fees and commissions totaled $712 million for 1995, which represented a decrease of $44 million, or 6 percent, from the record $756 million earned in 1994. Corporate finance fees decreased $33 million, or 8 percent, during 1995. Lower revenue from securities underwriting and merger and acquisition fees were partially offset by higher revenue from private placement fees.

    Fees and commissions totaled $756 million in 1994 which was $46 million higher than the $710 million earned in 1993. Corporate finance fees increased $24 million, or 6 percent, during 1994 to their highest level in five years. This increase was due to higher revenue from loan syndication fees, offset in part by lower fees from securities underwriting and leasing syndication fees.

SECURITIES AVAILABLE FOR SALE GAINS

Securities available for sale gains totaled $180 million for 1995, an increase of $108 million from the $72 million earned in 1994.

    The 1995 results included a $145 million pre-tax gain on the sale of most of the Corporation's merchant banking investment in Northwest Airlines Corporation.

    The gain on the sale of the portion of the Corporation's investment in Northwest Airlines Corporation that had not been classified as available for sale was recorded in other noninterest revenue as discussed below.

OTHER NONINTEREST REVENUE

Other noninterest revenue totaled $493 million for 1995, an increase of $53 million, or 12 percent, from 1994. The largest factor of this increase was higher insurance premium revenue from the Corporation's Chilean subsidiaries primarily as a result of an increase in its annuity business. Also contributing to the year-to-year increase in other noninterest revenue was an increase in net gains from equity investments as 1995 included a $62 million gain on sale of a portion of the Corporation's merchant banking investment in Northwest Airlines Corporation. Partially offsetting these factors was a lower level of equity income from affiliates.

    Other noninterest revenue totaled $440 million for 1994, an increase of $133 million, or 43 percent, from 1993. This increase was due to several factors, including a $59 million increase in insurance premium revenue, a lower level of losses from the revaluation of non-trading foreign currency investments, the impact of an insurance settlement related to the January 1993 fire at the Corporation's headquarters at 280 Park Avenue and unrealized gains related to certain venture capital assets. These results were offset in part by charges related to the funds management business.


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 37

--------------------------------------------------------------------------------

NONINTEREST EXPENSES

In response to the lower revenue and reduced market activity in certain businesses, management, as previously announced, implemented expense reduction programs over the course of 1995. These programs have achieved reductions in base operating expenses (principally, noninterest expenses before bonus, policyholder benefits, minority interest and exceptional legal costs related to leveraged derivative transactions) of $200 million in 1995 as compared to the annualized fourth quarter 1994 levels.

    In order to accomplish these expense reductions, it was anticipated that total staffing would be reduced by approximately 1,400, comprised of 1,000 regular staff and 400 temporary employees. In order to provide for an appropriate cost of severance, the Corporation recorded a provision for severance-related costs of $50 million, pre-tax, in the first quarter of 1995.

    While the targeted staff reductions were achieved as of December 31, 1995, the expansion of certain key businesses necessitated the hiring of additional staff. The number of full time staff at December 31, 1995 was 14,069, a net decrease of 460 from December 31, 1994.

    Although the savings achieved from the expense reduction programs will continue into 1996, their impact will be offset by decisions made as part of the Corporation's planning process at the end of 1995 to expand a number of key businesses and to make selected investments in areas that are showing profitable growth.

    Total noninterest expenses were $2.898 billion for 1995, an increase of $147 million, or 5 percent, from the $2.751 billion recorded in 1994. Excluding the provision for severance-related costs of $50 million, noninterest expenses were $2.848 billion, an increase of $97 million, or 4 percent, from 1994. Incentive compensation and employee benefits expense decreased $84 million, or 12 percent, due to lower bonus expense reflecting the reduced earnings. Salaries expense increased $30 million, or 4 percent, in 1995.

    All other noninterest expenses, excluding the provision for severance-related costs, totaled $1.404 billion for 1995, which was $151 million, or 12 percent, higher than in 1994. This increase was primarily due to an increase in the provision for policyholder benefits as well as an increase in professional fees, which included exceptional legal costs related to leveraged derivative transactions.

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

    All other noninterest expenses totaled $1.253 billion for 1994, up $77 million, or 7 percent, from 1993. Increases in the provision for policyholder benefits, service bureaus, agency personnel fees and minority interest were offset in part by a decrease in other real estate expenses, primarily resulting from a gain on the sale of a foreclosed property as well as a lower level of contribution expenses.

INCOME TAXES

Income tax expense for 1995 amounted to $96 million, compared with $254 million for 1994. The effective tax rate for 1995 was 31 percent, while the 1994 effective tax rate was 29 percent.

    The effective tax rate for 1993 was 31 percent, the calculation of which excluded the income taxes associated with the reported cumulative effects of accounting changes for SFAS 106 and SFAS 112.


38 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

INTERNATIONAL OPERATIONS

International operations have made a significant contribution to consolidated results, consistent with the emphasis the Corporation has placed on foreign markets. The Corporation's assets and summarized results of operations for 1995, 1994 and 1993 have been segregated between domestic and international operations in Note 21 of Notes to Financial Statements. This analysis, which is based on the domicile of the customer, incorporates numerous subjective assumptions.

    International net income totaled $67 million for 1995, compared with $368 million for 1994. International operations contributed 31 percent and 60 percent of the Corporation's net income in 1995 and 1994, respectively.

    The decrease in 1995 international net income, as compared to 1994, was primarily due to a decline in income for the Corporation as a whole. The decrease in international operations' income in proportion to domestic income (31 percent in 1995 as compared to 60 percent in 1994) is primarily due to trading losses incurred in the United Kingdom and Australia/New Zealand. The United Kingdom had a net loss (after Corporate expense allocations) of $134 million, a decrease of $239 million, which was caused by trading losses from Latin American products. The decrease in net income for Australia/New Zealand (to $47 million from $151 million) was primarily due to first quarter trading losses and an overall increase in other expenses.

    Domestic net income decreased by $99 million, to $148 million in 1995 due to a decline in interest earned caused by a reduction in interest-bearing trading assets, decreases in fees and commissions and increases in interest expense and other noninterest expense.

    International total assets were $51.5 billion at December 31, 1995, compared with $36.1 billion at December 31, 1994 and represented 50 percent and 37 percent of total consolidated assets, respectively. The $15.4 billion increase was primarily due to an increase in United Kingdom assets of $3.2 billion, an increase in Western Hemisphere assets of $1.5 billion and a decrease in intersegment activity of $10 billion. Assets for both regions rose due to increases in trading assets. Domestic total assets decreased $8.4 billion to $52.5 billion primarily due to reductions in federal funds sold, domestic trading assets and intersegment balances. These decreases were partially offset by an increase in securities sold under repurchase agreements.

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

    Domestic net income increased by $117 million to $247 million in 1994, primarily due to higher fees and commissions, decreases in the provision for credit losses and noninterest expenses, partially offset by lower trading revenue.

    International total assets were $36.1 billion at December 31, 1994, compared with $35.4 billion at December 31, 1993, which represented 37 percent and 38 percent of total consolidated assets, respectively. The regional changes primarily consisted of an increase in United Kingdom assets of $10.9 billion and an increase in Australia/New Zealand assets of $2.4 billion, and a $5.6 billion decrease in Europe assets. United Kingdom assets increased primarily due to an increase in trading assets, federal funds sold and securities purchased under resale agreements. Australia/New Zealand assets increased primarily due to an increase in trading assets. Europe assets decreased primarily due to a decrease in trading assets. Domestic total assets increased $4.2 billion to $60.9 billion primarily due to an increase in federal funds sold and securities purchased under resale agreements, partially offset by a decrease in net loans and lease financing.


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 39

--------------------------------------------------------------------------------
CHANGES IN FINANCIAL CONDITION

BALANCE SHEET ANALYSIS

Table 3 below highlights the trends in the balance sheet over the past two years. Because annual averages may tend to conceal trends and year-end balances can be distorted by one-day fluctuations, fourth quarter averages for each year are provided to give a better indication of trends in the balance sheet.


TABLE 3 CONDENSED BALANCE SHEETS--FOURTH QUARTER AVERAGES

-------------------------------------------------------------------------------------
(in millions)                                           1995        1994         1993
-------------------------------------------------------------------------------------
ASSETS
  Interest-earning
   Interest-bearing deposits with banks             $  3,624    $  2,139     $  2,042
   Federal funds sold                                  2,387       1,497          488
   Securities purchased under resale agreements       19,126      14,380        8,791
   Securities borrowed                                 9,858       6,494        2,343
   Trading assets                                     31,926      33,106       41,942
   Securities available for sale
     Taxable                                           5,206       5,240           --
     Exempt from federal income taxes                  1,365       2,238           --
-------------------------------------------------------------------------------------
       Total securities available for sale             6,571       7,478           --
   Investment securities
     Taxable                                              --          --        5,541
     Exempt from federal income taxes                     --          --        1,030
-------------------------------------------------------------------------------------
       Total investment securities                        --          --        6,571
   Loans
     In domestic offices                               7,199       6,750        8,446
     In foreign offices                                5,624       5,798        5,765
-------------------------------------------------------------------------------------
       Total loans                                    12,823      12,548       14,211
-------------------------------------------------------------------------------------
     Total interest-earning assets                    86,315      77,642       76,388
  Noninterest-earning
   Cash and due from banks                             1,972       1,835        1,971
   Noninterest-earning trading assets                 17,858      19,778        3,772
   All other assets                                    9,736       8,081        6,528
   Allowance for credit losses                        (1,028)     (1,327)      (1,494)
-------------------------------------------------------------------------------------
Total                                               $114,853    $106,009     $ 87,165
-------------------------------------------------------------------------------------
LIABILITIES
  Interest-bearing
   Interest-bearing deposits
     In domestic offices                            $  5,788    $  5,584     $  8,511
     In foreign offices                               18,404      15,611       12,410
-------------------------------------------------------------------------------------
       Total interest-bearing deposits                24,192      21,195       20,921
   Trading liabilities                                12,599       8,856        7,430
   Securities sold under repurchase agreements        22,680      20,833       21,671
   Other short-term borrowings                        15,960      18,327       14,504
   Long-term debt                                      8,904       6,310        5,450
-------------------------------------------------------------------------------------
     Total interest-bearing liabilities               84,335      75,521       69,976
  Noninterest-bearing
   Noninterest-bearing deposits                        3,606       3,728        3,932
   Noninterest-bearing trading liabilities            15,392      15,539        1,694
   All other liabilities                               6,240       6,212        6,883
-------------------------------------------------------------------------------------
     Total Liabilities                               109,573     101,000       82,485
PREFERRED STOCK OF SUBSIDIARY                            250         250          250
-------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Preferred stock                                       865         395          250
   Common stockholders' equity                         4,165       4,364        4,180
-------------------------------------------------------------------------------------
Total Stockholders' Equity                             5,030       4,759        4,430
-------------------------------------------------------------------------------------
Total                                               $114,853    $106,009     $ 87,165
-------------------------------------------------------------------------------------

The condensed average balance sheets are presented on a slightly different basis than the balance sheets presented in the Financial Statements section of this report, in that the various categories of interest-earning assets and interest-bearing liabilities exclude certain noninterest-earning/bearing components included in the balance sheet captions. These components, excluding noninterest-earning/bearing trading assets/liabilities, are included in "all other assets" and "all other liabilities" in the condensed average balance sheets.


40 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Corporation has sufficient resources to meet the present and foreseeable needs of its business operations for liquidity and capital resources, which are discussed separately below.

Liquidity

Liquidity is the ability to have the funds available at all times to meet the commitments of the Corporation. The Corporation has a formal process for managing liquidity on a global basis for the Firm as a whole as well as for each of its significant subsidiaries. Management's guiding policy is to maintain conservative levels of liquidity designed to ensure that the Firm has the ability to meet its obligations under all conceivable circumstances. Management maintains a dual focus to ensure a conservative liquidity position by promoting asset liquidity and actively managing liability/capital levels, maturities and diversification. The fundamental objective in this regard is to ensure that, even in the event of a complete loss of access to the liability markets, the Corporation will be able to continue to fund those assets that cannot be liquidated in a timely manner.

    The Corporation has a strong global funding presence. The Corporation maintains a centralized funding organizational unit while retaining a funding presence in local markets globally. A consolidated funding function provides for central coordination and control of pricing and global information and strategy, while the proximity to local markets allows for greater customer diversity and the flexibility to respond quickly to market opportunities.

    In addition, the Corporation assesses its liquidity profile, such as asset marketability, asset-to-liability repayment/maturity characteristics and funding diversification, under various stress scenarios. Management believes that the Corporation has the ability to withstand severe and prolonged liquidity shocks, both systemic and institution-specific.

    Most of the Corporation's assets are highly liquid and of high credit quality. The Corporation maintains excess liquidity through its base of liquid assets. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading assets are marked to market daily and primarily consist of U.S. government and agency securities, state and municipal securities, foreign government obligations, and money market instruments. The Corporation's liquid assets amounted to $83.5 billion as of December 31, 1995, and $79.0 billion as of December 31, 1994, both of which equaled 80 percent of gross total assets.

    The Corporation continues to focus on extending and diversifying its funding base by geography, investor segment, legal vehicle issuer, and type of instrument. This is done by strengthening secured funding capabilities and issuing a substantial amount of long-term debt and preferred stock in various markets. The Corporation places particular emphasis on a large and diverse base of stable customer deposits, which are generated incidentally from other transactions or services provided in its Client Transaction Processing business. Also, the Corporation has a relatively high proportion of active unsecured funding which is provided by capital and long-term debt. The Corporation's total stockholders' equity and long-term debt, taken together, have increased by 41 percent since the end of 1993.

    One of the Corporation's principal sources of day-to-day funding is provided by securities sold under repurchase agreements, generally involving U.S. government and agency securities and other OECD sovereign bonds. Short-term financing is also available to the Corporation under various commercial paper programs. The Corporation maintains its own funding team and sales force which obtains directly from investors the majority of its purchased funds. This enables the Corporation to develop and maintain ongoing relationships with a diverse group of investors. The Corporation had available $500 million of unused committed bank lines at December 31, 1995, which could be used as back-up facilities for the Parent Company's commercial paper program or for general purposes. The remainder of the Corporation's short-term borrowings and its deposits are provided by a broadly diversified investor/depositor base in various markets throughout the world.

    The Corporation's consolidated long-term debt at December 31, 1995 totaled $9.3 billion, substantially all of which was unsecured, and consisted of $6.1 billion in senior borrowings and $3.2 billion of subordinated debt, issued principally by the Parent Company and Bankers Trust Company ("BTCo"), the Corporation's principal banking subsidiary. These borrowings mature between 1996 and 2033, as detailed in Note 9 of Notes to Financial Statements.

    The following information should be read in conjunction with the consolidated statement of cash flows, which appears on page 65.

    Cash and due from banks increased $352 million as the net cash provided by operating activities and financing activities exceeded the net cash used in investing activities. The $3.5 billion of net cash provided by operating activities primarily resulted from a $3.4 billion net change in trading assets and liabilities, and receivables and payables from securities transactions. Within investing activities, cash outflows from securities purchased under resale agreements ($8.0 billion) and purchases of securities available for sale ($4.2 billion), were offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($5.7 billion), federal funds sold ($1.7 billion) and interest-bearing deposits with banks ($1.2 billion). Within financing activities, cash inflows from the issuances of long-term debt ($4.7 billion) were partially offset by cash outflows from other short-term borrowings ($2.3 billion) and repayments of long-term debt ($1.6 billion).

    For the year ended December 31, 1994, cash and due from banks increased $235 million, as the net cash provided by operating activities exceeded the net cash used in investing and financing activities. The $12.2 billion of net cash provided by operating activities primarily resulted from a $12.2 billion net change in trading assets and liabilities. Within investing activities, cash outflows from purchases of securities available for sale ($5.8 billion), increases in securities


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 41

--------------------------------------------------------------------------------

borrowed ($3.3 billion), federal funds sold ($2.2 billion) and interest-bearing deposits with banks ($1.8 billion), were partially offset by cash inflows from sales, maturities and other redemptions of securities available for sale ($5.1 billion) and a decrease in loans ($3.2 billion). Within financing activities, cash outflows from a net change in securities sold under repurchase agreements ($8.3 billion) and repayments of long-term debt ($1.6 billion) were offset in part by issuances of long-term debt ($2.4 billion) and an increase in deposits ($1.4 billion).

Capital Resources

The Corporation pursues capital management with the objective of enhancing its ability to execute its global strategic business plans while retaining financial flexibility. Management believes that a strong capital base is critical to achieving these objectives.

    Combined total stockholders' equity and preferred stock of subsidiary totaled $5.234 billion on December 31, 1995, up $280 million, or 6 percent, from year end 1994, which was up $170 million, or 4 percent, from year end 1993. The increase in 1995 was primarily due to the issuance of preferred stock and to net income, partially offset by $361 million of dividends declared on common and preferred stock. The increase in 1994 was due primarily to net income and the net issuance of preferred stock, partially offset by $319 million of dividends declared.

    The Corporation's primary measure of capital strength is the RAROC(TM) framework (see page 46 for further discussion), which quantifies and assigns capital to business activities based upon their credit, interest rate, foreign currency, equity, commodity, liquidity and operating risks. Changes in the Corporation's global balance sheet are monitored centrally on a regular basis. In addition, the Corporation actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. The Corporation manages its capital base and on- and off-balance sheet items to ensure that it remains strongly capitalized.

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

    The Federal Reserve Board's leverage constraint guidelines establish a minimum ratio of Tier 1 Capital to adjusted quarterly average total assets ("Leverage Ratio").

    In accordance with Federal Reserve Board guidelines, the stockholder's equity ($376 million at December 31, 1995 and $426 million at December 31, 1994) and risk assets of BT Securities Corporation are excluded from the calculation of the regulatory capital ratios. In computing these ratios, 50 percent of BT Securities stockholder's equity is deducted from the Corporation's Tier 1 Capital, and 50 percent is deducted from Tier 2 Capital. Similar treatment is accorded the stockholder's equity and risk assets of certain foreign insurance subsidiaries of the Corporation.

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

    Based on their respective regulatory capital ratios at December 31, 1995, both BTCo and Bankers Trust (Delaware) are well capitalized, following the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

    All three regulatory capital ratios, at both December 31, 1995 and 1994, excluded any benefit from the adoption of SFAS 115.

    During 1995, each of the Corporation's three regulatory capital ratios declined. The Tier 1 Capital and Total Capital ratios declined by 54 basis points and 87 basis points, respectively, as the net increase in capital was more than offset by the increase in total risk-weighted assets. The Corporation's total risk-weighted assets at December 31, 1995 were $4.736 billion higher than at year end 1994. The Leverage Ratio decreased by 14 basis points as a result of a 6 percent increase in adjusted quarterly average total assets. The $140 million increase in Tier 1 Capital was primarily attributable to the issuance of preferred stock.

    BTCo's three regulatory capital ratios declined during 1995. The Tier 1 Capital and Total Capital ratios declined by 45 basis points and 12 basis points, respectively. The Leverage Ratio decreased by 77 basis points. Total risk-weighted assets at December 31, 1995 were $3.413 billion higher than at year end 1994. Adjusted quarterly average total assets at December 31, 1995 were 18 percent higher than at year end 1994. The increase in assets was partially offset by the $383 million increase in Total Capital. Tier 1 Capital increased by $131 million due primarily to the issuance of preferred stock. The increase in Tier 2 Capital resulted primarily from an increase in qualifying subordinated debt.

    Table 4 indicates the regulatory capital ratios of the Corporation and BTCo at December 31, 1995 and 1994 and the minimum regulatory guidelines.


42 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

TABLE 4 REGULATORY CAPITAL RATIOS

                                                                             FRB
                                                                         Minimum
                                   December 31,     December 31,      Regulatory
                                           1995             1994      Guidelines
--------------------------------------------------------------------------------
Corporation
Risk-Based Ratios
  Tier 1 Capital                           8.51%            9.05%            4.0%
  Total Capital                           13.90%           14.77%            8.0%
Leverage Ratio                             5.12%            5.26%            3.0%

BTCo
Risk-Based Ratios
  Tier 1 Capital                           9.47%            9.92%            4.0%
  Total Capital                           12.78%           12.90%            8.0%
Leverage Ratio                             5.14%            5.91%            3.0%

    The following were the essential components of the Corporation's and BTCo's risk-based capital ratios at the end of the two most recent years:

(in millions) December 31,                                     1995         1994
--------------------------------------------------------------------------------
Corporation
Tier 1 Capital                                              $ 4,512      $ 4,372
Tier 2 Capital                                                2,858        2,760
--------------------------------------------------------------------------------
Total Capital                                               $ 7,370      $ 7,132
--------------------------------------------------------------------------------
Total risk-weighted assets                                  $53,021      $48,285
--------------------------------------------------------------------------------

BTCo
Tier 1 Capital                                              $ 4,394      $ 4,263
Tier 2 Capital                                                1,532        1,280
--------------------------------------------------------------------------------
Total Capital                                               $ 5,926      $ 5,543
--------------------------------------------------------------------------------
Total risk-weighted assets                                  $46,389      $42,976
--------------------------------------------------------------------------------

   TABLE 5 RISK-WEIGHTED ASSETS

-----------------------------------------------------------------------------------------------------------------------
(in billions) December 31,                                                             1995                 1994
-----------------------------------------------------------------------------------------------------------------------
                                                                                Balance              Balance
                                                                                 sheet/      Risk-    sheet/      Risk-
                                                                               notional   weighted  notional   weighted
                                                                                 amount    amounts    amount    amounts
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks and interest-bearing deposits with banks               $    4.4      $  .7  $    5.4      $  .9
Federal funds sold and securities purchased under resale agreements                18.8        2.0      12.5        2.5
Securities borrowed                                                                 6.2        2.9       6.2        2.5
Trading assets                                                                     47.9       15.9      47.5       11.2
Securities available for sale                                                       6.3        4.6       7.5        4.4
Loans                                                                              12.6       11.0      12.5       10.0
Allowance for credit losses                                                        (1.0)        --      (1.3)        --
All other assets                                                                    8.8        4.9       6.7        4.5
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                      104.0       42.0      97.0       36.0
Less: applicable assets of BT Securities Corporation (1)                           18.7        4.3      15.7        1.8
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                         $   85.3      $37.7  $   81.3      $34.2
-----------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET EXPOSURES
Derivatives                                                                    $1,767.0      $ 7.4  $1,981.7      $ 8.1
Credit-related arrangements                                                        13.9        7.0      13.2        5.6
Securities lending indemnifications                                                29.0         .9      21.0         .3
When-issued securities and other                                                   10.2         .3      10.0         .5
-----------------------------------------------------------------------------------------------------------------------
Total off-balance sheet exposures                                               1,820.1       15.6   2,025.9       14.5
Less: applicable off-balance sheet exposures of BT Securities Corporation (1)       2.2         --     (87.2)       (.2)
-----------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET EXPOSURES                                                    $1,817.9       15.6  $2,113.1       14.7
-----------------------------------------------------------------------------------------------------------------------
Less: allowance for credit losses limitation adjustment                                         .3                   .6
-----------------------------------------------------------------------------------------------------------------------
TOTAL RISK-WEIGHTED ASSETS                                                                   $53.0                $48.3
-----------------------------------------------------------------------------------------------------------------------

(1) As well as certain foreign insurance subsidiaries



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 43

--------------------------------------------------------------------------------

RISK MANAGEMENT

Risk management is a core competency from which the Corporation derives many of its competitive advantages. The ability to measure and manage risk is a prime concern in all of the Corporation's business decisions, and sensitivity to risk-management innovations and issues is an integral part of its culture. Four overarching principles guide the Corporation's management of risk:

    - a firm-wide commitment to effective risk management starts at the senior-management level;
    - a strong, centralized and independent control function for risk management operating in conjunction with decentralized business activities enables the Corporation to be agile and efficient in its business activities yet prudent in its overall risk-taking;
    - diversification is an efficient mechanism for managing risk;
    - returns earned must be commensurate with the marginal risk associated with each business activity.

    The Corporation has made substantial investments in both information technology and human capital to support its risk management processes. Proprietary systems allow a team of dedicated risk management professionals to track the Corporation's global portfolio from its offices worldwide. This team of risk management professionals is independent of the Corporation's business lines and reports directly to senior management.

Market Risk

Each day the Corporation's risk management process assembles position and risk information on financial instruments of the Firm whose economic (fair) value is a function of market-determined variables: interest rates, currency exchange rates, equity prices, and commodity prices. This information is consolidated into daily risk and limits reports for the Corporation and business lines. These reports are reviewed by the Corporation's senior risk-managers and provide them with a consistent set of information upon which to base their business judgments.

    One summary measure of market risk that is produced by this process is Daily Price Volatility. The Daily Price Volatility of a portfolio is the potential loss in fair value that would be exceeded less than 1 percent of the time if that portfolio were held unchanged for one day. The Daily Price Volatility information in the tables and diagrams reported below reflect the market risk for virtually all of the Corporation's financial assets and liabilities irrespective of accounting classification. The positions captured by the Daily Price Volatility include both derivative and cash positions which are reported as trading assets and liabilities, repurchase and resale agreements, funding assets and liabilities, deposits, assets held for sale and end-user derivatives. The Daily Price Volatility is based upon proprietary simulation and risk modeling techniques and incorporates the nonlinear payoffs, or convexity, and the volatility risk stemming from options in the Corporation's portfolio.

    Figure 1 shows the frequency distribution of Daily Price Volatility for 1995 business days for the overall Corporation. The diagram illustrates that the Daily Price Volatility for the Corporation overall was approximately uniformly distributed between $20 million and $40 million during 1995. The magnitude and variation in the Corporation's market risk were driven largely by the Corporation's Trading and Positioning activities. These positions are discretionary exposures undertaken by the Corporation and reflect changes in the Corporation's trading and positioning as market conditions and opportunities vary.

FIGURE 1
1995 BTNY DPV FREQUENCY DISTRIBUTION

    The Figure displays a histogram. Daily price volatility (DPV) amounts ranging from $19 million to $44 million appear on the horizontal axis and Frequency amounts ranging from 0 to 25 observations are displayed on the vertical axis. The frequencies approximate a uniform distribution for DPV's between $20 million and $40 million. If the distribution were exactly uniformly distributed, the frequency would be about 12 at each DPV amount. In the diagram, the frequency exceeds 12 in two ranges: it equals about 22 between DPV's of $22 million and $25 million, and it equals about 16 observations for DPV's of $38 million and $39 million. In the middle of the range (i.e., between DPV's of $26 million and $37 million), there is an oscillating pattern above and below a frequency of 10 observations, with an average of approximately 10 observations. The frequencies are much lower (approximately 2 or 3) for DPV's of $19 million, $43 million and $44 million.


44 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

    Table 6 shows the sensitivity of the Corporation's market-risk profile by risk class in 1995 and 1994. The Corporation's portfolio, on average, in 1995 was most sensitive to changes in interest rates and equity prices. Note that the impact of diversification across all risk classes reduced total risk by $16 million on average in 1995. As this illustrates, diversification is an effective method for managing risk. The risk-reducing effect of diversification has been recognized by the Bank for International Settlements in its recent proposal for measuring the market risk of the trading accounts of financial institutions.

    Table 6 also shows that in 1995 the Corporation reduced both the average level and the variability of market risk from 1994. The reduction in variability is illustrated by the substantial decrease in the range between the minimum and maximum values of the Daily Price Volatility across these years.


TABLE 6 BTNY DAILY PRICE VOLATILITY STATISTICS

--------------------------------------------------------------------------------
                                   1995         1995        1995    December 31,
Market Risk (in millions)       Average      Minimum     Maximum            1995
--------------------------------------------------------------------------------
Interest rate                      $ 20          $12         $32            $ 24
Currency                             10            5          26              10
Equity                               13            7          21              17
Commodity                             3            1           5               4
Diversification                     (16)          --          --             (15)
--------------------------------------------------------------------------------
Overall portfolio                  $ 30            *           *            $ 40
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                   1994         1994        1994    December 31,
Market Risk (in millions)       Average      Minimum     Maximum            1994
--------------------------------------------------------------------------------
Interest rate                      $ 29          $17         $60            $ 18
Currency                             10            4          30              12
Equity                               15           10          20              14
Commodity                             2            1           5               2
Diversification                     (21)          --          --             (18)
--------------------------------------------------------------------------------
Overall portfolio                  $ 35            *           *            $ 28
--------------------------------------------------------------------------------

* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to total the amounts presented above. During 1995 and 1994, respectively, the minimum Daily Price Volatilities for the overall portfolio were $19 million and
  $25 million, and the maximum Daily Price Volatilities were $44 million and $76 million.

    The methodology underlying these Daily Price Volatility calculations and the risk-adjusted return on capital ("RAROC(TM)") calculations described below relies on established asset pricing and statistical models. A question that naturally arises is the validity of this risk measurement process. Figure 2 attempts to shed some light on this question by comparing Daily Price Volatility to accounting profit/loss flows for each business day. In particular, Figure 2 plots for each day the Daily Price Volatility (horizontal axis) against the absolute value of the corresponding accounting profit/loss flow. Observations that lie above the diagonal line that bisects the diagram indicate days when the absolute value of the profit or loss exceeded the Daily Price Volatility, which occurs when the accounting profit or loss lies outside the confidence interval implied by the Daily Price Volatility. Although Daily Price Volatility represents a loss figure that should occur or be exceeded less than 1 percent of the time, there is also approximately a 1 percent chance that profits on any given day would exceed the absolute value of this number. Thus, the statistical specification underlying the Daily Price Volatility methodology implies that approximately 2 percent (or approximately five) of the observations should lie above the diagonal in the diagram. It is important to note that Daily Price Volatility measures the risk of a static portfolio, but the profits and losses occurring in any given day reflect a changing portfolio. Furthermore, because Daily Price Volatility measures the potential economic variation in the Corporation's market sensitive positions, it includes the risk of certain positions


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 45

--------------------------------------------------------------------------------

that are not marked-to-market daily in accordance with accounting standards and that are omitted from the portion of the Corporation's daily profit/loss flows reported in these diagrams. Despite this lack of exact comparability, these diagrams indicate that the methodology provides a reasonable statistical measure of the Corporation's exposure to market risk.

FIGURE 2
BTNY 1995 DAILY PRICE VOLATILITY VS. DAILY P&L

    The Figure displays a scatter diagram of Daily Price Volatility and P&L pairs that occurred during the year for BTNY. The diagram is square in shape with a diagonal line that slopes upward from the left bottom corner to the right upper corner of the diagram. The horizontal axis shows the Daily Price Volatility with a range of $0 million to $50 million. The vertical axis shows the absolute values of daily P&L, also with a range of $0 million to $50 million. The scatter plot shows that all but 2 points lie below the diagonal, meaning the Daily Price Volatility is more than the absolute value of that day's P&L for all but two points. These two points lie approximately $2 million and $5 million above the diagonal and occur at $21 million and $23 million of DPV, respectively. Most points are substantially below the diagonal. Three points are each about $2 million to $3 million below the diagonal at DPV values of $20 million, $24 million, and $40 million. There are two concentrations of points, with both lying near the horizontal axis. The first occurs at Daily Price Volatilities of approximately $20 million to $25 million and contains more points than the second concentration. The second concentration occurs at a Daily Price Volatility of approximately $38 million to $42 million.

    Two points lie above the diagonal in the diagram. One is due to profits that exceeded the Daily Price Volatility on a given day. The other is due to a loss. Both of these points were produced by unusual volatility in emerging markets, and in the case of the profit point, the changes in the values of emerging market financial instruments were reinforced by large profit flows from new deals on that day.

    The Daily Price Volatility, as a statistical measure of potential loss, provides an objective benchmark of portfolio risk which complements, but does not substitute for, management's judgment of the appropriate level and mix of risk taken by the Corporation. Furthermore, the methodology employed in the calculation of Daily Price Volatility will change due to enhancements in risk-assessment and information-processing technologies and as new risks are undertaken by the Corporation.

    Daily Price Volatility is supplemented by the statistical measures of risk and return provided by the RAROC(TM) system (discussed below), by scenario analyses performed periodically by the risk management group, and by a formal limits process that monitors excess concentration or exposure to liquidity risk in the portfolio. The RAROC(TM) system provides information on the potential effect of large changes in interest rates, currency, equity and commodity prices, and volatilities. As such, it produces a stress test of the Corporation's positions each business day. Taken together, all of these measures and reports provide the Corporation's senior management with timely and relevant risk information.

RAROC(TM)--Performance Measurement and Capital Adequacy

The Corporation pioneered the development of risk-based capital attribution processes. The Corporation's risk capital model, RAROC,(TM) is integral to management's conceptual framework for strategic decision making. This framework has as its objective maximizing return on risk capital, where risk capital is attributed to a business activity according to the level of risk it assumes. Risk capital calculated by the RAROC(TM) framework is used to support decisions on the allocation of human and financial resources. In addition, the disciplined assessment of risk in RAROC(TM) produces a benchmark for assessing capital adequacy both for the Corporation and for its major businesses.

    The definition of risk capital produced by the RAROC(TM) process is the amount of funds required 99 percent of the time to cover a potential after-tax loss over a one year holding period. Specifically, if the Corporation maintained an absolutely static portfolio for one year, there would be less than a 1 percent chance that the portfolio would decline in value by more than the RAROC(TM) risk capital amount after adjusting for taxes.

    RAROC(TM) is designed to assess the following general classes of risk: market risk, credit risk and operational risk. Market risk is the potential loss in economic (fair) value due to changes in interest rates, currency, equity and commodity prices, and volatilities. Financial instruments of the Corporation whose fair values are functions of these market variables are included in the assessment of market risk irrespective of accounting designation. Credit risk is defined as potential loss in fair value of all extensions of credit, on and off balance sheet, by the Corporation.

    Operational risk is defined by the Corporation in the context of five risk classes: Employee, Technology, Relationship/Liability, Physical Assets, and Other External. Losses that are characterized as operational include but are not limited to the following examples: losses due to personnel unavailability or injury, natural disasters, the failure of external systems such as an exchange, or a failure of internal controls. By their nature, these risks are difficult to measure or quantify and are therefore handled judgementally and with less precision than other types of risks.


46 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

The Credit Policy Department, headed by the Chief Credit Officer, is responsible for developing credit policies, as well as for monitoring and managing overall credit risk. The department evaluates the creditworthiness of each borrower/issuer/counterparty and assigns a rating for each. Credit limits are established at the portfolio level by borrower/issuer/counterparty and by other categories. One credit officer is responsible for reviewing the entire credit risk portfolio of a borrower/issuer/counterparty regardless of the nature of the exposure (e.g. loans, securities, derivatives). Credit officers also monitor the usage of credit risk by entity versus the limits at the product and business activity level. The Credit Policy Department monitors country exposures and assigns country risk ratings. It also monitors country, industry, borrower/issuer/counterparty, product and regional risk concentrations in order to evaluate the degree of diversification in the portfolio.

    RAROC(TM) credit capital represents the translation into potential losses of the exposure of the overall portfolio of the Corporation to default risk. This translation is accomplished using proprietary statistical models. These statistical models incorporate information on the duration of the exposure, the potential magnitude of the exposure, and the creditworthiness of the borrower/ issuer/counterparty. The Corporation's senior risk managers regularly review and actively manage the credit risks at the portfolio level to ensure that the risk characteristics and degree of diversification as reflected in RAROC(TM) capital calculations conform with the Corporation's policies.

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

Trading Derivatives

The Corporation holds derivatives in connection with its activities as a dealer acting as principal for particular transactions with clients, as a market maker quoting bid and offer prices to provide liquidity and regular availability of derivatives for clients, as a risk manager of its own trading positions resulting from these client-driven transactions and, finally, as a position taker in the expectation of profiting from favorable movements in prices or rates. As a result, the Corporation may build up sizable positions in derivatives. The risks of derivative positions are managed in accordance with the Corporation's risk management policies.

    Substantially all of the Corporation's derivative positions at December 31, 1995 were trading-related, with gains and losses included in trading revenue as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after application of qualifying master netting agreements. These positions may vary in size from period to period, similar to the positions in cash instruments also carried in the Corporation's trading account. Average trading assets and trading liabilities related to derivatives during 1995 were $13.7 billion and $13.2 billion, respectively. The notional amounts, which are not recorded on the balance sheet, of trading derivatives totaled $1,702 billion at December 31, 1995 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk.

End-User Derivatives

The Corporation utilizes end-user derivatives to manage exposures to interest rate, foreign currency and equity market risks associated with certain liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt as well as securities available for sale, investments in non-marketable equity securities and net investments in foreign subsidiaries. For example, the Corporation's Treasury Department, which manages the majority of the Corporation's end-user derivatives, utilizes certain instruments (principally interest rate swaps) to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. See Note 24 and Note 22 of Notes to Financial Statements for the fair value of end-user derivatives and related financial instruments and additional end-user information. The notional amounts, which are not recorded on the balance sheet, of end-user derivatives totaled $65 billion at December 31, 1995 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk. These contracts represent less than 4 percent of the aggregate notional amounts of all derivatives outstanding at year end.


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 47

--------------------------------------------------------------------------------

Market Risk

The market risk of derivatives arises principally from the potential for changes in interest rates, foreign exchange rates, and equity and commodity prices and is generally similar to the market risk of the cash instruments underlying the contracts. The market risk to the Corporation is not measured by the price sensitivity of the individual contracts, but by the net price sensitivity of the relevant portfolio, including cash instruments. The Corporation generally manages its exposures by taking risk-offsetting positions. Therefore, the Corporation believes it is not meaningful to view the market risk of derivatives in isolation. Market exposures arising from derivatives are monitored in the Corporation's RAROC(TM) system and are included in the Daily Price Volatility amounts discussed in the preceding Risk Management section.

Liquidity Risk

In times of stress, sharp price movements or volatility shocks may reduce liquidity in certain derivatives positions, as well as in cash instruments. The liquidity risk of derivatives is substantially based on the liquidity of the underlying cash instrument, which affects the ability of the Corporation to alter the risk profile of its positions rapidly and at a reasonable cost. The Corporation's mark-to-market practices for derivatives include adjustments in consideration of liquidity risks, when appropriate. These practices are consistent with those applied to the Corporation's trading positions in cash instruments.

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

    The Corporation monitors and manages the credit risk associated with derivatives by applying a uniform credit process for all credit exposures. The credit risk of derivatives is included in the Corporation's centralized credit management and RAROC(TM) systems. In order to reduce derivatives-related credit risk, the Corporation enters into master netting agreements that provide for offsetting of all contracts under each such agreement and obtains collateral where appropriate. Such master netting agreements contemplate payment netting as well as the net settlement of all covered contracts through a single payment in a single currency with the same counterparty in the event that a default (including insolvency) under the agreement occurs. The Corporation monitors credit risk exposure on a gross and a net basis and on a collateralized and an uncollateralized basis, as appropriate.


48 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

    Table 7 summarizes the Corporation's derivatives-related credit risk. It displays, by internal rating, the Corporation's current credit risk to customers. The majority of the Corporation's derivative transactions are with foreign and U.S. commercial banks, as well as corporations, governments and their agencies, securities firms and other financial institutions. Current credit risk is calculated based on the current replacement cost of outstanding positions with customers in OTC derivative financial instruments. The gross replacement cost of a derivative portfolio with a customer is the positive mark-to-market value of all transactions with that customer without the effects of netting or collateral arrangements. The replacement costs, after netting and collateral, of $8.683 billion more accurately portray the credit risk associated with the Corporation's derivatives activities with external customers at December 31, 1995 than do the gross replacement costs. The significant decrease from 1994 in replacement costs after netting and collateral is primarily attributable to an increase in the impact of netting agreements with customers rated 1 to 4 (investment-grade customers), rather than to a decrease in the related gross replacement costs. Approximately 92 percent of the derivatives-related credit risk at December 31, 1995 was to investment-grade customers.

    The weighted average remaining maturity of the OTC trading derivatives portfolio was approximately 2 2/3 years for customers rated 1 to 4, 2 1/2 years for customers rated 5, and 1 1/3 years for customers rated 6 to 8.

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


TABLE 7 DERIVATIVES-RELATED CREDIT RISK(1)

-------------------------------------------------------------------------------------------------------------------
                                                                              Internal Rating For Customer
                                                                     ----------------------------------------------
(in millions) December 31, 1995                                       1 to 4          5          6 to 8      Total
-------------------------------------------------------------------------------------------------------------------
Replacement costs (gross)                                            $ 25,461      $ 2,259        $186     $ 27,906
Impact of netting agreements                                          (17,082)      (1,371)        (11)     (18,464)
-------------------------------------------------------------------------------------------------------------------
Replacement costs (after netting agreements)                            8,379          888         175        9,442
Collateral held and applied                                              (433)        (282)        (44)        (759)
-------------------------------------------------------------------------------------------------------------------
Replacement costs after netting and collateral                       $  7,946      $   606        $131     $  8,683
-------------------------------------------------------------------------------------------------------------------

Replacement costs after netting and collateral, December 31, 1994    $ 10,144      $   661        $132     $ 10,937
-------------------------------------------------------------------------------------------------------------------

(1) End-user derivatives and exchange-traded contracts are not included.


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 49

--------------------------------------------------------------------------------

    The Corporation's allowance for credit losses is available for credit losses related to derivatives contracts. Derivatives are considered by the Credit Audit Department when it reviews both general and specific credit risks in the Corporation's portfolio. Net charge-offs to the allowance that were related to derivative contracts totaled $240 million during 1995 and $77 million during 1994 (see Leveraged Derivative Transactions section below).

    The international bank regulatory standards for risk-based capital consider the credit risk arising from derivatives in the assessment of capital adequacy. These standards were issued under the Basle Capital Accord of July 1988 and adopted in 1989 by the U.S. bank regulators, including the Federal Reserve Board. These standards use a formula-based assessment of customer credit risk which, as amended at year-end 1995, reflect the credit-risk-reducing impact of legally enforceable master netting agreements. These standards include a calculation for estimating the potential future credit exposure caused by potential price volatility (the "add-on"). At December 31, 1995, this add-on was $10.2 billion before application of risk weightings, of which 91 percent, 8 percent, and 1 percent related to customers internally rated 1 to 4, 5, and 6 to 8, respectively. At December 31, 1995, the risk-weighted amounts (reflecting both current and potential future credit exposure) that were calculated based on these international standards for derivative financial instruments aggregated to $7.4 billion.


    Presented in Table 8 below is a maturity profile of the Corporation's trading derivative products. This profile indicates the extent of the Corporation's involvement in derivative transactions of specific maturities and also provides the basis for calculating the estimate of potential future credit exposure (the add-on) under the international bank regulatory standards. The percentages in Table 8 are based on notional amounts which do not necessarily represent cash flows and do not represent a quantification of the market risk or credit risk of these positions.

TABLE 8 MATURITY PROFILE OF TRADING DERIVATIVES(1)(2)

--------------------------------------------------------------------------------------------------
                                                     Interest     Foreign      Equity-   Commodity
                                                         Rate    Exchange      Related   and Other
Remaining Maturity at December 31, 1995    Total    Contracts   Contracts    Contracts   Contracts
--------------------------------------------------------------------------------------------------
Within 12 months                              60%          25%         33%           1%          1%
After 1 but within 5 years                    32%          28%          4%          --%         --%
After 5 years                                  8%           7%          1%          --%         --%
--------------------------------------------------------------------------------------------------
Total                                        100%          60%         38%           1%          1%
--------------------------------------------------------------------------------------------------

(1) Based on notional amounts. Includes both purchase and sale contracts and contracts for which the fair values are recorded as trading assets and as trading liabilities. The leveraging effects of leveraged derivative transactions are reflected above.
(2) Presented in accordance with the risk-based capital standards, this maturity profile does not include futures contracts, spot foreign exchange contracts, or options written. These types of contracts are considered in the Corporation's market and credit risk management processes.


Leveraged Derivative Transactions

A leveraged derivative transaction is a specific type of derivative financial instrument containing a formula or multiplier which, for any given change in market prices, could cause the change in the transaction's fair value to be significantly different from the change in fair value that would occur for a similar transaction without the formula or multiplier. Cash instruments (including structured notes) with embedded forward or option features and all former leveraged derivative transactions that are now included in the loan portfolio are excluded from the foregoing definition. The Corporation's leveraged derivative transactions are carried at fair value in the trading portfolio on the consolidated balance sheet and changes in fair value are reported in trading revenue as they occur. The Corporation's leveraged derivative transactions are affected by the same general market risks as the trading portfolio as a whole and are subject to the risk management policies outlined in the preceding section.


50 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

    During 1995 $33 million of leveraged derivative transactions were reclassified to the loan portfolio at amounts equal to or less than the contractual amounts due, compared to $520 million in 1994. These transactions are not included in Tables 7 and 8. In 1995, $245 million of these leveraged derivative loans were charged-off to the allowance for credit losses, compared to $72 million in 1994. An additional $90 million was charged to trading revenue in 1995 resulting from settlements of leveraged derivative transactions remaining in the trading portfolio. At December 31, 1995 the balance included in loans after charge-offs and cash collections was $120 million of which $104 million was classified as cash basis loans. Based on an analysis of the potential outcome of outstanding issues relating to leveraged derivative transactions, management believes that the expected potential financial impact should be covered by existing reserves.

    For further information regarding regulatory and legal matters, refer to "Supervision and Regulation" and "Legal Proceedings" on pages 103 and 105, respectively.

    Further information applicable to derivatives in general may be found in the following sections:

Relevant Information                    Page          Title
--------------------------------------------------------------------------------
Risk-weighted amounts                    42           Capital Resources
Revenue by risk category                 36           Trading Revenue
Daily Price Volatility,
  RAROC(TM) and
   credit management                     44           Risk Management
Credit losses                            51           Summary of Credit Loss
                                                        Experience
Nonperforming amounts                    54           Nonperforming Assets
Accounting                               66           Significant Accounting
                                                        Policies
Balance sheet amounts                    68           Trading Assets and Trading
                                                        Liabilities
Product descriptions, fair values                     Derivatives and Financial
  and notional amounts                   83             Instruments With
                                                        Off-Balance Sheet Risk
Significant counterparties               87           Concentrations of Credit
                                                        Risk
End-user derivatives                     88           Fair Value of Financial
                                                        Instruments

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

    The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio. Various factors are collectively weighed by management in determining the adequacy of the allowance. The Credit Audit Department and bank regulatory authorities assess and issue reports on the quality of the portfolio and on the adequacy of the allowance. As part of their annual audit, the Corporation's independent auditors assess the adequacy of the allowance and the provision for credit losses. Their procedures include discussions with management, a review of selected credit files and an evaluation of the periodic reports issued by the Credit Audit Department and regulatory examiners.

    In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's portfolio.


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 51

--------------------------------------------------------------------------------

TABLE 9 ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES
  The following table analyzes the changes in the allowance for credit losses.
--------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                                     1995     1994       1993      1992     1991
-----------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES, BEGINNING OF YEAR                            $1,252   $1,324     $1,620    $1,806   $2,169
-----------------------------------------------------------------------------------------------------------------------
CHARGE-OFFS
  Domestic (nonrefinancing country)
    Commercial and industrial                                                177       55         64       164       89
    Financial institutions                                                    --       11          4        --        2
    Real estate
      Construction                                                            10        1          6         3        1
      Mortgage                                                                22       23         51        35       22
    Other                                                                     --       --          1        --        1
  International
    Nonrefinancing country                                                   121       77        302        98      152
    Refinancing country                                                       --        1         32        43      220
-----------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                            330      168        460       343      487
-----------------------------------------------------------------------------------------------------------------------
RECOVERIES
  Domestic (nonrefinancing country)
    Commercial and industrial                                                 11       24         19         7       24
    Financial institutions                                                    --       --         --        --       --
    Real estate
      Construction                                                            --        1         --        --       --
      Mortgage                                                                 4       --          1         1       --
    Other                                                                     --       --          2         2       --
  International
    Nonrefinancing country                                                    15        8          7        16        5
    Refinancing country                                                        9       38         42        23       20
-----------------------------------------------------------------------------------------------------------------------
Total recoveries                                                              39       71         71        49       49
-----------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS (1)                                                    291       97        389       294      438
LOSSES ON SALES AND SWAPS OF REFINANCING
COUNTRY LOANS                                                                 --       --         --       117      163
-----------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGES TO THE ALLOWANCE                                           291       97        389       411      601
PROVISION FOR CREDIT LOSSES                                                   31       25         93       225      238
-----------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES, END OF YEAR                                  $  992   $1,252     $1,324    $1,620   $1,806
-----------------------------------------------------------------------------------------------------------------------
PERCENTAGE OF TOTAL NET CHARGES TO
AVERAGE LOANS FOR THE YEAR                                                  2.48%     .78%      2.54%     2.45%    3.15%
-----------------------------------------------------------------------------------------------------------------------
(1) Components:
    Secured by real estate                                                $   23   $   24     $  116     $  71   $   61
    Real estate related                                                        2       23          3        27       40
    Highly leveraged                                                          30       (5)        15       117       63
    Other *                                                                  245       92        265        59       74
    Refinancing country                                                       (9)     (37)       (10)       20      200
-----------------------------------------------------------------------------------------------------------------------
      Total                                                               $  291   $   97     $  389    $  294   $  438
-----------------------------------------------------------------------------------------------------------------------

* The 1995 and 1994 amounts included net charge-offs of $240 million and $72 million, respectively, related to leveraged derivative transactions.


52   BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
Provision and Allowance for Credit Losses

    The provision for credit losses amounted to $31 million for 1995, compared with $25 million for 1994 and $93 million in 1993.

    Total net charge-offs for 1995 were $291 million, compared with $97 million in the prior year and $389 million during 1993. The current year net charge-offs included $240 million of cash basis leveraged derivatives, compared to $72 million in 1994.

    Nonrefinancing country net charge-offs in 1995 and 1994 included $25 million and $47 million of real estate loans, respectively. Net charge-offs of highly leveraged borrowers were $30 million in 1995 compared to $5 million of net recoveries reported in 1994. Refinancing net recoveries in 1995 and 1994 were $9 million and $37 million, respectively.

    The allowance for credit losses decreased to $992 million at December 31, 1995, from $1.252 billion at year-end 1994 and $1.324 billion at December 31, 1993. The allowance was equal to 133 percent, 126 percent and 136 percent of total cash basis loans at December 31, 1995, 1994 and 1993, respectively.

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


(in millions) December 31,       1995    1994     1993    1992     1991
-----------------------------------------------------------------------
Domestic
  Commercial and industrial      $165  $  133   $  115  $  162   $  147
  Financial institutions           20      20        8      19       32
  Real estate
    Construction                    8       5       15      10       10
    Mortgage                       70      54       65      50       60
  Other                             3       2        1       4       12
-----------------------------------------------------------------------
    Total domestic                266     214      204     245      261
International                     222     266      190     403      599
-----------------------------------------------------------------------
    Total allocated               488     480      394     648      860
Unallocated portion*
  Domestic                        306     402      599     368      347
  International                   198     370      331     604      599
-----------------------------------------------------------------------
 Total allowance for
  credit losses                  $992  $1,252   $1,324  $1,620   $1,806
 ----------------------------------------------------------------------

 * This amount and any unabsorbed portion of the allocated allowance is also available for credit losses in the entire portfolio.


    For purposes of providing information required by regulatory authorities and subject to the above limitations, the following table presents an analysis of the changes in the international component of the allowance for credit losses:

(in millions)
Year Ended December 31,          1995   1994     1993     1992       1991
-------------------------------------------------------------------------
Balance, beginning of year       $636   $521   $1,007   $1,198     $1,748
-------------------------------------------------------------------------
Net charge-offs
  Charge-offs                     121     78      334      141        372
  Recoveries                       24     46       49       39         25
-------------------------------------------------------------------------
    Total net charge-offs          97     32      285      102        347
Losses on sales and swaps of
  refinancing country loans        --     --       --      117        163
-------------------------------------------------------------------------
    Total net charges to
      the allowance                97     32      285      219        510
Provision for credit losses         9     11       40       61        148
Reallocation (to) from
  domestic allowance             (128)   136     (241)     (33)      (188)
-------------------------------------------------------------------------
Balance, end of year             $420   $636   $  521   $1,007     $1,198
-------------------------------------------------------------------------

    The $128 million reallocation during 1995 from the international to the domestic component of the allowance for credit losses, as well as the 1994 reallocation of $136 million from the domestic to the international component of the allowance for credit losses, was based on the continuing evaluation of the Corporation's overall credit portfolio.


                         BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  53

--------------------------------------------------------------------------------

NONPERFORMING ASSETS

    Table 10 shows the Corporation's trend of cash basis loans, renegotiated loans, other real estate and other nonperforming assets.

TABLE 10 NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------------
($ in millions) December 31,                                        1995        1994         1993        1992     1991
----------------------------------------------------------------------------------------------------------------------
Cash basis loans (nonrefinancing country)
  Domestic
    Commercial and industrial                                       $263        $316         $285      $  481   $  588
    Secured by real estate                                           297         277          306         349      403
    Financial institutions                                            10          25           30           2        3
    Lease financing                                                   --          --           --           1        3
----------------------------------------------------------------------------------------------------------------------
       Total domestic                                                570         618          621         833      997
----------------------------------------------------------------------------------------------------------------------
  International
    Commercial and industrial                                        106         247           84         167      288
    Secured by real estate                                            65          79          149         148      172
    Financial institutions                                             3          48           --          --        5
    Other                                                             --           2            2           8        9
----------------------------------------------------------------------------------------------------------------------
       Total international                                           174         376          235         323      474
----------------------------------------------------------------------------------------------------------------------
       Total cash basis loans (nonrefinancing country)               744         994          856       1,156    1,471
Cash basis loans (refinancing country)
    International                                                     --           2          118         221      279
----------------------------------------------------------------------------------------------------------------------
Total cash basis loans                                              $744        $996         $974      $1,377   $1,750
----------------------------------------------------------------------------------------------------------------------
Ratio of cash basis loans to total loans                             5.9%        8.0%         6.4%        8.0%    10.3%
----------------------------------------------------------------------------------------------------------------------
Ratio of allowance for credit losses to cash basis loans             133%        126%         136%        118%     103%
----------------------------------------------------------------------------------------------------------------------
Renegotiated loans
    Venezuelan government Par Bonds                                 $ --        $ --         $ --      $   --   $  249
    Mexican government Par Bonds (1)                                  --          --           --         611      611
    Highly leveraged                                                  --          --            6          27       31
    Secured by real estate                                            88          65           14          20       --
    Other                                                             12           1            1           1       --
----------------------------------------------------------------------------------------------------------------------
Total renegotiated loans                                            $100        $ 66         $ 21      $  659   $  891
----------------------------------------------------------------------------------------------------------------------
Other real estate                                                   $259        $301         $287      $  315   $  255
----------------------------------------------------------------------------------------------------------------------
Other nonperforming assets
    Assets acquired in credit workouts                              $ 66        $ 61         $ 85      $   73   $   34
    Other                                                              1           2           16          32       28
----------------------------------------------------------------------------------------------------------------------
Total other nonperforming assets                                    $ 67        $ 63         $101      $  105   $   62
----------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing interest (2)      $ 26        $ --         $ 40      $   86   $   15
----------------------------------------------------------------------------------------------------------------------

 (1) During 1991, the Corporation reclassified its Mexican outstandings to nonrefinancing country status.

 (2) Represents loans 90 days or more past due with respect to interest or principal. These loans were considered to be well secured and were in the process of collection. The December 31, 1993 and 1992 balances includes $15 million and $66 million of international loans, respectively.



54   BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

    Each quarter an extensive review is performed by the Credit Audit Department and senior credit management of all cash basis loans and classified assets. Each borrower/counterparty is examined to determine whether it represents a potential loss. Whenever the probability of loss is believed to be greater than 50 percent, a charge-off of the amount deemed uncollectible is recommended to the Audit Committee of the Board. Once a charge-off is taken the remaining portion, if any, is immediately placed on a cash basis. If the probability of loss is believed to be less than 50 percent, but collection or liquidation in full is questionable if present trends continue, the asset is classified as doubtful. It is the Corporation's policy to place all assets classified as doubtful on a cash basis, even if the borrower is still making required payments. In addition, it is generally the Corporation's policy that loans be immediately placed on a cash basis when they become 90 days past due with respect to interest or principal.

    The Corporation's total cash basis loans amounted to $744 million at December 31, 1995, a decrease of $252 million, or 25 percent, from 1994, which had increased $22 million, or 2 percent, from 1993.

    Cash basis loans decreased $252 million during 1995, primarily due to charge-offs of $245 million and payments of $81 million on cash basis leveraged derivative contracts. These were partially offset by additional transfers of leveraged derivative contracts to cash basis loans of $79 million. Based on an analysis of the potential outcome of outstanding issues relating to leveraged derivative transactions, management believes that the expected potential financial impact should be covered by existing reserves.

    Within total nonrefinancing country cash basis loans, loans secured by real estate increased by $6 million, to $362 million. Also included in total nonrefinancing country cash basis loans were commercial and industrial loans to highly leveraged borrowers which increased $3 million, to $153 million at December 31, 1995.

    An analysis of the changes in the Corporation's total cash basis loans follows:

(in millions)
Year Ended December 31,                 1995    1994     1993    1992     1991
------------------------------------------------------------------------------
Balance, beginning of year             $ 996   $ 974   $1,377  $1,750   $1,764
Net transfers to cash basis loans        314     520      230     312      849
Net paydowns                            (221)   (130)    (140)   (112)    (182)
Charge-offs                             (330)   (163)    (232)   (322)    (479)
Net transfers from (to)
  other real estate                       13     (72)     (10)    (87)    (159)
Transfers to other
  nonperforming assets                    --      (7)     (58)    (45)      (4)
Loan sales                                (1)    (49)    (153)    (50)     (26)
Other                                    (27)    (77)     (40)    (69)     (13)
------------------------------------------------------------------------------
Balance, end of year                   $ 744   $ 996   $  974  $1,377   $1,750
------------------------------------------------------------------------------

    The $22 million increase in total cash basis loans during 1994 reflected a $138 million increase in nonrefinancing country cash basis loans and a $116 million decrease in refinancing country cash basis loans. Nonrefinancing country cash basis loans increased during 1994, primarily due to $423 million of leveraged derivative contracts that were reclassified as receivables to the loan portfolio and placed on a cash basis. Of this amount, $72 million was subsequently charged-off to the allowance for credit losses. Approximately one half of the remainder related to transactions with Procter & Gamble.

    Within total nonrefinancing country cash basis loans, loans secured by real estate decreased $99 million, to $356 million and real estate related loans (included within the domestic commercial and industrial category in Table 10) decreased by $29 million, to $29 million. Also included in total nonrefinancing country cash basis loans were commercial and industrial loans to highly leveraged borrowers which decreased $43 million, to $150 million at December 31, 1994. The decrease in refinancing country cash basis loans was primarily due to the conversion of loans to Brady bonds when a debt exchange took place between the Brazilian government and its commercial bank creditors, including the Corporation, which completed the long-awaited refinancing of Brazil's medium- and long-term debt.

    The Corporation's renegotiated loans increased $34 million and $45 million during 1995 and 1994, respectively, primarily due to increases in loans secured by real estate of $23 million and $51 million, respectively.

    Other real estate decreased $42 million during 1995 primarily as a result of the adoption of SFAS 114 during the first quarter of 1995. SFAS 114 required the transfer of in-substance foreclosed properties, where the Corporation had not taken possession of the collateral, to cash basis loans.

SPECIAL PORTFOLIO SEGMENTS
REAL ESTATE PORTFOLIO

    The global real estate loan portfolio totaled $1.802 billion at December 31, 1995. This included domestic loans secured by real estate of $1.430 billion, international loans secured by real estate of $178 million, and total real estate related loans of $194 million. The largest geographic concentration within loans secured by real estate was in properties in the Mid-Atlantic region, at 39 percent, of which New York City and its suburbs comprised approximately 49 percent. The next largest geographic concentrations were loans secured by properties in the Midwest region and California, each of which comprised 14% of the total. The largest product-type concentrations were loans secured by mixed-use properties, apartments, office buildings, and 1-4 family residential properties at 20 percent, 17 percent, 16 percent and 15 percent, respectively. All

                     BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES    55
other concentrations were individually less than 10 percent of total loans secured by real estate. Approximately 30 percent of the loans secured by real estate were purchased in the secondary market during 1995. These are comprised primarily of domestic multifamily residential loans. Real estate related loans consist of loans made for any purpose to organizations or individuals, 80 percent of whose revenues or assets are derived from or consist of real estate ventures or holdings, that are not collateralized by cash or marketable securities and are not secured by real estate. The Corporation was also obligated under $308 million of standby letters of credit and $135 million of unused commitments to extend credit in connection with its commercial real estate financing activities at December 31, 1995.

    Because of the diversity of the portfolio, the risks of real estate lending reflect both general and local economic conditions. Management closely monitors the portfolio, and formal reviews are conducted at least annually, with many exposures reviewed quarterly. Table 11 details the global real estate portfolio at December 31, 1995.

TABLE 11 REAL ESTATE LOANS AND OTHER REAL ESTATE
--------------------------------------------------------------------------------------------------
                                                            Outstanding Balance
                                                     ---------------------------------
                                                                    Inter-              Cash Basis
($ in millions) December 31, 1995                    Domestic     national       Total     Balance
--------------------------------------------------------------------------------------------------
Loans secured by real estate
  Land under development                               $   26         $  2      $   28        $ 21
  Construction
    Under construction                                      8           --           8           2
    In lease-up (1)                                       120           --         120          17
  Standing (2)
    1-4 family residential                                212           29         241           4
    Multifamily residential                               373            2         375          36
    Commercial                                            691          145         836(3)      282
--------------------------------------------------------------------------------------------------
      Total loans secured by real estate                1,430          178       1,608         362
Real estate related loans                                 153           41         194          23
--------------------------------------------------------------------------------------------------
Total real estate loans                                $1,583         $219      $1,802        $385
--------------------------------------------------------------------------------------------------
Other real estate                                      $  156         $103      $  259
--------------------------------------------------------------------------------------

(1) In lease-up are completed properties that are less than 85 percent leased-up.

(2) Standing properties have been built, developed and leased-up such that the project is considered stabilized.

(3) Includes $88 million of renegotiated loans.

56  BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

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

      Amounts included in the table and discussion which follow generally reflect the above definition.


TABLE 12 HIGHLY LEVERAGED TRANSACTIONS

(in millions) December 31,                    1995        1994
--------------------------------------------------------------
Loans
  Senior debt                               $1,105      $  959
  Subordinated debt                             68         101
--------------------------------------------------------------
Total loans                                 $1,173      $1,060
--------------------------------------------------------------
Unfunded commitments
  Commitments to lend                       $  539      $  311
  Letters of credit                            263         198
--------------------------------------------------------------
Total unfunded commitments                  $  802      $  509
--------------------------------------------------------------
Equity investments                          $  648      $  413
--------------------------------------------------------------
Commitments to invest                       $  289      $  313
--------------------------------------------------------------


    The Corporation's outstanding loans were to 97 separate borrowers in 38 separate industry groups at December 31, 1995, compared to 76 separate borrowers in 30 separate industry groups at December 31, 1994. The wholesale and retail food group and the motor vehicles (tires and parts) group, both at 11 percent, were the only industry concentrations which exceeded 10 percent of total HLT loans outstanding at December 31, 1995.

    In addition to the amounts shown in Table 12, at December 31, 1995, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $2.2 billion (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

    During 1995, the Corporation originated $1.9 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

    All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding per borrower for the portfolio at December 31, 1995 was less than $13 million. However, at December 31, 1995, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 9 separate highly leveraged borrowers.

    At December 31, 1995, $153 million of the HLT loan portfolio was on a cash basis. In addition, $6 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $30 million of HLT loans were recorded in 1995. In addition, the Corporation recorded a net gain of $269 million in connection with the sales and/or write-offs of certain equity investments in highly leveraged companies during 1995. Included in this amount was a $207 million gain on sale of most of the Corporation's merchant banking investment in Northwest Airlines Corporation.

    Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to highly leveraged transactions were approximately $119 million during 1995 and that as of December 31, 1995, approximately $17 million of fees were deferred and will be recognized as future revenue.

CROSS-BORDER OUTSTANDINGS

The Corporation's cross-border outstandings reflect certain additional economic and political risks beyond those associated with its domestic outstandings. These risks include those arising from exchange rate fluctuations, restrictions on the transfer of funds and balance-of-payments issues.

    Set forth in Table 13 are the Corporation's cross-border outstandings at December 31, 1995, 1994 and 1993, for each foreign country where such outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading securities, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. The Corporation does not have significant local currency outstandings to the individual countries listed in the following table that are not hedged or are not funded by local currency borrowings.

                        BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  57

TABLE 13 CROSS-BORDER OUTSTANDINGS
----------------------------------------------------------------------------------------------------------------
                                                                  Governments      Banks and
                                                          % of            and          Other  Commercial
                                               Total     Total       Official      Financial         and
($ in millions)                         Outstandings    Assets   Institutions   Institutions  Industrial   Other
----------------------------------------------------------------------------------------------------------------
At December 31, 1995
  Japan (1)                                   $2,844      2.73%        $  456         $1,393        $987   $   8
  France                                       2,150      2.07            291          1,615         244      --
  United Kingdom                               1,945      1.87             19          1,448         478      --
  Spain                                        1,877      1.80          1,338            494          44       1
  Italy                                        1,522      1.46          1,265            209          48      --
  Brazil (2)                                   1,120      1.08            475            494         151      --
----------------------------------------------------------------------------------------------------------------
At December 31, 1994
  Japan                                       $4,661      4.80%        $1,911         $2,267        $483   $  --
  United Kingdom                               1,960      2.02             26          1,787         145       2
  Italy                                        1,574      1.62          1,039            449          86      --
  France                                       1,559      1.61            105          1,091         363      --
  Germany                                      1,424      1.47            585            698         140       1
  Mexico (2)                                   1,416      1.46            509            801         106      --
  Argentina (2)                                1,072      1.10            912             22         138      --
  Spain                                        1,035      1.07            628            374          32       1
----------------------------------------------------------------------------------------------------------------
At December 31, 1993
  Japan                                       $3,986      4.33%        $1,368         $1,920        $698   $  --
  France                                       2,630      2.86          1,248          1,167         215      --
  United Kingdom                               2,585      2.81             32          2,396         153       4
  Italy                                        2,178      2.37          1,807            299          72      --
  Mexico (2)                                   1,641      1.78          1,226            314         101      --
  Germany                                      1,623      1.76            981            348         294      --
  Spain                                        1,135      1.23            849            195          90       1
----------------------------------------------------------------------------------------------------------------

(1) At December 31, 1995, the Corporation's cross-border outstandings with Japanese banks and other financial institutions primarily consisted of interest bearing deposits with banks and trading assets carried at fair value.

(2) The Corporation's cross-border outstandings as presented above for Brazil and Argentina primarily consisted of trading assets which are carried at fair value. The cross-border outstandings for Mexico primarily consisted of trading assets carried at fair value and securities purchased under resale agreements.


58  BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

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

    The following table details the cash basis loans and renegotiated loans components of the outstandings included in Table 13.

                                         Cash Basis    Renegotiated
(in millions)                                 Loans           Loans
-------------------------------------------------------------------
At December 31, 1995
  Italy                                         $16            $ --
  Other                                          --              --
-------------------------------------------------------------------
Total                                           $16            $ --
-------------------------------------------------------------------
At December 31, 1994
  United Kingdom                                $11            $ --
  Other                                          27              --
-------------------------------------------------------------------
Total                                           $38            $ --
-------------------------------------------------------------------
At December 31, 1993
  United Kingdom                                $10            $ --
  Other                                          10              --
-------------------------------------------------------------------
Total                                           $20            $ --
-------------------------------------------------------------------

    At December 31, 1995, total cross-border commitments to borrowers or counterparties domiciled in the countries presented in Table 13 were: Japan, $47 million; France, $130 million; United Kingdom, $472 million; Spain, $27 million; Italy, $7 million; and Brazil, $18 million.

    Mexico, Germany and Belgium were the only countries whose cross-border outstanding was between .75 percent and 1.00 percent of total assets at December 31, 1995. The aggregate cross-border outstandings for these countries amounted to $1.0 billion, or .98 percent of total assets for Mexico (a majority of which consisted of trading assets carried at fair value), $939 million, or .90 percent of total assets for Germany, and $840 million, or .81 percent of total assets for Belgium.

    Switzerland was the only country whose cross-border out-standing was between .75 percent and 1.00 percent of total assets at December 31, 1994. The aggregate cross-border outstandings for this country amounted to $963 million, or .99 percent of total assets.

    Argentina was the only country whose cross-border outstanding was between .75 and 1.00 percent of total assets at December 31, 1993. The aggregate cross-border outstandings for this country amounted to $845 million, or .92 percent of total assets.

ACCOUNTING DEVELOPMENTS

    The following is a summary of accounting developments.

Stock-Based Compensation

  In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The pro forma disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995.

     The Corporation intends to continue to measure compensation cost under Opinion 25 with pro forma disclosures to be made as required by SFAS 123 for financial statements for fiscal years beginning after December 15, 1995. Thus, adoption of SFAS 123 will not have an impact on the Corporation's net income, stockholders' equity or total assets.

Valuation of Derivative Portfolios

  In the first quarter of 1996, the Corporation will change the method of adjusting valuation-model-derived values in its derivative portfolios. The Corporation will adopt an approach based on mid-market less specific adjustments as recommended by the Global Derivatives Study Group ("G-30") and contained in its July, 1993 report entitled "Derivatives: Practices and Principles." This change will not have a material impact on the Corporation's net income, stockholders' equity or total assets.

                         BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  59

                              FINANCIAL STATEMENTS
                              --------------------

                                       62
                        CONSOLIDATED STATEMENT OF INCOME

                                       63
                           CONSOLIDATED BALANCE SHEET

                                       64
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       65
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                       66
                         NOTES TO FINANCIAL STATEMENTS

                                       95
         MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

                                       96
                         REPORT OF INDEPENDENT AUDITORS




                          SUPPLEMENTAL FINANCIAL DATA
                          ---------------------------

                                       97
              CONDENSED QUARTERLY CONSOLIDATED STATEMENT OF INCOME

                                       97
                                STOCKHOLDER DATA

                                       98
                  AVERAGE BALANCES, INTEREST AND AVERAGE RATES

                                      100
            VOLUME/RATE ANALYSIS OF CHANGES IN NET INTEREST REVENUE

                                      101
                           INTEREST RATE SENSITIVITY

                                      101
                                    DEPOSITS


                                  10-K REPORT
                                  -----------

This Annual Report includes the Corporation's SEC Report on Form 10-K. However, portions of the Annual Report, such as pages 2-31, are not required by the Form 10-K report and are not part of the Corporation's Form 10-K. Only those sections of the Annual Report referenced in the cross-reference index on page 108 are incorporated in the Form 10-K.

                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 61

CONSOLIDATED STATEMENT OF INCOME (in millions, except per share data)
----------------------------------------------------------------------------------------------------
Year Ended December 31,                                                     1995       1994     1993
----------------------------------------------------------------------------------------------------
NET INTEREST REVENUE
  Interest revenue                                                        $5,886     $5,030   $4,436
  Interest expense                                                         5,069      3,858    3,122
----------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                                         817      1,172    1,314
Provision for credit losses                                                   31         25       93
----------------------------------------------------------------------------------------------------
NET INTEREST REVENUE AFTER PROVISION FOR CREDIT LOSSES                       786      1,147    1,221
----------------------------------------------------------------------------------------------------
NONINTEREST REVENUE
  Trading                                                                    341        465    1,631
  Fiduciary and funds management                                             697        740      703
  Fees and commissions                                                       712        756      710
  Securities available for sale gains                                        180         72       --
  Investment securities gains                                                 --         --       13
  Other                                                                      493        440      307
----------------------------------------------------------------------------------------------------
Total noninterest revenue                                                  2,423      2,473    3,364
----------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries                                                                   804        774      687
  Incentive compensation and employee benefits                               640        724    1,172
  Occupancy, net                                                             152        146      155
  Furniture and equipment                                                    162        163      144
  Provision for severance-related costs                                       50         --       --
  Other                                                                    1,090        944      877
----------------------------------------------------------------------------------------------------
Total noninterest expenses                                                 2,898      2,751    3,035
----------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effects of accounting changes      311        869    1,550
Income taxes                                                                  96        254      480
----------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                       215        615    1,070
Cumulative effects of accounting changes                                      --         --      (75)
----------------------------------------------------------------------------------------------------
NET INCOME                                                                $  215     $  615   $  995
----------------------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO COMMON STOCK                                     $  164     $  587   $  972
----------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                  $ 2.03     $ 7.17   $12.40
  Cumulative effects of accounting changes                                    --         --     (.89)
----------------------------------------------------------------------------------------------------
  NET INCOME                                                              $ 2.03     $ 7.17   $11.51
----------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER COMMON SHARE:
  INCOME BEFORE CUMULATIVE EFFECTS OF ACCOUNTING CHANGES                  $ 2.02     $ 7.17   $12.29
  Cumulative effects of accounting changes                                    --         --     (.88)
----------------------------------------------------------------------------------------------------
  NET INCOME                                                              $ 2.02     $ 7.17   $11.41
----------------------------------------------------------------------------------------------------
Cash dividends declared per common share                                  $ 4.00     $ 3.70   $ 3.24
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

62 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET ($ IN MILLIONS, EXCEPT PAR VALUE)
----------------------------------------------------------------------------------------------------
December 31,                                                                           1995     1994
----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                            $  2,337   $1,985
Interest-bearing deposits with banks                                                  2,023    3,390
Federal funds sold                                                                      854    2,544
Securities purchased under resale agreements                                         17,958    9,943
Securities borrowed                                                                   6,199    6,197
Trading assets                                                                       47,893   47,514
Securities available for sale                                                         6,283    7,475
Loans                                                                                12,633   12,501
Allowance for credit losses                                                            (992)  (1,252)
Premises and equipment, net                                                             896      915
Due from customers on acceptances                                                       500      378
Accounts receivable and accrued interest                                              4,220    2,356
Other assets                                                                          3,198    3,070
----------------------------------------------------------------------------------------------------
Total                                                                              $104,002  $97,016
----------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
  Noninterest-bearing
    In domestic offices                                                           $   2,687   $3,285
    In foreign offices                                                                  605      541
  Interest-bearing
    In domestic offices                                                               5,402    5,769
    In foreign offices                                                               17,014   15,344
----------------------------------------------------------------------------------------------------
      Total deposits                                                                 25,708   24,939
Trading liabilities                                                                  26,091   20,949
Securities sold under repurchase agreements                                          15,247   15,617
Other short-term borrowings                                                          15,761   18,222
Acceptances outstanding                                                                 500      378
Accounts payable and accrued expenses                                                 3,931    3,174
Other liabilities                                                                     2,236    2,328
Long-term debt                                                                        9,294    6,455
----------------------------------------------------------------------------------------------------
Total liabilities                                                                    98,768   92,062
----------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Notes 7 and 22)

PREFERRED STOCK OF SUBSIDIARY                                                           250      250
----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                                         865      395
Common stock, $1 par value
  Authorized, 300,000,000 shares
  Issued 83,678,973 shares                                                               84       84
Capital surplus                                                                       1,302    1,317
Retained earnings                                                                     3,316    3,494
Common stock in treasury, at cost: 1995, 4,602,855 shares;
  1994, 5,609,707 shares                                                               (336)    (416)
Other                                                                                  (247)    (170)
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            4,984    4,704
----------------------------------------------------------------------------------------------------
Total                                                                              $104,002  $97,016
----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 63

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN MILLIONS)
---------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                1995       1994     1993
---------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of year                                                           $  395     $  250   $  500
Preferred stock issued                                                                  470        350       --
Preferred stock redeemed                                                                 --       (205)    (250)
---------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                    865        395      250
---------------------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, beginning and end of year                                                       84         84       84
---------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, beginning of year                                                            1,317      1,321    1,306
Preferred stock issuance and conversion costs                                           (17)        (8)      --
Common stock distributed under employee benefit plans                                     2          4       15
---------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                  1,302      1,317    1,321
---------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of year                                                            3,494      3,226    2,552
Net income                                                                              215        615      995
Cash dividends declared
  Preferred stock                                                                       (47)       (28)     (22)
  Common stock                                                                         (314)      (291)    (265)
Treasury stock distributed under employee benefit plans                                 (32)       (28)     (34)
---------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                  3,316      3,494    3,226
---------------------------------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY, AT COST
Balance, beginning of year                                                             (416)      (233)     (52)
Purchases of stock                                                                      (38)      (267)    (313)
Restricted stock granted, net                                                            54         50       16
Treasury stock distributed under employee benefit plans                                  64         34      116
---------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                   (336)      (416)    (233)
---------------------------------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE -- STOCK AWARDS
Balance, beginning of year                                                              160        143       53
Deferred stock awards granted, net                                                       89         18      100
Deferred stock distributed                                                              (16)        (1)     (10)
---------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                    233        160      143
---------------------------------------------------------------------------------------------------------------
DEFERRED COMPENSATION -- STOCK AWARDS
Balance, beginning of year                                                              (63)       (47)     (54)
Deferred stock awards granted, net                                                      (88)       (17)     (99)
Restricted stock granted, net                                                           (48)       (40)     (18)
Amortization of deferred compensation, net                                               48         41      124
---------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                   (151)       (63)     (47)
---------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year                                                             (336)      (319)    (288)
Translation adjustments                                                                  (3)       (76)     (36)
Income taxes applicable to translation adjustments                                       (9)        59        5
---------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                   (348)      (336)    (319)
---------------------------------------------------------------------------------------------------------------
SECURITIES VALUATION ALLOWANCE
Balance, beginning of year                                                               69        109       20
Change in unrealized net gains, after applicable income taxes and minority interest     (50)       (40)       1
Unrealized net gain, net of applicable income taxes,
 on securities available for sale upon adoption of SFAS 115                              --         --       88
---------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                     19         69      109
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity, end of year                                              $4,984     $4,704   $4,534
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

64 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (IN MILLIONS)
---------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                              1995        1994        1993
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                        $   215     $   615    $    995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Cumulative effects of accounting changes                                                             --          --          75
  Provision for credit losses                                                                          31          25          93
  Provision for severance-related costs                                                                50          --          --
  Provision for policyholder benefits                                                                 271         205         140
  Deferred income taxes                                                                              (259)       (141)        (37)
  Depreciation and amortization of premises and equipment                                             134         128         107
  Other, net                                                                                          (60)        (86)        111
---------------------------------------------------------------------------------------------------------------------------------
    Earnings adjusted for noncash charges and credits                                                 382         746       1,484
Net change in:
  Trading assets                                                                                   (1,375)      1,003     (18,904)
  Trading liabilities                                                                               5,829      11,220       4,342
  Receivables and payables from securities transactions                                            (1,079)       (516)      1,096
  Other operating assets and liabilities, net                                                         (35)       (150)        100
Securities available for sale gains                                                                  (180)        (72)         --
Investment securities gains                                                                            --          --         (13)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                 3,542      12,231     (11,895)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                                                              1,194      (1,791)      1,422
  Federal funds sold                                                                                1,690      (2,183)         77
  Securities purchased under resale agreements                                                     (7,952)       (127)     (2,909)
  Securities borrowed                                                                                  (2)     (3,260)        229
  Loans                                                                                              (279)      3,225       1,191
Securities available for sale:
  Purchases                                                                                        (4,164)     (5,830)         --
  Maturities and other redemptions                                                                  3,875       2,947          --
  Sales                                                                                             1,871       2,201          --
Investment securities:
  Purchases                                                                                            --          --      (8,128)
  Maturities and other redemptions                                                                     --          --       6,462
  Sales                                                                                                --          --       1,134
Acquisitions of premises and equipment                                                               (124)       (292)       (179)
Other, net                                                                                            (93)        (68)        (65)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                              (3,984)     (5,178)       (766)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                                                                            833       1,426      (2,059)
  Securities sold under repurchase agreements                                                        (678)     (8,297)      6,416
  Other short-term borrowings                                                                      (2,260)       (393)      7,555
Issuances of long-term debt                                                                         4,677       2,411       2,220
Repayments of long-term debt                                                                       (1,627)     (1,615)       (711)
Issuance of preferred stock of subsidiary                                                              --          --         247
Issuances of preferred stock                                                                          221         342          --
Redemptions of preferred stock                                                                         --        (205)       (250)
Purchases of treasury stock                                                                           (38)       (267)       (313)
Cash dividends paid                                                                                  (361)       (322)       (281)
Other, net                                                                                             34          23         200
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                   801      (6,897)     13,024
---------------------------------------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                                            (7)         79           3
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND DUE FROM BANKS                                                               352         235         366
Cash and due from banks, beginning of year                                                          1,985       1,750       1,384
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of year                                                              $ 2,337     $ 1,985    $  1,750
---------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                                     $ 5,078     $ 3,737    $  3,098
---------------------------------------------------------------------------------------------------------------------------------
Income taxes paid, net                                                                            $   217     $   216    $    144
---------------------------------------------------------------------------------------------------------------------------------
Noncash investing activities:
Conversions of loans to other real estate and assets acquired in credit workouts                  $    24     $    73    $     68
  Exchanges of Chilean government bonds for annuity contracts                                          88          91          89
  Other                                                                                                --          32          --
---------------------------------------------------------------------------------------------------------------------------------
Total noncash investing activities                                                                $   112     $   196    $    157
---------------------------------------------------------------------------------------------------------------------------------
Noncash financing activity: conversion of debt to preferred stock                                 $   245     $    --    $     --
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.




                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 65

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

  Bankers Trust New York Corporation together with its subsidiaries (the "Corporation") is a global provider of a wide range of financial services. The accounting policies of the Corporation conform with generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's estimates. The following is a description of the significant accounting policies of the Corporation.

Principles of Consolidation

  The consolidated financial statements of the Corporation include Bankers Trust New York Corporation (the "Parent Company"), Bankers Trust Company and its subsidiaries ("BTCo") and all other significant, majority-owned subsidiaries, after elimination of material intercompany transactions and accounts. Other companies in which there is at least 20 percent ownership are accounted for in accordance with the equity method of accounting. These investments are reported in other assets and the related equity income or loss, as well as disposition gains and losses, is included in other noninterest revenue.

Resale and Repurchase Agreements; Securities Borrowed

  Resale and repurchase agreements are generally treated as collateralized financing transactions and are carried at the amounts at which the securities were initially acquired or sold. The Corporation generally takes possession of securities purchased under resale agreements, which are primarily U.S. government and federal agency securities, and other OECD country sovereign bonds, monitors their fair value and requests additional collateral when deemed appropriate.

     Securities borrowed that are cash collateralized are recorded at the amount of cash collateral deposited with the lender. The Corporation monitors its market exposure with respect to securities borrowed transactions daily and requests the return of excess collateral as required.

Trading Securities; Securities Available for Sale

  The Corporation designates securities as either trading or available for sale at the date of acquisition.

     Debt and marketable equity securities and money market instruments which are classified as trading assets and short trading positions which are classified as trading liabilities are carried at their fair values with the resulting gains and losses included in trading revenue.

     Securities available for sale, including applicable hedges, are valued at fair value with the resulting net unrealized gains or losses recorded in stockholders' equity as securities valuation allowance. Realized gains and losses, as well as the amortization of premiums and accretion of discounts, are recorded in earnings. The specific identification method is used to determine the cost of securities sold.

     Fair value is generally based on quoted market prices or broker or dealer price quotations.

Derivatives

  Swaps, futures contracts, forward commitments, options and other similar types of contracts and commitments based on either interest rates or foreign exchange rates, as well as equity and commodity derivatives, are traded by the Corporation and are carried at their fair values as either trading assets or trading liabilities. Fair values for derivatives are based on quoted market prices or pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions. Gains and losses resulting from these positions are included in trading revenue.

     In addition to its trading activities, the Corporation, as an end user, utilizes various types of derivative products (principally interest rate and currency swaps) to manage the interest rate, currency and other market risks arising from a number of categories of its assets and liabilities. Derivatives used to manage such risks must be designated as a hedge at their inception and must remain effective as a hedge throughout the hedge period. Revenue or expense pertaining to management of interest rate exposure is predominantly recognized over the life of the contract as an adjustment to interest revenue or expense. Realized gains and losses on hedges of equities classified as other assets are included in the carrying amounts of those assets and are ultimately recognized in income when those assets are sold. Derivatives are also used to manage the risks associated with securities available for sale. These derivatives are carried at fair value with the resulting net unrealized gains and losses recorded in stockholders' equity as securities valuation allowance. The discount or premium on foreign exchange forward contracts and the interest on swaps used as hedges of net investments in foreign entities, as well as the net unrealized gains and losses from revaluing these contracts to the spot exchange rates, are recorded in stockholders' equity as cumulative translation adjustments.

Loans, Other Real Estate and Other Nonperforming Assets

  Loans generally are stated at their outstanding unpaid principal balances net of any deferred fees on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees are deferred and recognized as an adjustment of the yield (interest income) of the related loans.

     Generally, when a loan is in default as to payment of principal or interest for 90 days or when, in the judgment of management,



66 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES the accrual of interest should be ceased before 90 days, it is the Corporation's policy to place such a loan on a "cash basis." In addition, all loans classified as doubtful and all partially charged-off loans are placed on a cash basis, even if the borrower is still making required payments. Any accrued but unpaid interest previously recorded on cash basis loans is reversed against current period interest revenue. Cash receipts of interest on cash basis loans are recorded as either revenue or a reduction of principal, according to management's judgment as to the collectibility of principal.

     Renegotiated loans are those which have been renegotiated to an effective interest rate lower than the then-current market rate because of a deterioration in the financial position of the borrower. Interest on such loans is accrued at the renegotiated rate.

     Other real estate and other assets acquired in credit work-outs, are recorded at the lower of fair value or the recorded investment in the related loan and are classified as other assets. Any excess of the recorded investment in the loan over the fair value of the asset acquired is accounted for as a charge to the allowance for credit losses.

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Under SFAS 114, a loan is classified as in-substance foreclosure when physical possession of the collateral has been taken regardless of whether formal foreclosure proceedings have taken place. As a result, during the first quarter of 1995, loans previously classified as other real estate but for which the Corporation had not taken possession of the collateral were transferred to cash basis loans. This reclassification did not impact the Corporation's financial condition or results of operations.

Allowance For Credit Losses

  The allowance for credit losses is available for credit losses arising from the Corporation's portfolio which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Whenever the Credit Audit Department determines that the probability of loss is greater than 50 percent, a charge-off of the amount deemed uncollectible is recommended to the Audit Committee of the Board. Subsequent recoveries, if any, are credited to the allowance.

     Included in the allowance for credit losses is a valuation allowance for impaired loans as required by SFAS 114. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     A multitude of complex and changing factors are collectively weighed by management in determining the adequacy of the allowance. These factors include management's review of the extent of existing risks in the portfolio and of prevailing economic conditions, regular examinations and evaluations of the quality of the portfolio by the Credit Audit Department and by the bank regulatory authorities, and the actual loss experience and the level of the allowance. Assessing the adequacy of the allowance for credit losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's entire portfolio.

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

Deferred Stock Awards

  The Corporation records its obligations under outstanding deferred stock awards in stockholders' equity as common stock issuable-stock awards. The related deferred compensation is also included


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 67 in stockholders' equity. These classifications are based upon the Corporation's intent to settle these awards with its common stock.

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

NOTE 2 -- CHANGES IN ACCOUNTING PRINCIPLES

Loan Impairment

  On January 1, 1995, the Corporation adopted SFAS 114. This statement, as amended by SFAS 118, requires the creation of a valuation allowance for impaired loans based on one of the following: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At December 31, 1995, adoption of this standard resulted in a $90 million allocation of the existing allowance for credit losses to a specific valuation allowance for impaired loans.

     Additionally, under SFAS 114, a loan is classified as in-substance foreclosure when physical possession of the collateral has been taken regardless of whether formal foreclosure proceedings have taken place. As a result, during the first quarter of 1995, loans previously classified as other real estate but for which the Corporation had not taken possession of the collateral have been transferred to cash basis loans.

Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements

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

Offsetting of Amounts Related to Certain Contracts

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

Securities Available for Sale

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

NOTE 3 -- TRADING ASSETS AND TRADING LIABILITIES

  The components of these accounts, which are carried at fair value, were as follows:

  (in millions) December 31,                                     1995       1994
  ------------------------------------------------------------------------------
  TRADING ASSETS
  U.S. government and agency securities                       $10,630   $10,974
  Obligations of U.S. states and political subdivisions           393       179
  Foreign government securities                                 9,681     8,359
  Corporate debt securities                                     5,648     5,571
  Equity securities                                             5,098     3,850
  Bankers acceptances and certificates of deposit               1,572     1,316
  Swaps, options and other derivative contracts (1)            10,555    14,071
  Other                                                         4,316     3,194
  ------------------------------------------------------------------------------
  Total trading assets                                        $47,893   $47,514
  ==============================================================================
  TRADING LIABILITIES
  Securities sold, not yet purchased
    U.S. government and agency securities                     $ 7,987   $ 4,159
    Obligations of U.S. states and political subdivisions           7        --
    Foreign government securities                               3,098     2,751
    Equity securities                                           3,262     2,298
    Other                                                         473       174
  Swaps, options and other derivative contracts (1)            11,264    11,567
  ------------------------------------------------------------------------------
  Total trading liabilities                                   $26,091   $20,949
  ==============================================================================

  (1) Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with FIN 39.



68 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     Securities sold, not yet purchased are recorded as liabilities on the balance sheet and have off-balance sheet market risk to the extent that the Corporation, in satisfying this obligation, may have to purchase securities at a higher market price than that recorded on the balance sheet.

NOTE 4 -- SECURITIES AVAILABLE FOR SALE; INVESTMENT SECURITIES

  The fair value, amortized cost, and gross unrealized holding gains and losses for the Corporation's securities available for sale follow:

  (in millions) December 31,                                         1995
  ---------------------------------------------------------------------------------------------
                                                                     Gross
                                                                Unrealized Holding
                                                       Fair     ------------------    Amortized
                                                      Value     Gains    (Losses)          Cost
  ---------------------------------------------------------------------------------------------
  Debt securities
    U.S. government and agencies                    $   431   $     2    $    (5)       $   434
    States of the U.S. and political subdivisions     1,387        66        (56)         1,377
    Asset-backed                                      1,198         4         (6)         1,200
    Foreign governments                               1,669        14        (11)         1,666
    Corporate debt                                    1,179        13        (17)         1,183
    Mortgage-backed                                       9        --         --              9
  Equity securities                                     410        83         (8)           335
  ---------------------------------------------------------------------------------------------
  Total securities available for sale                $6,283   $   182    $  (103)       $ 6,204
  =============================================================================================

  (in millions) December 31,                                         1994
  ---------------------------------------------------------------------------------------------
                                                                     Gross
                                                              Unrealized Holding
                                                       Fair   ------------------      Amortized
                                                      Value     Gains    (Losses)          Cost
  ---------------------------------------------------------------------------------------------
  Debt securities
    U.S. government and agencies                    $   893   $     8    $   (19)       $   904
    States of the U.S. and political subdivisions     2,249        75        (46)         2,220
    Asset-backed                                      1,447         4         (4)         1,447
    Foreign governments                               1,469        37        (11)         1,443
    Corporate debt                                    1,000        21        (14)           993
    Mortgage-backed                                      --        --         --             --
  Equity securities                                     417       125         (7)           299
  ---------------------------------------------------------------------------------------------
  Total securities available for sale               $ 7,475   $   270    $  (101)       $ 7,306
  =============================================================================================

  (in millions) December 31,                                          1993
  ---------------------------------------------------------------------------------------------
                                                                      Gross
                                                                Unrealized Holding
                                                        Fair    ------------------    Amortized
                                                       Value     Gains     (Losses)        Cost
  ---------------------------------------------------------------------------------------------
  Debt securities
    U.S. government and agencies                      $1,091   $    33    $   (36)      $ 1,094
    States of the U.S. and political
      subdivisions                                     1,561       125        (59)        1,495
    Asset-backed                                       1,105         3         --         1,102
    Foreign governments                                1,305        17         --         1,288
    Corporate debt                                     1,667        32        (30)        1,665
  Equity securities                                      344        98         (8)          254
  ---------------------------------------------------------------------------------------------
  Total securities available for sale                 $7,073   $   308    $  (133)      $ 6,898
  =============================================================================================

     Except for U.S. government and agencies, there were no securities of any individual issuer included in securities available for sale that exceeded 10 percent of the Corporation's total stockholders' equity at December 31, 1995.

     The components of securities available for sale gains as reported in the consolidated statement of income follow:

  (in millions) Year Ended December 31,                       1995         1994
  -----------------------------------------------------------------------------
  Debt securities -- gross realized gains                    $  28        $  43
  Debt securities -- gross realized losses                     (27)         (39)
  Equity securities -- net realized gains                      179           68
  -----------------------------------------------------------------------------
  Total securities available for sale gains                  $ 180        $  72
  =============================================================================

     The components of investment securities gains as reported in the consolidated statement of income follow:

  (in millions) Year Ended December 31,                                    1993
  ------------------------------------------------------------------------------
  Debt securities -- gross realized gains                                  $  7
  Debt securities -- gross realized losses                                   (5)
  Equity securities -- net realized gains                                    11
  -----------------------------------------------------------------------------
  Total investment securities gains                                        $ 13
  =============================================================================

     The following table shows the fair value, remaining maturities, approximate weighted average yields (based on amortized cost) and total amortized cost by maturity distribution of the debt components of the Corporation's securities available for sale at December 31, 1995.

  --------------------------------------------------------------------------------------------------------------------------------
                                                                   Maturity Distribution
                                    ----------------------------------------------------------------------------------------------
                                                      After One       After Five
                                        Within        But Within      But Within        After          Mortgage
                                       One Year       Five Years      Ten Years       Ten Years         Backed            Total
  --------------------------------------------------------------------------------------------------------------------------------
  ($ in millions)                   Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield   Amount   Yield   Amount  Yield
  --------------------------------------------------------------------------------------------------------------------------------
  U.S. government and agencies      $   85   5.47%  $  330   5.52%  $   --     --%    $ 16   9.82%    $ --      --%  $  431   5.67%
  States of the U.S. and political
    subdivisions                       492   5.90      278   4.38      400   5.60      217   6.34       --      --    1,387   5.56
  Asset-backed securities               10   6.87      557   5.98      283   5.89      348   6.57       --      --    1,198   6.13
  Foreign government securities        635  10.94      575   7.09      268   7.61      191   7.69       --      --    1,669   8.71
  Corporate debt                       250   5.94      719   5.93      119   7.14       91   7.50       --      --    1,179   6.18
  Mortgage-backed                       --     --       --     --       --     --       --     --        9   13.56        9  13.56
  --------------------------------------------------------------------------------------------------------------------------------
  Total fair value                  $1,472          $2,459          $1,070            $863            $  9           $5,873
  ========================================          ======          ======            ====            ====           ======
  Total amortized cost              $1,472          $2,475          $1,065            $848            $  9           $5,869
  ========================================          ======          ======            ====            ====           ======



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 69

NOTE 5 -- LOANS

     The following table summarizes the composition of loans at the end of each of the last five years:

  -------------------------------------------------------------------------------------------------------------------------------
  ($ in millions) December 31,              1995                1994                1993               1992                1991
  -------------------------------------------------------------------------------------------------------------------------------
  Domestic
    Commercial and industrial       $ 2,520     20%     $ 2,218      18%    $ 2,794     18%    $ 3,727      21%    $ 4,074     24%
    Financial institutions            1,778     14        2,221      17       3,210     21       4,544      26       3,020     18
    Real estate
       Construction                     154      1          234       2         245      2         261       2         405      2
       Mortgage                       1,276     10        1,126       9       1,550     10       1,625       9       1,499      9
    Other                             1,442     11        1,044       8       1,780     12       1,312       8       1,247      7
  -------------------------------------------------------------------------------------------------------------------------------
  Total domestic                      7,170     56        6,843      54       9,579     63      11,469      66      10,245     60
  -------------------------------------------------------------------------------------------------------------------------------
  International
    Governments and official
       institutions                     227      2          184       2         456      3       1,316       8       1,709     10
    Banks and other financial
       institutions                   1,543     13        2,994      24       1,935     12       1,076       6         973      5
    Commercial and industrial         1,934     15        1,428      11       1,721     11       1,930      11       2,409     14
    Real estate
       Construction                       2     --            2      --           2     --          18      --         161      1
       Mortgage                         176      1          138       1         261      2         394       2         465      3
    Other                             1,701     13        1,014       8       1,346      9       1,212       7       1,175      7
  -------------------------------------------------------------------------------------------------------------------------------
  Total international                 5,583     44        5,760      46       5,721     37       5,946      34       6,892     40
  -------------------------------------------------------------------------------------------------------------------------------
  Gross loans                        12,753    100%      12,603     100%     15,300    100%     17,415     100%     17,137    100%
                                               ---                  ---                ---                 ---                ---
  Less: unearned income                 120                 102                 100                 97                  90
  -----------------------------------------             -------             -------            -------             -------
  Total loans                       $12,633             $12,501             $15,200            $17,318             $17,047
  =========================================             =======             =======            =======             =======

     On a global basis, the commercial and industrial category and the "other" category included no single industry group with aggregate borrowings from the Corporation in excess of 10 percent of the total loan portfolio at December 31, 1995.

     The following table shows certain maturity information for the Corporation's loans at December 31, 1995, excluding 1-4 family mortgages, installment loans and lease financing:

                                                 Remaining Maturity
  ------------------------------------------------------------------------------
                                         Within    After One     After
                                            One   But Within      Five
  (in millions)                            Year   Five Years     Years     Total
  ------------------------------------------------------------------------------
  Domestic
    Commercial and industrial            $  682       $1,192     $ 646   $ 2,520
    Financial institutions                1,498          263        17     1,778
    Real estate
      Construction                           33          121        --       154
      Mortgage                              340          437       289     1,066
    Other                                 1,082          143         3     1,228
  ------------------------------------------------------------------------------
  Total domestic                          3,635        2,156       955     6,746
  International                           4,112          430       840     5,382
  ------------------------------------------------------------------------------
  Total                                  $7,747       $2,586    $1,795   $12,128
  ------------------------------------------------------------------------------
  Loans due after one year
    With predetermined interest rates                 $  618    $  987
  ------------------------------------------------------------------------------
    With floating or adjustable
      interest rates                                  $1,968    $  808
  ==============================================================================

Cash Basis Loans and Renegotiated Loans

     The Corporation's cash basis loans and renegotiated loans are summarized as follows:

  (in millions) December 31,                                    1995        1994
  ------------------------------------------------------------------------------
  Cash basis loans
    Domestic                                                    $570        $618
    International                                                174         378
  ------------------------------------------------------------------------------
  Total cash basis loans                                        $744        $996
  ------------------------------------------------------------------------------
  Renegotiated loans
    Domestic                                                    $100        $ 66
    International                                                 --          --
  ------------------------------------------------------------------------------
  Total renegotiated loans                                      $100        $ 66
  ==============================================================================

     At December 31, 1995 and 1994, the Corporation had commitments to make additional loans to borrowers on a cash basis or renegotiated status of $27 million and $4 million, respectively.



70 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

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

  (in millions) Year Ended December 31,                1995       1994      1993
  ------------------------------------------------------------------------------
  Domestic loans
    Gross amount of interest that would
       have been recorded at original rate              $64        $52       $56
    Less, interest, net of reversals,
       recognized in interest revenue                    13          3         8
  ------------------------------------------------------------------------------
  Reduction of interest revenue                          51         49        48
  ------------------------------------------------------------------------------
  International loans
    Gross amount of interest that would
       have been recorded at original rate               15         27        29
    Less, interest, net of reversals,
       recognized in interest revenue                    --          4        22
  ------------------------------------------------------------------------------
  Reduction of interest revenue                          15         23         7
  ------------------------------------------------------------------------------
  Total reduction of interest revenue                   $66        $72       $55
  ==============================================================================


     On January 1, 1995, the Corporation adopted SFAS 114. This statement, as amended by SFAS 118, requires the creation of a valuation allowance for impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At December 31, 1995, the recorded investment in loans that was considered to be impaired under SFAS 114 was $844 million which consisted of total cash basis loans and renegotiated loans. Included in this amount was $458 million of loans which required a valuation allowance of $90 million. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $951 million. For the year ended December 31, 1995, the Corporation recognized interest income on impaired loans of $13 million, using the cash basis method of income recognition described above and in Note 1. Also as a result of the adoption of SFAS 114, $35 million of in-substance foreclosed properties were transferred from other real estate to cash basis loans.

NOTE 6 -- ALLOWANCE FOR CREDIT LOSSES

  An analysis of the changes in the Corporation's allowance for credit losses follows:

  (in millions) Year Ended December 31,           1995          1994        1993
  ------------------------------------------------------------------------------
  Balance, beginning of year                    $1,252        $1,324      $1,620
  ------------------------------------------------------------------------------
  Net charge-offs
    Charge-offs                                    330           168         460
    Recoveries                                      39            71          71
  ------------------------------------------------------------------------------
      Total net charge-offs                        291            97         389
  Provision for credit losses                       31            25          93
  ------------------------------------------------------------------------------
  Balance, end of year                          $  992        $1,252      $1,324
  ==============================================================================

NOTE 7 -- PREMISES AND EQUIPMENT; LEASES

  An analysis of premises and equipment follows:

  (in millions) December 31,                                    1995        1994
  ------------------------------------------------------------------------------
  Land                                                        $   73      $   73
  Buildings                                                      321         313
  Leasehold improvements                                         342         311
  Furniture and equipment                                        974         908
  Property leased under capital leases
     Land and buildings                                           76          76
     Equipment                                                     3           3
  Construction-in-progress                                        14          24
  ------------------------------------------------------------------------------
  Total                                                        1,803       1,708
  Less, accumulated depreciation and amortization                907         793
  ------------------------------------------------------------------------------
  Net book value                                              $  896      $  915
  ==============================================================================

     Included in accumulated depreciation and amortization was accumulated amortization related to capital leases of $28 million and $26 million at December 31, 1995 and 1994, respectively.

     The Corporation is a lessee under lease agreements covering real property and equipment. Certain leases contain purchase or bargain renewal options. On January 24, 1996, BTCo closed on the purchase of One Bankers Trust Plaza which, at December 31, 1995, was classified as property leased under capital leases. Due to this purchase the future minimum lease payments under the Corporation's capital leases are minimal.

     The future minimum lease payments required under the Corporation's noncancelable operating leases at the end of 1995 were as follows:

  (in millions) December 31,                                               1995
  -----------------------------------------------------------------------------
  1996                                                                     $ 65
  1997                                                                       61
  1998                                                                       55
  1999                                                                       54
  2000                                                                       52
  2001 and later                                                            191
  -----------------------------------------------------------------------------
  Total minimum lease payments                                             $478*
  -----------------------------------------------------------------------------

  * Net minimum lease payments were $459 million after deducting minimum noncancelable sublease rentals of $19 million.

     The following shows the net rental expense for all operating leases:

  (in millions) Year Ended December 31,           1995          1994        1993
  ------------------------------------------------------------------------------
  Gross rental expense                             $81           $87         $87
  Less, sublease rental income                       3             9           9
  ------------------------------------------------------------------------------
  Net rental expense                               $78           $78         $78
  ==============================================================================

     For additional information on commitments and contingencies see "Legal Proceedings" on page 105.



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 71

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

     The details of these borrowings for the years 1995, 1994 and 1993 are presented below:

  ($ in millions)                                 1995          1994       1993
  -----------------------------------------------------------------------------
  Securities sold under repurchase agreements
  Balance at year end                             $15,247    $15,617    $23,834
  Average amount outstanding                       21,543     21,814     23,772
  Maximum amount outstanding at
     any month end                                 28,212     28,409     28,575
  Average interest rate for the year                 5.44%      4.20%      3.64%
  Average interest rate on year-end balance          6.23%      5.34%      3.59%
  Federal funds purchased
  Balance at year end                             $ 4,658    $ 3,463    $ 5,242
  Average amount outstanding                        3,623      2,908      2,674
  Maximum amount outstanding at
     any month end                                  6,313      6,742      5,719
  Average interest rate for the year                 5.47%      3.37%      2.49%
  Average interest rate on year-end balance          5.07%      4.60%      2.50%
  Commercial paper
  Balance at year end                             $ 6,860    $ 8,009    $ 7,156
  Average amount outstanding                        7,022      7,387      5,415
  Maximum amount outstanding at
     any month end                                  8,239      9,378      7,156
  Average interest rate for the year                 6.25%      4.59%      3.65%
  Average interest rate on year-end balance          5.81%      5.38%      3.47%
  Other
  Balance at year end                             $ 4,243    $ 6,750    $ 6,594
  Average amount outstanding                        5,694      6,961      4,628
  Maximum amount outstanding at
     any month end                                  6,918      7,832      6,594
  Average interest rate for the year                 6.95%      6.57%      7.39%
  Average interest rate on year-end balance          7.45%      6.27%      5.76%
  -----------------------------------------------------------------------------

     The Parent Company had standby lines of credit amounting to $500 million at December 31, 1995 with banks other than its subsidiaries to support its commercial paper outstanding. It has never been necessary for the Parent Company to activate these lines of credit.

NOTE 9 -- LONG-TERM DEBT

  Long-term debt is summarized as follows, based on the contractual terms of each issue:

                          Fixed Rate            Floating Rate      Dec. 31,   Dec. 31,
                     --------------------   ---------------------      1995       1994
  (in millions)      Senior  Subordinated    Senior  Subordinated     Total      Total
  ------------------------------------------------------------------------------------
  Parent Company
  Due in 1995          $ --       $    --   $    --          $ --    $   --     $  455
  Due in 1996           580           150        14            --       744        759
  Due in 1997            --           198        24            --       222        410
  Due in 1998           100            --       442            --       542        167
  Due in 1999            --           100        40           150       290        309
  Due in 2000            --           216       478            --       694        207
  Due in 2001-2005       15         1,065        16           458     1,554      1,293
  Thereafter             --           414        --            --       414        388
  ------------------------------------------------------------------------------------
  Total                $695        $2,143    $1,014          $608    $4,460     $3,988
  ------------------------------------------------------------------------------------
  BTCo
  Due in 1995          $ --        $   --    $   --          $ --    $   --     $  488
  Due in 1996            --            --       564            --       564        845
  Due in 1997            --            25     1,099            --     1,124        287
  Due in 1998            --            28       280            --       308         97
  Due in 1999            --             7        92            --        99        115
  Due in 2000            --             7     1,464            --     1,471         18
  Due in 2001-2005       --            30       508            --       538        153
  Thereafter             --            --       168            --       168         70
  ------------------------------------------------------------------------------------
  Total                $ --        $   97    $4,175          $ --    $4,272     $2,073
  ------------------------------------------------------------------------------------
  BT Securities Corporation
  Subordinated Notes due Feb. 1997 to Nov. 1999
    ($63 million at fixed rate at Dec. 1995)                         $  320     $  319
  Senior Floating Rate Note due Sept. 1998                              200         --
  Bankers Trust (Delaware)
  Zero Coupon Bank Notes due Dec. 1996                                   42         75
  ------------------------------------------------------------------------------------
  Total long-term debt                                               $9,294     $6,455
  ====================================================================================

     Based solely on the contractual terms of the debt issues, at December 31, 1995 and 1994 the Corporation's total fixed rate long-term debt had a weighted average interest rate of 7.53 percent and 7.26 percent, respectively.

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

     The weighted average effective interest rates for total long-term debt, including the effects of the related swap agreements, were 6.39 percent and
  6.23 percent at December 31, 1995 and 1994, respectively.

     Certain debt securities include covenants requiring the Parent Company, from time to time or at maturity, as appropriate, to issue common stock or other securities in an amount equal to the principal amount of the debt securities, in order to comply with bank regulations governing capital adequacy. In this regard, at December 31, 1995 and 1994, the Parent Company had dedicated $598 million of net proceeds from such issuances.



72 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     At December 31, 1995 and 1994, certain subsidiaries of Bankers Trust Company had outstanding $2.94 billion and $626 million, respectively of mandatory redeemable preference securities as included in the table above. Maturities at December 31, 1995 range from September 1996 to December 2003 and maturities at December 31, 1994 range from September 1996 to December 1996.

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

     Dividends on each series of BTOF Preferred are cumulative and payable generally every 28 days at a rate per annum determined by auction. The rate for any dividend period is subject to a minimum rate, in certain circumstances, based upon the "AA" Corporate Commercial Paper Rate and a maximum rate based upon selected short and long-term U.S. Treasury securities as determined at the particular auction date. For the years ended December 31, 1995 and 1994, the composite average dividend rates on the four series of BTOF Preferred were 6.14 percent and 4.32 percent, respectively. At December 31, 1995 and 1994, the composite average dividend rates were 6.06 percent and 6.44 percent, respectively.

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

  ($ in millions) December 31,                                  1995        1994
  ------------------------------------------------------------------------------
  Series J, Outstanding: 447,225 shares                         $ 45        $ 45
  Series Q, Outstanding: 80,000 shares                           200         200
  Series R, Outstanding: 60,000 shares                           150         150
  Series I, Outstanding: 1,000,000 shares                        100          --
  Series O, Outstanding: 589,268 shares                          147          --
  Series P, Outstanding: 98,320 shares                            98          --
  Series S, Outstanding: 50,000 shares                           125          --
  ------------------------------------------------------------------------------
  Total preferred stock                                         $865        $395
  ==============================================================================

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

Fixed/Adjustable Rate Cumulative Preferred Stock, Series D and J

  On August 31, 1989, the Parent Company issued $250 million, or 5 million shares, of Fixed/Adjustable Rate Cumulative Preferred Stock, Series D (Liquidation Preference -- $50 per share) ("Series D"). On October 28, 1992, the Parent Company exchanged 447,225 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series J (Liquidation Preference -- $100 per share) ("Series J") for 894,450 shares of its Series D amounting to $44,722,500 liquidation value. On September 1, 1994, the Corporation redeemed its remaining outstanding 4,105,550 shares, or $205,277,500 liquidation value, of the Series D Fixed/Adjustable Rate Cumulative Preferred Stock.

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



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 73

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

8.55% Cumulative Preferred Stock, Series I

  On March 23, 1992, Bankers Trust Company issued $100 million of 6.90% Subordinated Notes due March 1995 (the "Notes"). The Notes, which were guaranteed on a subordinated basis by the Parent Company, were issued as part of 4 million Preferred Purchase Units ("Units"). Each Unit consisted of a Note with a $25 principal amount, a subordinated guaranty by the Parent Company of such Note, and a preferred stock purchase contract (the "Purchase Contract") issued by the Parent Company. Holders of the Units were entitled to receive 8.55 percent per annum with respect to each Unit, payable quarterly, which consisted of the interest on the Notes and a contract fee in respect of the Purchase Contracts. On March 1, 1995, the Notes matured and, in accordance with the original terms of the Purchase Contracts, the holders of the Units were required to purchase 4 million depositary shares, at $25 per share, each representing a one-fourth interest in a share of the Parent Company's 8.55% Cumulative Preferred Stock, Series I (Liquidation Preference -- $100 per share) ("Series I").

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

Auction Rate Cumulative Preferred Stock, Series K, L, M and N

  The Parent Company, as part of an agreement with BTOF, holds in treasury Auction Rate Cumulative Preferred Stock in four series of 625 shares each -- Series K, Series L, Series M and Series N (Liquidation Preference -- $100,000 per share). See Note 10 for a more detailed discussion of this agreement.

7 5/8% Cumulative Preferred Stock, Series O

  On June 2, 1993, the Parent Company issued $150 million of 7 5/8% Convertible Capital Securities due June 2033. These debt securities were subordinated and could only be redeemed in whole but not in part, on or after June 1, 1998 at par, plus accrued and unpaid interest to the redemption date. On March 1, 1995, the Parent Company reset the interest rate on the 7 5/8% Convertible Capital Securities to a rate of 6 1/8 percent per annum giving holders of this issue the right, at any time prior to redemption or maturity, to convert the debt securities into depositary shares, at $25 per share, each representing a one-tenth interest in a share of the Parent Company's 7 5/8% Cumulative Preferred Stock, Series O (Liquidation Preference -- $250 per share) ("Series O"). During 1995, holders of the Convertible Capital Securities converted their securities for approximately 5.9 million depositary receipts, each evidencing a depositary share representing a one-tenth interest in a share of the Corporation's Series O for a total amount of approximately $147 million.

     Dividends on the Series O are cumulative and payable quarterly on each March 1, June 1, September 1 and December 1, commencing with the date succeeding original issuance. Shares of Series O are redeemable at the Parent Company's option, in whole or in part, at $300 per share (or $30 per depositary share) on or before June 1, 1998 and thereafter at $250 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

7.50% Cumulative Preferred Stock, Series P

  On August 19, 1993, the Parent Company issued $100 million of 7.50% Convertible Capital Securities due August 2033. These debt securities were subordinated and could only be redeemed, in whole but not in part, on or after August 15, 1998 at par, plus accrued and unpaid interest to the redemption date. On May 15, 1995, the Parent Company reset the interest rate on the 7.50% Convertible Capital Securities to a rate of 6.00 percent per annum giving holders of this issue the right, at any time prior to redemption or maturity, to convert the debt securities into depositary shares, at $25 per share, each representing a one-fortieth interest in a share of the Parent Company's 7.50% Cumulative Preferred Stock, Series P (Liquidation Preference -- $1,000 per share) ("Series P"). During 1995, holders of the Convertible Capital Securities converted their securities for approximately 3.9 million depositary receipts, each evidencing a depositary share representing a one-fortieth interest in a share of the Corporation's Series P for a total amount of approximately $98 million.



74 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     Dividends on the Series P are cumulative and payable quarterly on February 15, May 15, August 15 and November 15, commencing with the date succeeding original issuance. Shares of Series P are redeemable at the Parent Company's option, in whole or in part, at $1,200 per share (or $30 per depositary share) on or before August 15, 1998 and thereafter at $1,000 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

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

7.75% Cumulative Preferred Stock, Series S

  On June 30, 1995, the Corporation issued $125 million, or 5 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of the Corporation's 7 3/4% Cumulative Preferred Stock, Series S (Liquidation Preference -- $2,500 per share) ("Series S").

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

     Each Right entitles the record holder to purchase from the Parent Company a one-hundredth interest in a share of the Parent Company's Series C Junior Participating Preferred Stock at an exercise price of $140, subject to certain adjustments. The Rights will not be exercisable or transferable apart from the common stock until the 10th day after either a public announcement that a person or group (an "Acquiring Person") has acquired beneficial ownership of 20 percent or more of the common stock, or the announcement or commencement of a tender offer for 20 percent or more of the common stock. If the Corporation is acquired or 50 percent or more of its consolidated assets or earning power are sold, each holder of a Right will have the right to receive, upon the exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which have a market value of two times the exercise price of the Right. If any person becomes an Acquiring Person (unless such person first acquires 20 percent or more of the outstanding common shares by a purchase pursuant to a tender offer for all of the common shares for cash, which purchase increases such person's



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 75 beneficial ownership to 80 percent or more of the outstanding common shares), each holder of a Right other than Rights beneficially owned by the Acquiring Person (which will be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. The Rights will expire on February 26, 1998, but may be redeemed at any time prior to a person or group acquiring the beneficial ownership of 20 percent or more of the common stock. Until a Right is exercised, the holder will have no rights as a stockholder of the Parent Company.

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

NOTE 13 -- COMMON STOCK

  The purposes and number of shares of common stock issued, distributed from treasury and purchased for treasury during 1995, 1994 and 1993 were as follows:

  Year Ended December 31,                          1995        1994        1993
  -----------------------------------------------------------------------------
  Common shares outstanding,
    beginning of year                        78,069,266  80,602,534  82,873,988
  -----------------------------------------------------------------------------
  Shares issued or distributed under
    Employee Benefit Plans:
      1976 Stock Option Plan                         --       3,000       9,376
      1985 Stock Option and
        Stock Award Plan
          Stock options                         260,993     144,769     869,966
          Restricted stock awards, net               --     (12,619)    (25,664)
          Deferred stock awards                      --      15,829     204,827
      1991 Stock Option and
        Stock Award Plan
          Stock options                         367,728     274,864     591,776
          Restricted stock awards, net          (84,539)     (5,298)    231,671
          Deferred stock awards                 242,264       7,459          --
      1994 Stock Option and
        Stock Award Plan
          Stock options                           7,000          --          --
          Restricted stock awards, net          813,901     661,400          --
          Deferred stock awards                      --          --          --
  -----------------------------------------------------------------------------
  Total shares issued or distributed          1,607,347   1,089,404   1,881,952
  Shares purchased for treasury                (600,495) (3,622,672) (4,153,406)
  -----------------------------------------------------------------------------
  Common shares outstanding,
    end of year                            79,076,118    78,069,266  80,602,534
  =============================================================================

     At December 31, 1995, common stock was reserved for issuance or distribution as follows:

  -----------------------------------------------------------------------------
  Dividend Reinvestment and Common Stock Purchase Plan                2,512,549
  Employee Benefit Plans
    PartnerShare (including ESOP shares)                              2,274,330
    1994 Stock Option and Stock Award Plan                           13,517,699
    1991 Stock Option and Stock Award Plan                            6,445,837
    1985 Stock Option and Stock Award Plan                            2,243,578
  -----------------------------------------------------------------------------
  Total                                                              26,993,993
  =============================================================================

     At the Annual Meeting of Stockholders on April 19, 1994, the stockholders approved the 1994 Stock Option and Stock Award Plan (the "1994 Plan") which made available for grant, until April 21, 1998, 15 million common shares. The 1994 Plan permits the granting of nonqualified and incentive stock options, restricted stock, deferred stock and other common stock-based awards (collectively, the "Awards"). Awards are still outstanding under the 1991 Stock Option and Stock Award Plan (the "1991 Plan") and the 1985 Stock Option and Stock Award Plan (the "1985 Plan"). No further Awards will be granted under either the 1991 Plan, as of April 19, 1994 or the 1985 Plan, as of April 16, 1991 or the 1976 Stock Option Plan. These plans are administered by a Committee of the Board of Directors (the "Committee"), none of whom is eligible to participate therein. The Committee determines whether, to what extent and under what circumstances the Awards may be settled in cash. Awards granted under these plans may be satisfied through the use of the Parent Company's authorized but



76 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES unissued shares or shares held in the Parent Company's treasury. The Corporation currently intends to satisfy the awards to be granted under the 1994 Stock Option and Stock Award Plan and prior Stock Option and Stock Award Plans with treasury shares acquired through open market purchases and may purchase up to approximately 2 million shares during the remainder of 1996 for this purpose.

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

     The following is a summary of stock option and SAR transactions which occurred during 1993, 1994 and 1995:

                                                                    Option Price
                              Options           SARs                   Per Share
  ------------------------------------------------------------------------------
  December 31, 1992         5,471,043          6,364          $19.75   -$64.2813
    Granted                 2,132,000             --           70.4375 - 80.75
    Exercised              (1,471,118)         (2,491)         19.75   - 56.75
    Cancelled                 (39,991)         (3,873)
  ---------------------------------------------------
  December 31, 1993         6,091,934              --          19.75   - 80.75
  ---------------------------------------------------
    Granted                 2,448,000              --          67.0625 - 70.25
    Exercised                (422,633)             --          19.75   - 70.4375
    Cancelled                (314,653)             --
  ---------------------------------------------------
  December 31, 1994         7,802,648              --          27.0625 - 80.75
  ---------------------------------------------------
    Granted                 2,648,500              --          62.1875 - 69.0625
    Exercised                (635,721)             --          27.0625 - 68.625
    Cancelled                (816,636)             --
  ---------------------------------------------------
  December 31, 1995         8,998,791              --          27.0625 - 80.75
  ---------------------------------------------------
  Exercisable at:
  December 31, 1994         5,358,148              --
  ---------------------------------------------------
  December 31, 1995         6,350,291              --
  ---------------------------------------------------

     For options outstanding at December 31, 1995 and 1994, the average option price per share was $62.74 and $62.34, respectively, and the range of expiration dates was 1996 through 2005 and 1995 through 2004, respectively.

     Recipients of restricted stock have all the rights of a stockholder of the Corporation, except for limitations on sale or use of shares during the restriction period, generally three years. Restricted stock must be issued from treasury shares. The Committee determines all conditions of the awards, including whether to permit or require cash dividends to be deferred or reinvested.

     Deferred stock awards are the right to receive common stock of the Corporation at a specified future date. The awards vest from one to three years from the date of the award. For deferred stock awards, shares of stock are not distributed until after a specified deferral period extending up to five years from the vesting date. Prior to distribution, awards may earn amounts equivalent to quarterly dividends declared by the Corporation and may also earn the equivalent of the excess of quarterly earnings per common share over the cash dividends. At December 31, 1995 and 1994, there were deferred stock awards outstanding of 3,334,674 shares and 2,223,232 shares, respectively.

     After providing for stock options granted, restricted stock awards and deferred stock awards, there were 7,073,010 and 11,601,183 shares available for future grant under the 1994 Plan at December 31, 1995 and 1994, respectively.

NOTE 14 -- ASSET AND DIVIDEND RESTRICTIONS

  The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the Federal Reserve Bank. The reserve balances of the Corporation's subsidiary banks were $633 million and $622 million at December 31, 1995 and 1994, respectively. For the years 1995 and 1994, the average reserve balances of these banks amounted to $199 million and $243 million, respectively.

     Assets, principally trading assets and securities available for sale, of approximately $5.394 billion at December 31, 1995 were pledged as collateral to secure public and trust deposits, for borrowings, and for other purposes.

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

     Limitations exist on the availability of BTCo's undistributed earnings for the payment of dividends to the Parent Company without prior approval of the bank regulatory authorities. In this regard, BTCo can declare dividends in 1996 without approval of the regulatory authorities of $66 million of its retained earnings at December 31, 1995, plus an additional amount equal to net profits, as defined, for 1996 up to the date of any such dividend declaration. The Federal Reserve Board may prohibit the payment of dividends if it determines that circumstances relating to the financial condition of a bank are such that the payment of dividends would be an unsafe and unsound practice.



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 77

     Certain other subsidiaries are subject to various regulatory and other restrictions which may limit cash dividends and advances to the Parent Company.

NOTE 15 -- INTEREST REVENUE AND INTEREST EXPENSE

  The following are the components of interest revenue and interest expense:

  (in millions) Year Ended December 31,             1995        1994        1993
  ------------------------------------------------------------------------------
  INTEREST REVENUE
  Trading assets                                  $2,676      $2,930      $2,413
  Loans                                              941         876         884
  Interest-bearing deposits with banks               207         124         214
  Federal funds sold                                 104          31          22
  Securities purchased under resale
   agreements                                      1,057         468         381
  Securities borrowed                                509         211         127
  Securities available for sale
    Taxable                                          344         312          --
    Exempt from federal income taxes                  48          78          --
  Investment securities
    Taxable                                           --          --         329
    Exempt from federal income taxes                  --          --          66
  ------------------------------------------------------------------------------
  Total interest revenue                           5,886       5,030       4,436
  ------------------------------------------------------------------------------
  INTEREST EXPENSE
  Deposits
    In domestic offices                              376         268         218
    In foreign offices                               984         696         795
  Trading liabilities                              1,053         807         424
  Securities sold under repurchase
    agreements                                     1,173         917         865
  Other short-term borrowings                      1,033         894         606
  Long-term debt                                     450         276         214
  ------------------------------------------------------------------------------
  Total interest expense                           5,069       3,858       3,122
  ------------------------------------------------------------------------------
  Net interest revenue                            $  817      $1,172      $1,314
  ==============================================================================

NOTE 16 -- TRADING REVENUE; FEES AND COMMISSIONS; OTHER NONINTEREST REVENUE

     The following are the components of trading revenue, fees and commissions and other noninterest revenue:

  (in millions) Year Ended December 31,              1995       1994        1993
  ------------------------------------------------------------------------------
  TRADING REVENUE
  Interest rate risk                               $   87     $  278      $1,066
  Foreign exchange risk                                36        (54)        191
  Equity and commodity risk                           218        241         374
  ------------------------------------------------------------------------------
  Total trading revenue                            $  341     $  465      $1,631
  ==============================================================================
  FEES AND COMMISSIONS
  Corporate finance fees                           $  398     $  431      $  407
  Service charges on deposit accounts                  70         84          90
  Acceptances and letters of credit
   commissions                                         42         44          50
  Other                                               202        197         163
  ------------------------------------------------------------------------------
  Total fees and commissions                       $  712     $  756      $  710
  ==============================================================================
  OTHER NONINTEREST REVENUE
  Insurance premiums                               $  234     $  183      $  124
  Net revenue from equity investment
   transactions, including write-offs                 146        109         126
  Other                                               113        148          57
  ------------------------------------------------------------------------------
  Total other noninterest revenue                  $  493     $  440      $  307
  ==============================================================================

NOTE 17 -- OTHER NONINTEREST EXPENSES

  The following are the components of other noninterest expenses:

  (in millions) Year Ended December 31,                 1995      1994      1993
  ------------------------------------------------------------------------------
  Provision for policyholder benefits                   $271      $205      $140
  Fees for professional services                         205       151       149
  Telecommunications                                     114       114        91
  Agency personnel fees                                  112       117        88
  Service bureaus                                         86        76        40
  Travel and entertainment                                79        99        85
  Other                                                  223       182       284
  ------------------------------------------------------------------------------
  Total other noninterest expenses                    $1,090      $944      $877
  ==============================================================================

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



78 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

     Effective June 30, 1994, a foreign defined benefit plan was changed to a defined contribution plan. As a result of this change, the Corporation recognized a $7 million curtailment/settlement gain in other noninterest revenue.

     Pension expense for 1995, 1994 and 1993 included the following components:

  (in millions)                                      1995       1994       1993
  -----------------------------------------------------------------------------
  Principal defined benefit plans
   (domestic and foreign)
      Service cost -- benefits earned                $ 17       $ 23       $ 20
      Interest cost on projected benefit
        obligations                                    38         37         33
      Actual return on plan assets                   (151)         6        (89)
      Net amortization and deferral                    83        (73)        23
  -----------------------------------------------------------------------------
  Total                                               (13)        (7)       (13)
  Defined contribution plans                           20         10         12
  Other plans                                           5          2          4
  -----------------------------------------------------------------------------
  Pension expense                                    $ 12       $  5       $  3
  =============================================================================

     The actuarial assumptions used for the principal domestic defined benefit plan were as follows:

                                                     1995       1994       1993
  -----------------------------------------------------------------------------
  Discount rate in determining expense               8.75%      7.25%      8.00%
  Discount rate in determining benefit
    obligations at year end                          7.00%      8.75%      7.25%
  Rate of increase in future compensation
    levels for determining expense                   5.00%      5.00%      5.00%
  Rate of increase in future compensation
    levels for determining benefit
    obligations at year end                          5.00%      5.00%      5.00%
  Expected long-term rate of return
    on assets                                        9.00%      9.00%      9.00%

     At year end 1995, the effect of changing the discount rate from 8.75% to 7.00% was to increase the projected benefit obligation, accumulated benefit obligation and vested benefit obligation by $96 million, $73 million and $70 million, respectively.

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

     The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet for its principal domestic and foreign defined benefit pension plans:

                                                          December 31, 1995               December 31, 1994
                                                    -----------------------------   -----------------------------
                                                    Assets Exceed     Accumulated   Assets Exceed     Accumulated
                                                      Accumulated        Benefits     Accumulated        Benefits
  (in millions)                                          Benefits   Exceed Assets        Benefits   Exceed Assets
  ---------------------------------------------------------------------------------------------------------------
  Actuarial present value of benefit obligations:
     Vested benefit obligations                             $(445)          $(22)           $(339)           $(19)
  ---------------------------------------------------------------------------------------------------------------
     Accumulated benefit
      obligations                                           $(460)          $(22)           $(351)           $(20)
  ---------------------------------------------------------------------------------------------------------------
  Projected benefit obligations                             $(544)          $(23)           $(418)           $(21)
  Plan assets at fair value                                   795              1              674               1
  ---------------------------------------------------------------------------------------------------------------
  Funded status                                               251            (22)             256             (20)
  Unrecognized net (assets)
    obligations                                               (28)             1              (35)              2
  Unrecognized prior service cost                              17             --               20              --
  Unrecognized net (gain) loss                                (92)             4             (106)              3
  Additional minimum liability                                 --             (5)              --              (4)
  ---------------------------------------------------------------------------------------------------------------
  Prepaid (accrued) pension cost                            $ 148           $(22)           $ 135            $(19)
  ---------------------------------------------------------------------------------------------------------------

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

     The Corporation's postretirement benefits expense for the year ended December 31, 1995 was $9 million. This consisted of $8 million of interest cost on accumulated postretirement benefit obligations and $1 million of service cost attributable to service during the year. For the year ended December 31, 1994 postretirement benefits expense was $10 million. This consisted of $9 million of interest cost on accumulated postretirement benefit obligations and $1 million of service cost attributable to service during the year. For the year ended December 31, 1993, postretirement benefits expense was $11 million. This consisted of $9 million of interest cost on accumulated postretirement benefit



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 79 obligations and $2 million of service cost attributable to service during the year.

     The actuarial assumptions used for the Corporation's postretirement benefit plans were as follows:

                                       December 31, 1995      December 31, 1994
  ------------------------------------------------------------------------------
                                      Retiree     Retiree    Retiree     Retiree
                                       Health        Life     Health        Life
  ($ in millions)                        Care   Insurance       Care   Insurance
  ------------------------------------------------------------------------------
  Health care cost trend rate:
    First year                          11.00%        N/A      12.00%        N/A
  ------------------------------------------------------------------------------
    Ultimate rate after 6 years
      (1995) and 7 years (1994)
      (based on roughly
      equal annual decreases)            5.50%        N/A       5.50%        N/A
  Discount rate in determining
    expense                              8.75%       8.75%      7.25%       7.25%
  ------------------------------------------------------------------------------
  Discount rate in determining
    benefit obligations at year-end      7.00%       7.00%      8.75%       8.75%
  ------------------------------------------------------------------------------
  Rate of increase in future
    compensation levels for
    determining benefit
    obligation at both beginning
    and end of the year                   N/A        5.00%       N/A        5.00%
  ------------------------------------------------------------------------------
  Expected long-term rate of
    return on plan assets                 N/A        9.00%       N/A        9.00%
  Effect of a one-percentage-point
    increase in the health care
    cost trend rates on the
    accumulated postretirement
    benefit obligation                     $6         N/A         $6         N/A
  The effect of a one-percentage-
    point increase in the assumed
    health care cost trend rates on
    the aggregate of the service
    and interest cost components
    of net periodic postretirement
    expense for the year ended             $1         N/A         $1         N/A
  ------------------------------------------------------------------------------

  N/A Not applicable.

     At year end 1995, the effect of changing the discount rate from 8.75% to 7.00% was to increase the accumulated postretirement benefit obligation for the retiree health care plan and the retiree life insurance plan by $2 million and $1 million, respectively.

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

     The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet:

                                         December 31, 1995    December 31, 1994
  ------------------------------------------------------------------------------
                                        Retiree     Retiree   Retiree    Retiree
                                         Health        Life    Health       Life
  ($ in millions)                          Care   Insurance      Care  Insurance
  ------------------------------------------------------------------------------
  Accumulated postretirement
    benefit obligation:
      Retirees                            $ (62)       $ (5)    $ (63)       $(4)
      Fully eligible plan participants      (16)         --       (15)        --
      Other active plan participants        (18)         (5)      (16)        (4)
  ------------------------------------------------------------------------------
                                            (96)        (10)      (94)        (8)
  Plan assets at fair value                  --           5        --          4
  ------------------------------------------------------------------------------
  Funded status                             (96)         (5)      (94)        (4)
  Unrecognized prior service cost             8          --         9         --
  Unrecognized net (gain) loss              (23)          1       (26)        --
  ------------------------------------------------------------------------------
  Accrued postretirement
    benefit cost                          $(111)       $ (4)    $(111)       $(4)
  ==============================================================================

Profit Sharing Plans

  The Corporation maintains a noncontributory profit sharing plan, called PartnerShare, covering substantially all domestic employees. The Corporation's contribution consists of a fixed contribution equal to six percent of eligible domestic employees' annual salary (the "Fixed Contribution") as well as an additional contribution of from zero to nine percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes (the "Profit-Driven Contribution"). The Profit-Driven Contribution was 1.69 percent, 4.73 percent and 9.00 percent for 1995, 1994 and 1993, respectively. The sum of the Fixed Contribution and the Profit-Driven Contribution amounted to $29 million, $41 million and $53 million for the years 1995, 1994 and 1993, respectively.

     The Corporation also has a profit sharing plan (called the "Share and Discretionary Cash Scheme") covering its employees in the United Kingdom. The Corporation's contributions to this plan range from zero to 14 percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes. The contribution for 1995, 1994 and 1993 was 3.11 percent, 8.69 percent and
  10.00 percent, respectively. The amount of expense recognized for the Share and Discretionary Cash Scheme was $2 million, $8 million and $5 million for 1995, 1994 and 1993, respectively.

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


 80 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

NOTE 19 -- INCOME TAXES

  The Corporation files consolidated income tax returns which include all significant domestic subsidiaries.

     The domestic and foreign components of consolidated income before income taxes and cumulative effects of accounting changes follow:

  (in millions) Year Ended December 31,           1995          1994        1993
  ------------------------------------------------------------------------------
  Domestic                                       $ (89)         $139      $ (101)
  Foreign                                          400           730       1,651
  ------------------------------------------------------------------------------
  Total                                           $311          $869      $1,550
  ==============================================================================

     For purposes of determining the above amounts, foreign income is defined as income recorded by operations located outside of the U.S.

     Undistributed earnings of certain foreign subsidiaries amounted to approximately $1.1 billion at December 31, 1995. Federal taxes which would have approximated $190 million, assuming utilization of foreign tax credits, have not been provided on these earnings, as they are permanently reinvested outside the U.S.

     Deferred income taxes result from differences in the timing of revenue and expense recognition for income tax and financial reporting purposes.

     An analysis of consolidated income taxes, excluding the cumulative effects of accounting changes, follows:

  (in millions) Year Ended December 31,           1995          1994        1993
  ------------------------------------------------------------------------------
  Income taxes applicable to:
    Income before income taxes*                   $ 96          $254        $480
    Capital surplus                                  3            (5)        (16)
    Cumulative translation adjustments               9           (59)         (5)
    Securities valuation allowance                 (26)          (16)         56
  ------------------------------------------------------------------------------
  Total                                           $ 82          $174        $515
  ==============================================================================

  * Includes income tax expense related to securities available for sale transactions of $74 million and $26 million in 1995 and 1994, respectively and includes income tax expense related to investment securities transactions of $5 million in 1993.

     The components of consolidated income taxes, excluding the cumulative effects of accounting changes, follow:

  (in millions) Year Ended December 31,           1995          1994        1993
  ------------------------------------------------------------------------------
  Current
    Federal                                      $   5         $   5       $   5
    Foreign                                        317           294         524
    State and local                                 19            16          23
  ------------------------------------------------------------------------------
  Total current                                    341           315         552
  ------------------------------------------------------------------------------
  Deferred
    Federal                                       (123)         (102)         70
    Foreign                                       (141)          (61)       (114)
    State and local                                  5            22           7
  ------------------------------------------------------------------------------
  Total deferred                                  (259)         (141)        (37)
  ------------------------------------------------------------------------------
  Total                                          $  82         $ 174       $ 515
  ==============================================================================

     The following is an analysis of the difference between the U.S. federal statutory income tax rate and the effective tax rate on consolidated income before income taxes and cumulative effects of accounting changes:

  Year Ended December 31,                         1995          1994        1993
  ------------------------------------------------------------------------------
  U.S. federal statutory income tax rate            35%           35%         35%
    State and local income taxes                     5             2           1
    Tax-exempt income                               (8)           (6)         (2)
    Foreign subsidiary earnings                      3            (1)         (1)
    Other items, net                                (4)           (1)         (2)
  ------------------------------------------------------------------------------
  Effective income tax rate                         31%           29%         31%
  ==============================================================================

     The following is an analysis of the Corporation's net deferred tax assets:

  (in millions) December 31,                                    1995        1994
  ------------------------------------------------------------------------------
  Deferred tax assets                                         $1,087      $1,053
  Valuation allowance                                            227         227
  ------------------------------------------------------------------------------
  Deferred tax assets net of valuation allowance                 860         826
  Deferred tax liabilities                                       392         617
  ------------------------------------------------------------------------------
  Net deferred tax assets                                     $  468      $  209
  ==============================================================================

     At December 31, 1995, the Corporation's deferred tax assets were primarily related to credit losses ($533 million), foreign tax credit carryforwards ($140 million) that will expire in 1999 and 2000, and a net operating loss carryforward ($41 million) which expires in 2009. Deferred tax liabilities were primarily related to certain trading activities ($62 million) and lease financing activities ($155 million). At December 31, 1994, the Corporation's deferred tax assets were primarily related to credit losses ($633 million) and deferred tax liabilities were primarily related to certain trading activities ($179 million) and lease financing activities ($221 million).

NOTE 20 -- EARNINGS PER COMMON SHARE

  Primary and fully diluted earnings per common share amounts were computed by subtracting from the applicable earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the year.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 81 period-end market price, if it is higher than the average price. At no time during the three-year period ended December 31, 1995 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

     The earnings applicable to common stock and number of shares used for primary and fully diluted earnings per share were as follows:

  (in millions) Year Ended December 31,           1995          1994        1993
  ------------------------------------------------------------------------------
  Earnings applicable to common stock:
    Income before cumulative effects
      of accounting changes                       $164          $587      $1,047
    Cumulative effects of accounting
    changes                                         --            --         (75)
  ------------------------------------------------------------------------------
    Net income                                    $164          $587      $  972
  ------------------------------------------------------------------------------
  Average number of common shares
    outstanding                                 78.458        79.012      82.249
  Primary earnings per share
    Average number of common and
      common equivalent shares
      outstanding                               80.923        81.825      84.456
  Fully diluted earnings per share
    Average number of common and
      common equivalent shares
      outstanding -- assuming
      full dilution                             81.095        81.865      85.183
  ==============================================================================

NOTE 21 -- INTERNATIONAL OPERATIONS

  In order to comply with the financial reporting regulations of the Securities and Exchange Commission, the Corporation is required to report international operations on the basis of the domicile of the customer. Pursuant to these regulations, any business transacted with a customer who is domiciled outside the U.S. is reported as international operations. Due to the complex nature of the Corporation's businesses and because its revenue from customers domiciled outside the U.S. is recorded in both domestic and foreign offices, it is impossible to segregate with precision the respective contributions to income from the domestic and international operations. As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. These estimates and assumptions include: interest revenue and interest expense are apportioned to geographic areas based upon the geographic distribution of average assets, which reflects the domicile of the customer; charges for funds transferred from domestic to international locations are based upon the cost of short-term funds; allocation of the provision for credit losses is based upon total net charges to the allowance for credit losses and adjusted to reflect management's assessment of the risks associated with the domestic and international portfolios; noninterest revenue is generally distributed based on the location of the office recording the revenue; noninterest expenses are generally apportioned to the geographic area based on the geographical distribution of operating income (net interest revenue plus noninterest revenue); and adjustments are made for the difference between foreign and U.S. tax rates.

     Subject to the above limitations, estimates and assumptions, the following tables present information attributable to international operations:

                                                                 Income
                                   Total     Total       Total   before      Net
  ($ in millions)                 assets   revenue*   expenses*   taxes   income
  ------------------------------------------------------------------------------
  1995
  ------------------------------------------------------------------------------
  International operations
    Asia                        $  7,565    $  710      $  616     $ 94     $ 71
    Australia/New Zealand          7,658       803         741       62       47
    Western Hemisphere            10,245     1,201       1,151       50       38
    Europe                         8,001       818         758       60       46
    United Kingdom                28,850       599         777     (178)    (134)
    Middle East/Africa               302        15          16       (1)      (1)
  Intersegment eliminations      (11,119)     (751)       (751)      --       --
  ------------------------------------------------------------------------------
      Total international         51,502     3,395       3,308       87       67
  Domestic operations             52,500     4,914       4,690      224      148
  ------------------------------------------------------------------------------
  Total                         $104,002    $8,309      $7,998     $311     $215
  ------------------------------------------------------------------------------
  International percentage
    of total                          50%       41%         41%      28%      31%
  ==============================================================================

                                                                  Income
                                   Total     Total       Total    before      Net
  ($ in millions)                 assets   revenue*   expenses*    taxes   income
  -------------------------------------------------------------------------------
  1994
  -------------------------------------------------------------------------------
  International operations
    Asia                        $  7,867    $  434      $  423      $ 11     $  8
    Australia/New Zealand          8,086       733         526       207      151
    Western Hemisphere             8,775       896         793       103       75
    Europe                         6,746       581         544        37       27
    United Kingdom                25,645     1,546       1,402       144      105
    Middle East/Africa               123        16          13         3        2
  Intersegment eliminations      (21,109)     (913)       (913)       --       --
  -------------------------------------------------------------------------------
      Total international         36,133     3,293       2,788       505      368
  Domestic operations             60,883     4,210       3,846       364      247
  -------------------------------------------------------------------------------
  Total                         $ 97,016    $7,503      $6,634      $869     $615
  -------------------------------------------------------------------------------
  International percentage
    of total                          37%       44%         42%       58%      60%
  ===============================================================================

  * Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense and noninterest expenses.



82 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

                                                                Income
                                  Total     Total       Total   before         Net
  ($ in millions)                assets   revenue*   expenses*   taxes(1)   income
  --------------------------------------------------------------------------------
  1993
  --------------------------------------------------------------------------------
  International operations
    Asia                       $  6,942    $  678      $  454   $  224        $151
    Australia/New Zealand         5,730       637         428      209         141
    Western Hemisphere            7,683       562         462      100          68
    Europe                       12,351       686         639       47          32
    United Kingdom               14,791     2,266       1,570      696         471
    Middle East/Africa              307        29          26        3           2
  Intersegment eliminations     (12,356)     (773)       (773)      --          --
  --------------------------------------------------------------------------------
      Total international        35,448     4,085       2,806    1,279         865
  Domestic operations            56,634     3,715       3,444      271         130
  --------------------------------------------------------------------------------
  Total                        $ 92,082    $7,800      $6,250   $1,550        $995
  --------------------------------------------------------------------------------
  International percentage
    of total                         38%       52%         45%      83%         87%
  ================================================================================

  (1) Excludes cumulative effect of accounting changes.

  * Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense and noninterest expenses.

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

     For a further discussion of derivative financial instruments (including leveraged derivative transactions) the related market and credit risks, and controls used to monitor such risks, which is not included as part of these audited financial statements, see "Risk Management" on page 44, "Derivatives" on page 47, "Summary of Credit Loss Experience" on page 51 and "Nonperforming Assets" on page 54. For the risk-based capital equivalent amounts of the Corporation's derivative and off-balance sheet exposures, which also are not included as part of these audited financial statements, see "Capital Resources" on page 42.

Trading Derivative Financial Instruments

  The Corporation actively manages trading positions in a variety of derivative contracts. Many of the Corporation's trading positions are established as a result of providing derivative products to meet customers' demands. To anticipate customer demand for such transactions, the Corporation also carries an inventory of capital markets instruments and maintains its access to market liquidity by quoting bid and offer prices to, and trading with, other market makers. These two activities are essential to provide customers with capital market products at competitive prices. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur.

     As required by SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," the amounts disclosed below represent the end-of-period fair values of trading derivatives and their average aggregate fair values during the year. These amounts are presented gross before the impact of master netting agreements and collateral. The gross fair values of trading derivatives do not represent the amount of market or credit risk of derivatives in the trading portfolio. Rather, they indicate the extent of involvement in the over-the-counter (OTC) markets for interest rate, foreign exchange rate, equity and commodity price derivatives, and exchange traded options during the year. Any measurement of risk is meaningful only when all related factors are identified, such as risk-offsetting transactions, master netting agreements, and the value of any related collateral. The Corporation considers such factors in its RAROC(TM) system and in other internal risk analyses. The accounting impact of netting agreements, which is applied on a cross-product basis in accordance with the terms of each master agreement and which is calculated based on the criteria prescribed by FIN 39, is provided below in order to display how these amounts are reflected in trading assets and trading liabilities in the consolidated balance sheet.

     Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities after application of master netting agreements. The following table reflects the gross fair values and balance sheet amounts of trading derivative financial instruments:



                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 83

--------------------------------------------------------------------------------

                                        At December 31, 1995         Average during 1995
                                 ---------------------------     -----------------------
(in millions)                      Assets      (Liabilities)       Assets   (Liabilities)
----------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
   Swap Contracts                $ 15,858          $(15,471)     $ 15,901       $(15,288)
Interest Rate Contracts
  Forwards                             83               (81)          114           (116)
  Options purchased                 1,426                           1,139
  Options written                                    (1,312)                      (1,727)
Foreign Exchange Rate Contracts
  Spot and Forwards                 7,931            (8,937)       12,041        (11,795)
  Options purchased                   999                           1,462
  Options written                                      (941)                      (1,269)
Equity-related contracts            2,011            (2,359)        1,549         (1,756)
Commodity-related and other
  contracts                           541              (531)          607           (472)

Exchange-Traded Options
Interest Rate                          33               (16)          106            (62)
Foreign Exchange                       --                --             1            (11)
Equity                                137               (80)          131            (69)
Commodity                              --                --             7             (5)
----------------------------------------------------------------------------------------
Total Gross Fair Values            29,019           (29,728)       33,058        (32,570)
----------------------------------------------------------------------------------------
Impact of Netting Agreements      (18,464)           18,464       (19,389)        19,389
----------------------------------------------------------------------------------------
                                 $ 10,555(1)                     $ 13,669
                                 --------          $(11,264)(1)  --------       $(13,181)
                                                   --------                     --------

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                       At December 31, 1994         Average during 1994
                                 --------------------------     -----------------------
(in millions)                      Assets     (Liabilities)       Assets   (Liabilities)
---------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
   Swap Contracts                $ 15,055         $(11,388)     $ 15,646       $(12,589)
Interest Rate Contracts
  Forwards                             91             (127)           66            (74)
  Options purchased                 1,211                          1,131
  Options written                                   (2,330)                      (1,707)
Foreign Exchange Rate Contracts
  Spot and Forwards                 8,127           (7,988)        9,544         (9,715)
  Options purchased                 1,504                          1,420
  Options written                                   (1,522)                      (1,276)
Equity-related contracts            1,005           (1,316)        1,499         (1,788)
Commodity-related and other
  contracts                           578             (451)          464           (398)

Exchange-Traded Options
Interest Rate                         191             (113)           77            (50)
Foreign Exchange                       --              (62)           21            (32)
Equity                                 82              (43)           86            (69)
Commodity                              --               --            --             --
---------------------------------------------------------------------------------------
Total Gross Fair Values            27,844          (25,340)       29,954        (27,698)
---------------------------------------------------------------------------------------
Impact of Netting Agreements      (13,773)          13,773       (14,511)        14,511
---------------------------------------------------------------------------------------
                                 $ 14,071(1)                    $ 15,443
                                 --------         $(11,567)(1)  --------       $(13,187)
                                                  --------                     --------

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

    Derivative contracts are generally either privately-negotiated OTC contracts or standard contracts transacted through regulated exchanges. For information as to the credit risk of OTC trading derivatives, which is not included as part of these audited financial statements, see "Derivatives" on page 47. Fair values of futures contracts are not included above due to cash margining requirements of regulated exchanges. Monthly averages are used in the table above.

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

Notional Amounts of Trading and End-User Derivative Financial Instruments

Notional amounts indicate the extent of the Corporation's involvement in the various types and uses of derivative financial instruments and do not measure the Corporation's exposure to credit or market risks and do not necessarily represent the amounts exchanged by the parties to the instruments. The amounts exchanged are based on the contractual notional amounts and the other terms of the instruments. Notional amounts are not included in the consolidated balance sheet and generally exceed the future cash requirements relating to the instruments. The leveraging effects of leveraged derivative transactions are reflected in the table below.


84 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Notional Amounts
(in millions)                          December 31, 1995       December 31, 1994
--------------------------------------------------------------------------------
                                                  End                     End
                                        Trading  User(1)     Trading(2)  User(1)
--------------------------------------------------------------------------------
Interest rate contracts
Swaps                                $  540,124  $59,104     $  464,702  $34,448
Futures                                 118,822       --        231,319       --
Forwards                                 74,247    2,213         85,810    5,725
Options purchased
  Exchange traded                        52,020       --        138,370       --
  OTC                                    97,461      104         65,807      194
Options written
  Exchange traded                        41,833       --        121,362       --
  OTC                                   111,706       --        115,973       --
--------------------------------------------------------------------------------
  Total                              $1,036,213  $61,421     $1,223,343  $40,367
--------------------------------------------------------------------------------
Foreign exchange rate contracts
Spot, forwards, futures              $  475,435  $ 1,990     $  553,763  $ 1,919
Swaps                                    59,360    1,557         57,355    1,575
OTC options purchased                    22,345       --         27,851       --
OTC options written                      23,791       --         31,332       --
--------------------------------------------------------------------------------
  Total                              $  580,931  $ 3,547     $  670,301  $ 3,494
--------------------------------------------------------------------------------
Equity derivative contracts
Swaps                                $    5,681  $    22     $    2,148  $   150
Futures and forwards                     23,253       --          6,814       --
Options purchased
  Exchange traded                         2,726       --          3,333       --
  OTC                                    12,801       69         11,402       69
Options written
  Exchange traded                         6,808       --         12,809       --
  OTC                                    11,334       --          4,720       --
--------------------------------------------------------------------------------
  Total                              $   62,603  $    91     $   41,226  $   219
--------------------------------------------------------------------------------
Commodity and other contracts(3)
Swaps                                $    4,003  $    --     $    6,371$      --
Futures                                   1,622       --          2,777       --
Forwards                                  2,098       --          1,720       --
Options purchased
  Exchange traded                         1,755       --          3,107       --
  OTC                                     5,040       --          3,993       --
Options written
  Exchange traded                         2,207       --          2,389       --
  OTC                                     5,213       --          1,915       --
--------------------------------------------------------------------------------
  Total                              $   21,938  $    --     $   22,272$      --
--------------------------------------------------------------------------------

(1) These are hedges of securities available for sale, other assets, interest-bearing deposits, other short-term borrowings, long-term debt and net investments in foreign subsidiaries. These are transacted with derivatives traders within the Corporation who are intermediaries to external markets.
(2) Amounts at December 31, 1994 have been restated in accordance with regulatory reporting standards adopted March 1995. Certain items represent allocations of previously reported amounts.
(3) Excluded from the notional amounts above were benefit-responsive contracts reflecting actuarial-related risk, minimal market risk and no credit risk, for which the notional values totaled $12.1 billion and $11.0 billion at December 31, 1995 and 1994, respectively.

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

    The Corporation is subject to credit risk as a purchaser of an option contract, and is subject to market risk to the extent of the purchase price of the option. The Corporation is subject to market risk on its written option contracts, but not to credit risk, except as noted below, since the customer has already performed according to the terms of the contract by paying a cash premium


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 85

--------------------------------------------------------------------------------

up front. However, for SFAS 105 purposes, credit risk arises to the extent that the option contract requires or permits settlement in the underlying instrument, and that instrument is subject to credit risk. Such amounts related to certain written put option contracts on debt securities and certain forward contracts to purchase debt securities were $4.469 billion and $1.917 billion at December 31, 1995 and 1994, respectively. The underlying debt securities were primarily obligations of the U.S. and foreign central and local governments and U.S. federal agencies.

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

SECURITIES AND MONEY MARKET ACTIVITIES

(in millions)                           December 31, 1995      December 31, 1994
--------------------------------------------------------------------------------
                                    Contract  Credit Risk  Contract  Credit Risk
                                      Amount       Amount    Amount       Amount
--------------------------------------------------------------------------------
When-issued securities and other
  Commitments to sell                $ 6,682      $     1   $ 3,956      $    10
  Commitments to
   purchase (1)                        3,509        3,511     6,093        6,101
Securities lending
  indemnifications                    28,761       28,761    21,018       21,018
--------------------------------------------------------------------------------

(1) Includes $.6 billion and $1.5 billion of forward-dated money market assets at December 31, 1995 and 1994, respectively.

    When-issued securities normally begin trading when the U.S. Treasury or some other issuer of securities announces a forth-coming issue. (In some cases, trading may begin in anticipation of such an announcement.) Such transactions are contingent upon the actual issuance of the security. Since the exact price and terms of the security are unknown before the issue date, trading prior to that date is on a "yield" basis. On the issue date the exact terms and price of the security become known and when-issued trading continues until settlement date, when the securities are delivered and the issuer is paid. On settlement date, the securities purchased by the Corporation are reported on the balance sheet.

    Securities lending indemnifications represent the market value of customers' securities lent to third parties. The Corporation indemnifies customers to the extent of the replacement cost and/or the market value of the securities in the event of a failure by a third party to return the securities lent. The market value of collateral, primarily cash, received for customers' securities lent was in excess of the contract amounts and was approximately $30 billion at December 31, 1995 and $23 billion at December 31, 1994.

CREDIT-RELATED ARRANGEMENTS

(in millions)                           December 31, 1995      December 31, 1994
--------------------------------------------------------------------------------
                                    Contract  Credit Risk  Contract  Credit Risk
                                      Amount       Amount    Amount       Amount
--------------------------------------------------------------------------------
Commitments to extend
  credit (1)                          $9,370       $9,370    $8,808       $8,808
Standby letters of credit and
  similar arrangements (2)             4,562        4,562     4,413        4,413

(1) Includes participations to other entities of approximately $2 billion at both December 31, 1995 and 1994. Of the non-participated amount, approximately $3 billion expire in one year or less at both December 31, 1995 and 1994. Both the contract amount and the credit risk amount include commitments to enter into securities resale agreements of $.8 billion at December 31, 1995.
(2) Includes participations to other entities of approximately $1 billion and $2 billion at December 31, 1995 and 1994, respectively.

    Commitments to extend credit represent contractual commitments to make loans and revolving credits. Commitments generally have fixed expiration dates or other termination clauses and require the payment of a fee. Since commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements. Included in the amounts above are unused commitments to extend credit that are related to loans held for trading purposes. Information regarding the Corporation's credit risk with respect to real estate financing activities and highly leveraged transactions, which is not included as part of the audited financial statements, is disclosed on pages 55 through 57.

    Standby letters of credit and similar arrangements ("standbys"), issued primarily to support corporate obligations, commit the Corporation to make payments on behalf of customers contingent upon the failure of the customer to perform under the terms of the contract. Standbys outstanding related to customer obligations, such as commercial paper, medium- and long-term notes and debentures (including industrial revenue obligations), as well as other financial and performance related obligations. At December 31, 1995, $3.428 billion will expire within one year, $953 million from one to four years and $181 million after four years.

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


86 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE 23 -- CONCENTRATIONS OF CREDIT RISK

The Corporation, as required by SFAS 105, has identified two significant concentrations of credit risk: OECD country banks and OECD country central governments, their agencies and central banks. Together they represented 36 percent and 40 percent of total credit risk at December 31, 1995 and 1994, respectively. The Organization for Economic Cooperation and Development (OECD) is an international organization of countries which are committed to market-oriented economic policies, including the promotion of private enterprise and free market prices, liberal trade policies, and the absence of exchange controls. The OECD consists of 26 industrialized nations, primarily the countries of Western Europe, North America, Japan, Australia and New Zealand. For risk-based capital purposes, domestic and foreign bank regulators generally assign OECD country central governments, their agencies and their central banks a credit risk weighting of zero percent, which means that no capital is required to support their financial instruments. OECD country banks are assigned the next lowest credit risk weighting (20 percent) by these regulators. The largest counterparty concentration was the U.S. government and its related entities, which comprised approximately 49 percent of the OECD country governments category. Within all other counterparties, the amount collateralized by cash and U.S. government securities represented 27 percent of total credit risk.

    The following table reflects the aggregate credit risk by groups of counterparties, as defined by SFAS 105, relating to on- and off-balance sheet financial instruments, including derivatives, at December 31, 1995 and 1994.

CREDIT RISK

--------------------------------------------------------------------------------
                                            On-Balance   Off-Balance
(in millions)                                    Sheet         Sheet       Total
--------------------------------------------------------------------------------
1995
--------------------------------------------------------------------------------
Significant concentrations (1)
  OECD country banks (2)                       $21,553       $ 3,894    $ 25,447
  OECD country governments                      19,862         6,567      26,429
--------------------------------------------------------------------------------
    Total significant concentrations            41,415        10,461      51,876
All other (3)(4)                                52,023        40,210      92,233
--------------------------------------------------------------------------------
Total                                          $93,438       $50,671    $144,109
--------------------------------------------------------------------------------
1994
--------------------------------------------------------------------------------
Significant concentrations (1)
  OECD country banks (2)                       $21,949       $ 4,556    $ 26,505
  OECD country governments                      19,968         5,934      25,902
--------------------------------------------------------------------------------
    Total significant concentrations            41,917        10,490      52,407
All other (3)(4)                                47,253        31,674      78,927
--------------------------------------------------------------------------------
Total                                          $89,170       $42,164    $131,334
--------------------------------------------------------------------------------

(1) For these purposes, the Czech Republic and Mexico have been excluded from the OECD categories.
(2) Included in the on-balance sheet component of this category was approximately $5 billion and $6 billion at December 31, 1995 and 1994, respectively, that was collateralized by U.S. government securities.
(3) The "all other" category of credit risk is diversified with respect to type of obligor and counterparty. Included in the on-balance sheet component of this category was approximately $10 billion and $5 billion at December 31, 1995 and 1994, respectively, that was collateralized by cash and U.S. government securities. Included in the off- balance sheet component of this category at December 31, 1995 was approximately $28 billion that was collateralized by cash and U.S. government securities and approximately $6 billion of unused commitments to extend credit, approximately $3 billion of which expire in one year or less. The corresponding amounts for December 31, 1994 were $20 billion, $6 billion and $3 billion, respectively.
(4) Includes:

CREDIT RISK

--------------------------------------------------------------------------------
                                            On-Balance   Off-Balance
(in millions)                                    Sheet         Sheet       Total
--------------------------------------------------------------------------------
1995
--------------------------------------------------------------------------------
  Real estate                                   $1,802          $443      $2,245
  Highly leveraged                               1,173           802       1,975
1994
--------------------------------------------------------------------------------
  Real estate                                   $1,700          $550      $2,250
  Highly leveraged                               1,060           509       1,569

    Information regarding the Corporation's credit risk with respect to real estate financing activities and highly leveraged transactions, which is not included as part of the audited financial statements, appears on pages 55 through 57.


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 87

--------------------------------------------------------------------------------

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

    SFAS 119 amended SFAS 107 disclosure requirements as of December 31, 1994. The amendments, among others, require that the disclosures distinguish between financial instruments held for trading purposes, measured at fair value with gains and losses recognized in earnings, and financial instruments held or issued for purposes other than trading. The fair value of derivative financial instruments must be disclosed separately from nonderivative financial instruments. Additionally, the fair value of derivative financial instruments may not be netted with the fair value of other derivative financial instruments, except as allowed by FIN 39.


88 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

         The following are the estimated fair values of the Corporation's financial instruments followed by a general description of the methods and assumptions used to estimate such fair values.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  --------------------------------------------------------------------------------------------------------------------------------
                                                               Underlying             Effect of         Total      Fair Value Over
  (in millions) December 31, 1995                Book Value    Fair Value   End-User Derivative    Fair Value   (Under) Book Value
  --------------------------------------------------------------------------------------------------------------------------------
  FINANCIAL ASSETS, INCLUDING HEDGES
  Cash and due from banks                           $ 2,337       $ 2,337                 $  --       $ 2,337               $   --
  Interest-bearing deposits with banks                2,023         2,027                    --         2,027                    4
  Federal funds sold                                    854           854                    --           854                   --
  Securities purchased under resale agreements       17,958        17,959                    --        17,959                    1
  Securities borrowed                                 6,199         6,199                    --         6,199                   --
  Trading assets (see Notes 3 and 22)                47,893        47,893                    --        47,893                   --
  Securities available for sale (see Note 4)          6,283         6,376                   (93)        6,283                   --
  Loans (excluding leases), commitments to
    extend credit and standby letters of credit      12,352        12,093                    --        12,093                 (259)
  Allowance for credit losses                          (992)           --                    --           --                   992
  Due from customers on acceptances                     500           500                    --           500                   --
  Accounts receivable and accrued interest            4,220         4,220                    --         4,220                   --
  Other financial assets                              1,775         1,949                   (14)        1,935                  160
  FINANCIAL LIABILITIES, INCLUDING HEDGES
  Noninterest-bearing deposits                        3,292         3,292                    --         3,292                   --
  Interest-bearing deposits                          22,416        22,440                   (54)       22,386                  (30)
  Trading liabilities (see Notes 3 and 22)           26,091        26,091                    --        26,091                   --
  Securities sold under repurchase agreements        15,247        15,253                    --        15,253                    6
  Other short-term borrowings                        15,761        15,779                    (1)       15,778                   17
  Acceptances outstanding                               500           500                    --           500                   --
  Other financial liabilities                         4,166         4,166                    --         4,166                   --
  Long-term debt                                      9,294         9,631                  (280)        9,351                   57
  Net investments in foreign subsidiaries                --            --                   (16)          (16)                 (16)

  --------------------------------------------------------------------------------------------------------------------------------
  (in millions) December 31, 1994
  --------------------------------------------------------------------------------------------------------------------------------
  FINANCIAL ASSETS, INCLUDING HEDGES
  Cash and due from banks                           $ 1,985       $ 1,985                 $  --       $ 1,985               $   --
  Interest-bearing deposits with banks                3,390         3,390                    --         3,390                   --
  Federal funds sold                                  2,544         2,544                    --         2,544                   --
  Securities purchased under resale agreements        9,943         9,943                    --         9,943                   --
  Securities borrowed                                 6,197         6,197                    --         6,197                   --
  Trading assets (see Notes 3 and 22)                47,514        47,514                    --        47,514                   --
  Securities available for sale (see Note 4)          7,475         7,442                    33         7,475                   --
  Loans (excluding leases), commitments to
    extend credit and standby letters of credit      12,181        11,807                    --        11,807                 (374)
  Allowance for credit losses                        (1,252)           --                    --           --                 1,252
  Due from customers on acceptances                     378           378                    --           378                   --
  Accounts receivable and accrued interest            2,356         2,356                    --         2,356                   --
  Other financial assets                              1,669         1,893                   (51)        1,842                  173
  FINANCIAL LIABILITIES, INCLUDING HEDGES
  Noninterest-bearing deposits                        3,826         3,826                    --         3,826                   --
  Interest-bearing deposits                          21,113        21,089                    94        21,183                   70
  Trading liabilities (see Notes 3 and 22)           20,949        20,949                    --        20,949                   --
  Securities sold under repurchase agreements        15,617        15,614                    --        15,614                   (3)
  Other short-term borrowings                        18,222        18,220                     1        18,221                   (1)
  Acceptances outstanding                               378           378                    --           378                   --
  Other financial liabilities                         3,574         3,574                    --         3,574                   --
  Long-term debt                                      6,455         6,287                   195         6,482                   27
  Net investments in foreign subsidiaries                --            --                   (22)          (22)                 (22)
  --------------------------------------------------------------------------------------------------------------------------------



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



            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES   89

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Net
                                      Securities                 Interest-        Other      Long-     investments
                                       available       Other       bearing   short-term       term      in foreign
(in millions) December 31, 1995         for sale      assets      deposits   borrowings       debt    subsidiaries        Total
-------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
  Pay Variable Unrealized Gain             $  --        $ --         $ 132          $ 4      $ 339            $ --        $ 475
  Pay Variable Unrealized (Loss)              --          --           (12)          (1)       (24)             --          (37)
-------------------------------------------------------------------------------------------------------------------------------
  Pay Variable Net                            --          --           120            3        315              --          438
-------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed Unrealized Gain                   --          --            11           --         14              --           25
  Pay Fixed Unrealized (Loss)                (88)         --           (82)          (1)       (21)             --         (192)
-------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed Net                              (88)         --           (71)          (1)        (7)             --         (167)
-------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                       --          --           143            4        353              --          500
-------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized (Loss)                    (88)         --           (94)          (2)       (45)             --         (229)
-------------------------------------------------------------------------------------------------------------------------------
  Total Net                                $ (88)       $ --         $  49          $ 2      $ 308            $ --        $ 271
-------------------------------------------------------------------------------------------------------------------------------
FORWARD RATE AGREEMENTS
  Unrealized Gain                          $  --        $ --         $   1          $--      $  --            $ --        $   1
  Unrealized (Loss)                           --          --            (1)          --         --              --           (1)
-------------------------------------------------------------------------------------------------------------------------------
  Net                                      $  --        $ --         $  --          $--      $  --            $ --        $  --
-------------------------------------------------------------------------------------------------------------------------------
CURRENCY SWAPS AND FORWARDS
  Unrealized Gain                          $  --        $  1         $  17          $--      $  20            $ 14        $  52
  Unrealized (Loss)                           --          --           (12)          (1)       (48)            (30)         (91)
-------------------------------------------------------------------------------------------------------------------------------
  Net                                      $  --        $  1         $   5          $(1)     $ (28)           $(16)       $ (39)
-------------------------------------------------------------------------------------------------------------------------------
OTHER CONTRACTS (1)
  Unrealized Gain                          $  --        $  1         $  --          $--      $  --            $ --        $   1
  Unrealized (Loss)                           (5)        (16)           --           --         --              --          (21)
-------------------------------------------------------------------------------------------------------------------------------
  Net                                      $  (5)       $(15)        $  --          $--      $  --            $ --        $ (20)
-------------------------------------------------------------------------------------------------------------------------------

Total Unrealized Gain                      $  --        $  2         $ 161          $ 4      $ 373            $ 14        $ 554
Total Unrealized (Loss)                      (93)        (16)         (107)          (3)       (93)            (30)        (342)
-------------------------------------------------------------------------------------------------------------------------------
Total Net                                  $ (93)       $(14)        $  54          $ 1      $ 280            $(16)       $ 212
-------------------------------------------------------------------------------------------------------------------------------

(in millions) December 31, 1994
-------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
  Pay Variable Unrealized Gain             $  --        $ --         $  17          $ 4      $  62            $ --          $83
  Pay Variable Unrealized (Loss)              (1)         --          (191)          (4)      (200)             --         (396)
-------------------------------------------------------------------------------------------------------------------------------
  Pay Variable Net                            (1)         --          (174)          --       (138)             --         (313)
-------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed Unrealized Gain                   48          --           105           --         28              --          181
  Pay Fixed Unrealized (Loss)                (19)         --           (31)          --        (15)             --          (65)
-------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed Net                               29          --            74           --         13              --          116
-------------------------------------------------------------------------------------------------------------------------------
Total Unrealized Gain                         48          --           122            4         90              --          264
-------------------------------------------------------------------------------------------------------------------------------
Total Unrealized (Loss)                      (20)         --          (222)          (4)      (215)             --         (461)
-------------------------------------------------------------------------------------------------------------------------------
Total Net                                  $  28        $ --         $(100)         $--      $(125)           $ --        $(197)
-------------------------------------------------------------------------------------------------------------------------------
FORWARD RATE AGREEMENTS
  Unrealized Gain                          $  --        $ --         $   4          $--      $   --            $ --        $  4
  Unrealized (Loss)                           --          --            (5)          --          --              --          (5)
-------------------------------------------------------------------------------------------------------------------------------
  Net                                      $  --        $ --         $  (1)         $--      $   --            $ --        $ (1)
-------------------------------------------------------------------------------------------------------------------------------
CURRENCY SWAPS
  Unrealized Gain                          $  --        $ --         $   9          $--      $   4            $ --        $  13
  Unrealized (Loss)                           --          --            (2)          (1)       (74)            (22)         (99)
-------------------------------------------------------------------------------------------------------------------------------
  Net                                      $  --        $ --         $   7          $(1)     $ (70)           $(22)       $ (86)
-------------------------------------------------------------------------------------------------------------------------------
OTHER CONTRACTS (1)
  Unrealized Gain                          $   5        $  2         $  --          $--      $  --            $ --        $   7
  Unrealized (Loss)                           --         (53)           --           --         --              --          (53)
-------------------------------------------------------------------------------------------------------------------------------
  Net                                      $   5        $(51)        $  --          $--      $  --            $ --        $ (46)
-------------------------------------------------------------------------------------------------------------------------------
Total Unrealized Gain                      $  53        $  2         $ 135          $ 4      $  94            $ --        $ 288
Total Unrealized (Loss)                      (20)        (53)         (229)          (5)      (289)            (22)        (618)
-------------------------------------------------------------------------------------------------------------------------------
Total Net                                  $  33        $(51)        $ (94)         $(1)     $(195)           $(22)       $(330)
-------------------------------------------------------------------------------------------------------------------------------

(1) Other contracts are principally equity swaps and collars.


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES   90

         The unrealized gains and losses on these hedges were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions.

         The remaining maturities of the notional amounts of end-user derivatives at December 31, 1995 were as follows:

                                 Interest      Foreign                    Total
(in millions)                        Rate     Currency      Equity      Notional
Notional Amount Maturing in:         Risk        Risk*        Risk        Amount
--------------------------------------------------------------------------------
1996                              $41,825       $  667         $91       $42,583
1997-1998                          10,218        2,305          --        12,523
1999-2000                           4,821          466          --         5,287
2001 and thereafter                 4,557          109          --         4,666
--------------------------------------------------------------------------------
Total                             $61,421       $3,547         $91       $65,059
--------------------------------------------------------------------------------

*Currency swaps and currency forwards are primarily based upon Australian dollar/U.S. dollar and Japanese yen/U.S. dollar contracts.

         For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at December 31, 1995 were as follows:


------------------------------------------------------------------------------------------------------------------------------
                                                   Paying Variable                        Paying Fixed
                                          ---------------------------------      --------------------------------
($ in millions)                           Notional     Receive          Pay      Notional      Receive        Pay        Total
Notional Amount Maturing in:                Amount        Rate         Rate        Amount         Rate       Rate     Notional
------------------------------------------------------------------------------------------------------------------------------
1996                                       $30,770        5.97%        5.87%      $ 8,742         6.00%      6.21%     $39,512
1997-1998                                    6,558        5.99         5.84         3,657         5.33       5.76       10,215
1999-2000                                    3,448        6.57         6.34         1,373         3.86       4.99        4,821
2001 and thereafter                          3,927        6.64         5.93           629         5.91       7.34        4,556
------------------------------------------------------------------------------------------------------------------------------
Total                                      $44,703                                $14,401                              $59,104
------------------------------------------------------------------------------------------------------------------------------

All rates were those in effect at December 31, 1995. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.


         The remaining maturities of the notional amounts of end-user derivatives at December 31, 1994 were as follows:

                                    Interest      Foreign                 Total
(in millions)                           Rate     Currency     Equity    Notional
Notional Amount Maturing in:            Risk         Risk*      Risk      Amount
--------------------------------------------------------------------------------
1995                                 $19,934       $2,341      $146     $22,421
1996-1997                             11,153          449        73      11,675
1998-1999                              3,437          340        --       3,777
2000 and thereafter                    5,843          364        --       6,207
--------------------------------------------------------------------------------
Total                                $40,367       $3,494      $219     $44,080
--------------------------------------------------------------------------------

*Currency swaps and currency forwards are primarily based upon Australian dollar/U.S. dollar and Japanese yen/U.S. dollar contracts.

         For pay variable and pay fixed interest rate swaps entered into as end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at December 31, 1994 were as follows:


------------------------------------------------------------------------------------------------------------------------------
                                                   Paying Variable                        Paying Fixed
                                          ---------------------------------      --------------------------------
($ in millions)                           Notional     Receive          Pay      Notional      Receive        Pay        Total
Notional Amount Maturing in:                Amount        Rate         Rate        Amount         Rate       Rate     Notional
------------------------------------------------------------------------------------------------------------------------------
1995                                       $11,211        5.88%        6.09%       $2,908         5.90%      6.00%     $14,119
1996-1997                                    7,830        6.03         5.77         3,219         5.92       5.78       11,049
1998-1999                                    2,444        5.81         5.83           993         5.34       5.38        3,437
2000 and thereafter                          4,113        6.79         5.72         1,730         5.83       8.13        5,843
------------------------------------------------------------------------------------------------------------------------------
Total                                      $25,598                                 $8,850                              $34,448
------------------------------------------------------------------------------------------------------------------------------

All rates were those in effect at December 31, 1994. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  91

         The effect of these end-user derivatives was a net increase in revenue of $22 million and $102 million, respectively, for the years ended December 31, 1995 and 1994.

         The Corporation has reviewed its other categories of off-balance sheet instruments (forward-dated assets and liabilities, securities lending indemnifications and securities borrowed) accounted for at cost and has determined that, in the case of each such category, the unrealized gain or loss on such instruments at both December 31, 1995 and 1994 was not material.

Methods and Assumptions
For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments were predominantly short-term:


Assets                                       Liabilities
--------------------------------------------------------------------------------
Cash and due from banks                      Interest-bearing deposits
Interest-bearing deposits                    Securities sold under
  with banks                                   repurchase agreements
Federal funds sold                           Other short-term borrowings
Securities purchased under                   Acceptances outstanding
  resale agreements                          Other financial liabilities
Securities borrowed
Due from customers
  on acceptances
Accounts receivable and
  accrued interest

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

         Other financial assets consisted primarily of investments in equity instruments (excluding, in accordance with SFAS 107, investments accounted for under the equity method) and cash and cash margins with brokers. The fair value of non-marketable equity instruments was determined by matrix pricing utilizing market prices for comparable publicly traded instruments, adjusted for liquidity and contractual arrangements.

         Noninterest-bearing deposits do not have defined maturities. In accordance with SFAS 107, fair value represented the amount payable on demand as of the balance sheet date.

         Other financial liabilities consisted primarily of accounts payable and accrued expenses at both December 31, 1995 and 1994.

         The fair value of long-term debt was estimated by using market quotes as well as discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  92

NOTE 25 -- CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS

Condensed Statement of Income

 (in millions) Year Ended December 31,           1995         1994       1993
 -----------------------------------------------------------------------------
 REVENUE
 Dividends
   Banks                                        $   75       $  320     $  112
   Nonbanks                                         86          264         71
 Interest from subsidiaries                        551          367        191
 Other interest                                    150          209        119
 Trading                                            44          (81)         4
 Securities available for sale gains (losses)      114           17         (2)
 Other                                              85          (17)        40
 -----------------------------------------------------------------------------
 Total revenue                                   1,105        1,079        535
 -----------------------------------------------------------------------------
 EXPENSES
 Interest to subsidiaries                           71           40         23
 Other interest                                    714          566        310
 Other                                              --           20         36
 -----------------------------------------------------------------------------
 Total expenses                                    785          626        369
 -----------------------------------------------------------------------------
 Income before income taxes and
   equity in undistributed income of
   subsidiaries and affiliates                     320          453        166
 Income taxes (benefit)                             25          (99)       (13)
 -----------------------------------------------------------------------------
 Income before equity in undistributed
   income of subsidiaries and affiliates           295          552        179
 Equity in undistributed (loss) income
   of subsidiaries and affiliates before
   cumulative effects of accounting changes        (80)         63         891
 -----------------------------------------------------------------------------
 INCOME BEFORE CUMULATIVE EFFECTS
   OF ACCOUNTING CHANGES                           215          615      1,070
 Equity in cumulative effects of
   accounting changes of subsidiary                 --          --         (75)
 -----------------------------------------------------------------------------
 NET INCOME                                     $  215       $  615     $  995
 -----------------------------------------------------------------------------


Condensed Balance Sheet

 (in millions) December 31,                                   1995       1994
 ------------------------------------------------------------------------------
 ASSETS
 Cash and due from banks                                    $     8     $    72
 Interest-bearing deposits with bank subsidiaries             2,540       1,509
 Securities purchased under resale agreements
   with nonbank subsidiary                                    2,213       1,104
 Securities purchased under resale agreements
   with third party                                              48         --
 Trading assets                                               1,475       1,579
 Securities available for sale                                1,301       2,023
 Loans                                                           24          21
 Investments in subsidiaries and affiliates
   Banks                                                      4,641       4,453
   Nonbanks                                                     946       1,017
 Receivables from subsidiaries and affiliates
   Banks                                                      1,418       1,512
   Nonbanks                                                   3,190       5,672
 Accounts receivable and accrued interest                       348         379
 Other assets                                                   148         313
 ------------------------------------------------------------------------------
 Total assets                                               $18,300     $19,654
 ------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Trading liabilities                                        $   348     $   128
 Commercial paper                                             5,306       6,320
 Other short-term borrowings                                    960       3,250
 Payables to subsidiaries and affiliates
   Banks                                                        170         126
   Nonbanks                                                   1,794         826
 Other liabilities                                              278         312
 Long-term debt                                               4,460       3,988
 ------------------------------------------------------------------------------
 Total liabilities                                           13,316      14,950
 ------------------------------------------------------------------------------
 Total stockholders' equity                                   4,984       4,704
 ------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                 $18,300     $19,654
 ------------------------------------------------------------------------------


Condensed Statement of Cash Flows

 (in millions) Year Ended December 31,                             1995        1994          1993
 --------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $   215       $   615       $   995
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Equity in undistributed loss (income)
       of subsidiaries and affiliates, before
       cumulative effects of accounting changes                      80          (63)          (891)
     Equity in cumulative effects of
       accounting changes of subsidiary                              --            --            75
     Deferred income taxes                                            3           (59)           42
     Net change in trading assets                                   104           342        (1,390)
     Net change in trading liabilities                              220           (42)          168
     Securities available for sale (gains) losses                  (114)          (17)            2
     Other, net                                                     282           107           111
 --------------------------------------------------------------------------------------------------
 Net cash provided by (used in)
   operating activities                                             790           883          (888)
 --------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in:
   Interest-bearing deposits with bank subsidiaries              (1,031)         (847)         (140)
   Securities purchased under resale agreements
     with nonbank subsidiary                                     (1,109)         (784)          888
   Securities purchased under resale agreements
     with third party                                               (48)           --            --
   Short-term notes receivable from subsidiaries
     and affiliates                                               1,591           745          (361)
 Securities available for sale:
   Purchases                                                       (388)       (2,304)           --
   Maturities and other redemptions                                 360           396            --
   Sales                                                            876           501            --
 Investment securities:
   Purchases                                                         --            --        (3,309)
   Maturities and other redemptions                                  --            --         3,427
   Sales                                                             --            --            47
 Increases in long-term notes receivable
   from subsidiaries                                               (484)       (2,133)       (2,322)
 Decreases in long-term notes receivable
   from subsidiaries                                              1,379           640            89
 Capital contributed to subsidiaries and affiliates                (290)         (152)           (7)
 Return of capital from subsidiaries and affiliates                  --             2            --
 Other, net                                                          22            34            (8)
 --------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                878        (3,902)       (1,696)
 --------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in:
   Commercial paper and other short-term
     borrowings                                                  (3,304)        3,327         2,073
   Short-term notes payable to subsidiaries                       1,012           133           156
 Issuance of long-term debt                                       1,496           421         1,338
 Repayments of long-term debt                                      (791)         (370)         (205)
 Issuance of preferred stock                                        221           342            --
 Redemption of preferred stock                                       --          (205)         (250)
 Issuance to subsidiary of preferred stock                           --            --           247
 Redemption from subsidiary of preferred stock                       --            --          (247)
 Purchases of treasury stock                                        (38)         (267)         (313)
 Cash dividends paid                                               (361)         (322)         (281)
 Other, net                                                          33            22            74
 --------------------------------------------------------------------------------------------------
 Net cash (used in) provided by financing activities             (1,732)        3,081         2,592
 --------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE)
   IN CASH AND DUE FROM BANKS                                       (64)           62             8
 Cash and due from banks, beginning of year                          72            10             2
 --------------------------------------------------------------------------------------------------
 Cash and due from banks, end of year                           $     8       $    72       $    10
 --------------------------------------------------------------------------------------------------
 Interest paid                                                  $   772       $   587       $   326
 --------------------------------------------------------------------------------------------------
 Income taxes paid                                              $     9       $     7       $    --
 --------------------------------------------------------------------------------------------------
 Noncash financing activity:
   Conversion of debt to preferred stock                        $   245       $    --       $    --
 --------------------------------------------------------------------------------------------------


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES   93

NOTE 26 -- BANKERS TRUST COMPANY CONSOLIDATED
SUMMARIZED FINANCIAL INFORMATION

Consolidated Statement of Income

  (in millions) Year Ended December 31,            1995         1994       1993
  ------------------------------------------------------------------------------
  NET INTEREST REVENUE
  Interest revenue                                $3,917       $2,900     $2,812
  Interest expense                                 3,330        2,271      2,072
  ------------------------------------------------------------------------------
  NET INTEREST REVENUE                               587          629        740
  Provision for credit losses                        (31)          (3)        96
  ------------------------------------------------------------------------------
  NET INTEREST REVENUE AFTER PROVISION
    FOR CREDIT LOSSES                                618          632        644
  ------------------------------------------------------------------------------
  NONINTEREST REVENUE
  Trading                                            279          786      1,875
  Fiduciary and funds management                     642          698        661
  Fees and commissions                               484          541        477
  Securities available for sale gains (losses)        (4)          13         --
  Investment securities gains                         --           --          4
  Other                                              163          213        107
  ------------------------------------------------------------------------------
  Total noninterest revenue                        1,564        2,251      3,124
  ------------------------------------------------------------------------------
  NONINTEREST EXPENSES
  Salaries                                           683          656        570
  Incentive compensation and employee
    benefits                                         524          563        943
  Occupancy, net                                     141          134        142
  Furniture and equipment                            146          149        131
  Provision for severance related costs               43           --         --
  Other                                              736          823        911
  ------------------------------------------------------------------------------
  Total noninterest expenses                       2,273        2,325      2,697
  ------------------------------------------------------------------------------
  Income (Loss) before income taxes and
    cumulative effects of accounting changes         (91)         558      1,071
  Income taxes (benefit)                             (53)         166        327
  ------------------------------------------------------------------------------
  INCOME (LOSS) BEFORE CUMULATIVE
    EFFECTS OF ACCOUNTING
    CHANGES                                          (38)         392        744
  Cumulative effects of accounting
    changes                                           --           --        (75)
  ------------------------------------------------------------------------------
  NET INCOME (LOSS)                               $  (38)      $  392     $  669
  ------------------------------------------------------------------------------

In the normal course of business, BTCo enters into various transactions with the Parent Company and the Parent Company's other subsidiaries. Included in the above financial statements were the following transactions and balances with such affiliates.

(in millions) Year Ended December 31,            1995          1994       1993
-------------------------------------------------------------------------------
Interest revenue                                 $129        $   97      $   45
Interest expense                                  276           185         143
Noninterest revenue                                65            18           5
Noninterest expenses                              203           289         326

(in millions) December 31,                                     1995        1994
-------------------------------------------------------------------------------
Interest-earning assets                                      $1,357      $1,433
Noninterest-earning assets                                      554       1,348
Interest-bearing liabilities                                  4,778       4,566
Noninterest-bearing liabilities                                 495       1,757


Consolidated Balance Sheet

  ($ in millions, except par values) December 31,            1995        1994
  -----------------------------------------------------------------------------
  ASSETS
  Cash and due from banks                                   $ 2,305     $ 2,023
  Interest-bearing deposits with banks                        1,982       3,680
  Federal funds sold                                            854       2,544
  Securities purchased under resale agreements               14,597       8,006
  Trading assets                                             35,142      34,364
  Securities available for sale                               3,280       3,858
  Loans                                                      11,393      12,035
  Allowance for credit losses                                  (941)     (1,179)
  Premises and equipment, net                                   834         872
  Due from customers on acceptances                             500         378
  Accounts receivable and accrued interest                    3,790       1,429
  Other assets                                                2,141       2,898
  -----------------------------------------------------------------------------
  Total assets                                              $75,877     $70,908
  -----------------------------------------------------------------------------
  LIABILITIES
  Deposits
    Noninterest-bearing
      In domestic offices                                   $ 2,815     $ 3,454
      In foreign offices                                        645         555
    Interest-bearing
      In domestic offices                                     4,615       4,837
      In foreign offices                                     20,018      17,590
  -----------------------------------------------------------------------------
        Total deposits                                       28,093      26,436
  Trading liabilities                                        19,087      20,461
  Securities sold under repurchase agreements                 7,275       4,263
  Other short-term borrowings                                 8,342       8,910
  Acceptances outstanding                                       500         378
  Accounts payable and accrued expenses                       1,810       1,686
  Other liabilities                                           1,006       1,394
  Long-term debt                                              5,428       3,230
  -----------------------------------------------------------------------------
  Total liabilities                                          71,541      66,758
  -----------------------------------------------------------------------------
  STOCKHOLDER'S EQUITY
  Floating rate non-cumulative preferred stock --
     Series A, $1 million par value
     Authorized, issued and outstanding:
      1995, 500 shares; 1994, 250 shares                        500         250
  Common stock, $10 par value
     Authorized, issued and outstanding:
      85,166,667 shares                                         852         852
  Capital surplus                                               528         498
  Retained earnings                                           2,822       2,875
  Cumulative translation adjustments                           (365)       (344)
  Securities valuation allowance                                 (1)         19
  -----------------------------------------------------------------------------
  Total stockholder's equity                                  4,336       4,150
  -----------------------------------------------------------------------------
  Total liabilities and stockholder's equity                $75,877     $70,908
  -----------------------------------------------------------------------------

         See Note 9 for details of BTCo's long-term debt issued to nonaffiliates. Note 2 discusses the effects of the Corporation's adoption of SFAS 114 effective January 1, 1995, SFAS 115 effective December 31, 1993, SFAS 106 and SFAS 112 effective January 1, 1993. The cumulative effects of accounting changes as a result of the adoption of SFAS 106 and SFAS 112, as presented in
Note 2, were recorded by BTCo.


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  94

--------------------------------------------------------------------------------
MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING
--------------------------------------------------------------------------------

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

         Management believes that, as of December 31, 1995, the Corporation's internal control structure was adequate to accomplish the objectives discussed herein.




Charles S. Sanford, Jr.
Chairman of the Board



Frank N. Newman
President and Chief Executive Officer



Richard H. Daniel
Executive Vice President,
Chief Financial Officer and
Controller

March 7, 1996




            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  95

--------------------------------------------------------------------------------
REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

To the Board of Directors and Stockholders of Bankers Trust New York Corporation

We have audited the accompanying consolidated balance sheet of Bankers Trust New York Corporation and Subsidiaries (the "Corporation") at December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust New York Corporation and Subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                            ERNST & YOUNG LLP

New York, New York
January 25, 1996




            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  96

SUPPLEMENTAL FINANCIAL DATA

The statistical data on pages 97 through 101 should be read in conjunction with the Financial Review and the financial statements included elsewhere in this Annual Report.

   In the opinion of management, all material adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. All such adjustments were of a normal recurring nature.

CONDENSED QUARTERLY CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                           1995                                           1994
                                      ----------------------------------------------  ----------------------------------------------
                                        Fourth       Third     Second       First       Fourth      Third       Second      First
                                        Quarter     Quarter    Quarter     Quarter      Quarter    Quarter      Quarter     Quarter
------------------------------------------------------------------------------------------------------------------------------------
Interest revenue                      $1,457      $1,556      $1,520      $1,353      $1,357      $1,207      $1,255      $1,211
Interest expense                       1,248       1,352       1,298       1,171       1,128         943         946         841
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                     209         204         222         182         229         264         309         370
Provision for credit losses               10           7          --          14           8          17          --          --
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue after provision
   for credit losses                     199         197         222         168         221         247         309         370
Total noninterest revenue                739         755         587         342         624         707         637         505
Total noninterest expenses               758         728         678         734         709         713         688         641
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes        180         224         131        (224)        136         241         258         234
Income taxes (benefit)                    54          69          40         (67)         35          72          77          70
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                     $  126      $  155      $   91      $ (157)     $  101      $  169      $  181      $  164
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to
   common stock                       $  111      $  139      $   79      $ (165)     $   95      $  161      $  172      $  159
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS)
  PER COMMON SHARE:
   Primary                            $ 1.36      $ 1.72      $  .98      $(2.11)     $ 1.19      $ 1.98      $ 2.09      $ 1.90
   Fully diluted                      $ 1.36      $ 1.71      $  .98      $(2.11)     $ 1.18      $ 1.98      $ 2.09      $ 1.90
------------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per
   common share                       $ 1.00      $ 1.00      $ 1.00      $ 1.00      $ 1.00      $  .90      $  .90      $  .90
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER DATA
------------------------------------------------------------------------------------------------------------------------------------
Market price (1)
  High                                $   71      $   72      $   64 3/4  $   64 7/8  $   67 5/8  $   74       $  74      $   84 5/8
  Low                                     60 1/4      60 3/4      52          49 3/4      54 3/4      63 1/2      64 1/2      69 1/8
  End of quarter                          66 1/2      70 1/4      62          52 1/4      55 3/8      66 3/4      66 5/8      71
------------------------------------------------------------------------------------------------------------------------------------

(1) Based on the Composite Tape. Market prices at January 31, 1996 for common stock were as follows: High, $64 7/8; Low, $63; Close, $64 7/8.

DIVIDENDS
   Cash dividends on common stock were paid quarterly in 1995 on the 25th of January, April, July and October.

NUMBER OF SECURITY HOLDERS
   At January 31, 1996, the approximate number of holders of record of common stock was 21,978.

STOCK LISTINGS
   The principal markets on which the common stock is traded are the New York Stock Exchange (Symbol: BT) and the London Stock Exchange.

                         BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  97

AVERAGE BALANCES, INTEREST AND AVERAGE RATES
   The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Corporation. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages.

---------------------------------------------------------------------------------------------------------
                                                         1995                          1994
                                             -----------------------------  -----------------------------
                                               Average             Average   Average              Average
($ in millions)                                Balance   Interest   Rate     Balance    Interest   Rate
---------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks
 (primarily in foreign offices)              $  2,777    $  207     7.45%   $  1,523     $  124    8.14%
Federal funds sold
 (in domestic offices)                          1,726       104     6.03%        634         31    4.89%
Securities purchased under resale
 agreements (primarily in
  domestic offices)                            19,808     1,057     5.34%     13,260        468    3.53%
Securities borrowed
 (in domestic offices)                          8,952       509     5.69%      5,018        211    4.20%
Trading assets
  In domestic offices (1)                      14,555     1,370     9.41%     20,739      1,911    9.21%
  In foreign offices                           16,058     1,320     8.22%     15,787      1,054    6.68%
---------------------------------------------------------------             -------------------
Total trading assets (1)                       30,613     2,690     8.79%     36,526      2,965    8.12%
Securities available for sale
  In domestic offices
    Taxable                                     1,891       160     8.46%      2,043        134    6.56%
    Exempt from federal income taxes (1)        1,340        56     4.18%      1,374         75    5.46%
  In foreign offices
    Taxable                                     2,899       167     5.76%      3,042        178    5.85%
    Exempt from federal income taxes (1)          320        35    10.94%        410         49   11.95%
---------------------------------------------------------------             -------------------
Total securities available for sale (1)         6,450       418     6.48%      6,869        436    6.35%
Investment securities
  In domestic offices
    Taxable                                        --        --       --          --         --      --
    Exempt from federal income taxes (1)           --        --       --          --         --      --
  In foreign offices
    Taxable                                        --        --       --          --         --      --
    Exempt from federal income taxes (1)           --        --       --          --         --      --
---------------------------------------------------------------             -------------------
Total investment securities (1)                    --        --       --          --         --      --
Loans
  In domestic offices
    Commercial and industrial                   2,178       160     7.35%      2,123        141    6.64%
    Financial institutions                        620        51     8.23%        920         49    5.33%
    Secured by real estate                      1,398        95     6.80%      1,503         82    5.46%
    Other (1)                                   2,293       131     5.71%      2,311        147    6.36%
---------------------------------------------------------------             -------------------
    Total in domestic offices (1)               6,489       437     6.73%      6,857        419    6.11%
  In foreign offices                            5,263       487     9.25%      5,613        444    7.91%
---------------------------------------------------------------             -------------------
Total loans, excluding fees (1)                11,752       924     7.86%     12,470        863    6.92%
  Loan fees                                                  18                              15
---------------------------------------------------------------             -------------------
Total loans, including fees (1)                11,752       942     8.02%     12,470        878    7.04%
---------------------------------------------------------------             -------------------
TOTAL INTEREST-EARNING
  ASSETS(1)                                    82,078    $5,927     7.22%     76,300     $5,113    6.70%
                                                         ======                          ======
Cash and due from banks                         1,767                          1,912
Noninterest-earning trading assets             18,999                         19,992
Due from customers on acceptances                 434                            348
All other assets                                7,567                          7,618
Allowance for credit losses                    (1,196)                        (1,342)
-----------------------------------------------------                       --------
TOTAL ASSETS                                 $109,649                       $104,828
-----------------------------------------------------                       --------
% of assets attributable to foreign offices        54%                            51%

--------------------------------------------------------------------------------------------------------
                                                                                       1993
                                                                            ----------------------------
                                                                             Average             Average
($ in millions)                                                               Balance   Interest   Rate
--------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks
 (primarily in foreign offices)                                              $ 2,698     $  214    7.93%
Federal funds sold
 (in domestic offices)                                                           708         22    3.11%
Securities purchased under resale
 agreements (primarily in
  domestic offices)                                                            9,969        381    3.82%
Securities borrowed
 (in domestic offices)                                                         4,216        127    3.01%
Trading assets
  In domestic offices (1)                                                     20,810      1,414    6.79%
  In foreign offices                                                          16,490      1,033    6.26%
--------------------------------------------------------------------------------------------------------
Total trading assets (1)                                                      37,300      2,447    6.56%
Securities available for sale
  In domestic offices
    Taxable                                                                        --         --      --
    Exempt from federal income taxes (1)                                           --         --      --
  In foreign offices
    Taxable                                                                        --         --      --
    Exempt from federal income taxes (1)                                           --         --      --
--------------------------------------------------------------------------------------------------------
Total securities available for sale (1)                                            --         --      --
Investment securities
  In domestic offices
    Taxable                                                                    2,644        129    4.88%
    Exempt from federal income taxes (1)                                         598         59    9.87%
  In foreign offices
    Taxable                                                                    2,959        200    6.76%
    Exempt from federal income taxes (1)                                         396         50   12.63%
--------------------------------------------------------------------------------------------------------
Total investment securities (1)                                                6,597        438    6.64%
Loans
  In domestic offices
    Commercial and industrial                                                  3,065        157    5.12%
    Financial institutions                                                     1,635         81    4.95%
    Secured by real estate                                                     1,787         89    4.98%
    Other (1)                                                                  2,986        121    4.05%
--------------------------------------------------------------------------------------------------------
    Total in domestic offices (1)                                              9,473        448    4.73%
  In foreign offices                                                           5,837        430    7.37%
--------------------------------------------------------------------------------------------------------
Total loans, excluding fees (1)                                               15,310        878    5.73%
  Loan fees                                                                                  11
--------------------------------------------------------------------------------------------------------
Total loans, including fees (1)                                               15,310        889    5.81%
--------------------------------------------------------------------------------------------------------
TOTAL INTEREST-EARNING
  ASSETS(1)                                                                   76,798     $4,518    5.88%
                                                                                         ======
Cash and due from banks                                                        1,767
Noninterest-earning trading assets                                             2,377
Due from customers on acceptances                                                372
All other assets                                                               5,844
Allowance for credit losses                                                   (1,535)
------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $85,623
------------------------------------------------------------------------------------
% of assets attributable to foreign offices                                       45%

The average balance sheets are presented on a slightly different basis than the balance sheets presented in the Financial Statements section of this report, in that the various categories of interest-earning assets and interest-bearing liabilities exclude certain noninterest-earning/bearing components included in the balance sheet captions. These components, excluding noninterest-earning/bearing trading assets/liabilities, are included in "all other assets" and "all other liabilities" in the average balance sheets.

(1) Interest and average rates are presented on a fully taxable basis. The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments to interest revenue (which recognize the income tax savings on tax-exempt assets) was 42 percent for 1995, 1994 and 1993.


98  BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------
                                                         1995                          1994
                                             -----------------------------  -----------------------------
                                               Average             Average   Average              Average
($ in millions)                                Balance   Interest   Rate     Balance    Interest   Rate
---------------------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing deposits
  In domestic offices
    Time deposits                           $  1,384      $   99    7.15%   $   700      $   50    7.14%
    Other                                      4,338         277    6.39%     5,519         218    3.95%
----------------------------------------------------------------            -------------------
    Total in domestic offices                  5,722         376    6.57%     6,219         268    4.31%
  In foreign offices
    Deposits from banks in
     foreign countries                         7,432         496    6.67%     5,248         296    5.64%
    Other time and savings deposits            7,370         408    5.54%     6,027         345    5.72%
    Other                                      1,513          80    5.29%     1,221          55    4.50%
----------------------------------------------------------------            -------------------
    Total in foreign offices                  16,315         984    6.03%    12,496         696    5.57%
----------------------------------------------------------------            -------------------
Total interest-bearing deposits               22,037       1,360    6.17%    18,715         964    5.15%
Trading liabilities
  In domestic offices                          6,293         622    9.88%     4,453         486   10.91%
  In foreign offices                           4,922         431    8.76%     5,682         321    5.65%
----------------------------------------------------------------            -------------------
Total trading liabilities                     11,215       1,053    9.39%    10,135         807    7.96%
Securities sold under
  repurchase agreements
  In domestic offices                         16,951         987    5.82%    20,009         797    3.98%
  In foreign offices                           4,592         186    4.05%     1,805         120    6.65%
----------------------------------------------------------------            -------------------
Total securities sold under
 repurchase agreements                        21,543       1,173    5.44%    21,814         917    4.20%
Other short-term borrowings
  In domestic offices                         11,943         707    5.92%    12,768         582    4.56%
  In foreign offices                           4,396         326    7.42%     4,488         312    6.95%
----------------------------------------------------------------            -------------------
Total other short-term borrowings             16,339       1,033    6.32%    17,256         894    5.18%
Long-term debt
  In domestic offices                          5,120         333    6.50%     4,985         243    4.87%
  In foreign offices                           2,596         117    4.51%       843          33    3.91%
----------------------------------------------------------------            -------------------
Total long-term debt                           7,716         450    5.83%     5,828         276    4.74%
----------------------------------------------------------------            -------------------
TOTAL INTEREST-BEARING
  LIABILITIES                                 78,850      $5,069    6.43%    73,748      $3,858    5.23%
                                                          ======                         ======
Noninterest-bearing deposits
  In domestic offices                          2,921                          3,210
  In foreign offices                             509                            587
----------------------------------------------------                       --------
Total noninterest-bearing deposits             3,430                          3,797
Noninterest-bearing trading liabilities       16,200                         15,680
Acceptances outstanding                          441                            363
All other liabilities                          5,628                          6,247
Preferred stock of subsidiary                    250                            250
Stockholders' Equity
  Preferred stock                                726                            388
  Common stockholders' equity                  4,124                          4,355
----------------------------------------------------                       --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $109,649                       $104,828
----------------------------------------------------                       --------
% of liabilities attributable
  to foreign offices                              54%                            42%
Rate spread                                                          .79%                          1.47%
Net interest margin (net interest
  revenue to total interest-
  earning assets)
 In domestic offices                        $ 46,876      $  371     .79%  $ 45,722      $  728    1.59%
 In foreign offices                           35,202         487    1.38%    30,578         527    1.72%
----------------------------------------------------------------            -------------------
Total                                       $ 82,078      $  858    1.05%  $ 76,300      $1,255    1.64%
----------------------------------------------------------------            -------------------

--------------------------------------------------------------------------------------------------------
                                                                                       1993
                                                                            ----------------------------
                                                                             Average             Average
($ in millions)                                                              Balance   Interest   Rate
--------------------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing deposits
  In domestic offices
    Time deposits                                                            $ 2,425     $  115    4.74%
    Other                                                                      5,835        103    1.77%
--------------------------------------------------------------------------------------------------------
    Total in domestic offices                                                  8,260        218    2.64%
  In foreign offices
    Deposits from banks in
     foreign countries                                                         5,937        398    6.70%
    Other time and savings deposits                                            6,259        319    5.10%
    Other                                                                      1,405         78    5.55%
--------------------------------------------------------------------------------------------------------
    Total in foreign offices                                                  13,601        795    5.85%
--------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                                               21,861      1,013    4.63%
Trading liabilities
  In domestic offices                                                          3,947        250    6.33%
  In foreign offices                                                           2,522        174    6.90%
--------------------------------------------------------------------------------------------------------
Total trading liabilities                                                      6,469        424    6.55%
Securities sold under
  repurchase agreements
  In domestic offices                                                         21,748        675    3.10%
  In foreign offices                                                           2,024        190    9.39%
--------------------------------------------------------------------------------------------------------
Total securities sold under
 repurchase agreements                                                        23,772        865    3.64%
Other short-term borrowings
  In domestic offices                                                          8,506        330    3.88%
  In foreign offices                                                           4,211        276    6.55%
--------------------------------------------------------------------------------------------------------
Total other short-term borrowings                                             12,717        606    4.77%
Long-term debt
  In domestic offices                                                          4,425        185    4.18%
  In foreign offices                                                             432         29    6.71%
--------------------------------------------------------------------------------------------------------
Total long-term debt                                                           4,857        214    4.41%
--------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING
  LIABILITIES                                                                 69,676     $3,122    4.48%
                                                                                          ======
Noninterest-bearing deposits
  In domestic offices                                                          3,315
  In foreign offices                                                             539
--------------------------------------------------------------------------------------------------------
Total noninterest-bearing deposits                                             3,854
Noninterest-bearing trading liabilities                                        1,542
Acceptances outstanding                                                          387
All other liabilities                                                          5,725
Preferred stock of subsidiary                                                    236
Stockholders' Equity
  Preferred stock                                                                302
  Common stockholders' equity                                                  3,901
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                        85,623
---------------------------------------------------------------------------------------------------------
% of liabilities attributable
  to foreign offices                                                              38%
Rate spread                                                                                         1.40%
Net interest margin (net interest
  revenue to total interest-
  earning assets)
 In domestic offices                                                          $46,227     $  862    1.86%
 In foreign offices                                                            30,571        534    1.75%
---------------------------------------------------------------------------------------------------------
Total                                                                         $76,798     $1,396    1.82%
---------------------------------------------------------------------------------------------------------


                          BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 99

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

-----------------------------------------------------------------------------------------------------
                                                        1995/94                      1994/93
                                              --------------------------   --------------------------
                                              Increase (decrease) due to   Increase (decrease) due to
                                                       change in:                   change in:
                                              --------------------------   --------------------------
                                              Average   Average            Average   Average
(in millions)                                 Balance      Rate    Total   Balance      Rate    Total
------------------------------------------------------------------------   --------------------------
CONSOLIDATED
INTEREST REVENUE
Interest-bearing deposits with banks            $  94     $ (11)  $   83     $ (96)    $   6    $ (90)
Federal funds sold                                 64         9       73        (3)       12        9
Securities purchased under resale agreements      289       300      589       118       (31)      87
Securities borrowed                               206        92      298        27        57       84
Trading assets                                   (506)      231     (275)      (52)      570      518
Securities available for sale                     (27)        9      (18)      218       218      436
Investment securities                              --        --       --      (219)     (219)    (438)
Loans                                             (53)      117       64      (181)      170      (11)
-----------------------------------------------------------------------------------------------------
Total interest revenue                             67       747      814      (188)      783      595
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                         187       209      396      (155)      106      (49)
Trading liabilities                                92       154      246       278       105      383
Securities sold under repurchase agreements       (12)      268      256       (75)      127       52
Other short-term borrowings                       (50)      189      139       231        57      288
Long-term debt                                    101        73      174        45        17       62
-----------------------------------------------------------------------------------------------------
Total interest expense                            318       893    1,211       324       412      736
-----------------------------------------------------------------------------------------------------
Net change in net interest revenue              $(251)    $(146)  $ (397)    $(512)    $ 371    $(141)
-----------------------------------------------------------------------------------------------------
DOMESTIC OFFICES
INTEREST REVENUE
Interest-bearing deposits with banks            $  17     $  15   $   32     $  (8)    $  13    $   5
Federal funds sold                                 64         9       73        (3)       12        9
Securities purchased under resale agreements      110       292      402        40         5       45
Securities borrowed                               206        92      298        27        57       84
Trading assets                                   (581)       40     (541)       (5)      502      497
Securities available for sale                     (12)       19        7       104       105      209
Investment securities                              --        --       --       (94)      (94)    (188)
Loans                                             (24)       46       22      (144)      120      (24)
-----------------------------------------------------------------------------------------------------
Total interest revenue                           (220)      513      293       (83)      720      637
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                         (23)      131      108       (63)      113       50
Trading liabilities                               185       (49)     136        36       200      236
Securities sold under repurchase agreements      (136)      326      190       (57)      179      122
Other short-term borrowings                       (40)      165      125       187        65      252
Long-term debt                                      7        83       90        25        33       58
Funds provided to foreign offices                   7        22       29       227      (276)     (49)
Funds provided by foreign offices                 127       (26)     101       (95)      216      121
-----------------------------------------------------------------------------------------------------
Total interest expense                            127       652      779       260       530      790
-----------------------------------------------------------------------------------------------------
Net change in net interest revenue              $(347)    $(139)  $ (486)    $(343)    $ 190    $(153)
-----------------------------------------------------------------------------------------------------
FOREIGN OFFICES
INTEREST REVENUE
Interest-bearing deposits with banks            $  71     $ (20)  $   51     $ (79)    $ (16)   $ (95)
Securities purchased under resale agreements      172        15      187        97       (55)      42
Trading assets                                     18       248      266       (45)       66       21
Securities available for sale                     (15)      (10)     (25)      113       114      227
Investment securities                              --        --       --      (125)     (125)    (250)
Loans                                             (29)       71       42       (17)       30       13
-----------------------------------------------------------------------------------------------------
Total interest revenue                            217       304      521       (56)       14      (42)
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                         227        61      288       (63)      (36)     (99)
Trading liabilities                               (48)      158      110       184       (37)     147
Securities sold under repurchase agreements       128       (62)      66       (19)      (51)     (70)
Other short-term borrowings                        (6)       20       14        19        17       36
Long-term debt                                     78         6       84        20       (16)       4
Funds provided by domestic offices                 (7)      (22)     (29)     (227)      276       49
Funds provided to domestic offices               (127)       26     (101)       95      (216)    (121)
-----------------------------------------------------------------------------------------------------
Total interest expense                            245       187      432         9       (63)     (54)
-----------------------------------------------------------------------------------------------------
Net change in net interest revenue              $ (28)    $ 117   $   89     $ (65)    $  77    $  12
-----------------------------------------------------------------------------------------------------


100 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY

Interest rate sensitivity data for the Corporation at December 31, 1995 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

-------------------------------------------------------------------------------------------------------------------------
                                                                           By Repricing Interval
                                                                   ------------------------------------------------------
                                                                            After three    After six       After
                                                                   Within        months       months    one year    After
                                                                    three    but within   but within  but within     five
(in millions) December 31, 1995                                    months    six months     one year  five years    years
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks                             $  1,799       $   109       $  108      $    7   $   --
Federal funds sold                                                    854            --           --          --       --
Securities purchased under resale agreements                       17,774           184           --          --       --
Securities borrowed                                                 6,199            --           --          --       --
Trading assets                                                     31,992            --           --          --       --
Securities available for sale                                       2,338           601          216       1,457    1,671
Loans                                                               9,333         1,137          166         683    1,314
Noninterest-earning assets and allowance for credit losses             --            --           --          --       --
-------------------------------------------------------------------------------------------------------------------------
Total                                                              70,289         2,031          490       2,147    2,985
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND
STOCKHOLDERS' EQUITY
Interest-bearing deposits                                          17,319         2,251        1,677         956      213
Trading liabilities                                                11,552            --           --          --       --
Securities sold under repurchase agreements                        14,759           488           --          --       --
Other short-term borrowings                                        14,019           880          414         194      254
Long-term debt                                                      1,908           845        1,270       3,237    2,034
Preferred stock of subsidiary                                         250            --           --          --       --
Preferred stock                                                        --            --           --         620      245
Noninterest-bearing liabilities and common stockholders' equity        --            --           --          --       --
-------------------------------------------------------------------------------------------------------------------------
Total                                                              59,807         4,464        3,361       5,007    2,746
-------------------------------------------------------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments                   (13,420)        2,024        5,793       3,630    1,973
-------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                                    $ (2,938)      $  (409)      $2,922    $    770   $2,212
-------------------------------------------------------------------------------------------------------------------------
CUMULATIVE INTEREST RATE SENSITIVITY GAP                         $ (2,938)      $(3,347)      $ (425)    $   345   $2,557
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                                                         Non-
                                                                                                    interest-
                                                                                                      bearing
(in millions) December 31, 1995                                                                         funds       Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks                                                                 $    --    $  2,023
Federal funds sold                                                                                        --         854
Securities purchased under resale agreements                                                              --      17,958
Securities borrowed                                                                                       --       6,199
Trading assets                                                                                        15,901      47,893
Securities available for sale                                                                             --       6,283
Loans                                                                                                     --      12,633
Noninterest-earning assets and allowance for credit losses                                            10,159      10,159
-------------------------------------------------------------------------------------------------------------------------
Total                                                                                                 26,060     104,002
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND
STOCKHOLDERS' EQUITY
Interest-bearing deposits                                                                                 --      22,416
Trading liabilities                                                                                   14,539      26,091
Securities sold under repurchase agreements                                                               --      15,247
Other short-term borrowings                                                                               --      15,761
Long-term debt                                                                                            --       9,294
Preferred stock of subsidiary                                                                             --         250
Preferred stock                                                                                           --         865
Noninterest-bearing liabilities and common stockholders' equity                                       14,078      14,078
-------------------------------------------------------------------------------------------------------------------------
Total                                                                                                 28,617     104,002
-------------------------------------------------------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments                                                           --          --
-------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                                                                        $(2,557)   $     --
-------------------------------------------------------------------------------------------------------------------------
CUMULATIVE INTEREST RATE SENSITIVITY GAP                                                             $    --    $     --
-------------------------------------------------------------------------------------------------------------------------

DEPOSITS

The Corporation's certificates of deposit and other time deposits issued by domestic and foreign offices in amounts of $100,000 or more, together with their remaining maturities, and other interest-bearing deposits at December 31, 1995 were as follows:

--------------------------------------------------------------------------------
(in millions)                                       Domestic   Foreign     Total
--------------------------------------------------------------------------------
Certificates of deposit of $100,000 or more
  3 months or less                                    $   58   $ 1,710   $ 1,768
  Over 3 through 6 months                                163       508       671
  Over 6 through 12 months                               527       317       844
  Over 12 months                                         261       160       421
--------------------------------------------------------------------------------
Total                                                  1,009     2,695     3,704
--------------------------------------------------------------------------------
Other time deposits of $100,000 or more
  3 months or less                                       132     9,892    10,024
  Over 3 through 6 months                                  9     1,486     1,495
  Over 6 through 12 months                                 1       777       778
  Over 12 months                                           1       135       136
--------------------------------------------------------------------------------
Total                                                    143    12,290    12,433
--------------------------------------------------------------------------------
Other                                                  4,250     2,029     6,279
--------------------------------------------------------------------------------
Total interest-bearing deposits                       $5,402   $17,014   $22,416
--------------------------------------------------------------------------------

Deposits by foreign depositors in domestic offices amounted to $1.0 billion, $1.0 billion and $1.1 billion at December 31, 1995, 1994 and 1993, respectively.


                         BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 101

DESCRIPTION OF BUSINESS
================================================================================

BANKERS TRUST NEW YORK CORPORATION

Bankers Trust New York Corporation is a registered bank holding company which was incorporated in 1965. The Parent Company, which accounted for 3 percent of consolidated assets at December 31, 1995, supplies Bankers Trust Company, BT Securities Corporation and its other subsidiaries with various advisory services and coordinates their general policies and activities.

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

ORGANIZATIONAL UNITS

The Corporation concentrates its financial and managerial resources on selected markets and services its clients by meeting their needs for financing, advisory, processing and sophisticated risk management solutions. The Firm also conducts its own proprietary operations. At the beginning of 1996 the Corporation realigned its personnel into the following organizational units.

    Investment Banking delivers the Firm's full range of financing, advisory and research products and services to its corporate, financial institution and investor clients in the United States, Canada and Europe. These include the underwriting, distribution and trading of public equity and debt (both investment grade and high-yield), private placements and structured finance, as well as merger and acquisition advisory services. The unit is also responsible for the Firm's private equity investments.

    Risk Management Products and Services is comprised of businesses that assist clients in the management of risk. Products and services include interest rate, currency, equity, commodity and credit derivatives, as well as risk management advisory. This business is also responsible for managing the Corporation's risk from client derivatives transactions.

    Trading and Positioning provides market-related products and services to the Corporation's clients and enters into securities, currency, commodity, derivatives and funding transactions on a proprietary basis. The unit is responsible for funding of the Corporation worldwide; capital and liquidity management; and the management of the Corporation's securities available for sale portfolio.

    Investment Management is responsible for the Firm's investment management business for pension funds, corporations and other institutional investors worldwide.* The services they provide include both the active and passive management of equities, fixed income securities and other financial instruments in many of the world's major financial markets.

    Client Transaction Processing is engaged in the gathering, moving and managing of assets for institutional clients throughout the world. It delivers many of the Corporation's processing, fiduciary and trust services, such as cash management, custody and clearance and deposit and credit services, to corporations, financial institutions and governments and their agencies around the world. It also provides to sponsors of U.S. defined benefit and defined contribution plans the Corporation's full range of services, including recordkeeping and administrative services and portfolio measurement.

    Geographically-Based Businesses provides many of the products and services referred to above, principally to clients in Asia, Australia/New Zealand and Latin America. Prominent among these are financial advisory services to governments and both state-owned and privatized businesses. This group also sells, trades and distributes restructured loans, bonds, equities and other instruments of Latin American and other emerging markets issuers.

    Private Bank/Asset-Based Lending/Portfolio is a group of diverse businesses. The Private Bank provides asset management, banking and fiduciary services to high net worth individuals. Asset-Based Lending provides collateralized credit to medium-sized companies in the U.S. Portfolio manages a portion of the Firm's loans to clients.

*Australian funds management financials are reported in the results of Bankers
 Trust Australia Limited.

Insurance Activities

The Corporation has two majority-owned Chilean subsidiaries, known as Consorcio and Compensa. Consorcio underwrites pension-related life and disability insurance, and both companies sell pension-related life annuities.

BUSINESS FUNCTIONS

Because of the close interrelationship among its organizational units, the Corporation breaks down and analyzes its business on the basis of five business functions, which represent the Firm's core business activities. A business function is often common to two or more of the organizational units described above. Descriptions of each of the Firm's five business functions appear on page 33.

BANKERS TRUST COMPANY

The Parent Company's principal banking subsidiary is Bankers Trust Company, which, along with its subsidiaries ("BTCo"), accounted for 70 percent of the Corporation's consolidated assets at December 31, 1995. BTCo, founded in 1903, is among the largest commercial banks in New York City and the United States, based on total assets. BTCo originates loans and other forms of credit, accepts deposits, arranges financings and provides numerous other commercial banking and financial services. BTCo provides a broad range of financial advisory services to its clients.


102 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

It also engages in the trading of currencies, securities, derivatives and commodities.

BT SECURITIES CORPORATION

BT Securities Corporation ("BT Securities"), a wholly-owned subsidiary of the Parent Company, accounted for 21 percent of the Corporation's consolidated assets at December 31, 1995. BT Securities is a primary dealer in U.S. Government securities. It also structures, underwrites and deals in money market instruments, commercial paper, and municipal, asset-backed and corporate debt and equity securities. BT Securities also provides advisory and private placement services and structures a broad range of derivative transactions for clients. In addition, BT Securities acts as agent for BTCo in the origination and sale of loans.

BANKERS TRUST (DELAWARE)

Bankers Trust (Delaware) is a state bank chartered under the laws of Delaware, which, along with its subsidiaries, accounted for 1 percent of the Corporation's consolidated assets at December 31, 1995. Bankers Trust (Delaware) engages in commercial banking activities, with an emphasis on lending, funding and corporate finance. BT Commercial Corporation, its wholly-owned subsidiary, is a commercial finance company.

SUPERVISION AND REGULATION

BT Securities entered into a settlement agreement with the Securities and Exchange Commission (the "SEC") and the Commodity Futures Trading Commission (the "CFTC") concerning all investigations of the Corporation and its subsidiaries by those agencies with respect to the conduct of its business in privately negotiated over-the-counter derivatives (the "Derivatives"). As part of that settlement entered into on December 22, 1994, the SEC and the CFTC agreed not to pursue further Bankers Trust related entities concerning Derivatives matters prior to the settlement date (although they did reserve the right to pursue individuals), and BT Securities paid $10 million in civil penalties and agreed to and has retained independent consultants to examine its conduct of the Derivatives business. The Corporation also has agreed to implement such consultants' recommendations.

    The Corporation, BTCo and BT Securities have also entered into a Written Agreement with the Federal Reserve Bank of New York and a Memorandum of Understanding with the New York State Banking Department concerning the Corporation's leveraged derivative transaction business, each of which call for an independent counsel review and the establishment of a Compliance Committee of the Board of Directors of the Corporation to monitor compliance with the Written Agreement and the Memorandum of Understanding.

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

    The Parent Company and its nonbank subsidiaries are affiliates of BTCo and Bankers Trust (Delaware) within the meaning of applicable federal statutes, and such banks are therefore subject to restrictions on loans and other extensions of credit to the Parent Company and certain other affiliates and on certain other types of transactions with them or involving their securities.

    BTCo is subject to the supervision of, and to examination by, the New York State Banking Department, the Federal Reserve Board and the Federal Deposit Insurance Corporation. Bankers Trust (Delaware) is subject to regulation by the Office of the State Bank Commissioner of the State of Delaware and by the Federal Deposit Insurance Corporation. See Note 14 of Notes to Financial Statements for the required reserve balances maintained by the Corporation's subsidiary banks at a Federal Reserve Bank and limitations on the availability of BTCo's undistributed earnings for the payment of dividends.

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


                         BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 103

--------------------------------------------------------------------------------

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

    Based on their respective regulatory capital ratios at December 31, 1995, both BTCo and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See "Capital Resources" on page 42 for information regarding the Corporation's and BTCo's regulatory capital ratios.

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

FORWARD LOOKING STATEMENT AND COMPETITION

The Corporation is continuing to refine its different business lines, and as part of that exercise, management of these business lines, working with senior management of the Corporation, has developed a business plan which has as one of its goals the return of the Corporation's net income for 1996 to a level that is more comparable with net income seen in 1994 rather than the lower level of net income seen in 1995. Actual results could differ materially for the reasons set forth in "Important Factors Relating to Forward Looking Statements" hereinafter set forth, and the goals set by management might not be met. The establishment of rational goals for each business organization of the Firm and accountability during the year by each such organization for performance measured against those goals are an essential element of the Corporation's strategy.

    The banking and securities businesses are intensely competitive and the Corporation competes for business with other financial services organizations, including major commercial and investment banks and finance and investment advisory companies, located in principal cities throughout the world.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain statements made in this report and those that may be made in the future by or on behalf of the Corporation which are identified as forward-looking statements, the Corporation notes that the following important factors, among others, could cause actual results to differ materially from those set forth in any such forward-looking statements. Further, such forward-looking statements speak only as of the date on which such statement or statements are made, and the Corporation undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

    The business and profitability of a large financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies, both foreign and domestic. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial

104 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Corporation. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies, both foreign and domestic, are not predictable and are beyond the Corporation's control. In addition, these conditions and policies can impact the Corporation's customers and counterparties which may increase the risk of default on their obligations to the Corporation and its affiliates. They can also affect the competitive conditions in the markets and products within which the Corporation operates, which can have an adverse impact of the Corporation's ability to maintain its revenue streams.

    As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity in those markets which in turn can impact the Corporation's ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on its ability to access the financial markets for its funding needs.

    The Corporation's international operations, which are widely diversified geographically and vary from country to country, involve certain economic, political and legal risks which differ from those associated with its domestic operations. These risks include, among others, the possibility of expropriation of assets, exchange rate fluctuations, severe reductions in business levels, restrictions on the withdrawal of funds, balance-of-payments problems and changes in laws and regulations. In addition, in certain jurisdictions the Corporation's operations may involve legal uncertainties. Further, certain domestic, as well as foreign, financial institutions with which the Corporation competes may not be subject to the same regulatory restrictions as the Corporation which may make it more difficult for the Corporation to compete with those institutions for business.

    As noted in "Supervision and Regulation" on page 103, the Corporation is regulated by and subject to various domestic and international regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.

    The Corporation is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or a lack of compliance with the procedures on which they rely either within the Corporation or within the broader financial systems infrastructure.

    As with any large financial institution, the Corporation is also subject to the risk of litigation and to an unexpected or adverse outcome in such litigation. Competitive pressures in the marketplace and unfavorable or adverse publicity and news coverage can have the effect of lessening customer demand for the Corporation's services. Ultimately, the Corporation's businesses and their success are dependent on the Corporation's ability to attract and retain high quality employees.

PROPERTIES

BTCo owns a 42-story office building located at 280 Park Avenue, a 10-story office building at 4 Albany Street and a 39-story building known as One Bankers Trust Plaza, all in Manhattan, and a 998-year leasehold interest in an eight-story office building in the Broadgate complex in London, England. The other principal office premises leased are seven stories of a 37-story building at 14-16 Wall Street in Manhattan, an eight-story building in Jersey City, New Jersey and a three-story building in Nashville, Tennessee and a significant portion of a 42-story office building in Sydney, Australia. Portions of certain of these properties are leased to tenants or subtenants. In addition to the offices referred to above, branch offices and locations for other activities are occupied in cities throughout the world under various types of ownership and leaseholds. See Note 7 of Notes to Financial Statements for additional information concerning lease commitments.

LEGAL PROCEEDINGS

In the fourth quarter of 1994, Procter & Gamble brought a lawsuit against BTCo. In the first quarter of 1995 the suit was amended to include BT Securities Corporation, and in the third quarter of 1995, the suit was further amended to add claims under Title IX of the Organized Crime Control Act of 1970. The suit seeks to void and rescind two interest rate swap transactions entered into with BTCo and claims $195.5 million in compensatory damages and unspecified punitive damages. Management believes that the expected potential financial impact should be covered by existing reserves. Various other actions and proceedings involving the Parent Company and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such other actions and proceedings would be material.

                         BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES 105

--------------------------------------------------------------------------------
EXECUTIVE OFFICERS OF THE REGISTRANT

   Set forth below are the names and ages of the executive officers of the Parent Company, positions held and the year from which held.

   These officers are elected annually by the Board of Directors. There are no family relationships among such persons.
   -----------------------------------------------------------------------------
*Charles S. Sanford, Jr., 59(1)
   Chairman of the Board
   Chairman of the Board of the Parent Company and of BTCo since 1996; Chairman of the Board and Chief Executive Officer since 1987, and Director since 1982; Deputy Chairman 1986-1987; President of the Parent Company and of BTCo 1983-1986; Executive Vice President in charge of the Resources Management Department of BTCo 1974-1983.

*Frank N. Newman, 53
   President and Chief Executive Officer
   Mr. Newman joined the Parent Company and BTCo as Senior Vice Chairman and a Director on September 21, 1995. On October 19, 1995 he was elected President, and to the additional office of Chief Executive Officer effective January 1, 1996. Mr. Newman, former Deputy Secretary of the United States Treasury, joined the Treasury in 1993 after six years with BankAmerica Corporation where he was the chief financial officer and vice chairman of the board.

 Mark Bieler, 50
   Executive Vice President
   Executive Vice President of the Parent Company since 1987 and Managing Director of BTCo since 1992; Executive Vice President of BTCo 1987-1992; Senior Vice President and head of the Human Resources Department in 1985. Mr. Bieler is in charge of the Human Resources Department.

*Richard H. Daniel, 49
   Executive Vice President,
   Chief Financial Officer and Controller
   Effective on February 5, 1996, Mr. Daniel joined the Parent Company as Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Controller, and BTCo as Managing Director, Chief Financial Officer (Principal Financial Officer) and Controller. He formerly held the positions of chief financial officer of Federal Home Loan Mortgage Corporation from 1994 to 1996, and executive vice president and director of financial analysis and planning at BankAmerica Corporation from 1987 to 1994.

 Joseph A. Manganello, Jr., 60
   Executive Vice President and
   Chief Credit Officer
   Executive Vice President and Chief Credit Officer of the Parent Company since 1988; Managing Director of BTCo since 1992 and Chief Credit Officer since 1984; Executive Vice President of BTCo 1982-1992; Department Head of the United States Department of BTCo prior to 1984. He is in charge of the Credit Policy Department.

*George J. Vojta, 60
   Vice Chairman
   Vice Chairman and Director of the Parent Company and BTCo since January 1992; Executive Vice President 1984-1992. He is a member of various operating committees that oversee the Private Bank, Asset-Based Lending and Portfolio.

 Melvin A. Yellin, 53
   Executive Vice President and
   General Counsel
   Executive Vice President and General Counsel of the Parent Company and Managing Director and General Counsel of BTCo effective January 1, 1996; Senior Vice President (Chief Legal Officer) of the Parent Company and Managing Director (Chief Legal Officer) of BTCo effective September 28, 1995; Managing Director and Deputy General Counsel of BTCo 1992-1995. Vice President and Counsel 1981-1992. He is in charge of the Legal Department.

 *  Management Committee

(1) Mr. Sanford announced his intention to retire as Chairman and Director effective April 16, 1996.

106 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1995 or

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
 (Address of principal                                       (Zip code)
   executive offices)

                                 (212) 250-2500
              (Registrant's telephone number, including area code)
          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                                             Name of each
                                                                                             exchange on
                Title of each class                                                       which registered
-------------------------------------------------------------------------------------------------------------
Common Stock, $1 par value                                                            New York Stock Exchange
Preferred Share Purchase Rights                                                       New York Stock Exchange
8.55% Cumulative Preferred Stock, Series I ($250 Liquidation Preference)              New York Stock Exchange
Depositary Shares representing a one-fourth interest in a share of 8.55%
  Cumulative Preferred Stock, Series I ($100 Liquidation Preference)                  New York Stock Exchange
7 5/8% Cumulative Preferred Stock, Series O                                           American Stock Exchange
Depositary Shares representing a one-tenth interest in a share of 7 5/8%
  Cumulative Preferred Stock, Series O ($250 Liquidation Preference)                  American Stock Exchange
7.50% Cumulative Preferred Stock, Series P                                            American Stock Exchange
Depositary Shares representing a one-fortieth interest in a share of 7.50%
  Cumulative Preferred Stock, Series P ($1,000 Liquidation Preference)                American Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series Q                                  New York Stock Exchange
Depositary Shares representing a one-hundredth interest in a share of Adjustable
  Rate Cumulative Preferred Stock, Series Q ($2,500 Liquidation Preference)           New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series R                                  New York Stock Exchange
Depositary Shares representing a one-hundredth interest in a share of Adjustable
  Rate Cumulative Preferred Stock, Series R ($2,500 Liquidation Preference)           New York Stock Exchange
7 3/4% Cumulative Preferred Stock, Series S ($2,500 Liquidation Preference)           New York Stock Exchange
Depository Shares representing a one-hundredth interest in a share of 7 3/4%
  Cumulative Preferred Stock, Series S ($2,500 Liquidation Preference)                New York Stock Exchange

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

                                                    Yes  X   No
                                                        ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                     [   ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1996: Common Stock, $1 par value, $5,105,271,563.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 31, 1996: Common Stock, $1 par value, 79,241,268 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES                       107

--------------------------------------------------------------------------------
FORM 10-K CROSS-REFERENCE INDEX
Part I
Item No.                                                                                Pages
  1.  Business
      Description of Business                                                             102
      Supplemental Financial Data
          International Operations                                                         82
          Distribution of Assets, Liabilities and
             Stockholders' Equity; Interest Rates and
             Interest Differential                                                         98
         Investment Portfolio                                                              69
         Loan Portfolio                                    54, 55, 56, 57, 58, 59, 66, 67, 70
         Summary of Credit Loss Experience                                             51, 70
         Deposits                                                                     99, 101
         Return on Equity and Assets                                                       32
         Short-Term Borrowings                                                             71
  2.  Properties                                                                          105
  3.  Legal Proceedings                                                                   105
  4.  Submission of Matters to a Vote of Security Holders                                   *
  -   Executive Officers of the Registrant                                                106

Part II
  5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                                   77, 97
  6.  Selected Financial Data                                                              32
  7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                               33
  8.  Financial Statements and Supplementary Data
      Bankers Trust New York Corporation and
        Subsidiaries (Consolidated)                                                     62-65
      Notes to Financial Statements                                                        66
      Report of Independent Auditors                                                       96
      Selected Quarterly Financial Data                                                    97
  9.  Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                                              *

Part III
The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K since the Corporation intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1995.

Part IV
 14. Exhibits, Financial Statement Schedules and
        Reports on Form 8-K
           (a) (1) Financial Statements-See Item 8.
               (2) Financial Statement Schedules
                   All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

               (3) Exhibits
                          3. Articles of Incorporation and By-laws,
                              as amended                                                   **
                          4. Instruments Defining the Rights of
                              Security Holders, Including Indentures
                            (ii) Long-Term Debt Indentures                                ***
                         10. Material Contracts
                            (ii) (D)  Leases for Principal Premises
                                      described on page 104                                **
                            (iii) (A) Management Contracts and
                                      Compensation Plans                                   **
                         12. Statements Re Computation of Ratios                           **
                         21. Subsidiaries of the Registrant                                **
                         23. Consent of Experts                                            **
                         24. Power of Attorney                                             **
                         27. Financial Data Schedule
                         99. Additional Exhibits
                            (i) Preferred Share Purchase Rights                            **
                           (ii) Written Agreement dated December 4, 1994 among Bankers
                                Trust New York Corporation, Bankers Trust Company, BT
                                Securities Corporation and the Federal Reserve Bank of
                                New York.                                                  **

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

           (b) Reports on Form 8-K-The Corporation filed three reports on Form 8-K during the quarter ended December 31, 1995.

               --    The report dated October 19, 1995 filed the Corporation's Press
                     Release dated October 19, 1995, which announced earnings for the quarter ended September 30, 1995, and announced that Frank N. Newman had been elected president of Bankers Trust New York Corporation.

               --    The report dated November 6, 1995 filed an underwriting agreement covering the issuance and sale by Bankers Trust New York Corporation of 7 1/8% Subordinated Notes due 2010 and various other exhibits related to the issuance.

               --    The reported dated November 10, 1995 filed the By-laws, as amended, of
                     Bankers Trust New York Corporation, and filed an underwriting agreement covering the issuance and sale by Bankers Trust New York
                     Corporation of 7 1/2% Subordinated Notes due 2015 and various other exhibits related to the issuance.

--------------------------------------------------------------------------------
  *  Not applicable.

 ** A copy of any exhibit not contained herein may be obtained by writing to James T. Byrne, Jr., Office of the Secretary, Bankers Trust New York Corporation, One Bankers Trust Plaza, 130 Liberty Street, Mail Stop 2310, New York, NY 10006.

*** The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by the Parent Company or its subsidiaries.

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report. Portions of the 1995 Annual Report to the Corporation's stockholders are not required by the Form 10-K report and are not "filed" as part of the Form 10-K. Only those sections of the Annual Report referenced in the above index are incorporated in the Form 10-K.


108                        BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
FORM 10-K SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 1996.

                   Bankers Trust New York Corporation

                   By /s/ JAMES T. BYRNE, JR.
                      ----------------------------------------------------------
                      (James T. Byrne, Jr., Senior Vice President and Secretary)

--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 1996.

CHARLES S. SANFORD, JR.*               Chairman of the Board
-------------------------              and Director
(Charles S. Sanford, Jr.)

FRANK N. NEWMAN*                       President, Chief
-------------------------              Executive Officer and
(Frank N. Newman)                      Director (Principal
                                       Executive Officer)

RICHARD H. DANIEL*                     Executive Vice President,
-------------------------              Chief Financial Officer
(Richard H. Daniel)                    and Controller
                                       (Principal Financial
                                       Officer)

GEOFFREY M. FLETCHER*                  Senior Vice President
-------------------------              (Principal Accounting
(Geoffrey M. Fletcher)                 Officer)


GEORGE B. BEITZEL*                     Director
-------------------------
(George B. Beitzel)

PHILLIP A. GRIFFITHS*                  Director
-------------------------
(Phillip A. Griffiths)

WILLIAM R. HOWELL*                     Director
-------------------------
(William R. Howell)

JON M. HUNTSMAN*                       Director
-------------------------
(Jon M. Huntsman)

VERNON E. JORDAN, JR.*                 Director
-------------------------
(Vernon E. Jordan, Jr.)

HAMISH MAXWELL*                        Director
-------------------------
(Hamish Maxwell)

DONALD F. McCULLOUGH*                  Director
-------------------------
(Donald F. McCullough)

N. J. NICHOLAS JR.*                    Director
-------------------------
(N. J. Nicholas Jr.)

RUSSELL E. PALMER*                     Director
-------------------------
(Russell E. Palmer)

PATRICIA CARRY STEWART*                Director
-------------------------
(Patricia Carry Stewart)

GEORGE J. VOJTA*                       Vice Chairman
-------------------------              and Director
(George J. Vojta)







*By /s/ JAMES T. BYRNE, JR.
    ---------------------------------------
    (James T. Byrne, Jr., Attorney-in-Fact)


BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES                    109

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                   Filed Under

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                       BANKERS TRUST NEW YORK CORPORATION

110 BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES

                       BANKERS TRUST NEW YORK CORPORATION
                           EXHIBIT INDEX TO FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


  3. Articles of Incorporation and By-laws, as amended
       Restated Certificate of Incorporation of the Registrant filed with the State of New York on June 9, 1988                 (1)
       Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed with the
            State of New York on August 30, 1989                                                                                (1)
       Certificate of Amendment of the Restated Certificate of Incorporation  of the Registrant filed with the
            State of New York on June 14, 1990                                                                                  (1)
       Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed with the
            State of New York on March 20, 1992                                                                                 (1)
       Certificate of Amendment of the Restated Certificate of Incorporation  of the Registrant filed with the
            State of New York on October 27, 1992                                                                               (1)
       Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed with the
            State of New York on January 21, 1993                                                                               (1)
       Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed with the
            State of New York on June 1, 1993                                                                                   (1)
       Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed with the
            State of New York on August 18, 1993                                                                                (2)
       Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed with the
            State of New York on March 25, 1994                                                                                 (3)
       Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed with the
            State of New York on August 22, 1994                                                                                (4)
       Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed with the
            State of New York on June 29, 1995                                                                                  (5)
       By-laws as in effect October 19, 1995                                                                                    (6)

   4. Instruments Defining the Rights of Security Holders, Including Indentures
       (ii) Long-Term Debt Indentures                                                                                          108

  10. Material Contracts
       (ii) (D) Leases for Principal Premises Described on Page 105
                  Lease Agreement relating to the seven stories of a 37-story building located at 14-16 Wall Street             (7)
                  Lease Agreement relating to the eight-story building located in Jersey City, New Jersey                       (8)
                  Lease Agreement relating to the eight-story building located in London, England                               (9)
                  Lease Agreement relating to the three-story building in Nashville, Tennessee                                 (10)
                  Synopsis of the Agreement for Sub-Lease and the Sub-Lease relating to the 42-story building located
                       in Sydney, Australia                                                                                    (11)
      (iii) (A) Management Contracts and Compensation Plans
                  (1) Employment Contract for Frank N. Newman                                                                  113
                  (2) Severance Agreement with Eugene B. Shanks                                                                117
                  1994 Stock Option and Stock Award Plan                                                                       (12)
                  1991 Stock Option and Stock Award Plan                                                                       (13)
                  1985 Stock Option and Stock Award Plan                                                                       (14)
                       January, 1989 amendments thereto                                                                        (11)
                  Additional Capital Accumulation Plan                                                                         (15)
                  The Supplemental Executive Retirement Plan                                                                    (9)
                  Deferred Compensation Plan for Directors                                                                      (6)
                       January, 1989 amendments to the Deferred Compensation Plan for Directors and The Supplemental
                       Executive Retirement Plan                                                                               (12)

  12. Statements Re Computation of Ratios
      Computation of Consolidated Ratios of Earnings to Fixed Charges                                                          135
      Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock
           Dividends Requirements                                                                                              136
  21. Subsidiaries of the Registrant                                                                                           137
  23. Consent of Experts                                                                                                       138
  24. Power of Attorney                                                                                                        139
  27. Financial Data Schedule                                                                                                  141
  99. Additional Exhibits
        (i) Rights Agreement dated as of February 22, 1988 describing the terms of the Preferred Share Purchase Rights          (9)
       (ii) Written Agreement dated December 4, 1994, among Bankers Trust New York Corporation, Bankers Trust Company,
            BT Securities Corporation and the Federal Reserve Bank of New York                                                 (17)
      (iii) (1) Offer of Settlement of BT Securities Corporation before the Securities and Exchange Commission, dated
                December 21, 1994                                                                                              (16)
            (2) Offer of Settlement of Respondent BT Securities Corporation before the Commodity Futures Trading
                Commission, dated December 21, 1994                                                                            (16)
            (3) Order Instituting Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Sections 15(b) and
                21c of the Securities Act of 1934, and Findings and Order Imposing Remedial Sanctions. In re BT Securities
                Corporation, Securities Act of 1933 Release No. 7124 (Dec. 22, 1994)                                           (16)
            (4) Complaint Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act and Opinion and Order Accepting
                Offer of Settlement, Making Findings and Imposing Remedial Sanctions, in re BT Securities Corporation,
                CFTC Docket No. 95-2 (Dec. 22, 1994)                                                                           (16)

       (NOTE: FOOTNOTE REFERENCES FOR THIS INDEX APPEAR ON THE NEXT PAGE.)

                        BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES  111

                       BANKERS TRUST NEW YORK CORPORATION
     EXHIBIT INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               FOOTNOTE REFERENCES

 (1) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated September 24, 1993, file number 1-5920.

 (2) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated August 6, 1993, file number 1-5920.

 (3) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated March 21, 1994, file number 1-5920.

 (4) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated August 12, 1994, file number 1-5920.

 (5) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated June 29, 1995, file number 1-5920.

 (6) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated November 10, 1995, file number 1-5920.

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

(13) This document is incorporated by reference from Bankers Trust New York Corporation's Registration Statement on Form (No. 33-41014) as filed on June 10, 1991.

(14) This document is incorporated by reference from Bankers Trust New York Corporation's Proxy Statement dated as of March 21, 1988, file number 1-5920.

(15) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1989, file number 1-5920.

(16) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated December 22, 1994, file number 1-5920.

(17) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1994, file number 1-5920.

112  BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES