Form 10-Q
period 1996-03-31
BANKERS TRUST NEW YORK CORP
filed 1996-05-15
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1996
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1996: Common Stock, $1 par value, 79,496,062 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                         March 31, 1996 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended March 31, 1996 and 1995              2

            Consolidated Balance Sheet
              At March 31, 1996 and December 31, 1995                 3

            Consolidated Statement of Changes in Stockholders'
             Equity
              Three Months Ended March 31, 1996 and 1995              4

            Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1996 and 1995              5

            Consolidated Schedule of Net Interest Revenue
              Three Months Ended March 31, 1996 and 1995              6


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1995 Annual Report.


  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        7

PART II.  OTHER INFORMATION

  Item 4  Submission of Matters to a Vote of Security Holders        36

  Item 6. Exhibits and Reports on Form 8-K                           37

SIGNATURE                                                            38

PART I. FINANCIAL INFORMATION


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)



                                                                   Increase
THREE MONTHS ENDED MARCH 31,                       1996     1995  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $1,590   $1,353     $  237
  Interest expense                                1,377    1,171        206
Net interest revenue                                213      182         31
Provision for credit losses                           5       14         (9)
Net interest revenue after provision
 for credit losses                                  208      168         40
NONINTEREST REVENUE
  Trading                                           247      (78)       325
  Fiduciary & funds management                      183      171         12
  Corporate finance fees                             86       72         14
  Other fees & commissions                           87       73         14
  Net revenue from equity investment transactions    21       26         (5)
  Securities available for sale gains                15        2         13
  Insurance premiums                                 62       49         13
  Other                                              49       27         22
Total noninterest revenue                           750      342        408
NONINTEREST EXPENSES
  Salaries                                          201      208         (7)
  Incentive compensation & employee benefits        227      133         94
  Agency & other professional service fees           60       76        (16)
  Communication & data services                      46       47         (1)
  Occupancy, net                                     37       41         (4)
  Furniture & equipment                              41       42         (1)
  Travel & entertainment                             18       23         (5)
  Provision for policyholder benefits                72       56         16
  Other                                              59       58          1
  Provision for severance-related costs               -       50        (50)
Total noninterest expenses                          761      734         27
Income (loss) before income taxes                   197     (224)       421
Income taxes (benefit)                               59      (67)       126

NET INCOME (LOSS)                                $  138   $ (157)    $  295


NET INCOME (LOSS) APPLICABLE TO COMMON STOCK     $  123   $ (165)    $  288

Cash dividends declared per common share          $1.00    $1.00         $-

EARNINGS (LOSS) PER COMMON SHARE:
  PRIMARY                                         $1.52   $(2.11)     $3.63

  FULLY DILUTED                                   $1.51   $(2.11)     $3.62

Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)


                                                  March 31, December 31,
                                                      1996*        1995
ASSETS
Cash and due from banks                            $  1,181    $  2,337
Interest-bearing deposits with banks                  1,377       2,023
Federal funds sold                                    1,038         854
Securities purchased under resale
 agreements                                          15,670      13,206
Securities borrowed                                  15,390      10,951
Trading assets:
 Government securities                               18,345      20,704
 Corporate debt securities                            5,670       5,648
 Equity securities                                    6,024       5,098
 Swaps, options and other derivative contracts       10,330      10,555
 Other trading assets                                 5,136       5,888
Total trading assets                                 45,505      47,893
Securities available for sale                         6,880       6,283
Loans                                                13,088      12,633
Allowance for credit losses                            (987)       (992)
Accounts receivable and accrued interest              4,072       4,220
Other assets                                          4,930       4,594
Total                                              $108,144    $104,002

LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                 $  1,997    $  2,687
  Foreign offices                                       545         605
Interest-bearing deposits
  Domestic offices                                    5,824       5,402
  Foreign offices                                    14,190      17,014
Total deposits                                       22,556      25,708
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                              11,897      11,092
  Equity securities                                   3,918       3,262
  Other trading liabilities                             331         473
 Swaps, options and other derivative contracts       10,903      11,264
Total trading liabilities                            27,049      26,091
Securities sold under repurchase agreements          23,209      15,247
Other short-term borrowings                          12,493      15,761
Accounts payable and accrued expenses                 4,665       3,931
Other liabilities                                     2,742       2,736
Long-term debt                                       10,125       9,294
Total liabilities                                   102,839      98,768

PREFERRED STOCK OF SUBSIDIARY                           250         250

STOCKHOLDERS' EQUITY
Preferred stock                                         866         865
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84          84
Capital surplus                                       1,304       1,302
Retained earnings                                     3,351       3,316
Common stock in treasury, at cost:
 1995, 4,602,855 shares;
 1996, 4,277,569 shares                                (311)       (336)
Other stockholders' equity                             (239)       (247)
Total stockholders' equity                            5,055       4,984
Total                                              $108,144    $104,002

Certain prior period amounts have been reclassified to conform to the current presentation.
* Unaudited

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED March 31,                           1996        1995

PREFERRED STOCK
Balance, January 1                                   $  865      $  395
Preferred stock issued                                    1         244
Balance, March 31                                       866         639
COMMON STOCK
Balance, January 1 and March 31                          84          84
CAPITAL SURPLUS
Balance, January 1                                    1,302       1,317
Preferred stock issuance and conversion costs             -         (10)
Common stock distributed under employee
 benefit plans                                            2          (1)
Balance, March 31                                     1,304       1,306
RETAINED EARNINGS
Balance, January 1                                    3,316       3,494
Net income (loss)                                       138        (157)
Cash dividends declared
  Preferred stock                                       (15)         (7)
  Common stock                                          (79)        (78)
Treasury stock distributed under employee benefit plans  (9)         (9)
Balance, March 31                                     3,351       3,243
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (336)       (416)
Purchases of stock                                      (20)        (11)
Restricted stock granted, net                            23           7
Treasury stock distributed under employee benefit plans  22          27
Balance, March 31                                      (311)       (393)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                      233         160
Deferred stock awards granted, net                       66          10
Deferred stock distributed                               (1)        (15)
Balance, March 31                                       298         155
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (151)        (63)
Deferred stock awards granted, net                      (66)         (9)
Restricted stock granted, net                           (22)         (6)
Amortization of deferred compensation, net               41          11
Balance, March 31                                      (198)        (67)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (348)       (336)
Translation adjustments                                 (17)          3
Income taxes applicable to translation adjustments       16         (12)
Balance, March 31                                      (349)       (345)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                       19          69
Change in unrealized net gains, after applicable
 income taxes and minority interest                      (9)        (23)
Balance, March 31                                        10          46

TOTAL STOCKHOLDERS' EQUITY, MARCH 31                 $5,055      $4,668

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED MARCH 31,                          1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $   138     $  (157)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for credit losses                             5          14
  Provision for severance-related costs                   -          50
  Provision for policyholder benefits                    72          56
  Deferred income taxes                                  26          53
  Depreciation and amortization of premises
   and equipment                                         35          34
  Other, net                                            (15)        (34)
    Earnings adjusted for noncash charges and credits   261          16
Net change in:
  Trading assets                                      2,308      (4,980)
  Trading liabilities                                   700       8,896
  Receivables and payables from securities
   transactions                                          29       1,289
  Other operating assets and liabilities, net           666        (363)
Securities available for sale gains                     (15)         (2)
Net cash provided by operating activities             3,949       4,856
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                  624         332
  Federal funds sold                                   (184)        429
  Securities purchased under resale agreements       (2,337)     (8,225)
  Securities borrowed                                (4,439)     (1,510)
  Loans                                                (348)        679
Securities available for sale:
  Purchases                                          (1,568)       (439)
  Maturities and other redemptions                      892       1,049
  Sales                                                 135         914
Acquisitions of premises and equipment                  (54)        (50)
Other, net                                               11          37
Net cash used in investing activities                (7,268)     (6,784)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                           (3,250)        (61)
  Securities sold under repurchase agreements         8,025       3,028
  Other short-term borrowings                        (3,393)     (1,654)
Issuances of long-term debt                           1,050       1,007
Repayments of long-term debt                           (187)       (781)
Issuances of preferred stock                              -         100
Purchases of treasury stock                             (20)        (11)
Cash dividends paid                                     (94)        (85)
Other, net                                               15           7
Net cash provided by financing activities             2,146       1,550
Net effect of exchange rate changes on cash              17          (4)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS   (1,156)       (382)
Cash and due from banks, beginning of year            2,337       1,985
Cash and due from banks, end of period              $ 1,181     $ 1,603

Interest paid                                        $1,433        $808

Income taxes paid, net                                  $81         $29

Noncash investing activities                            $30         $25

Noncash financing activities:
  Conversion of debt to preferred stock                  $1        $144

Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                                   Increase
                                                   1996     1995  (Decrease)

INTEREST REVENUE
Interest-bearing deposits with banks             $   43   $   49       $ (6)
Federal funds sold                                   28       35         (7)
Securities purchased under resale agreements        194      147         47
Securities borrowed                                 225      172         53
Trading assets                                      772      616        156
Securities available for sale
  Taxable                                            90       89          1
  Exempt from federal income taxes                    7       16         (9)
Loans                                               231      229          2
Total interest revenue                            1,590    1,353        237
INTEREST EXPENSE
Deposits
  In domestic offices                                88       93         (5)
  In foreign offices                                247      241          6
Trading liabilities                                 326      213        113
Securities sold under repurchase agreements         308      236         72
Other short-term borrowings                         271      298        (27)
Long-term debt                                      137       90         47
Total interest expense                            1,377    1,171        206
NET INTEREST REVENUE                             $  213   $  182       $ 31

Certain prior period amounts have been reclassified to conform to the current presentation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $138 million for the quarter ended March 31, 1996, or $1.52 primary earnings per share. In the first quarter of 1995, the Corporation recorded a loss of $157 million, or $2.11 primary loss per share.


ORGANIZATIONAL UNIT ANALYSIS

Change in Functional Analysis

     In recent years a Business Function approach was used to analyze the principal components of the financial performance of the Corporation's businesses. As reported in the Corporation's 1995 Annual Report on Form 10-K, the Corporation has changed this financial analysis to reflect more closely its organizational structure. Presented on page 34 of this report, is net income by Business Functions compiled by utilizing the methods and assumptions that were relevant prior to the first quarter of 1996.


Organizational Units Results

     The following table analyzes net income (loss) by Organizational
Units:


Net Income (Loss) by Organizational Unit
                                                   First    First
                                                 Quarter  Quarter  Increase
(in millions)                                      1996     1995  (Decrease)
Investment Banking                                 $ 77    $  24       $ 53
Risk Management Products & Services                   1      (30)        31
Trading & Sales                                      24       11         13
Investment Management                                 1       (4)         5
Client Processing Services                           21       20          1
Australia/New Zealand                                24       22          2
Asia                                                  6       (3)         9
Latin America                                        19     (108)       127
Corporate (including unallocated overhead)          (35)     (89)        54
Net Income (Loss)                                  $138    $(157)      $295

Note: See page 32 for Organizational Unit definitions and assumptions

     The Investment Banking business produced net income of $77 million in the first quarter of 1996, compared with $24 million in the first quarter of the previous year. Higher revenue from corporate finance and private equity investments accounted for most of this increase.

     Risk Management Products & Services produced net income of $1 million in the first quarter of 1996, a significant improvement from the loss seen in the first quarter of 1995. This improvement was due to an increase in new business revenue as the Corporation continues its client-focused effort to restructure its Risk Management Products & Services business.

     Net income from the Trading & Sales business was up $13 million from the first quarter of 1995. Increased net income from arbitrage trading was partially offset by lower income from client-related foreign exchange activities.

     The Corporation's Investment Management business, which for reporting purposes does not include investment management activities in Australia/New Zealand, reported a small net income in the first quarter of 1996, a modest improvement from the first quarter of 1995. The Corporation has restructured this business and is implementing a development plan to improve results in the future.

     Client Processing Services produced $21 million of net income in the first quarter of 1996, consistent with the first quarter of 1995.

     Australia/New Zealand business net income was $24 million in the first quarter of 1996, up $2 million from the first quarter of 1995.

     Asia net income was $6 million in the first quarter of 1996, as compared with a $3 million loss in the first quarter of 1995. The increased income was primarily due to improved revenue in Thailand and Japan.

     Latin America net income was $19 million in the first quarter of 1996, due to strong trading results and improved revenue from the Corporation's Chilean insurance subsidiaries. The first quarter 1995 net loss was the result of certain client risk management and trading positions that were affected by extreme volatility and illiquidity in Latin American securities markets after the Mexican peso devaluation. These positions were resolved during the first half of 1995.

REVENUE

     The table below shows net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                                Three Months Ended
                                                       March 31,   Increase
                                                   1996     1995  (Decrease)
NET INTEREST REVENUE (in millions)
Book basis                                         $213     $182       $ 31
Tax equivalent adjustment                             4       15        (11)
Fully taxable basis                                $217     $197       $ 20

AVERAGE BALANCES (in millions)
Interest-earning assets                         $85,576  $78,228     $7,348
Interest-bearing liabilities                     82,912   75,642      7,270
Earning assets financed by
 noninterest-bearing funds                      $ 2,664  $ 2,586     $   78

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                   7.49%    7.09%       .40%
Cost of interest-bearing liabilities               6.68     6.28        .40
Interest rate spread                                .81      .81          -
Contribution of noninterest-bearing
 funds                                              .21      .21          -
Net interest margin                                1.02%    1.02%         -

     Net interest revenue for the first quarter of 1996 totaled $213 million, up $31 million, or 17 percent, from the first quarter of 1995.
The $31 million increase in net interest revenue was primarily due to a $29 million increase in trading-related net interest revenue, which totaled $30 million for the first quarter of 1996.

     The Firm's non-trading-related net interest revenue, considered to be historically a more stable component of overall net interest revenue, was $183 million in the first quarter of 1996, compared to $181 million for the comparable 1995 quarter.

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

     Combined trading revenue and trading-related net interest revenue for the first quarter of 1996 was $277 million, up $354 million from the $77 million loss reported in the first quarter of 1995.

     The table below quantifies the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.


                                                          Trading-
                                                          Related
                                                              Net
                                                 Trading Interest
(in millions)                                    Revenue  Revenue      Total
Quarter ended March 31, 1996
Interest rate risk                                $158     $ 52       $210
Foreign exchange risk                               17        -         17
Equity and commodity risk                           72      (22)        50
Total                                             $247     $ 30       $277

Quarter ended March 31, 1995
Interest rate risk                                $(57)    $ 18       $(39)
Foreign exchange risk                              (43)       -        (43)
Equity and commodity risk                           22      (17)         5
Total                                             $(78)    $  1       $(77)

     Interest Rate Risk - The increase in revenue was principally due to a rebound in the Firm's activities in Latin America as 1995 was characterized by heightened volatility in interest rates coupled with liquidity problems in the emerging markets of Latin America.

     Foreign Exchange Risk - Trading revenue improved compared to the same period last year due to increased stability in the foreign exchange markets. The first quarter of 1995 was affected by global volatility in foreign exchange markets during which the dollar fell to record lows against the yen and the mark.

     Equity and Commodity Risk - The improvement in revenue was principally due to a rebound in the Firm's equity related products in the Risk Management Products & Services, Trading & Sales and Investment Banking Organizational Units.

     Shown below is a comparison of the components of noninterest revenue (excluding trading).

                                                    Quarter Ended
                                                       March 31,   Increase
(in millions)                                      1996     1995  (Decrease)

Fiduciary & funds management revenue               $183     $171        $12
Corporate finance fees                               86       72         14
Other fees and commissions:
  Service charges on deposit accounts                15       19         (4)
  Transaction processing fees                        37       33          4
  Other                                              35       21         14
Total other fees & commissions                       87       73         14
Net revenue from equity investment
 transactions                                        21       26         (5)
Securities available for sale gains                  15        2         13
Insurance premiums                                   62       49         13
Other                                                49       27         22
Total noninterest revenue (excluding trading)      $503     $420        $83

     Fiduciary and funds management revenue totaled $183 million for the first quarter of 1996, up $12 million, or 7 percent, from the comparable period last year. The increase in revenue was due primarily to an increase in global private banking commissions and investment management revenue. These increases were attributable to a higher level of assets under management in the United States and Australian markets.

     Corporate finance fees of $86 million increased by $14 million, or 19 percent, from the same period last year. Higher revenue from securities underwriting fees and loan syndication fees was partially offset by lower revenue from merger and acquisition fees. Other fees and commissions totaled $87 million, an increase of $14 million, or 19 percent, compared with last year's first quarter.

     All other noninterest revenue totaled $147 million, up $43 million from the prior year's first quarter. Contributing to this increase were higher insurance premium revenue from operations in Chile and higher securities available for sale gains.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

    The provision for credit losses was $5 million for the first quarter of 1996, compared with $14 million in the prior year's first quarter. Net charge-offs for the first quarter were $10 million, compared with $21 million a year ago. The current quarter's net charge-offs included a leveraged derivative contract recovery of $9 million against the allowance for credit losses. For the first quarter of 1995, nonrefinancing country net charge-offs were $28 million and included net charge-offs of $8 million of real estate loans.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                                          Quarter Ended
                                                            March 31,
Allowance for credit losses                            1996        1995

Balance, beginning of period                           $992      $1,252
Net charge-offs
  Charge-offs                                            28          34
  Recoveries                                             18          13
Total net charge-offs*                                   10          21
Provision for credit losses                               5          14
Balance, end of period                                 $987      $1,245

*Components:
   Secured by real estate                              $  1         $ 6
   Real estate related                                    4           2
   Highly leveraged                                      20          20
   Other                                                (12)          -
   Refinancing country                                   (3)         (7)
Total                                                  $ 10         $21


     The allowance for credit losses, at $987 million at March 31, 1996, was down $5 million from its level at December 31, 1995. The allowance was equal to 138 percent, and 133 percent of total cash basis loans at March 31, 1996, and December 31, 1995, respectively. The Corporation believes that its allowance must be viewed in its entirety and therefore is available for potential credit losses in its entire portfolio, including loans, credit-related commitments, derivatives and other financial instruments.

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's entire portfolio.

     The recorded investment in loans that was considered to be impaired under SFAS 114 was $804 million and $844 million which consisted of total cash basis loans and renegotiated loans at March 31, 1996 and December 31, 1995, respectively. Included in these amounts were $423 million and $458 million of loans for which the related valuation allowance was $80 million and $90 million at these dates, respectively.

EXPENSES

     Total noninterest expenses of $761 million increased by $27 million, or 4 percent, from the first quarter of 1995. Incentive compensation and employee benefits expense increased $94 million, or 71 percent due to higher earnings. Salaries expense decreased $7 million, or 3 percent, from the first quarter of 1995, mostly due to a 2 percent decrease in the average number of employees. All other expenses totaled $333 million for the quarter, down $60 million, or 15 percent, from last year's first quarter. The first quarter of 1995 included a $50 million pre-tax provision for severance-related costs.



INCOME TAXES

     Income tax expense for the first quarter of 1996 amounted to $59 million, compared with an income tax benefit of $67 million for the first quarter of 1995. The effective tax rate was 30 percent for the current and prior year quarters.

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price if it is higher than the average market price. At no time during the three month period ended March 31, 1996 and 1995 did the Corporation have outstanding any securities which were convertible to the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):


                                                     Three Months Ended
                                                           March 31,
                                                       1996        1995

Net income (loss) applicable to common stock           $123       $(165)

Average number of common shares outstanding          77.495      78.346

Average common and common equivalent shares
 outstanding - primary (1)                           80.896      78.346

Average common and common equivalent shares
 outstanding assuming full dilution (1)              81.560      78.346

(1) Common stock equivalents are excluded from the first quarter 1995 as the effect would be anti-dilutive in calculating earnings per share.

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                          CONDENSED AVERAGE BALANCE SHEETS
                                                    (in millions)
                                                  1st Qtr 4th Qtr Increase
                                                   1996     1995 (Decrease)

ASSETS
  Interest-earning
    Interest-bearing deposits with banks       $  2,167 $  3,624    $(1,457)
    Federal funds sold                            1,992    2,387       (395)
    Securities purchased under resale
     agreements                                  15,798   15,167        631
    Securities borrowed                          16,194   13,817      2,377
    Trading assets                               30,393   31,926     (1,533)
    Securities available for sale
      Taxable                                     5,303    5,206         97
      Exempt from federal income taxes            1,335    1,365        (30)
        Total securities available for sale       6,638    6,571         67
  Loans
    In domestic offices                           7,000    7,199       (199)
    In foreign offices                            5,394    5,624       (230)
        Total loans                              12,394   12,823       (429)
    Total interest-earning assets                85,576   86,315       (739)
Noninterest-earning
  Cash and due from banks                         1,478    1,972       (494)
  Noninterest-earning trading assets             16,948   17,858       (910)
  All other assets                               10,667    9,736        931
  Allowance for credit losses                      (998)  (1,028)        30
Total                                          $113,671 $114,853    $(1,182)

LIABILITIES
  Interest-bearing
    Interest-bearing deposits
      In domestic offices                      $  5,928 $  5,788    $   140
      In foreign offices                         15,996   18,404     (2,408)
        Total interest-bearing deposits          21,924   24,192     (2,268)
    Trading liabilities                          11,939   12,599       (660)
    Securities sold under repurchase agreements  23,922   22,680      1,242
    Other short-term borrowings                  15,449   15,960       (511)
    Long-term debt                                9,678    8,904        774
      Total interest-bearing liabilities         82,912   84,335     (1,423)
  Noninterest-bearing
    Noninterest-bearing deposits                  3,347    3,606       (259)
    Noninterest-bearing trading liabilities      15,355   15,392        (37)
    All other liabilities                         6,779    6,240        539
      Total liabilities                         108,393  109,573     (1,180)

PREFERRED STOCK OF SUBSIDIARY                       250      250          -

STOCKHOLDERS' EQUITY
  Preferred stock                                   866      865          1
  Common stockholders' equity                     4,162    4,165         (3)
Total stockholders' equity                        5,028    5,030         (2)
Total                                          $113,671 $114,853    $(1,182)

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

     The Corporation's average total assets amounted to $113.7 billion for the first quarter of 1996, a decrease of $1.2 billion from the fourth quarter of 1995. Average interest-earning assets decreased $739 million, or 1 percent, and the proportion of interest-earning assets to total assets remained constant at 75 percent. The decrease in interest-earning assets was primarily due to decreases in trading assets (down $1.5 billion, or 5 percent) and interest-bearing deposits with banks (down $1.5 billion, or 40 percent) offset in part by an increase in securities borrowed (up $2.4 billion, or 17 percent). Interest-earning trading assets, as a percentage of average total assets decreased from 28 percent to 27 percent. Noninterest-earning trading assets decreased $910 million, or 5 percent from the fourth quarter of 1995.

     Average total liabilities decreased $1.2 billion, or 1 percent, from the fourth quarter of 1995. Within interest-earning liabilities a decrease in total interest-bearing deposits ($2.3 billion, or 9 percent) was offset in part by an increase in securities sold under repurchase agreements ($1.2 billion, or 5 percent). Total short term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities increased slightly from 46 to 47 percent.

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions):


                                                  March 31, December 31,
                                                      1996         1995

Fair value                                           $6,880      $6,283
Amortized cost                                        6,821       6,204
Excess of fair value over
 amortized cost (1)                                  $   59      $   79

(1) Components:
      Unrealized gains                                 $154       $ 182
      Unrealized losses                                 (95)       (103)
                                                       $ 59       $  79


                              Long-term Debt

     During the first quarter of 1996, the Corporation obtained $1.050 billion of cash proceeds from the issuances of long-term debt and repaid $187 million of long-term debt. The larger of these debt issuances were as follows (in millions):


                                                             Face Amount
Parent Company
Floating Rate Notes due 2001                                        $300
7 1/8% Subordinated Notes due 2006                                  $150


Bankers Trust Company
Bank Notes due February 1998 to January 2006                        $160
Equity Linked Notes due April 1996 to November 2003                 $238


BT Securities Corporation
Floating Rate Notes due 1999                                        $150


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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                           At  March 31,    Average During
                                               1996          1st Qtr. 1996
                                                 (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                        $ 15,148 $(14,113) $15,321  $(15,074)
Interest Rate Contracts
  Forwards                                   63      (61)      84       (87)
  Options purchased                         940             1,269
  Options written                                 (1,176)            (1,419)
Foreign Exchange Rate Contracts
  Spot and Forwards                       6,617   (7,876)   8,394    (9,882)
  Options purchased                       1,069             1,014
  Options written                                   (985)              (973)
Equity-related contracts                  1,990   (2,346)   2,058    (2,490)
Commodity-related and other contracts       563     (541)     525      (527)

Exchange-Traded Options
Interest Rate                                27       (2)      37       (13)
Equity                                      174      (64)     150       (69)
Total Gross Fair Values                  26,591  (27,164)  28,852   (30,534)
Impact of Netting Agreements            (16,261)  16,261  (18,257)   18,257

                                       $ 10,330(1)         10,595

                                                $(10,903)(1)       $(12,277)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                           At December 31,    Average During
                                                1995           4th Qtr.1995
                                                  (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                       $ 15,858  $(15,471) $ 16,260 $(14,960)
Interest Rate Contracts
  Forwards                                  83       (81)      127     (104)
  Options purchased                      1,426               1,299
  Options written                                 (1,312)            (1,729)
Foreign Exchange Rate Contracts
  Spot and Forwards                      7,931    (8,937)    9,473  (10,236)
  Options purchased                        999               1,213
  Options written                                   (941)            (1,148)
Equity-related contracts                 2,011    (2,359)    1,838   (2,093)
Commodity-related and other contracts      541      (531)      542     (468)

Exchange-Traded Options
Interest Rate                               33       (16)       32      (39)
Equity                                     137       (80)      158     (105)
Total Gross Fair Values                 29,019   (29,728)   30,942  (30,882)
Impact of Netting Agreements           (18,464)   18,464   (19,152)  19,152

                                      $ 10,555(1)            $ 11,790

                                                  $(11,264)(1)     $(11,730)

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

     Total net end-user derivative unrealized gains were $53 million, and $212 million at March 31, 1996 and December 31, 1995, respectively. The $159 million decrease during the first quarter of 1996 was primarily due to increases in foreign interest rates.

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



                                             Other         Net invest-
                                            short-           ments in
               Securities        Interest-  term     Long-   foreign
(in millions)   available  Other  bearing  borrow-    term    subsi-
March 31, 1996   for sale assets deposits   ings      debt    diaries  Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain  $  -     $-     $ 61      $ 1     $167      $-    $ 229
   Unrealized (Loss)   -      -      (27)      (7)    (57)       -      (91)
  Pay Variable Net     -      -       34       (6)     110       -      138
  Pay Fixed
   Unrealized Gain     4      -       16        -       36       -       56
   Unrealized (Loss) (59)     -      (55)      (1)    (26)       -     (141)
  Pay Fixed Net      (55)     -      (39)      (1)      10       -      (85)
  Total Unrealized
   Gain                4      -       77        1      203       -      285
  Total Unrealized
   (Loss)            (59)     -      (82)      (8)    (83)       -     (232)
  Total Net         $(55)    $-     $ (5)     $(7)    $120      $-    $  53

Forward Rate Agreements
  Unrealized Gain     $-     $-       $-       $-       $-      $-       $-
  Unrealized (Loss)    -      -        -        -        -       -        -
  Net                 $-     $-       $-       $-       $-      $-       $-

Currency Swaps and Forwards
  Unrealized Gain     $-     $-      $18       $1     $ 44    $ 24     $ 87
  Unrealized (Loss)    -      -       (2)       -     (41)     (33)     (76)
  Net                 $-     $-      $16       $1     $  3    $ (9)    $ 11

Other Contracts (1)
  Unrealized Gain    $ -    $ -       $-       $-       $-      $-     $  -
  Unrealized (Loss)   (5)    (6)       -        -        -       -      (11)
  Net                $(5)   $(6)      $-       $-       $-      $-     $(11)

Total Unrealized
 Gain               $  4    $ -     $ 95      $ 2    $ 247    $ 24    $ 372
Total Unrealized
 (Loss)              (64)    (6)     (84)      (8)   (124)     (33)    (319)
Total Net           $(60)   $(6)    $ 11      $(6)   $ 123    $ (9)   $  53

(1) Other contracts are principally equity swaps and collars.


                                               Other       Net invest-
                                             short-          ments in
               Securities        Interest-    term   Long-    foreign
(in millions)   available  Other  bearing   borrow-   term     subsi-
December 31, 1995 for sale assets deposits       ings  debt  diaries    Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain  $  -     $-     $132      $ 4     $339      $-    $ 475
   Unrealized (Loss)   -      -      (12)      (1)    (24)       -      (37)
  Pay Variable Net     -      -      120        3      315       -      438
  Pay Fixed
   Unrealized Gain     -      -       11        -       14       -       25
   Unrealized (Loss) (88)     -      (82)      (1)    (21)       -     (192)
  Pay Fixed Net      (88)     -      (71)      (1)     (7)       -     (167)
  Total Unrealized
   Gain                -      -      143        4      353       -      500
  Total Unrealized
   (Loss)            (88)     -      (94)      (2)    (45)       -     (229)
  Total Net         $(88)    $-    $  49      $ 2     $308      $-    $ 271

Forward Rate Agreements
  Unrealized Gain     $-     $-      $ 1       $-       $-      $-      $ 1
  Unrealized (Loss)    -      -       (1)       -        -       -       (1)
  Net                 $-     $-      $ -       $-       $-      $-      $ -

Currency Swaps and Forwards
  Unrealized Gain     $-     $1     $ 17      $ -     $ 20    $ 14     $ 52
  Unrealized (Loss)    -      -      (12)      (1)    (48)     (30)     (91)
  Net                 $-     $1     $  5      $(1)   $(28)    $(16)    $(39)

Other Contracts (1)
  Unrealized Gain    $ -   $  1       $-       $-       $-      $-     $  1
  Unrealized (Loss)   (5)   (16)       -        -        -       -      (21)
  Net                $(5)  $(15)      $-       $-       $-      $-     $(20)

Total Unrealized
 Gain               $  -   $  2    $ 161      $ 4     $373    $ 14    $ 554
Total Unrealized
 (Loss)              (93)   (16)    (107)      (3)    (93)     (30)    (342)
Total Net           $(93)  $(14)   $  54      $ 1     $280    $(16)   $ 212

(1) Other contracts are principally equity swaps and collars.

     For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and weighted average pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):

At March 31, 1996
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1996            $23,456    5.70%    5.33% $ 6,768    5.80%    6.13% $30,224

1997-1998        10,183    5.70     5.48    3,845     5.05    5.77   14,028

1999-2000         3,479    6.43     6.02    1,240     3.46    4.77    4,719

2001 and
 thereafter       4,347    6.48     5.50      668     5.51    7.27    5,015
Total           $41,465                   $12,521                   $53,986

All rates were those in effect at March 31, 1996. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



At December 31, 1995
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1996            $30,770    5.97%    5.87% $ 8,742    6.00%    6.21% $39,512

1997-1998         6,558    5.99     5.84    3,657     5.33    5.76   10,215

1999-2000         3,448    6.57     6.34    1,373     3.86    4.99    4,821

2001 and
 thereafter       3,927    6.64     5.93      629     5.91    7.34    4,556
Total           $44,703                   $14,401                   $59,104

All rates were those in effect at December 31, 1995. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

REGULATORY CAPITAL

     The Federal Reserve Board's ("FRB") capital adequacy guidelines mandate that minimum capital ratios be maintained by bank holding companies and their bank subsidiaries. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") mandated the establishment of capital tiers for banks based on these ratios. The Corporation's 1995 Annual Report on Form 10-K, on page 42, provides a detailed discussion of these guidelines and regulations.

     Based on their respective regulatory capital ratios as of March 31, 1996, both Bankers Trust Company ("BTCo") and Bankers Trust (Delaware) are well capitalized, as defined in the regulations issued by the FRB and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     The table below presents the regulatory capital ratios of Bankers Trust New York Corporation ("Corporation") and BTCo at March 31, 1996 and December 31, 1995, along with the FRB's minimum regulatory guidelines. All of these regulatory capital ratios excluded any impact from the adoption of SFAS 115.

                                                                        FRB
                                                                    Minimum
                                           March 31, December 31, Regulatory
                                                1996         1995 Guidelines
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                               8.20%        8.51%       4.0%
  Total Capital                               13.41%       13.90%       8.0%
Leverage Ratio                                 5.28%        5.12%       3.0%

BTCo
Risk-Based Ratios
  Tier 1 Capital                               9.39%        9.47%       4.0%
  Total Capital                               12.58%       12.78%       8.0%
Leverage Ratio                                 5.49%        5.14%       3.0%


     The following were the essential components of the Corporation's and BTCo's risk-based capital ratios (in millions):

                                                  March 31, December 31,
                                                       1996        1995

Corporation
Tier 1 Capital                                        $4,518      $4,512
Tier 2 Capital                                         2,867       2,858
Total Capital                                         $7,385      $7,370

Total risk-weighted assets                           $55,073     $53,021

                                                   March 31,December 31,
                                                        1996        1995

BTCo
Tier 1 Capital                                        $4,585      $4,394
Tier 2 Capital                                         1,554       1,532
Total Capital                                         $6,139      $5,926

Total risk-weighted assets                           $48,811     $46,389

     Comparing March 31, 1996 to December 31, 1995, the Corporation's Tier 1 Capital and Total Capital ratios declined by 31 basis points and 49 basis points, respectively, as a result of the increase in total risk-weighted assets. The Corporation's total risk-weighted assets at March 31, 1996 were $2.052 billion higher than at year-end 1995. The Leverage Ratio increased by 16 basis points at March 31, 1996 primarily as a result of a decrease in average total assets during the first quarter. These factors were also the causes for the variances in BTCo's Capital and Leverage ratios.


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

     Most of the Corporation's assets are highly liquid and of high credit quality. The Corporation maintains excess liquidity through its base of liquid assets. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading assets are marked to market daily and primarily consist of U.S. government and agency securities, state and municipal securities, foreign government obligations, and money market instruments. The Corporation's liquid assets amounted to $87.0 billion as of March 31, 1996, and $83.5 billion as of December 31, 1995, both of which equaled 80 percent of gross total assets.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 5.

     Cash and due from banks decreased by $1.2 billion during the first quarter of 1996, as the net cash used in investing activities exceeded the sum of the net cash provided by operating and financing activities. The $7.3 billion of net cash used in investing activities was primarily the result of cash outflows from the net change in securities borrowed($4.4 billion), securities purchased under resale agreements ($2.3 billion) and purchases of securities available for sale ($1.6 billion). This was partially offset by cash inflows from maturities and other redemptions of securities available for sale ($892 million). The $3.9 billion of net cash provided by operating activities primarily resulted from a $3.0 billion net change in trading assets and trading liabilities. The $2.1 billion of net cash provided by financing activities was primarily the result of an increase in the net change in securities sold under repurchase agreements ($8.0 billion) and the proceeds from the issuance of long term debt ($1.1 billion), offset in part by cash outflows from a $3.4 billion net change in other short term borrowing and a $3.3 billion net change in deposits.

     Cash and due from banks decreased $382 million during the first quarter of 1995, as the net cash used in investing activities exceeded the sum of net cash provided by operating and financing activities. The $6.8 billion of net cash used in investing activities was largely the result of cash outflows from net changes in securities purchased under resale agreements ($8.2 billion) and securities borrowed ($1.5 billion). These factors were partially offset by cash inflows from sales, maturities and other redemptions of securities available for sale ($2.0 billion). The $4.9 billion of net cash provided by operating activities primarily resulted from a $3.9 billion net change in trading assets and liabilities as well as a $1.3 billion net change in receivables and payables from securities transactions. Within the financing activities category, cash inflows from the net changes in securities sold under repurchase agreements ($3.0 billion), as well as from the issuance of long-term debt ($1.0 billion) were offset in part by cash outflows from the net changes in other short-term borrowings ($1.7 billion) and repayments of long-term debt ($781 million).

                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at March 31, 1996 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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


By Repricing Interval                                           Non-
                                                            interest-
                               Within    1 - 5      After   bearing
(in billions) March 31, 1996   1 year     years   5 years     funds    Total
Assets                        $ 76.0     $ 2.4     $ 3.8    $ 25.9  $ 108.1
Liabilities, preferred stock
 of subsidiary and preferred
 stock                         (72.0)     (4.1)     (3.0)    (24.8)  (103.9)
Common stockholders' equity       -         -         -       (4.2)    (4.2)
Effect of off-balance sheet
 hedging instruments            (5.6)      3.2       2.4         -        -
Interest rate sensitivity gap $ (1.6)    $ 1.5     $ 3.2    $ (3.1) $     -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                   March 31,December 31,
                                                       1996        1995
CASH BASIS LOANS
  Domestic
    Commercial and industrial                          $253        $263
    Secured by real estate                              286         297
    Financial institutions                               10          10
Total domestic                                          549         570
  International
    Commercial and industrial                            96         106
    Secured by real estate                               65          65
    Financial institutions                                5           3
Total international                                     166         174
Total cash basis loans                                 $715        $744

Ratio of cash basis loans to total loans                5.5%        5.9%

Ratio of allowance for credit losses to cash
 basis loans                                            138%        133%

RENEGOTIATED LOANS
Secured by real estate                                  $89        $ 88
Other                                                     -          12
Total renegotiated loans                                $89        $100

OTHER REAL ESTATE                                      $257        $259

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                      $66         $66
Other                                                     1           1
Total other nonperforming assets                        $67         $67

Loans 90 days or more past due and still
 accruing interest                                       $-         $26

     An analysis of the changes in the Corporation's total cash basis loans during the first quarter of 1996 follows (in millions).

Balance, December 31, 1995                                       $ 744
Net transfers to cash basis loans                                   25
Net paydowns                                                       (21)
Charge-offs                                                        (28)
Transfers to other real estate                                      (4)
Other                                                               (1)
Balance, March 31, 1996                                          $ 715


     The Corporation's total cash basis loans amounted to $715 million at March 31, 1996, down $29 million, or 4 percent, from December 31, 1995.

     This reduction was primarily the result of decreases in highly leveraged loans ($21 million), loans secured by real estate ($11 million) and other cash basis loans ($5 million) partially offset by an increase in real estate related loans ($8 million). Also within cash basis loans, loans secured by real estate were $351 million and $362 million at March 31, 1996 and December 31, 1995, respectively. Commercial and industrial loans to highly leveraged borrowers were $132 million and $153 million at March 31, 1996 and December 31, 1995, respectively. Within cash basis loans, leveraged derivative contracts were $107 million and $104 million at March 31, 1996 and December 31, 1995, respectively. Based on an analysis of the potential outcome of outstanding issues relating to leveraged derivative transactions, management continues to believe that the expected financial impact should be covered by existing reserves.

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

                                                        Three Months Ended
                                                              March 31,
(in millions)                                           1996        1995
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                        $14         $14
  Less, interest, net of reversals, recognized
   in interest revenue                                     1           1
Reduction of interest revenue                             13          13
International Loans
  Gross amount of interest that would have
   been recorded at original rate                          3           6
  Less, interest, net of reversals, recognized
   in interest revenue                                     -           -
Reduction of interest revenue                              3           6
Total reduction of interest revenue                      $16         $19


HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow are generally based on the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1995 Annual Report on Form 10-K, on page 57, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                   March 31, December 31,
(in millions)                                           1996        1995
Loans
  Senior debt                                         $1,053      $1,105
  Subordinated debt                                       76          68
Total loans                                           $1,129      $1,173

Unfunded commitments
  Commitments to lend                                   $367        $539
  Letters of credit                                      220         263
Total unfunded commitments                              $587        $802

Equity investments                                      $666        $648

Commitments to invest                                   $493        $289

     The Corporation's outstanding loans were to 93 separate borrowers in 36 separate industry groups at March 31, 1996, compared to 97 separate borrowers in 38 separate industry groups at December 31, 1995. The industrial machinery group at 16 percent and the wholesale and retail food group at 11 percent were the only industry concentrations which exceeded 10 percent of total HLT loans outstanding at March 31, 1996.

     In addition to the amounts shown in the table above, at March 31, 1996, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $1.715 billion (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first quarter of 1996, the Corporation originated $1.4 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at March 31, 1996 was less than $13 million. However, at March 31, 1996, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 7 separate highly leveraged borrowers.

     At March 31, 1996, $132 million of the HLT loan portfolio was on a cash basis. In addition, $6 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $20 million of HLT loans were recorded in the first quarter of 1996. In addition, the Corporation recorded a net gain of $20 million in connection with the sales and/or write-offs of its equity investments in highly leveraged companies during the first quarter of 1996.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $25 million during the first quarter of 1996 and that as of March 31, 1996, approximately $17 million of fees were deferred and will be recognized as future revenue.

Organizational Unit Definitions and Assumptions

     The Corporation delivers a wide range of financial products and services worldwide principally through eight broad Organizational Units. Five units are organized around specific products and services: Investment Banking, Risk Management Products & Services, Trading & Sales, Investment Management, and Client Processing Services. Three additional units are organized to deliver these same types of financial products and services with the unique local expertise necessary to operate successfully in Australia/New Zealand, Asia and Latin America. The Units are described below:

       Investment Banking: Delivers the Firm's full range of financing, advisory and research products and services to corporate, financial institution and investor clients. Services include the underwriting, distribution and trading of public equity and debt (both investment grade and high-yield), private placements and structured finance, as well as merger and acquisition advisory services. The unit is responsible for the Firm's private equity investments. The Corporation's Asset-Based Lending activities, although managed separately, are included in Investment Banking for reporting purposes.

       Risk Management Products & Services: Assists clients in the management of their financial and economic risk. Products and services include interest rate, currency, equity, commodity and credit derivatives, as well as risk management advisory services. This business also manages the Corporation's risk associated with client derivative transactions.

       Trading & Sales: Provides financial products and services to the Corporation's clients and enters into securities, currency, commodity, derivatives and funding transactions on a proprietary basis. The unit is responsible for funding the Corporation worldwide, including capital and liquidity management.

       Investment Management: Manages investments for pension funds, corporations and other institutional investors worldwide (the Australian funds management business is reported in the results of Australia/New Zealand). Services provided include management of equities, fixed income securities and other financial instruments in many of the world's major financial markets. The Corporation's Private Banking activities, although managed separately, are included in Investment Management for reporting purposes.

       Client Processing Services: Gathers, moves and manages assets for institutional clients throughout the world. This unit delivers the Corporation's processing, fiduciary and trust services, such as cash management, custody and clearance, and deposit and credit services, to corporations, financial institutions and governments and their agencies around the world. It also provides retirement services, including recordkeeping and administrative services and portfolio measurement to sponsors of U.S. defined benefit and defined contribution plans.

  Geographically-Based Businesses:

    Australia/New Zealand - Provides funds management and corporate finance, and financial markets services to local and international clients, and trades for its own account in related markets.

    Asia - Provides advisory and corporate finance services to financial institutions, governments and both state-owned and privatized businesses. In addition, it engages in arbitrage trading and equity investments.

    Latin America - Engages in trading and distribution, organization and underwriting of corporate finance securities, mergers and acquisitions services and private equity investments. In addition, this organizational unit, through its Chilean insurance subsidiaries, underwrites pension-related life and disability insurance and sells pension-related life annuities.

     Corporate Unit include the unallocated costs of corporate staff together with the notional interest income on the Corporation's capital accounts. The Corporate unit also includes a residual portion of the Firm's loans to clients not booked in the business units. In addition to the provision for credit losses there are also various special charges and reserves reflected within Corporate such as the previously disclosed severance charge taken in the first quarter of 1995.

     Organizational Unit business results are determined based on the Corporation's internal management accounting process which allocates revenue and expenses among the Organizational Units. Because the Corporation's business is complex in nature and its operations are integrated, it is impractical to segregate respective contributions of the Organizational Units with precision. As a result, estimates and subjective judgments have been made to apportion revenue and expense items. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way the management views its business and is not necessarily comparable with similar information disclosed by other financial institutions. In order to provide comparability from one period to the next, the Corporation will restate this analysis to conform with material changes in the allocation process and/or significant changes in organizational structure.

Business Functions Profitability


                                                   First    First
                                                 Quarter  Quarter  Increase
(in millions)                                      1996     1995  (Decrease)

Client Finance                                     $ 34    $  14       $ 20
Client Advisory                                      22       20          2
Client Financial Risk Management                      9     (122)       131
Client Transaction Processing                        14        8          6
Trading and Positioning                              76      (36)       112
Unallocated                                         (17)     (41)        24
Income (Loss)                                      $138    $(157)      $295

ADOPTION OF EMPLOYEE BENEFIT PLAN

     In the first quarter of 1996, the Corporation implemented a new key employee benefit plan called the Partnership for One-hundred Plan (the "Plan"), a copy of which is filed as Exhibit 10(iii)(A)(2) to this Report. Holders of plan units will be entitled to cash payments based on increases on the Corporation's common stock above $75 per share, with a maximum payout of $100 per unit at a share price of $100. The units vest in the last three years of a five year period unless the Corporation's common stock price reaches $100, in which case the units vest and become payable immediately. To date, 1,800,000 units of the 2,000,000 authorized under the Plan have been issued.




RECENT DEVELOPMENTS


     On May 9, 1996, the Corporation and Procter & Gamble reached an agreement settling the two year old dispute between the two companies involving two derivatives transactions. The financial impact of the settlement will be covered by existing reserves, and the settlement will have no impact on the Corporation's results of operations.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Stockholders was held on April 16, 1996.

  (b) Each of the persons named in the Proxy Statement as a nominee for Directors was elected.

  (c) The following are the voting results on each of the matters which were submitted to the stockholders:

                                                         Withheld
                                                             or    Broker
                                       For      Against  Abstain   Non-Votes

Election of Directors
George B. Beitzel                  70,107,922           1,448,050
Phillip A. Griffiths               70,115,223           1,440,749
William R. Howell                  70,113,334           1,442,638
Jon M. Huntsman                    70,129,201           1,426,771
Vernon E. Jordan, Jr.              69,984,166           1,571,806
Hamish Maxwell                     70,096,146           1,459,826
Frank N. Newman                    70,119,789           1,436,183
N. J. Nicholas Jr.                 70,125,065           1,430,907
Russell E. Palmer                  70,100,878           1,455,094
Patricia C. Stewart                70,086,285           1,469,687
George J. Vojta                    70,085,557           1,470,415

Resolutions
 . To ratify the appointment of
  Ernst & Young LLP as indepen-
  dent auditor for 1996.           71,266,585   177,316   112,071

 . To prescribe certain methods
  for conducting the activities
  of the Corporation's political
  action committee.                 1,801,131 54,856,277 3,181,662 11,716,902

 . To provide for cumulative
  voting in the election of
  directors.                       16,812,958 42,035,855   990,258 11,716,901

 . To report the Corporation's
  structural adjustment programs
  being undertaken in less
  developed countries and analyze
  the programs' impact on the
  Corporation's loans to those
  countries.                          963,359 56,424,059 2,451,661 11,716,893

     The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated March 20, 1996 previously filed with the Commission and incorporated herein by reference.

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

          (10) Material Contracts

                 iii(A) Management Contracts and Compensation Plans

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed three reports on Form 8-K during the quarter ended March 31, 1996.

         - The report dated January 11, 1996 filed the Corporation's Press Release dated January 11, 1996 which announced that Richard H. Daniel joined Bankers Trust New York Corporation and Bankers Trust Company as Chief Financial Officer.

         - The report dated January 18, 1996 filed the Corporation's Press Release dated January 18, 1996, which announced earnings for the quarter and year ended December 31, 1995.

         - The report dated March 19, 1996 filed an underwriting agreement covering the issuance and sale by Bankers Trust New York Corporation of 7 1/8% Subordinated Notes due 2006 and various other exhibits related to the issuance.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1996.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: GEOFFREY M. FLETCHER
                                       Geoffrey M. Fletcher
                                       Senior Vice President and
                                       Principal Accounting Officer











                    BANKERS TRUST NEW YORK CORPORATION
                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1996

                               EXHIBIT INDEX




 (4) Instruments Defining the Rights of Security
      Holders, Including Indentures

       (v) -   Long-Term Debt Indentures                          (a)

(10) Material Contracts

       iii (a) Management Contracts and Compensation Plans

               (1)  Employment Contract for Richard H. Daniel
               (2)  Partnership for One-hundred Plan
                     Plan Document

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