Form 10-Q
period 1996-06-30
BANKERS TRUST NEW YORK CORP
filed 1996-08-15
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1996: Common Stock, $1 par value, 80,268,808 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                          June 30, 1996 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended June 30, 1996 and 1995               2
              Six Months Ended June 30, 1996 and 1995                 3

            Consolidated Balance Sheet
              At June 30, 1996 and December 31, 1995                  4

            Consolidated Statement of Changes in Stockholders'
             Equity
               Six Months Ended June 30, 1996 and 1995                5

            Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1996 and 1995                 6

            Consolidated Schedule of Net Interest Revenue
              Three Months and Six Months Ended
               June 30, 1996 and 1995                                 7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1995 Annual Report as supplemented by the first quarter 1996 Form 10-Q.


  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                           34

SIGNATURE                                                            35

PART I. FINANCIAL INFORMATION


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)



                                                                   Increase
THREE MONTHS ENDED JUNE 30,                        1996     1995  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $1,459   $1,520       $(61)
  Interest expense                                1,216    1,298        (82)
Net interest revenue                                243      222         21
Provision for credit losses                           -        -          -
Net interest revenue after provision
 for credit losses                                  243      222         21
NONINTEREST REVENUE
  Trading                                           146       79         67
  Fiduciary & funds management                      198      166         32
  Corporate finance fees                            136      127          9
  Other fees & commissions                           82       84         (2)
  Net revenue from equity investment transactions    72       13         59
  Securities available for sale gains                25       17          8
  Insurance premiums                                 63       63          -
  Other                                              76       38         38
Total noninterest revenue                           798      587        211
NONINTEREST EXPENSES
  Salaries                                          202      194          8
  Incentive compensation & employee benefits        235      135        100
  Agency & other professional service fees           98       68         30
  Communication & data services                      47       48         (1)
  Occupancy, net                                     36       38         (2)
  Furniture & equipment                              41       40          1
  Travel & entertainment                             24       24          -
  Provision for policyholder benefits                78       71          7
  Other                                              64       60          4
Total noninterest expenses                          825      678        147
Income before income taxes                          216      131         85
Income taxes                                         65       40         25

NET INCOME                                       $  151   $   91       $ 60


NET INCOME APPLICABLE TO COMMON STOCK            $  137   $   79       $ 58

Cash dividends declared per common share          $1.00    $1.00         $-

EARNINGS PER COMMON SHARE:
  PRIMARY                                         $1.67     $.98       $.69

  FULLY DILUTED                                   $1.66     $.98       $.68

Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)



                                                                   Increase
SIX MONTHS ENDED JUNE 30,                           1996     1995 (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $3,049   $2,873       $176
  Interest expense                                2,593    2,469        124
Net interest revenue                                456      404         52
Provision for credit losses                           5       14         (9)
Net interest revenue after provision
 for credit losses                                  451      390         61
NONINTEREST REVENUE
  Trading                                           393        1        392
  Fiduciary & funds management                      381      337         44
  Corporate finance fees                            222      199         23
  Other fees & commissions                          169      157         12
  Net revenue from equity investment transactions    93       39         54
  Securities available for sale gains                40       19         21
  Insurance premiums                                125      112         13
  Other                                             125       65         60
Total noninterest revenue                         1,548      929        619
NONINTEREST EXPENSES
  Salaries                                          403      402          1
  Incentive compensation & employee benefits        462      268        194
  Agency & other professional service fees          158      144         14
  Communication & data services                      93       95         (2)
  Occupancy, net                                     73       79         (6)
  Furniture & equipment                              82       82          -
  Travel & entertainment                             42       47         (5)
  Provision for policyholder benefits               150      127         23
  Other                                             123      118          5
  Provision for severance-related costs               -       50        (50)
Total noninterest expenses                        1,586    1,412        174
Income (loss) before income taxes                   413      (93)       506
Income taxes (benefit)                              124      (27)       151

NET INCOME (LOSS)                                $  289   $  (66)      $355


NET INCOME (LOSS) APPLICABLE TO COMMON STOCK     $  260   $  (86)      $346

Cash dividends declared per common share          $2.00    $2.00         $-

EARNINGS (LOSS) PER COMMON SHARE:
  PRIMARY                                         $3.19   $(1.10)     $4.29

  FULLY DILUTED                                   $3.17   $(1.10)     $4.27

Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)


                                                   June 30, December 31,
                                                      1996*       1995
ASSETS
Cash and due from banks                            $  1,663    $  2,337
Interest-bearing deposits with banks                  2,065       2,023
Federal funds sold                                      365         854
Securities purchased under resale
 agreements                                          25,420      13,206
Securities borrowed                                  13,373      10,951
Trading assets:
 Government securities                               14,565      20,704
 Corporate debt securities                            7,637       5,648
 Equity securities                                    6,869       5,098
 Swaps, options and other derivatives                 9,486      10,555
 Other trading assets                                 5,218       5,888
Total trading assets                                 43,775      47,893
Securities available for sale                         6,851       6,283
Loans                                                14,249      12,633
Allowance for credit losses                            (972)       (992)
Accounts receivable and accrued interest              2,841       4,220
Other assets                                          4,971       4,594
Total                                              $114,601    $104,002

LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                 $  3,327    $  2,687
  Foreign offices                                       488         605
Interest-bearing deposits
  Domestic offices                                    6,091       5,402
  Foreign offices                                    15,387      17,014
Total deposits                                       25,293      25,708
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                              10,918      11,092
  Equity securities                                   4,655       3,262
  Other trading liabilities                             377         473
 Swaps, options and other derivatives                10,333      11,264
Total trading liabilities                            26,283      26,091
Securities sold under repurchase agreements          24,050      15,247
Other short-term borrowings                          15,755      15,761
Accounts payable and accrued expenses                 4,531       3,931
Other liabilities                                     2,563       2,736
Long-term debt                                       10,709       9,294
Total liabilities                                   109,184      98,768

PREFERRED STOCK OF SUBSIDIARY                           250         250

STOCKHOLDERS' EQUITY
Preferred stock                                         866         865
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84          84
Capital surplus                                       1,308       1,302
Retained earnings                                     3,393       3,316
Common stock in treasury, at cost:
 1996, 3,758,059 shares;
 1995, 4,602,855 shares                                (273)       (336)
Other stockholders' equity                             (211)       (247)
Total stockholders' equity                            5,167       4,984
Total                                              $114,601    $104,002

Certain prior period amounts have been reclassified to conform to the current presentation.
* Unaudited

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                              1996        1995

PREFERRED STOCK
Balance, January 1                                   $  865      $  395
Preferred stock issued                                    1         468
Balance, June 30                                        866         863
COMMON STOCK
Balance, January 1 and June 30                           84          84
CAPITAL SURPLUS
Balance, January 1                                    1,302       1,317
Preferred stock issuance and conversion costs             -         (16)
Common stock distributed under employee
 benefit plans                                            6          (1)
Balance, June 30                                      1,308       1,300
RETAINED EARNINGS
Balance, January 1                                    3,316       3,494
Net income (loss)                                       289         (66)
Cash dividends declared
  Preferred stock                                       (29)        (18)
  Common stock                                         (159)       (157)
Treasury stock distributed under employee benefit plans (24)        (13)
Balance, June 30                                      3,393       3,240
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (336)       (416)
Purchases of stock                                      (38)        (13)
Restricted stock granted, net                            19           4
Treasury stock distributed under employee benefit plans  82          34
Balance, June 30                                       (273)       (391)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                      233         160
Deferred stock awards granted, net                       63          31
Deferred stock distributed                               (1)        (16)
Balance, June 30                                        295         175
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (151)        (63)
Deferred stock awards granted, net                      (62)        (22)
Restricted stock granted, net                           (19)         (2)
Amortization of deferred compensation, net               82          19
Balance, June 30                                       (150)        (68)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (348)       (336)
Translation adjustments                                 (27)         13
Income taxes applicable to translation adjustments       18         (24)
Balance, June 30                                       (357)       (347)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                       19          69
Change in unrealized net gains, after applicable
 income taxes and minority interest                     (18)        (36)
Balance, June 30                                          1          33

TOTAL STOCKHOLDERS' EQUITY, JUNE 30                  $5,167      $4,889

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                             1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $   289      $  (66)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Provision for credit losses                             5          14
  Provision for severance-related costs                   -          50
  Provision for policyholder benefits                   150         127
  Deferred income taxes                                 100         (33)
  Depreciation and amortization of premises
   and equipment                                         71          67
  Other, net                                            (56)        (45)
    Earnings adjusted for noncash charges and credits   559         114
Net change in:
  Trading assets                                      3,776      (3,874)
  Trading liabilities                                  (248)      7,914
  Receivables and payables from securities
   transactions                                       1,287         126
  Other operating assets and liabilities, net           410        (759)
Securities available for sale gains                     (40)        (19)
Net cash provided by operating activities             5,744       3,502
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                  (79)      1,903
  Federal funds sold                                    489       2,306
  Securities purchased under resale agreements      (11,972)     (8,637)
  Securities borrowed                                (2,422)        289
  Loans                                              (1,504)        960
Securities available for sale:
  Purchases                                          (2,918)     (1,621)
  Maturities and other redemptions                    1,823       1,687
  Sales                                                 260       1,163
Acquisitions of premises and equipment                  (86)        (73)
Other, net                                              106         (64)
Net cash used in investing activities               (16,303)     (2,087)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                             (517)     (2,135)
  Securities sold under repurchase agreements         9,024       3,240
  Other short-term borrowings                          (126)     (3,990)
Issuances of long-term debt                           2,018       2,196
Repayments of long-term debt                           (363)     (1,000)
Issuances of preferred stock                              -         221
Purchases of treasury stock                             (38)        (13)
Cash dividends paid                                    (188)       (174)
Other, net                                               63          11
Net cash provided by (used in) financing activities   9,873      (1,644)
Net effect of exchange rate changes on cash              12         (17)
NET DECREASE IN CASH AND DUE FROM BANKS                (674)       (246)
Cash and due from banks, beginning of year            2,337       1,985
Cash and due from banks, end of period             $  1,663     $ 1,739

Interest paid                                        $2,624      $2,310

Income taxes paid, net                                 $133        $182

Noncash investing activities                            $50         $41

Noncash financing activities:
  Conversion of debt to preferred stock                  $1        $243

Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)


                                         Three Months Ended  Six Months Ended
                                               June 30,          June 30,
                                           1996      1995      1996     1995

INTEREST REVENUE
Interest-bearing deposits with banks     $   40    $   60    $   83   $  109
Federal funds sold                           31        21        59       56
Securities purchased under
 resale agreements                          275       211       469      358
Securities borrowed                         241       198       466      370
Trading assets                              517       714     1,289    1,330
Securities available for sale
  Taxable                                   110        81       200      170
  Exempt from federal income taxes            5        15        12       31
Loans                                       240       220       471      449
Total interest revenue                    1,459     1,520     3,049    2,873
INTEREST EXPENSE
Deposits
  In domestic offices                        84        98       172      191
  In foreign offices                        216       237       463      478
Trading liabilities                         135       237       461      450
Securities sold under repurchase agreements 400       310       708      546
Other short-term borrowings                 237       307       508      605
Long-term debt                              144       109       281      199
Total interest expense                    1,216     1,298     2,593    2,469
NET INTEREST REVENUE                     $  243    $  222    $  456   $  404

Certain prior period amounts have been reclassified to conform to the current presentation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $151 million for the quarter ended June 30, 1996, or $1.67 primary earnings per share. In the second quarter of 1995, the Corporation earned $91 million, or $.98 primary earnings per share.

     For the first six months of 1996, the Corporation earned $289 million, or $3.19 primary earnings per share. The Corporation recorded a loss of $66 million, or $1.10 primary loss per share in the comparable period of 1995.

ORGANIZATIONAL UNITS RESULTS

     Organizational Unit business results are determined based on the Corporation's internal management accounting process, which allocates revenue and expenses among the Organizational Units. Because the Corporation's business is complex in nature and its operations are integrated, it is impractical to segregate respective contributions of the Organizational Units with precision. As a result, estimates and subjective judgments have been made to apportion revenue and expense items. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way the management views Bankers Trust's business and is not necessarily comparable with similar information disclosed by other financial institutions. In order to provide comparability from one period to the next, the Corporation will restate this analysis to conform with material changes in the allocation process and/or significant changes in organizational structure.

     The following table analyzes net income (loss) by Organizational
Units:


                              Quarter Ended          Six Months Ended
                                June 30,  Increase       June 30,   Increase
(in millions)              1996    1995  (Decrease)    1996   1995 (Decrease)
Investment Banking         $109     $ 74     $ 35     $186   $  98     $ 88
Risk Management Services    (22)      (9)     (13)    (21)     (39)      18
Trading & Sales              17        8        9       41      19       22
Investment Management         4        2        2        5      (2)       7
Client Processing Services   26       27       (1)      47      47        -
Australia/New Zealand        31       25        6       55      47        8
Asia                          7        8       (1)      13       5        8
Latin America                36       (4)      40       55    (112)     167
Corporate/Other             (57)     (40)     (17)    (92)    (129)      37
Net Income (Loss)          $151     $ 91     $ 60     $289   $ (66)    $355

     The Investment Banking business produced net income of $109 million in the second quarter of 1996, compared with $74 million in the second quarter of the previous year. The current quarter's results were attributable primarily to strong revenues from corporate finance activities. In addition, within the Private Equity Investment unit, one transaction increased total pre-tax revenues to $30 million above the quarterly average of the past two years. Net income for the first six months of 1996 was $186 million compared with $98 million for the comparable period of 1995.

     Risk Management Services produced a net loss of $22 million in the second quarter of 1996, down $13 million from the second quarter of 1995. The current quarter's results were due to losses incurred in the commodity derivatives books when copper prices dropped sharply. For the first six months of 1996 this unit incurred a net loss of $21 million versus a net loss of $39 million for the same period in 1995.

     Net income from the Trading & Sales business, at $17 million, was up $9 million from the second quarter of 1995. Net income for the first half of 1996 was $41 million versus $19 million for the comparable period in 1995.

     The Corporation's Investment Management business, which for reporting purposes does not include investment management activities in Australia/NZ, reported net income of $4 million for the current quarter. The improved results from the second quarter of 1995 were due primarily to increased revenue from private banking activities. At June 30, 1996, assets under management in this organizational unit were approximately $191 billion, compared to $172 billion at June 30, 1995. Net income for the first six months of 1996 was $5 million compared to a net loss of $2 million in the first six months of 1995.

     Client Processing Services recorded $26 million of net income in the second quarter of 1996, down slightly from the second quarter of 1995, which had been boosted by a $6 million after-tax gain from the sale of the unit-investment-trust product line. Net income for the first six months of 1996 was $47 million, even with the first six months of 1995.

     Net income of the Australia/NZ business was $31 million in the second quarter of 1996, up $6 million from the second quarter of 1995. The improvement was due to strong performances in funds management and corporate finance. At June 30, 1996, assets under management in Australia/NZ's investment management business were approximately $24 billion, compared to $20 billion at June 30, 1995. Net income for the first six months of 1996 was $55 million compared to $47 million for the same period in 1995.

     Asia net income was $7 million in the second quarter of 1996, down slightly from the second quarter of 1995. Net income was $13 million for the first six months of 1996 compared to $5 million for the first six months of 1995.

     Latin America net income was $36 million in the second quarter of 1996, up $40 million from the second quarter of 1995. Included in the second quarter's results was $31 million in pre-tax revenue from the sale of Compensa, the smaller of the Corporation's two Chilean insurance subsidiaries. Consorcio, which is now a wholly-owned subsidiary, is the largest life insurance company in Chile. Net income for the first six months of 1996 was $55 million compared to a net loss of $112 million in the comparable period of 1995. The loss incurred in the first-half of 1995 was the result of certain client risk management and trading positions that were affected by extreme volatility and illiquidity in Latin American securities markets after the Mexican peso devaluation.

     Corporate/Other net loss was $57 million in the second quarter of 1996 compared with a net loss of $40 million in the second quarter of 1995. The 1996 net loss was principally due to $28 million pre-tax of unusual legal and professional fees related to the completion of the Independent Counsel's report and the settlement of old leveraged derivative disputes. For the first six months of 1996 the net loss was $92 million compared with $129 million for the first six months of 1995.


REVENUE

     The table below shows net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                            Quarter Ended    Six Months Ended
                                              June 30,            June 30,
                                          1996      1995      1996     1995
NET INTEREST REVENUE (in millions)
Book basis                                $243      $222      $456     $404
Tax equivalent adjustment                    4         9         8       24
Fully taxable basis                       $247      $231      $464     $428

AVERAGE BALANCES (in millions)
Interest-earning assets                $91,002   $81,393   $88,289  $79,819
Interest-bearing liabilities            86,702    77,674    84,807   76,664
Earning assets financed by
 noninterest-bearing funds             $ 4,300   $ 3,719   $ 3,482  $ 3,155

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets          6.47%     7.53%     6.96%    7.32%
Cost of interest-bearing liabilities      5.64      6.70      6.15     6.49
Interest rate spread                       .83       .83       .81      .83
Contribution of noninterest-bearing
 funds                                     .26       .31       .25      .25
Net interest margin                       1.09%     1.14%     1.06%    1.08%

     Net interest revenue for the second quarter of 1996 totaled $243 million, up $21 million, or 9 percent, from the second quarter of 1995.
The $21 million increase in net interest revenue was primarily due to a $14 million increase in nontrading-related net interest revenue, which totaled $179 million for the second quarter of 1996, compared to $165 million for the comparable 1995 quarter. Nontrading-related net interest revenue is considered to be historically a more stable component of overall net interest revenue. Net interest revenue was $456 for the first six months of 1996, up $52 million, or 13 percent from the first half of 1995. Non-trading related net interest revenue totaled $362 million for the first six months of 1996 versus $346 for the comparable period in 1995.

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

     Combined trading revenue and trading-related net interest revenue for the second quarter of 1996 totaled $210 million, up $74 million from the second quarter of 1995. Combined trading revenue and trading-related net interest revenue for the first six months of 1996 was $487 million, up $428 million from the $59 million reported in the first half of 1995.

     The table below quantifies the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.


                                                          Trading-
                                                          Related
                                                              Net
                                                 Trading Interest
(in millions)                                    Revenue  Revenue      Total
Quarter ended June 30, 1996
Interest rate risk                                $ 75     $ 59       $134
Foreign exchange risk                               63        -         63
Equity and commodity risk                            8        5         13
Total                                             $146     $ 64       $210

Quarter ended June 30, 1995
Interest rate risk                                $ 10     $ 72       $ 82
Foreign exchange risk                                5        -          5
Equity and commodity risk                           64      (15)        49
Total                                             $ 79     $ 57       $136

Six Months ended June 30, 1996
Interest rate risk                                $233     $111       $344
Foreign exchange risk                               80        -         80
Equity and commodity risk                           80      (17)        63
Total                                             $393     $ 94       $487

Six Months ended June 30, 1995
Interest rate risk                                $(47)    $ 90       $ 43
Foreign exchange risk                              (38)       -        (38)
Equity and commodity risk                           86      (32)        54
Total                                             $  1     $ 58       $ 59

                Second Quarter 1996 vs. Second Quarter 1995

     Interest Rate Risk - The increase in revenue was principally due to a rebound in the Firm's activities in Latin America as 1995 was characterized by heightened volatility in interest rates coupled with liquidity problems in the emerging markets of Latin America.

     Foreign Exchange Risk - Foreign exchange revenue improved compared to the same period last year principally due to strong performance in the Firm's activities in Australia.

     Equity and Commodity Risk - Total trading and trading-related net interest revenue declined compared to the same period last year due to losses incurred in the commodity derivatives books when copper prices dropped sharply.


                    Six Months 1996 vs. Six Months 1995

     Interest Rate Risk - The increase in revenue was principally due to a rebound in the Firm's activities in Latin America as 1995 was characterized by heightened volatility in interest rates coupled with liquidity problems in the emerging markets of Latin America.

     Foreign Exchange Risk - Trading revenue improved compared to the same period last year due to increased stability in the foreign exchange markets and strong performance in the Firm's activities in Australia. The first half of 1995 was affected by global volatility in foreign exchange markets during which the dollar fell to record lows against the Japanese yen and the German mark.

     Equity and Commodity Risk - Total trading and trading-related net interest revenue increased as a result of a rebound in the Firm's equity related products in the Risk Management Services, Trading & Sales, and Investment Banking Organizational Units. These results were partially offset by losses incurred in the commodity derivatives books when copper prices dropped sharply.

     Shown below is a comparison of the components of noninterest revenue (excluding trading).

                             Quarter Ended           Six Months Ended
                               June 30,   Increase       June 30,   Increase
(in millions)              1996    1995  (Decrease)   1996    1995 (Decrease)

Fiduciary & funds management
 revenue                   $198     $166     $ 32   $  381    $337     $ 44
Corporate finance fees      136      127        9      222     199       23
Other fees and commissions:
  Service charges on deposit
   accounts                  18       17        1       33      36       (3)
  Transaction processing
   fees                      37       36        1       74      69        5
  Other                      27       31       (4)      62      52       10
Total other fees &
   commissions               82       84       (2)     169     157       12
Net revenue from equity
 investment transactions     72       13       59       93      39       54
Securities available for sale
 gains                       25       17        8       40      19       21
Insurance premiums           63       63        -      125     112       13
Other                        76       38       38      125      65       60
Total noninterest revenue
 (excluding trading)       $652     $508     $144   $1,155    $928     $227

                Second Quarter 1996 vs. Second Quarter 1995

     Fiduciary and funds management revenue totaled $198 million for the second quarter of 1996, up $32 million, or 19 percent, from the comparable period last year. Increased revenues were recognized from global fiduciary services, global private banking activities and corporate trust services. These increases were due to greater transaction volumes and to a higher level of assets under management in the United States and Australian markets.

     Corporate finance fees of $136 million increased by $9 million, or 7 percent, from the same period last year, due to higher revenue from securities underwriting and management fees. Other fees and commissions totaled $82 million, a decrease of $2 million, or 2 percent, compared with last year's second quarter.

     Net revenue from equity investment transactions was $72 million, up $59 million from the prior year's second quarter. This increase was attributable primarily to sales within the Private Equity Investment unit of Investment Banking.

     All other noninterest revenue totaled $164 million, up $46 million from the prior year's second quarter. Contributing to this increase was $31 million in pre-tax revenue on the sale of Compensa, the smaller of the Corporation's two Chilean insurance subsidiaries.


                    Six Months 1996 vs. Six Months 1995

     Fiduciary and funds management fees of $381 million, increased $44 million, or 13 percent, from the first six months of 1995. Increased revenues were recorded in virtually all activities within this category.

     Corporate finance fees totaled $222 million, an increase of $23 million, or 12 percent from the first half of 1995. Higher revenue from securities underwriting and commercial banking fees were partially offset by lower revenue from merger and acquisition fees. Other fees and commissions totaled $169 million, up $12 million, or 8 percent compared to last year's first six months.

     Net revenue from equity investment transactions was $93 million, up $54 million from the first half of 1995. This increase was attributable primarily to sales within the Private Equity Investment unit of Investment Banking.

     All other noninterest revenue totaled $290 million, up $94 million from the first six months of 1995. Contributing to this increase was $31 million in pre-tax revenue on the sale of Compensa, the smaller of the Corporation's two Chilean insurance subsidiaries, and higher insurance premium revenue from operations in Chile.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

    No provision for credit losses was required for the current or prior year's second quarter. Net charge-offs for the second quarter were $15 million, compared with $2 million a year ago. The current quarter's net charge-offs included $7 million in charge-offs taken in connection with settlements of old leveraged derivative transactions.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                           Quarter Ended    Six Months Ended
                                              June 30,          June 30,
Allowance for credit losses               1996      1995      1996     1995

Balance, beginning of period              $987    $1,245      $992   $1,252
Net charge-offs
  Charge-offs                               21        13        49       47
  Recoveries                                 6        11        24       24
Total net charge-offs*                      15         2        25       23
Provision for credit losses                  -         -         5       14
Balance, end of period                    $972    $1,243      $972   $1,243

*Components:
   Secured by real estate                  $ -       $(3)      $ 1      $ 3
   Real estate related                       -         -         4        2
   Highly leveraged                          3         2        23       22
   Other                                    13         4         1        4
   Refinancing country                      (1)       (1)       (4)      (8)
Total                                      $15       $ 2       $25      $23


     The allowance for credit losses, at $972 million at June 30, 1996, was down $15 million from its level at March 31, 1996. The allowance was equal to 170 percent, 138 percent, and 133 percent of total cash basis loans at June 30, 1996, March 31, 1996, and December 31, 1995, respectively. The Corporation believes that its allowance must be viewed in its entirety and therefore is available for potential credit losses in its entire portfolio, including loans, credit-related commitments, derivatives and other financial instruments.

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's entire portfolio.

     The recorded investment in loans that was considered to be impaired under SFAS 114 was $662 million and $844 million which consisted of total cash basis loans and renegotiated loans at June 30, 1996 and December 31, 1995, respectively. Included in these amounts were $293 million and $458 million of loans for which the related valuation allowance was $62 million and $90 million at these dates, respectively.


EXPENSES

                Second Quarter 1996 vs. Second Quarter 1995

     Total noninterest expenses of $825 million increased by $147 million, or 22 percent, from the second quarter of 1995. Incentive compensation and employee benefits expense increased $100 million, primarily due to higher bonus expense reflecting improved earnings. Salaries expense increased $8 million, or 4 percent, from the second quarter of 1995, mostly due to a 2 percent increase in the average number of employees. All other expenses totaled $388 million for the quarter, up $39 million, or 11 percent, from last year's second quarter. The current quarter included $28 million pre-tax of legal and professional fees related to the completion of the Independent Counsel's report and the settlement of old leveraged derivatives transactions.


                    Six Months 1996 vs. Six Months 1995

     Total noninterest expenses of $1.586 billion for the first six months of 1996 increased by $174 million, or 12 percent from the first half of 1995. Incentive compensation and employee benefits expense increased $194 million, mostly due to higher bonus expense reflecting improved earnings. Salaries expense increased slightly in the first half of 1996. All other expenses totaled $721 million for the first six months of 1996, down $21 million, or 3 percent from last year's comparable period. The first half of 1995 included a $50 million pre-tax provision for severance-related costs.



INCOME TAXES

     Income tax expense for the second quarter of 1996 amounted to $65 million, compared with $40 million for the second quarter of 1995. For the first six months of 1996, the income tax expense was $124 million compared with an income tax benefit of $27 million in the first half of 1995. The effective tax rate was 30 percent for both the quarter and six months ended June 30, 1996 compared with 31 percent and 29 percent for the quarter and six months ended June 30, 1995.

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price if it is higher than the average market price. At no time during the three month and six month periods ended June 30, 1996 and 1995 did the Corporation have outstanding any securities which were convertible into the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):


                                            Quarter Ended    Six Months Ended
                                               June 30,         June 30,
                                          1996      1995      1996     1995

Net income (loss) applicable to
 common stock                              $137      $79      $260     $(86)

Average number of common
 shares outstanding                      77.832   78.318    77.664   78.332

Average common and common equivalent shares
 outstanding - primary (1)               81.900   80.564    81.398   78.332

Average common and common equivalent shares
 outstanding assuming full dilution (1)  82.351   80.796    81.956   78.332

(1) Common stock equivalents are excluded from the six months ended June 30, 1995 as the effect would be anti-dilutive in calculating earnings per share.

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                                CONDENSED AVERAGE BALANCE
SHEETS
                                                            (in millions)
                                                  2nd Qtr  1st Qtr  4th Qtr
                                                   1996     1996      1995

ASSETS
  Interest-earning
    Interest-bearing deposits with banks       $  2,114 $  2,167   $  3,624
    Federal funds sold                            2,318    1,992      2,387
    Securities purchased under resale
     agreements                                  21,636   15,798     15,167
    Securities borrowed                          15,820   16,194     13,817
    Trading assets                               29,376   30,393     31,926
    Securities available for sale
      Taxable                                     5,480    5,303      5,206
      Exempt from federal income taxes            1,201    1,335      1,365
        Total securities available for sale       6,681    6,638      6,571
  Loans
    In domestic offices                           7,106    7,000      7,199
    In foreign offices                            5,951    5,394      5,624
        Total loans                              13,057   12,394     12,823
    Total interest-earning assets                91,002   85,576     86,315
Noninterest-earning
  Cash and due from banks                         1,210    1,478      1,972
  Noninterest-earning trading assets             17,425   16,948     17,858
  All other assets                                9,104   10,667      9,736
  Allowance for credit losses                      (989)    (998)    (1,028)
Total                                          $117,752 $113,671   $114,853

LIABILITIES
  Interest-bearing
    Interest-bearing deposits
      In domestic offices                      $  6,039 $  5,928   $  5,788
      In foreign offices                         15,861   15,996     18,404
        Total interest-bearing deposits          21,900   21,924     24,192
    Trading liabilities                          12,178   11,939     12,599
    Securities sold under repurchase agreements  28,554   23,922     22,680
    Other short-term borrowings                  13,677   15,449     15,960
    Long-term debt                               10,393    9,678      8,904
      Total interest-bearing liabilities         86,702   82,912     84,335
  Noninterest-bearing
    Noninterest-bearing deposits                  3,034    3,347      3,606
    Noninterest-bearing trading liabilities      15,118   15,355     15,392
    All other liabilities                         7,526    6,779      6,240
      Total liabilities                         112,380  108,393    109,573

PREFERRED STOCK OF SUBSIDIARY                       250      250        250

STOCKHOLDERS' EQUITY
  Preferred stock                                   866      866        865
  Common stockholders' equity                     4,256    4,162      4,165
Total stockholders' equity                        5,122    5,028      5,030
Total                                          $117,752 $113,671   $114,853

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

                Second Quarter 1996 vs. First Quarter 1996

     The Corporation's average total assets amounted to $117.8 billion for the second quarter of 1996, an increase of $4.1 billion, or 4 percent, from the first quarter of 1996. Average interest-earning assets increased $5.4 billion, or 6 percent, and the proportion of interest-earning assets to total assets increased from 75 percent to 77 percent. The increase in interest-earning assets was primarily due to an increase in securities purchased under resale agreements (up $5.8 billion, or 37 percent), offset in part by a decrease in trading assets (down $1.0 billion, or 3 percent). Interest-earning trading assets, as a percentage of total assets, decreased from 27 percent to 25 percent. Noninterest-earning trading assets increased $477 million or 3 percent from the first quarter of 1996.

     Average total liabilities increased $4.0 billion, or 4 percent from the first quarter of 1996. Within interest-bearing liabilities an increase in securities sold under repurchase agreements (up $4.6 billion, or 19 percent) was offset in part by a decrease in other short-term borrowings (down $1.8 billion, or 11 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities increased from 47 percent to 49 percent.


                Second Quarter 1996 vs. Fourth Quarter 1995

     The Corporation's average total assets for the second quarter of 1996 increased $2.9 billion, or 3 percent, from the fourth quarter of 1995. Average interest-earning assets increased $4.7 billion, or 5 percent, and the proportion of interest-earning assets to total assets increased from 75 percent to 77 percent. The increase in interest-earning assets was primarily due to increases in securities purchased under resale agreements (up $6.5 billion, or 43 percent) and securities borrowed (up $2.0 billion, or 14 percent) offset in part by decreases in trading assets (down $2.6 billion, or 8 percent) and interest-bearing deposits with banks (down $1.5 billion, or 42 percent). Interest-earning trading assets, as a percentage of total assets decreased from 28 percent to 25 percent. Noninterest-earning trading assets decreased $433 million or 2 percent from the fourth quarter of 1995.

     Average total liabilities increased $2.8 billion, or 3 percent from the fourth quarter of 1995. Within interest-bearing liabilities, increases in securities sold under repurchase agreements (up $5.9 billion, or 26 percent) and long-term debt (up $1.5 billion, or 17 percent) were offset in part by decreases in total interest-bearing deposits (down $2.3 billion, or 9 percent) and other short-term borrowings (down $2.3 billion, or 14 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities increased from 46 percent to 49 percent.

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions):


                                             June 30, March 31, December 31,
                                                1996    1996        1995

Fair value                                       $6,851   $6,880     $6,283
Amortized cost                                    6,818    6,821      6,204
Excess of fair value over
 amortized cost *                                $   33   $   59     $   79

* Components:
    Unrealized gains                               $113     $154      $ 182
    Unrealized losses                               (80)     (95)      (103)
                                                   $ 33     $ 59      $  79


                              Long-term Debt

     During the second quarter of 1996, the Corporation obtained $968 million of cash proceeds from the issuances of long-term debt and repaid $176 million of long-term debt. The larger of these debt issuances were as follows (in millions):


                                                             Face Amount
Parent Company
7 3/8% Subordinated Notes due 2008                                  $150


Bankers Trust Company
5.94% Senior Notes due 2001                                         $310
Redeemable Preference Securities
 due August 2002 (1)                                                $233

BT Securities Corporation
Floating Rate Notes due 1999                                        $150

(1) At June 30, 1996 certain subsidiaries of Bankers Trust Company had outstanding ($3.0 billion) of mandatorily redeemable preference securities with maturities ranging from September 1996 to October 2002.


TRADING DERIVATIVES

     The Corporation actively manages, in accordance with the Corporation's risk management policies, trading positions in a variety of derivative books. Many of the Corporation's trading positions are established as a result of providing derivative products to meet customers' demands. To anticipate customer demand for such transactions, the Corporation also carries an inventory of capital market instruments and maintains its access to market liquidity by quoting bid and offer prices to, and trading with, other market makers. These two activities are essential to provide customers with capital market products at competitive prices. All trading positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur.

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                            At June 30,        Average During
                                                1996            2nd Qtr. 1996
                                                 (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                       $ 13,052  $(11,937) $14,254  $(13,607)
Interest Rate Contracts
  Forwards                                  44       (43)      66       (61)
  Options purchased                      1,015              1,020
  Options written                                 (1,261)            (1,277)
Foreign Exchange Rate Contracts
  Spot and Forwards                      7,295    (8,814)   7,315    (8,674)
  Options purchased                        850                931
  Options written                                   (908)              (910)
Equity-related contracts                 1,907    (2,112)   2,064    (2,330)
Commodity-related and other contracts      720      (750)     550      (540)

Exchange-Traded Options
Interest Rate                               12        (8)      26        (5)
Equity                                     157       (66)     165       (71)
Total Gross Fair Values                 25,052   (25,899)  26,391   (27,475)
Impact of Netting Agreements           (15,566)   15,566 (16,258)    16,258

                                      $  9,486(1)         $10,133

                                                $(10,333)(1)       $(11,217)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                           At December 31,     Average During
                                                1995            4th Qtr. 1995
                                                  (Liabi-            (Liabi-
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

     Total net end-user derivative unrealized gains were $71 million, and $212 million at June 30, 1996 and December 31, 1995, respectively. The $141 million decrease during the second half of 1996 was primarily due to increases in long-term interest rates.

     The following tables provide the gross unrealized gains and losses for end-user derivatives. Gross unrealized gains and losses for hedges of securities available for sale are recognized in the financial statements with the offset as an adjustment to securities valuation allowance in stockholders' equity. Gross unrealized gains and losses for hedges of loans, other assets, interest-bearing deposits, other short-term borrowings, long-term debt, and net investments in foreign subsidiaries are not yet recognized in the financial statements.



                                                  Other       Net invest-
                                                  short-       ments in
              Securities             Interest-    term   Long-  foreign
(in millions) available        Other  bearing    borrow- term   subsi-
June 30, 1996 for sale   Loans assets deposits    ings   debt  diaries  Total
Interest Rate Swaps
 Pay Variable
  Unrealized Gain $   -    $16     $-     $ 39     $  1  $177       $- $ 233
  Unrealized (Loss)   -      -      -      (41)     (10)  (86)       -  (137)
  Pay Variable Net    -     16      -       (2)      (9)   91        -    96
 Pay Fixed
  Unrealized Gain     7      -      -       16        -    48        -    71
  Unrealized (Loss) (46)    (2)     -      (52)       -    (2)       -  (102)
  Pay Fixed Net     (39)    (2)     -      (36)       -    46        -   (31)
  Total Unrealized
   Gain               7     16      -       55        1   225        -   304
  Total Unrealized
   (Loss)           (46)    (2)     -      (93)     (10)  (88)       -  (239)
  Total Net        $(39)   $14     $-     $(38)    $ (9) $137       $- $  65

Forward Rate Agreements
  Unrealized Gain    $-     $-     $-       $-       $-    $-       $-    $-
  Unrealized (Loss)   -      -      -        -        -     -        -     -
  Net                $-     $-     $-       $-       $-    $-       $-    $-

Currency Swaps and Forwards
  Unrealized Gain   $ -     $-    $ 1     $ 18      $ -  $ 48     $ 28  $ 95
  Unrealized (Loss)  (1)     -      -       (2)      (3)  (44)     (32)  (82)
  Net               $(1)    $-    $ 1     $ 16      $(3) $  4     $ (4) $ 13

Other Contracts (1)
  Unrealized Gain   $ -     $-    $ -       $-       $-    $-       $-   $ -
  Unrealized (Loss)  (4)     -     (3)       -        -     -        -    (7)
  Net               $(4)    $-    $(3)      $-       $-    $-       $-   $(7)

Total Unrealized
 Gain              $  7    $16    $ 1     $ 73     $  1 $ 273     $ 28 $ 399
Total Unrealized
 (Loss)             (51)    (2)    (3)     (95)     (13) (132)     (32) (328)
Total Net          $(44)   $14    $(2)    $(22)    $(12)$ 141     $ (4)$  71

(1) Other contracts are principally equity swaps and collars.


                                                   Other       Net invest-
                                                   short-        ments in
              Securities                 Interest-  term  Long-  foreign
(in millions)  available          Other  bearing  borrow-   term  subsi-
December 31, 1995 for sale Loans assets  deposits    ings  debt iaries  Total
Interest Rate Swaps
 Pay Variable
  Unrealized Gain $  -    $ -     $-     $132      $ 4  $339       $- $ 475
  Unrealized (Loss)  -     (5)     -       (7)      (1)  (24)       -   (37)
  Pay Variable Net   -     (5)     -      125        3   315        -   438
  Pay Fixed
   Unrealized Gain    -     -      -       11        -    14        -    25
   Unrealized (Loss (88)    -      -      (82)      (1)  (21)       -  (192)
  Pay Fixed Net     (88)    -      -      (71)      (1)   (7)       -  (167)
  Total Unrealized
   Gain               -     -      -      143        4   353        -   500
  Total Unrealized
   (Loss)           (88)   (5)     -      (89)      (2)  (45)       -  (229)
  Total Net        $(88)  $(5)    $-     $ 54      $ 2  $308       $- $ 271

Forward Rate Agreements
  Unrealized Gain    $-    $-     $-      $ 1       $-    $-       $-   $ 1
  Unrealized (Loss)   -     -      -       (1)       -     -        -    (1)
  Net                $-    $-     $-      $ -       $-    $-       $-   $ -

Currency Swaps and Forwards
  Unrealized Gain    $-    $-     $1     $ 17      $ -  $ 20     $ 14  $ 52
  Unrealized (Loss)   -     -      -      (12)      (1)  (48)     (30)  (91)
  Net                $-    $-     $1     $  5      $(1) $(28)    $(16) $(39)

Other Contracts (1)
  Unrealized Gain   $ -    $-   $  1       $-       $-    $-       $-  $  1
  Unrealized (Loss)  (5)    -    (16)       -        -     -        -   (21)
  Net               $(5)   $-   $(15)      $-       $-    $-       $-  $(20)

Total Unrealized
 Gain              $  -    $-   $  2    $ 161      $ 4  $373     $ 14 $ 554
Total Unrealized
 (Loss)             (93)   (5)   (16)    (102)      (3)  (93)     (30) (342)
Total Net          $(93)  $(5)  $(14)   $  59      $ 1  $280     $(16)$ 212

(1) Other contracts are principally equity swaps and collars.

     For paying variable and paying fixed interest rate swaps entered into as an end user, the weighted average receive rate and weighted average pay rate (interest rates were based on the weighted averages of both U.S. and non- U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):

At June 30, 1996
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1996            $19,489    5.62%    5.49% $ 5,865    5.95%    5.92% $25,354

1997-1998        15,970    5.73     5.58    4,350     5.22    5.92   20,320

1999-2000         3,812    6.45     6.04    1,313     3.62    4.94    5,125

2001 and
 thereafter       5,012    6.63     5.58      820     5.56    7.31    5,832
Total           $44,283                   $12,348                   $56,631

All rates were those in effect at June 30, 1996. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



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

     Based on their respective regulatory capital ratios as of June 30, 1996, both Bankers Trust Company ("BTCo") and Bankers Trust (Delaware) are well capitalized, as defined in the regulations issued by the FRB and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     The table below presents the regulatory capital ratios of Bankers Trust New York Corporation and BTCo at June 30, 1996 and December 31, 1995, along with the FRB's minimum regulatory guidelines. All of these regulatory capital ratios exclude any impact of the securities valuation allowance which is determined in accordance with SFAS 115.

                                                                        FRB
                                                                    Minimum
                                            June 30, December 31, Regulatory
                                                1996         1995 Guidelines
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                                8.3%         8.5%       4.0%
  Total Capital                                13.5%        13.9%       8.0%
Leverage Ratio                                  5.5%         5.1%       3.0%

BTCo
Risk-Based Ratios
  Tier 1 Capital                                9.3%         9.5%       4.0%
  Total Capital                                12.4%        12.8%       8.0%
Leverage Ratio                                  5.5%         5.1%       3.0%


     The following were the essential components of the Corporation's and BTCo's risk-based capital ratios (in millions):

                                                    June 30, December 31,
                                                        1996        1995

Corporation
Tier 1 Capital                                        $4,614      $4,512
Tier 2 Capital                                         2,948       2,858
Total Capital                                         $7,562      $7,370

Total risk-weighted assets                           $55,900     $53,021

                                                    June 30, December 31,
                                                        1996        1995

BTCo
Tier 1 Capital                                        $4,617      $4,394
Tier 2 Capital                                         1,552       1,532
Total Capital                                         $6,169      $5,926

Total risk-weighted assets                           $49,619     $46,389

     Comparing June 30, 1996 to December 31, 1995, the Corporation's Tier 1 Capital and Total Capital ratios declined by 20 basis points and 40 basis points, respectively, as a result of the increase in total risk-weighted assets. The Corporation's total risk-weighted assets at June 30, 1996 were $2.879 billion higher than at year-end 1995. The Leverage Ratio increased by 40 basis points at June 30, 1996 primarily as a result of a decrease in average total assets during the second quarter of 1996 compared to the fourth quarter of 1995. These factors were also the causes for the variances in BTCo's Capital and Leverage ratios.


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

     Most of the Corporation's assets are highly liquid and of high credit quality. The Corporation maintains excess liquidity through its base of liquid assets. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading assets are marked to market daily and primarily consist of U.S. government and agency securities, state and municipal securities, foreign government obligations, and money market instruments. The Corporation's liquid assets amounted to $93.5 billion and $87.0 billion as of June 30, and March 31, 1996, and $83.5 billion as of December 31, 1995, which equaled 81 percent, 80 percent, and 80 percent of gross total assets at those dates respectively.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 6.

Cash and due from banks decreased $674 million during the first six months of 1996, as the net cash used in investing activities exceeded the sum of the net cash provided by financing and operating activities. The $16.3 billion of net cash used in investing activities was largely the result of cash outflows from net changes in securities purchased under resale agreements ($12.0 billion), purchases of securities available for sale ($2.9 billion) and net changes in securities borrowed ($2.4 billion) partially offset by cash inflows from maturities and other redemptions of securities available for sale ($1.8 billion). The $9.9 billion of net cash provided by financing activities was primarily the result of an increase in the net change in securities sold under repurchase agreements ($9.0 billion) and from issuances of long-term debt ($2.0 billion), offset in part by a decrease in the net change in deposits ($517 million) and repayments of long-term debt ($363 million). The increase in net cash provided by operating activities was mostly due to an increase in net changes in trading assets ($3.8 billion) and net changes in receivables and payables from securities transactions ($1.3 billion).

     Cash and due from banks decreased $246 million during the first six months of 1995, as the sum of net cash used in investing and financing activities exceeded the net cash provided by operating activities. Within the investing activities category, cash outflows from net changes in securities purchased under resale agreements ($8.6 billion) was offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($2.9 billion) as well as net changes in federal funds sold ($2.3 billion). The $1.6 billion of net cash used in financing activities was largely the result of cash outflows from the net changes in other short-term borrowings ($4.0 billion) and deposits ($2.1 billion) as well as from repayments of long-term debt ($1.0 billion) offset in part by the cash inflows from the net change in securities sold under repurchase agreements ($3.2 billion) and issuances of long-term debt ($2.2 billion). The $3.5 billion of net cash provided by operating activities primarily resulted from a $4.0 billion net change in trading assets and liabilities.


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at June 30, 1996 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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


By Repricing Interval                                           Non-
                                                            interest-
                               Within   1 - 5       After   bearing
(in billions) June 30, 1996    1 year     years  5 years      funds    Total
Assets                        $ 83.8     $ 2.2     $ 3.6    $ 25.0  $ 114.6
Liabilities, preferred stock
 of subsidiary and preferred
 stock                         (76.4)     (4.4)     (3.6)    (25.9)  (110.3)
Common stockholders' equity        -        -         -       (4.3)    (4.3)
Effect of off-balance sheet
 hedging instruments            (6.5)      3.7       2.8         -        -
Interest rate sensitivity gap $  0.9     $ 1.5     $ 2.8    $ (5.2) $     -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                    June 30, December 31,
                                                       1996        1995
CASH BASIS LOANS
  Domestic
    Commercial and industrial                          $169        $263
    Secured by real estate                              250         297
    Financial institutions                               10          10
Total domestic                                          429         570
  International
    Commercial and industrial                            80         106
    Secured by real estate                               58          65
    Financial institutions                                4           3
    Lease financing                                       2           -
Total international                                     144         174
Total cash basis loans                                 $573        $744

Ratio of cash basis loans to total loans                4.0%        5.9%

Ratio of allowance for credit losses to cash
 basis loans                                            170%        133%

RENEGOTIATED LOANS
Secured by real estate                                  $89        $ 88
Other                                                     -          12
Total renegotiated loans                                $89        $100

OTHER REAL ESTATE                                      $219        $259

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                      $67         $66
Other                                                     1           1
Total other nonperforming assets                        $68         $67

Loans 90 days or more past due and still
 accruing interest                                       $2         $26

     An analysis of the changes in the Corporation's total cash basis loans during the first six months of 1996 follows (in millions).

Balance, December 31, 1995                                       $ 744
Net transfers to cash basis loans                                    8
Net paydowns                                                      (123)
Charge-offs                                                        (49)
Transfers to other real estate                                      (5)
Other                                                               (2)
Balance, June 30, 1996                                            $573


     The Corporation's total cash basis loans amounted to $573 million at June 30, 1996, down $171 million, or 23 percent, from December 31, 1995.

     This decline is attributable to collections and charge-offs in connection with the settlement of old derivative transactions ($60 million) as well as decreases in loans secured by real estate ($54 million) and various commercial and industrial loans ($61 million). Also within cash basis loans, loans secured by real estate were $308 million and $362 million at June 30, 1996 and December 31, 1995, respectively. Commercial and industrial loans to highly leveraged borrowers were $128 million and $153 million at June 30, 1996 and December 31, 1995, respectively. Within cash basis loans, leveraged derivative contracts were $61 million and $104 million at June 30, 1996 and December 31, 1995, respectively. Based on an analysis of the potential outcome of the remaining outstanding issues relating to leveraged derivative transactions, management continues to believe that the expected financial impact should be covered by existing reserves.

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

                                                          Six Months Ended
                                                               June 30,
(in millions)                                           1996        1995
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                        $24         $32
  Less, interest, net of reversals, recognized
   in interest revenue                                     4           4
Reduction of interest revenue                             20          28
International Loans
  Gross amount of interest that would have
   been recorded at original rate                          6          10
  Less, interest, net of reversals, recognized
   in interest revenue                                     -           -
Reduction of interest revenue                              6          10
Total reduction of interest revenue                      $26         $38


HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow are generally based on the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1995 Annual Report on Form 10-K, on page 57, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                      June 30, December 31,
(in millions)                                           1996        1995
Loans
  Senior debt                                         $1,169      $1,105
  Subordinated debt                                       72          68
Total loans                                           $1,241      $1,173

Unfunded commitments
  Commitments to lend                                   $574        $539
  Letters of credit                                      229         263
Total unfunded commitments                              $803        $802

Equity investments                                      $613        $648

Commitments to invest                                   $280        $289

     The Corporation's outstanding loans were to 110 separate borrowers in 39 separate industry groups at June 30, 1996, compared to 97 separate borrowers in 38 separate industry groups at December 31, 1995. The retail food group at 12 percent was the only industry concentration which exceeded 10 percent of total HLT loans outstanding at June 30, 1996.

     In addition to the amounts shown in the table above, at June 30, 1996, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $1.68 billion (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first half of 1996, the Corporation originated $2.3 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at June 30, 1996 was less than $12 million. However, at June 30, 1996, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 7 separate highly leveraged borrowers.

     At June 30, 1996, $128 million of the HLT loan portfolio was on a cash basis. In addition, $6 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $23 million of HLT loans were recorded in the first half of 1996. In addition, the Corporation recorded a net gain of $75 million in connection with the sales and/or write-offs of its equity investments in highly leveraged companies during the first half of 1996.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $61 million during the first half of 1996 and that as of June 30, 1996, approximately $19 million of fees were deferred and will be recognized as future revenue.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed five reports on Form 8-K during the quarter ended June 30, 1996.

         - The report dated April 15, 1996 filed the Corporation's Press Release dated April 15, 1996, which announced the expected election of Frank N. Newman to the position of Chairman of the Board of Bankers Trust New York Corporation and Bankers Trust Company, and filed the Corporation's Press Release dated
April 16, 1996, which announced earnings for the quarter ended
March 31, 1996. The report also filed certain additional
financial information relating to an historical analysis of net
income by Organizational Unit for the years ending December 31,        1992
through 1995.

         - The report dated April 25, 1996 filed an underwriting agreement covering the issuance and sale by Bankers Trust New York
Corporation of 7 3/8% Subordinated Notes due 2008 and various other exhibits related to the issuance.

         - The report dated May 3, 1996 filed the announcement dated May 3, 1996 that Equitable of Iowa Companies would acquire
Golden American Life Insurance Company, an indirect wholly-owned subsidiary of Bankers Trust New York Corporation.

         - The report dated May 22, 1996 filed the Corporation's Press Release dated May 22, 1996 which announced that Wolfensohn &
Co., Inc. will merge with Bankers Trust.

         - The report dated June 18, 1996 filed the Corporation's Press Release dated June 18, 1996 which announced that Donald L.
Staheli, chairman of the board and chief executive officer of Continental Grain Company, had been elected a director of both
Bankers Trust New York Corporation and Bankers Trust Company.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1996.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: GEOFFREY M. FLETCHER
                                       Geoffrey M. Fletcher
                                       Senior Vice President and
                                       Principal Accounting Officer

                    BANKERS TRUST NEW YORK CORPORATION
                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1996

                               EXHIBIT INDEX




 (4) Instruments Defining the Rights of Security
      Holders, Including Indentures

       (v) -   Long-Term Debt Indentures                              (a)

(10) Material Contracts

       iii (a) Management Contracts and Compensation Plans

               (1)  Severance Agreement with Timothy T. Yates
               (2)  Severance Agreement with Charles S. Sanford, Jr.
               (3)  BT Investments (Australia) Limited Group Notional
                     Equity Participation Plan

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