Form 10-Q
period 1996-09-30
BANKERS TRUST NEW YORK CORP
filed 1996-11-14
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1996
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    Commission File Number 1-5920


                    BANKERS TRUST NEW YORK CORPORATION
          (Exact name of registrant as specified in its charter)



              New York                                    13-6180473
   (State or other jurisdiction of                     (I.R.S. employer
    incorporation or organization)                    identification no.)



          130 Liberty Street
          New York, New York                                 10006
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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1996: Common Stock, $1 par value, 81,748,778 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                       September 30, 1996 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended September 30, 1996 and 1995          2
              Nine Months Ended September 30, 1996 and 1995           3

            Consolidated Balance Sheet
              At September 30, 1996 and December 31, 1995             4

            Consolidated Statement of Changes in Stockholders'
             Equity
               Nine Months Ended September 30, 1996 and 1995          5

            Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1996 and 1995           6

            Consolidated Schedule of Net Interest Revenue
              Three Months and Nine Months Ended
               September 30, 1996 and 1995                            7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1995 Annual Report as supplemented by the 1996 Forms 10-Q.


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

PART I. FINANCIAL INFORMATION


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)



                                                                   Increase
THREE MONTHS ENDED SEPTEMBER 30,                   1996     1995  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $1,669   $1,556       $113
  Interest expense                                1,421    1,352         69
Net interest revenue                                248      204         44
Provision for credit losses                           -        7         (7)
Net interest revenue after provision
 for credit losses                                  248      197         51
NONINTEREST REVENUE
  Trading                                           219      257        (38)
  Fiduciary & funds management                      196      174         22
  Corporate finance fees                            119       74         45
  Other fees & commissions                           86       78          8
  Net revenue from equity investment transactions    74       85        (11)
  Securities available for sale gains                11       10          1
  Insurance premiums                                 52       64        (12)
  Other                                              54       13         41
Total noninterest revenue                           811      755         56
NONINTEREST EXPENSES
  Salaries                                          229      196         33
  Incentive compensation & employee benefits        228      187         41
  Agency & other professional service fees           70       70          -
  Communication & data services                      52       45          7
  Occupancy, net                                     38       41         (3)
  Furniture & equipment                              42       40          2
  Travel & entertainment                             24       20          4
  Provision for policyholder benefits                66       75         (9)
  Other                                              60       54          6
Total noninterest expenses                          809      728         81
Income before income taxes                          250      224         26
Income taxes                                         74       69          5

NET INCOME                                       $  176   $  155       $ 21


NET INCOME APPLICABLE TO COMMON STOCK            $  168   $  139       $ 29

Cash dividends declared per common share          $1.00    $1.00         $-

EARNINGS PER COMMON SHARE:
  PRIMARY                                         $1.99    $1.72       $.27

  FULLY DILUTED                                   $1.98    $1.71       $.27

Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)



                                                                   Increase
NINE MONTHS ENDED SEPTEMBER 30,                    1996     1995  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $4,718   $4,429       $289
  Interest expense                                4,014    3,821        193
Net interest revenue                                704      608         96
Provision for credit losses                           5       21        (16)
Net interest revenue after provision
 for credit losses                                  699      587        112
NONINTEREST REVENUE
  Trading                                           612      258        354
  Fiduciary & funds management                      577      511         66
  Corporate finance fees                            341      273         68
  Other fees & commissions                          255      235         20
  Net revenue from equity investment transactions   167      124         43
  Securities available for sale gains                51       29         22
  Insurance premiums                                177      176          1
  Other                                             179       78        101
Total noninterest revenue                         2,359    1,684        675
NONINTEREST EXPENSES
  Salaries                                          632      598         34
  Incentive compensation & employee benefits        690      455        235
  Agency & other professional service fees          228      214         14
  Communication & data services                     145      140          5
  Occupancy, net                                    111      120         (9)
  Furniture & equipment                             124      122          2
  Travel & entertainment                             66       67         (1)
  Provision for policyholder benefits               216      202         14
  Other                                             183      172         11
  Provision for severance-related costs               -       50        (50)
Total noninterest expenses                        2,395    2,140        255
Income before income taxes                          663      131        532
Income taxes                                        198       42        156

NET INCOME                                       $  465   $   89       $376


NET INCOME APPLICABLE TO COMMON STOCK            $  428   $   53       $375

Cash dividends declared per common share          $3.00    $3.00         $-

EARNINGS PER COMMON SHARE:
  PRIMARY                                         $5.19     $.66      $4.53

  FULLY DILUTED                                   $5.16     $.65      $4.51

Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)


                                               September 30,December 31,
                                                       1996*       1995
ASSETS
Cash and due from banks                            $    825    $  2,337
Interest-bearing deposits with banks                  4,100       2,023
Federal funds sold                                      856         854
Securities purchased under resale
 agreements                                          22,073      13,206
Securities borrowed                                  14,926      10,951
Trading assets:
 Government securities                               16,075      20,704
 Corporate debt securities                            8,678       5,648
 Equity securities                                    5,585       5,098
 Swaps, options and other derivatives                10,363      10,555
 Other trading assets                                 7,056       5,888
Total trading assets                                 47,757      47,893
Securities available for sale                         7,461       6,283
Loans                                                15,264      12,633
Allowance for credit losses                            (967)       (992)
Accounts receivable and accrued interest              3,417       4,220
Other assets                                          5,135       4,594
Total                                              $120,847    $104,002

LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                 $  2,552    $  2,687
  Foreign offices                                       647         605
Interest-bearing deposits
  Domestic offices                                    7,401       5,402
  Foreign offices                                    18,072      17,014
Total deposits                                       28,672      25,708
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                              11,020      11,092
  Equity securities                                   3,729       3,262
  Other trading liabilities                             389         473
 Swaps, options and other derivatives                10,266      11,264
Total trading liabilities                            25,404      26,091
Securities sold under repurchase agreements          23,989      15,247
Other short-term borrowings                          18,799      15,761
Accounts payable and accrued expenses                 5,252       3,931
Other liabilities                                     2,650       2,736
Long-term debt                                       10,507       9,294
Total liabilities                                   115,273      98,768

PREFERRED STOCK OF SUBSIDIARY                           250         250

STOCKHOLDERS' EQUITY
Preferred stock                                         816         865
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84          84
Capital surplus                                       1,319       1,302
Retained earnings                                     3,450       3,316
Common stock in treasury, at cost:
 1996, 2,193,093 shares;
 1995, 4,602,855 shares                                (173)       (336)
Other stockholders' equity                             (172)       (247)
Total stockholders' equity                            5,324       4,984
Total                                              $120,847    $104,002

* Unaudited
Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                        1996        1995
PREFERRED STOCK
Balance, January 1                                   $  865      $  395
Preferred stock issued                                    1         470
Preferred stock repurchased                             (50)          -
Balance, September 30                                   816         865
COMMON STOCK
Balance, January 1 and September 30                      84          84
CAPITAL SURPLUS
Balance, January 1                                    1,302       1,317
Preferred stock issuance and conversion costs             -         (17)
Common stock distributed under employee
 benefit plans                                           11           1
Preferred stock repurchased                               6           -
Balance, September 30                                 1,319       1,301
RETAINED EARNINGS
Balance, January 1                                    3,316       3,494
Net income                                              465          89
Cash dividends declared
  Preferred stock                                       (44)        (33)
  Common stock                                         (242)       (235)
Treasury stock distributed under employee benefit plans (38)        (20)
Treasury stock associated with acquisition               (7)          -
Balance, September 30                                 3,450       3,295
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (336)       (416)
Purchases of stock                                     (250)        (13)
Restricted stock granted, net                            35           9
Treasury stock distributed under employee benefit plans 168          47
Treasury stock associated with acquisition              210           -
Balance, September 30                                  (173)       (373)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                      233         160
Deferred stock awards granted, net                       67          34
Deferred stock distributed                               (1)        (16)
Balance, September 30                                   299         178
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (151)        (63)
Deferred stock awards granted, net                      (66)        (34)
Restricted stock granted, net                           (36)         (7)
Amortization of deferred compensation, net              121          42
Balance, September 30                                  (132)        (62)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (348)       (336)
Translation adjustments                                 (40)         (9)
Income taxes applicable to translation adjustments       24          (4)
Balance, September 30                                  (364)       (349)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                       19          69
Change in unrealized net gains, after applicable
 income taxes and minority interest                       6          53
Balance, September 30                                    25         122

TOTAL STOCKHOLDERS' EQUITY, SEPTEMBER 30             $5,324      $5,061

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                       1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $    465     $    89
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for credit losses                             5          21
  Provision for severance-related costs                   -          50
  Provision for policyholder benefits                   216         202
  Deferred income taxes                                 168        (141)
  Depreciation and amortization of premises
   and equipment                                        107         101
  Other, net                                            (90)        (62)
    Earnings adjusted for noncash charges and credits   871         260
Net change in:
  Trading assets                                       (429)     (3,610)
  Trading liabilities                                  (865)      4,302
  Receivables and payables from securities
   transactions                                       2,366         514
  Other operating assets and liabilities, net          (962)       (518)
Securities available for sale gains                     (51)        (29)
Net cash provided by operating activities               930         919
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks               (2,118)      1,618
  Federal funds sold                                     (2)      2,515
  Securities purchased under resale agreements       (8,766)     (4,632)
  Securities borrowed                                (3,975)     (2,700)
  Loans                                              (2,423)       (426)
Securities available for sale:
  Purchases                                          (4,161)     (3,034)
  Maturities and other redemptions                    2,327       2,413
  Sales                                                 501       1,436
Acquisitions of premises and equipment                 (135)        (94)
Other, net                                              144         (88)
Net cash used in investing activities               (18,608)     (2,992)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                            2,860        (673)
  Securities sold under repurchase agreements         9,114       1,946
  Other short-term borrowings                         2,911      (1,498)
Issuances of long-term debt                           2,553       3,210
Repayments of long-term debt                           (856)     (1,137)
Issuances of preferred stock                              -         221
Purchases of preferred stock                            (44)          -
Purchases of treasury stock                            (250)        (13)
Cash dividends paid                                    (283)       (268)
Other, net                                              139          21
Net cash provided by financing activities            16,144       1,809
Net effect of exchange rate changes on cash              22          (6)
NET DECREASE IN CASH AND DUE FROM BANKS              (1,512)       (270)
Cash and due from banks, beginning of year            2,337       1,985
Cash and due from banks, end of period             $    825     $ 1,715

Interest paid                                        $4,049      $3,618

Income taxes paid, net                                 $135        $191

Noncash investing activities                           $269         $92

Noncash financing activities:
  Conversion of debt to preferred stock                  $1        $245

Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)


                                          Three Months Ended Nine Months Ended
                                            September 30,     September 30,
                                           1996      1995      1996     1995

INTEREST REVENUE
Interest-bearing deposits with banks     $   58    $   45    $  141   $  154
Federal funds sold                           33        12        92       68
Securities purchased under
 resale agreements                          371       189       840      547
Securities borrowed                         224       204       690      574
Trading assets                              595       778     1,884    2,108
Securities available for sale
  Taxable                                   115        82       315      252
  Exempt from federal income taxes            4        13        16       44
Loans                                       269       233       740      682
Total interest revenue                    1,669     1,556     4,718    4,429
INTEREST EXPENSE
Deposits
  In domestic offices                        95        93       267      284
  In foreign offices                        244       236       707      714
Trading liabilities                         202       275       663      725
Securities sold under repurchase agreements 448       312     1,156      858
Other short-term borrowings                 291       315       799      920
Long-term debt                              141       121       422      320
Total interest expense                    1,421     1,352     4,014    3,821
NET INTEREST REVENUE                     $  248    $  204    $  704   $  608

Certain prior period amounts have been reclassified to conform to the current presentation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $176 million for the quarter ended September 30, 1996, or $1.99 primary earnings per share. In the third quarter of 1995, the Corporation earned $155 million, or $1.72 primary earnings per share.

     For the first nine months of 1996, the Corporation earned $465 million, or $5.19 primary earnings per share. The Corporation earned $89 million, or $.66 primary earnings per share in the comparable period of 1995.

ORGANIZATIONAL UNITS RESULTS

     Organizational Unit business results are determined based on the Corporation's internal management accounting process, which allocates revenue and expenses among the Organizational Units. Because the Corporation's business is complex in nature and its operations are integrated, it is impractical to segregate respective contributions of the Organizational Units with precision. As a result, estimates and subjective judgments have been made to apportion revenue and expense items. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way Bankers Trust's businesses are managed and is not necessarily comparable with similar information disclosed by other financial institutions. In order to provide comparability from one period to the next, the Corporation will restate this analysis to conform with material changes in the allocation process and/or significant changes in organizational structure.

     The following tables analyze the results by Organizational Units:


                                               Total Non-    Pretax      Net
Three Months Ended September 30, 1996 Total Net  interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                      $  231      $122      $109     $ 77
Risk Management Services                    84        80         4        3
Trading & Sales                            107        65        42       29
Investment Management                       76        70         6        4
Client Processing Services                 200       165        35       25
Australia/New Zealand                      138        77        61       43
Asia                                        30        24         6        5
Latin America                              123        94        29       20
Corporate/Other                             70       112       (42)     (30)
Total                                   $1,059      $809      $250     $176

                                               Total Non-    Pretax      Net
Three Months Ended September 30, 1995 Total Net  interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                        $184      $ 83      $101     $ 70
Risk Management Services                   107        94        13        9
Trading & Sales                            124        70        54       38
Investment Management                       64        68        (4)      (3)
Client Processing Services                 177       140        37       25
Australia/New Zealand                       97        65        32       22
Asia                                         7        26       (19)     (14)
Latin America                              123       119         4        3
Corporate/Other                             69        63         6        5
Total                                     $952      $728      $224     $155


                                               Total Non-    Pretax      Net
Nine Months Ended September 30, 1996  Total Net  interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                      $  709    $  335     $ 374    $ 263
Risk Management Services                   206       233       (27)     (18)
Trading & Sales                            292       191       101       70
Investment Management                      219       206        13        9
Client Processing Services                 590       488       102       72
Australia/New Zealand                      350       211       139       98
Asia                                        98        75        23       18
Latin America                              425       318       107       75
Corporate/Other                            169       338      (169)    (122)
Total                                   $3,058    $2,395     $ 663    $ 465


                                               Total Non-    Pretax      Net
Nine Months Ended September 30, 1995  Total Net  interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                      $  450    $  210     $ 240    $ 168
Risk Management Services                   198       242       (44)     (30)
Trading & Sales                            262       180        82       57
Investment Management                      200       206        (6)      (5)
Client Processing Services                 530       426       104       72
Australia/New Zealand                      291       191       100       69
Asia                                        59        72       (13)      (9)
Latin America                              168       323      (155)    (109)
Corporate/Other                            113       290      (177)    (124)
Total                                   $2,271    $2,140     $ 131    $  89

     The Investment Banking business produced net income of $77 million in the third quarter of 1996, compared with $70 million in the third quarter of the previous year. Net income for the first nine months of 1996 increased $95 million to $263 million. Higher revenue from corporate finance, private equity investments and real estate investment banking accounted for most of this increase from the first nine months of 1995.

     Risk Management Services produced net income of $3 million in the third quarter of 1996, down $6 million from the third quarter of 1995. For the first nine months of 1996 this unit incurred a net loss of $18 million versus a net loss of $30 million for the same period in 1995.

     Net income from the Trading & Sales business, at $29 million, was down $9 million from the third quarter of 1995. Net income for the first nine months of 1996 was $70 million versus $57 million for the comparable period in 1995. The year-over-year improvement was primarily due to strong results from arbitrage trading.

     The Corporation's Investment Management business, which for reporting purposes does not include investment management activities in Australia/NZ, reported net income of $4 million for the current quarter up $7 million from the 1995 comparable period. Net income for the first nine months of 1996 was $9 million compared to a net loss of $5 million in the first nine months of 1995. At September 30, 1996, assets under management in this organizational unit were approximately $193 billion, compared to $177 billion at September 30, 1995.

     Client Processing Services contributed $25 million of net income in the third quarter of 1996, in line with the third quarter of 1995. Net income for the first nine months of 1996 was $72 million, even with the first nine months of 1995. Total revenue for the first nine months of 1996 increased 11 percent from the comparable 1995 period, offset by higher expenses, primarily related to technology spending.

     Net income of the Australia/NZ business was $43 million in the third quarter of 1996, up $21 million from the third quarter of 1995. Virtually all major business lines in Australia/NZ improved, led by the Financial Markets Group. Net income for the first nine months of 1996 increased to $98 million from $69 million recorded for the same period in 1995. At September 30, 1996, assets under management in Australia/NZ's investment management business were approximately $25 billion, compared to $22 billion at September 30, 1995.

     Asia net income was $5 million in the third quarter of 1996, up $19 million from the third quarter of 1995. The increase from the third quarter of 1995 was primarily due to improved risk management results. Net income was $18 million for the first nine months of 1996 compared to a net loss of $9 million for the first nine months of 1995.

     Latin America net income was $20 million in the third quarter of 1996, up $17 million from the third quarter of 1995. Net income for the first nine months of 1996 was $75 million compared to a net loss of $109 million in the comparable period of 1995. The loss incurred in the first nine months of 1995 was the result of certain client risk management and trading positions that were affected by extreme volatility and illiquidity in Latin American securities markets after the Mexican peso devaluation.

     Corporate/Other, which includes unallocated portions of corporate functions, produced a net loss of $30 million in the third quarter of 1996 compared with net income of $5 million in the third quarter of 1995. The current quarter's results included a net gain after-tax of $18 million on the sale of Golden American Life Insurance Company, an indirect wholly-owned subsidiary of the Corporation acquired in satisfaction of debt in 1992. For the first nine months of 1996 the net loss was $122 million compared with a net loss of $124 million for the first nine months of 1995.


REVENUE

     The table below shows net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                         Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                          1996      1995      1996     1995
NET INTEREST REVENUE (in millions)
Book basis                                $248      $204      $704     $608
Tax equivalent adjustment                    4        11        12       35
Fully taxable basis                       $252      $215      $716     $643

AVERAGE BALANCES (in millions)
Interest-earning assets                $98,184   $82,288   $91,612  $80,651
Interest-bearing liabilities            91,015    77,668    86,892   77,002
Earning assets financed by
 noninterest-bearing funds             $ 7,169   $ 4,620   $ 4,720  $ 3,649

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets          6.78%     7.56%     6.90%    7.40%
Cost of interest-bearing liabilities      6.21      6.91      6.17     6.63
Interest rate spread                       .57       .65       .73      .77
Contribution of noninterest-bearing
 funds                                     .45       .39       .31      .30
Net interest margin                       1.02%     1.04%     1.04%    1.07%

     Net interest revenue for the third quarter of 1996 totaled $248 million, up $44 million, or 22 percent, from the third quarter of 1995.
The $44 million increase in net interest revenue was primarily due to a $51 million increase in trading-related net interest revenue, which totaled $71 million for the third quarter of 1996. Nontrading-related net interest revenue which is considered to be historically a more stable component of overall net interest revenue, totaled $177 million for the third quarter of 1996 versus $184 million for the comparable period in 1995. Net interest revenue was $704 for the first nine months of 1996, up $96 million, or 16 percent from the first nine months of 1995. Nontrading-related net interest revenue totaled $539 million for the first nine months of 1996 versus $530 for the comparable period in 1995.

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

     Combined trading revenue and trading-related net interest revenue for the third quarter of 1996 totaled $290 million, up $13 million from the third quarter of 1995. Combined trading revenue and trading-related net interest revenue for the first nine months of 1996 was $777 million, up $441 million from the $336 million reported in the first nine months of 1995.

     The table below quantifies the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.


                                                          Trading-
                                                          Related
                                                              Net
                                                 Trading Interest
(in millions)                                    Revenue  Revenue      Total
Quarter ended September 30, 1996
Interest rate risk                                $121     $ 83       $204
Foreign exchange risk                               32        -         32
Equity and commodity risk                           66      (12)        54
Total                                             $219     $ 71       $290

Quarter ended September 30, 1995
Interest rate risk                                $ 89     $ 27       $116
Foreign exchange risk                               68        -         68
Equity and commodity risk                          100       (7)        93
Total                                             $257     $ 20       $277

Nine Months ended September 30, 1996
Interest rate risk                                $354     $194       $548
Foreign exchange risk                              112        -        112
Equity and commodity risk                          146      (29)       117
Total                                             $612     $165       $777

Nine Months ended September 30, 1995
Interest rate risk                                $ 42     $117       $159
Foreign exchange risk                               30        -         30
Equity and commodity risk                          186      (39)       147
Total                                             $258     $ 78       $336

                 Third Quarter 1996 vs. Third Quarter 1995

     Interest Rate Risk - The increase in combined trading and trading-related net interest revenue was primarily due to a strong interest rate trading environment in the third quarter of 1996 as a result of the general rally in rates and a tightening to a historically low level of Corporate to Treasury spreads. Also contributing to the increase was strong performance from the Firm's activities in Australia.

     Foreign Exchange Risk - Foreign exchange risk revenue declined from the third quarter of 1995, as reduced spreads negatively affected this category. This decline was partially offset by improved performance in Latin American and Asian foreign exchange markets.

     Equity and Commodity Risk - Total trading and trading-related net interest revenue declined compared to the same period last year due to a decline in equity related products in the Risk Management Services, Trading & Sales and Investment Banking Organizational Units.


                   Nine Months 1996 vs. Nine Months 1995

     Interest Rate Risk - The increase in revenue was principally due to a rebound in the Firm's activities in Latin America as 1995 was characterized by heightened volatility in interest rates coupled with liquidity problems in the emerging markets of Latin America.

     Foreign Exchange Risk - Trading revenue improved compared to the same period last year due to improved performance in Australian, Asian and Latin American foreign exchange markets. The first half of 1995 was affected by global volatility in foreign exchange markets during which the dollar fell to record lows against the Japanese Yen and German Mark.

     Equity and Commodity Risk - Total trading and trading related net interest revenue declined compared to the same period last year due to losses incurred in the commodity derivatives books when copper prices dropped sharply.

     Shown below is a comparison of the components of noninterest revenue (excluding trading).

                             Quarter Ended           Nine Months Ended
                            September 30, Increase    September 30, Increase
(in millions)              1996     1995 (Decrease)   1996    1995 (Decrease)

Fiduciary & funds management
 revenue                   $196     $174     $ 22   $  577  $  511     $ 66
Corporate finance fees      119       74       45      341     273       68
Other fees and commissions:
  Service charges on deposit
   accounts                  16       18       (2)      49      54       (5)
  Transaction processing
   fees                      38       34        4      112     103        9
  Other                      32       26        6       94      78       16
Total other fees
  & commissions              86       78        8      255     235       20
Net revenue from equity
 investment transactions     74       85      (11)     167     124       43
Securities available for sale
 gains                       11       10        1       51      29       22
Insurance premiums           52       64      (12)     177     176        1
Other                        54       13       41      179      78      101
Total noninterest revenue
 (excluding trading)       $592     $498     $ 94   $1,747  $1,426     $321

                 Third Quarter 1996 vs. Third Quarter 1995

     Fiduciary and funds management revenue totaled $196 million for the third quarter of 1996, up $22 million, or 13 percent, from the comparable period last year. Virtually all major activities within this category contributed to the year-over-year increase.

     Corporate finance fees of $119 million increased by $45 million, or 61 percent, from the same period last year, mostly due to higher revenue from financial advisory, commercial banking and merger and acquisition activities. Other fees and commissions totaled $86 million, an increase of $8 million, or 10 percent, compared with last year's comparable period.

     Net revenue from equity investment transactions was $74 million, down $11 million from the prior year's comparable period. The third quarter of 1995 included a $62 million pre-tax gain on the sale of a portion of the Corporation's merchant banking investment in Northwest Airlines
Corporation.

     All other noninterest revenue totaled $117 million, up $30 million from the prior year's third quarter. Contributing to this increase was a gain on the sale of Golden American Life Insurance Company, an indirect wholly-owned subsidiary of the Corporation acquired in satisfaction of debt in 1992.


             Nine Months Ended 1996 vs. Nine Months Ended 1995

     Fiduciary and funds management fees of $577 million, increased $66 million, or 13 percent, from the first nine months of 1995. Virtually all major activities within this category contributed to the increased revenues.

     Corporate finance fees totaled $341 million, an increase of $68 million, or 25 percent from the first nine months of 1995. Increased revenue was due to securities underwriting, commercial banking and financial advisory activities. Other fees and commissions totaled $255 million, up $20 million, or 9 percent compared to last year's first nine months.

     Net revenue from equity investment transactions was $167 million, up $43 million from the first nine months of 1995. This increase was attributable primarily to activities within the Corporate Finance and Private Equity Investment Units of Investment Banking.

     All other noninterest revenue totaled $407 million, up $124 million from the first nine months of 1995. Contributing to this increase were gains on the sale of Compensa, the smaller of the Corporation's two Chilean insurance subsidiaries, and on the sale of Golden American Life Insurance Company.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

     No provision for credit losses was required for the third quarter of 1996 compared with $7 million for the prior year's third quarter. Net charge-offs for the third quarter were $5 million, compared with $218 million a year ago. The current quarter's net charge-offs included $16 million of net charge-offs related to settlements of old leveraged derivative transactions.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                           Quarter Ended  Nine Months Ended
                                           September 30,      September 30,
Allowance for credit losses               1996      1995      1996     1995

Balance, beginning of period              $972    $1,243      $992   $1,252
Net charge-offs
  Charge-offs                               19       223        68      270
  Recoveries                                14         5        38       29
Total net charge-offs*                       5       218        30      241
Provision for credit losses                  -         7         5       21
Balance, end of period                    $967    $1,032      $967   $1,032

*Components:
   Secured by real estate                  $(1)     $  9       $ -     $ 12
   Real estate related                      (1)        -         3        2
   Highly leveraged                         (5)        6        18       28
   Other                                    14       203        15      207
   Refinancing country                      (2)        -        (6)      (8)
Total                                      $ 5      $218       $30     $241


     The allowance for credit losses, at $967 million at September 30, 1996, was down $5 million from its level at June 30, 1996. The allowance was equal to 198 percent, 170 percent, and 133 percent of total cash basis loans at September 30, 1996, June 30, 1996, and December 31, 1995, respectively. The Corporation believes that its allowance must be viewed in its entirety and therefore is available for potential credit losses in its entire portfolio, including loans, credit-related commitments, derivatives and other financial instruments.

     In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's entire portfolio.

     The recorded investment in loans that was considered to be impaired under SFAS 114 was $577 million and $844 million which consisted of total cash basis loans and renegotiated loans at September 30, 1996 and December 31, 1995, respectively. Included in these amounts were $246 million and $458 million of loans for which the related valuation allowance was $56 million and $90 million at these dates, respectively.


EXPENSES

                 Third Quarter 1996 vs. Third Quarter 1995

     Total noninterest expenses of $809 million increased by $81 million, or 11 percent, from the third quarter of 1995. Incentive compensation and employee benefits increased $41 million while salaries expense increased $33 million primarily due to annual pay increases, as well as an increase in the average number of employees. All other expenses totaled $352 million for the quarter, up $7 million, or 2 percent, from last year's third quarter.


                   Nine Months 1996 vs. Nine Months 1995

     Total noninterest expenses of $2.395 billion for the first nine months of 1996 increased by $255 million, or 12 percent from the first nine months of 1995. Incentive compensation and employee benefits expense increased $235 million, mostly due to higher bonus expense reflecting improved earnings. Salaries expense increased $34 million in the first nine months of 1996 primarily due to higher average salaries as well as an increase in the average number of employees. All other expenses totaled $1.073 billion for the first nine months of 1996, down $14 million, or 1 percent from last year's comparable period. The first nine months of 1995 included a $50 million pre-tax provision for severance-related costs.



INCOME TAXES

     Income tax expense for the third quarter of 1996 amounted to $74 million, compared with $69 million for the third quarter of 1995. For the first nine months of 1996, income tax expense was $198 million compared with $42 million for the first nine months of 1995. The effective tax rate was 30 percent for both the quarter and nine months ended September 30, 1996 compared with 31 percent and 32 percent for the quarter and nine months ended September 30, 1995.

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price if it is higher than the average market price. At no time during the three month and nine month periods ended September 30, 1996 and 1995 did the Corporation have outstanding any securities which were convertible into the Parent Company's common stock.

     Overall earnings per share of $1.99 included partially offsetting items that produced a net increase of $0.02 per share. During the quarter the Corporation purchased $50 million of its Series Q and Series R preferred stock at a discount, which is reflected as an increase in earnings per share of $0.08. Offsetting this increase is a reduction in earnings per share of approximately $0.06 due to a net increase of common shares primarily issued in connection with the purchase of Wolfensohn. During the quarter the Corporation announced its authorization to repurchase up to three million shares of its common stock, in addition to its previously announced program to repurchase shares issued under employee stock option and award plans.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):

                                           Quarter Ended    Nine MonthsEnded
                                           September 30,       September 30,
                                           1996      1995      1996     1995
Net income applicable to common stock      $168      $139      $428      $53

Average number of common shares
 outstanding                             79.731    78.423    78.356   78.362

Average common and common equivalent shares
 outstanding - primary                   84.442    81.039    82.416   80.788

Average common and common equivalent shares
 outstanding assuming full dilution      84.885    81.403    82.935   80.987

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                              CONDENSED AVERAGE BALANCE SHEETS
                                                            (in millions)
                                                  3rd Qtr 2nd Qtr    4th Qtr
                                                   1996     1996      1995

ASSETS
  Interest-earning
    Interest-bearing deposits with banks       $  3,301 $  2,114   $  3,624
    Federal funds sold                            2,389    2,318      2,387
    Securities purchased under resale
     agreements                                  26,342   21,636     15,167
    Securities borrowed                          14,847   15,820     13,817
    Trading assets                               30,687   29,376     31,926
    Securities available for sale
      Taxable                                     5,730    5,480      5,206
      Exempt from federal income taxes            1,075    1,201      1,365
        Total securities available for sale       6,805    6,681      6,571
  Loans
    In domestic offices                           7,192    7,106      7,199
    In foreign offices                            6,621    5,951      5,624
        Total loans                              13,813   13,057     12,823
    Total interest-earning assets                98,184   91,002     86,315
Noninterest-earning
  Cash and due from banks                         1,233    1,210      1,972
  Noninterest-earning trading assets             16,180   17,425     17,858
  All other assets                                8,773    9,104      9,736
  Allowance for credit losses                      (972)    (989)    (1,028)
Total                                          $123,398 $117,752   $114,853

LIABILITIES
  Interest-bearing
    Interest-bearing deposits
      In domestic offices                      $  6,927 $  6,039   $  5,788
      In foreign offices                         16,852   15,861     18,404
        Total interest-bearing deposits          23,779   21,900     24,192
    Trading liabilities                          11,744   12,178     12,599
    Securities sold under repurchase agreements  27,765   28,554     22,680
    Other short-term borrowings                  17,156   13,677     15,960
    Long-term debt                               10,571   10,393      8,904
      Total interest-bearing liabilities         91,015   86,702     84,335
  Noninterest-bearing
    Noninterest-bearing deposits                  3,142    3,034      3,606
    Noninterest-bearing trading liabilities      15,576   15,118     15,392
    All other liabilities                         8,106    7,526      6,240
      Total liabilities                         117,839  112,380    109,573

PREFERRED STOCK OF SUBSIDIARY                       250      250        250

STOCKHOLDERS' EQUITY
  Preferred stock                                   864      866        865
  Common stockholders' equity                     4,445    4,256      4,165
Total stockholders' equity                        5,309    5,122      5,030
Total                                          $123,398 $117,752   $114,853

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

                Third Quarter 1996 vs. Second Quarter 1996

     The Corporation's average total assets amounted to $123.4 billion for the third quarter of 1996, an increase of $5.6 billion, or 5 percent, from the second quarter of 1996. Average interest-earning assets increased $7.2 billion, or 8 percent, and the proportion of interest-earning assets to total assets increased from 77 percent to 80 percent. The increase in interest-earning assets was primarily due to increases in securities purchased under resale agreements (up $4.7 billion, or 22 percent), trading assets (up $1.3 billion or 4 percent) and interest-bearing deposits with banks (up $1.2 billion, or 56 percent), offset in part by a decrease in securities borrowed (down $973 million, or 6 percent). Interest-earning trading assets, as a percentage of total assets remained constant at 25 percent. Noninterest-earning trading assets declined $1.2 billion, or 7 percent, from the second quarter of 1996.

     Average total liabilities increased $5.5 billion, or 5 percent from the second quarter of 1996. Within interest-bearing liabilities, increases in other short-term borrowings (up $3.5 billion, or 25 percent and total interest-bearing deposits (up $1.9 billion, or 9 percent) were offset in part by a decrease in securities sold under repurchase agreements (down $789 million, or 3 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities remained constant at 49 percent.


                Third Quarter 1996 vs. Fourth Quarter 1995

     The Corporation's average total assets for the third quarter of 1996 increased $8.5 billion, or 7 percent from the fourth quarter of 1995. Average interest-earning assets increased $11.9 billion, or 14 percent, and the proportion of interest-earning assets to total assets increased from 75 percent to 80 percent. The increase in interest-earning assets was primarily due to increases in securities purchased under resale agreements (up $11.2 billion, or 74 percent), securities borrowed (up $1.0 billion, or 7 percent) and total loans (up $1.0 billion or 8 percent), offset in part by a decrease in trading assets (down $1.2 billion, or 4 percent). Interest-earning trading assets, as a percentage of total assets, declined from 28 percent to 25 percent. Noninterest-earning trading assets declined $1.7 billion, or 9 percent, from the fourth quarter of 1995.

     Average total liabilities increased $8.3 billion, or 8 percent from the fourth quarter of 1995. Within interest-bearing liabilities, increases in securities sold under repurchase agreements (up $5.1 billion, or 22 percent, long-term debt (up $1.7 billion or 19 percent) and other short-term borrowings (up $1.2 billion, or 7 percent) were offset in part by a decrease in trading liabilities (down $855 million, or 7 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities increased from 46 percent to 49 percent.

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions):


                                           September 30, June 30,December 31,
                                                   1996     1996        1995

Fair value                                       $7,461   $6,851     $6,283
Amortized cost                                    7,382    6,818      6,204
Excess of fair value over
 amortized cost *                                $   79   $   33     $   79

* Components:
    Unrealized gains                               $158     $113      $ 182
    Unrealized losses                               (79)     (80)      (103)
                                                   $ 79     $ 33      $  79


                              Long-term Debt

     During the third quarter of 1996, the Corporation obtained $535 million of cash proceeds from the issuances of long-term debt and repaid $493 million of long-term debt. The larger of these debt issuances were as follows (in millions):


                                                             Face Amount
Parent Company
6 5/8% Notes due July 30, 1999                                      $250


BT Securities Corporation
Senior Subordinated Floating Rate Notes due 1999                    $200


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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                          At September 30,     Average During
                                                1996           3rd Qtr. 1996
                                                 (Liabi-             (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                       $ 15,131  $(14,009)$ 13,689  $(13,198)
Interest Rate Contracts
  Forwards                                  54       (44)      48       (46)
  Options purchased                      1,100              1,001
  Options written                                 (1,258)            (1,287)
Foreign Exchange Rate Contracts
  Spot and Forwards                      7,538    (8,566)   6,665    (8,025)
  Options purchased                        978                854
  Options written                                 (1,013)              (943)
Equity-related contracts                 2,185    (2,063)   2,000    (2,257)
Commodity-related and other contracts      588      (632)     517      (596)

Exchange-Traded Options
Interest Rate                                2        (6)       4        (9)
Foreign exchange                             -         -        1         -
Equity                                     251      (139)     163       (72)
Total Gross Fair Values                 27,827   (27,730)  24,942   (26,433)
Impact of Netting Agreements           (17,464)   17,464 (15,160)    15,160

                                      $ 10,363(1)          $9,782

                                                $(10,266)(1)       $(11,273)

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

     Total net end-user derivative unrealized gains were $17 million and $212 million at September 30, 1996 and December 31, 1995, respectively. The $195 million decrease during the first nine months of 1996 was primarily due to increases in long-term interest rates.

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



                                                  Other       Net invest-
                                                  short-        ments in
             Securities                Interest-  term   Long-  foreign
(in millions) available         Other  bearing   borrow- term   subsi-
Sept. 30, 1996 for sale Loans  assets deposits   ings    debt   diaries Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain $1    $  -     $-     $ 42      $ -  $205       $- $ 248
   Unrealized
   (Loss)           -      (5)     -      (39)      (9)  (89)       -  (142)
  Pay Variable Net  1      (5)     -        3       (9)  116        -   106
  Pay Fixed
   Unrealized Gain  5       -      -       17        -    15        -    37
   Unrealized
   (Loss)         (42)     (9)     -      (45)       -    (4)       -  (100)
  Pay Fixed Net   (37)     (9)     -      (28)       -    11        -   (63)
  Total Unrealized
   Gain             6       -      -       59        -   220        -   285
  Total Unrealized
   (Loss)         (42)    (14)     -      (84)      (9)  (93)       -  (242)
  Total Net      $(36)   $(14)    $-     $(25)     $(9) $127       $- $  43

Forward Rate Agreements
  Unrealized Gain  $-      $-     $-      $ 1       $-    $-       $-   $ 1
  Unrealized (Loss) -       -      -       (1)       -     -        -    (1)
  Net              $-      $-     $-      $ -       $-    $-       $-   $ -

Currency Swaps and Forwards
  Unrealized Gain  $-      $-     $1      $23      $ -  $ 21     $ 23  $ 68
  Unrealized (Loss) -       -      -       (3)      (2)  (48)     (34)  (87)
  Net              $-      $-     $1      $20      $(2) $(27)    $(11) $(19)

Other Contracts (1)
  Unrealized Gain $ -      $-    $ -       $-       $-    $-       $-   $ -
  Unrealized
   (Loss)          (4)      -     (3)       -        -     -        -    (7)
  Net             $(4)     $-    $(3)      $-       $-    $-       $-   $(7)

Total Unrealized
 Gain            $  6    $  -    $ 1     $ 83     $  - $ 241     $ 23 $ 354
Total Unrealized
 (Loss)           (46)    (14)    (3)     (88)     (11) (141)     (34) (337)
Total Net        $(40)   $(14)   $(2)    $ (5)    $(11)$ 100     $(11)$  17

(1) Other contracts are principally equity swaps and collars.


                                                Other       Net invest-
                                                short-        ments in
             Securities               Interest- term   Long-  foreign
(in millions) available        Other  bearing   borrow term    subsi-
Dec. 31, 1995 for sale  Loans assets deposits   ings   debt    diaries Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain$  -    $ -     $-     $132      $ 4  $339       $- $ 475
   Unrealized
   (Loss)            -     (5)     -       (7)      (1)  (24)       -   (37)
  Pay Variable Net   -     (5)     -      125        3   315        -   438
  Pay Fixed
   Unrealized Gain   -      -      -       11        -    14        -    25
   Unrealized
   (Loss)          (88)     -      -      (82)      (1)  (21)       -  (192)
  Pay Fixed Net    (88)     -      -      (71)      (1)   (7)       -  (167)
  Total Unrealized
   Gain              -      -      -      143        4   353        -   500
  Total Unrealized
   (Loss)          (88)    (5)     -      (89)      (2)  (45)       -  (229)
  Total Net       $(88)   $(5)    $-     $ 54      $ 2  $308       $- $ 271

Forward Rate Agreements
  Unrealized Gain   $-     $-     $-      $ 1       $-    $-       $-   $ 1
  Unrealized (Loss)  -      -      -       (1)       -     -        -    (1)
  Net               $-     $-     $-      $ -       $-    $-       $-   $ -

Currency Swaps and Forwards
  Unrealized Gain   $-     $-     $1     $ 17      $ -  $ 20     $ 14  $ 52
  Unrealized (Loss)  -      -      -      (12)      (1)  (48)     (30)  (91)
  Net               $-     $-     $1     $  5      $(1) $(28)    $(16) $(39)

Other Contracts (1)
  Unrealized Gain  $ -     $-   $  1       $-       $-    $-       $-  $  1
  Unrealized (Loss) (5)     -    (16)       -        -     -        -   (21)
  Net              $(5)    $-   $(15)      $-       $-    $-       $-  $(20)

Total Unrealized
 Gain             $  -    $ -   $  2    $ 161      $ 4  $373     $ 14 $ 554
Total Unrealized
 (Loss)            (93)    (5)   (16)    (102)      (3)  (93)     (30) (342)
Total Net         $(93)   $(5)  $(14)   $  59      $ 1  $280     $(16)$ 212

(1) Other contracts are principally equity swaps and collars.
    Certain amounts have been reclassified to conform to the current presentation.

     For paying variable and paying fixed interest rate swaps entered into as an end user, the weighted average receive rate and weighted average pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):

At September 30, 1996
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1996            $20,080    5.58%    5.49%  $2,581    5.71%    5.84% $22,661

1997-1998        20,493    5.73     5.54    4,560     4.90    5.93   25,053

1999-2000         5,385    6.32     5.88    1,298     3.60    4.94    6,683

2001 and
 thereafter       5,841    6.49     5.59      891     5.36    7.22    6,732
Total           $51,799                    $9,330                   $61,129

All rates were those in effect at September 30, 1996. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



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

     Based on their respective regulatory capital ratios as of September 30, 1996, both Bankers Trust Company ("BTCo") and Bankers Trust (Delaware) are well capitalized, as defined in the regulations issued by the FRB and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

     The table below presents the regulatory capital ratios of Bankers Trust New York Corporation and BTCo at September 30, 1996 and December 31, 1995, along with the FRB's minimum regulatory guidelines. All of these regulatory capital ratios exclude any impact of the securities valuation allowance which is determined in accordance with SFAS 115.

                                                                        FRB
                                                                    Minimum
                                       September 30, December 31, Regulatory
                                                1996         1995 Guidelines
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                                8.0%         8.5%       4.0%
  Total Capital                                12.7%        13.9%       8.0%
Leverage Ratio                                  5.3%         5.1%       3.0%

BTCo
Risk-Based Ratios
  Tier 1 Capital                                9.1%         9.5%       4.0%
  Total Capital                                12.2%        12.8%       8.0%
Leverage Ratio                                  5.5%         5.1%       3.0%


     The following were the essential components of the Corporation's and BTCo's risk-based capital ratios (in millions):

                                              September 30, December 31,
                                                        1996        1995

Corporation
Tier 1 Capital                                        $4,770      $4,512
Tier 2 Capital                                         2,781       2,858
Total Capital                                         $7,551      $7,370

Total risk-weighted assets                           $59,397     $53,021

                                               September 30,December 31,
                                                        1996        1995

BTCo
Tier 1 Capital                                        $4,712      $4,394
Tier 2 Capital                                         1,631       1,532
Total Capital                                         $6,343      $5,926

Total risk-weighted assets                           $52,012     $46,389

     Comparing September 30, 1996 to December 31, 1995, the Corporation's Tier 1 Capital and Total Capital ratios declined by 50 basis points and 120 basis points, respectively, as a result of the increase in total risk-weighted assets. The Corporation's total risk-weighted assets at September 30, 1996 were $6.376 billion higher than at year-end 1995. The Leverage Ratio increased by 20 basis points at September 30, 1996 compared to December 31, 1995 primarily as a result of an increase in Tier 1 Capital. These factors were also the causes for the variances in BTCo's Capital and Leverage ratios.


PREFERRED STOCK

     During the third quarter of 1996, the Parent Company purchased $50 million of its Adjustable Rate Cumulative Preferred Stock, Series Q and Series R at a discount of $6 million.


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

     Most of the Corporation's assets are highly liquid and of high credit quality. The Corporation maintains excess liquidity through its base of liquid assets. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading assets are marked to market daily and primarily consist of U.S. government and agency securities, state and municipal securities, foreign government obligations, and money market instruments. The Corporation's liquid assets amounted to $98.0 billion and $93.5 billion as of September 30, and June 30, 1996, and $83.5 billion as of December 31, 1995, which equaled 80 percent, 81 percent, and 80 percent of gross total assets at those dates respectively.


                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 6.

     Cash and due from banks decreased $1.5 billion during the first nine months of 1996, as the net cash used in investing activities exceeded the sum of the net cash provided by financing and operating activities. The $18.6 billion of net cash used in investing activities was mostly attributable to the net changes in securities purchased under resale agreements ($8.8 billion), securities borrowed ($4.0 billion), and loans ($2.4 billion), as well as purchases of securities available for sale ($4.2 billion), offset in part by maturities and other redemptions of securities available for sale ($2.3 billion). The $16.1 billion of net cash provided by financing activities was primarily the result of increases in the net changes in securities sold under repurchase agreements ($9.1 billion), other short-term borrowings ($2.9 billion) and deposits ($2.9 billion), as well as issuances of long-term debt ($2.6 billion), partially offset by repayments of long-term debt ($856 million). The increase in net cash provided by operating activities was mostly due to an increase in the net change in receivables and payables from securities transactions ($2.4 billion), offset in part by a decrease in other operating assets and liabilities, net ($962 million).

     Cash and due from banks decreased $270 million during the first nine months of 1995, as the net cash used in investing activities exceeded the sum of the net cash provided by financing and operating activities. Within the investing activities category, cash outflows from net changes in securities purchased under resale agreements ($4.6 billion), securities borrowed($2.7 billion) and purchases of securities available for sale ($3.0 billion) were offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($3.8 billion) as well as net changes in federal funds sold ($2.5 billion). The $1.8 billion of net cash provided by financing activities was largely the result of cash inflows from the issuances of long-term debt ($3.2 billion) and net changes in securities sold under repurchase agreements ($1.9 billion) offset in part by cash outflows from the net changes in other short-term borrowings ($1.5 billion) and repayments of long-term debt ($1.1 billion). The $919 million of net cash provided by operating activities primarily resulted from a $692 million net change in trading assets and liabilities.

                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at September 30, 1996 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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


By Repricing Interval                                           Non-
                                                            interest-
                               Within   1 - 5       After   bearing
(in billions) Sept. 30, 1996  1 year   years      5 years     funds   Total
Assets                        $ 89.2     $ 4.7     $ 2.4    $ 24.5  $ 120.8
Liabilities, preferred stock
 of subsidiary and preferred
 stock                         (83.2)     (4.6)     (3.4)    (25.1)  (116.3)
Common stockholders' equity        -        -         -       (4.5)    (4.5)
Effect of off-balance sheet
 hedging instruments            (8.8)      5.8       3.0         -        -
Interest rate sensitivity gap $ (2.8)    $ 5.9     $ 2.0    $ (5.1) $     -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                               September 30,December 31,
                                                       1996        1995
CASH BASIS LOANS
  Domestic
    Commercial and industrial                          $118        $263
    Secured by real estate                              233         297
    Financial institutions                                -          10
Total domestic                                          351         570
  International
    Commercial and industrial                            73         106
    Secured by real estate                               58          65
    Financial institutions                                4           3
    Lease financing                                       2           -
Total international                                     137         174
Total cash basis loans                                 $488        $744

Ratio of cash basis loans to total loans                3.2%        5.9%

Ratio of allowance for credit losses to cash
 basis loans                                            198%        133%

RENEGOTIATED LOANS
Secured by real estate                                  $89        $ 88
Other                                                     -          12
Total renegotiated loans                                $89        $100

OTHER REAL ESTATE                                      $220        $259

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                      $13         $66
Other                                                     -           1
Total other nonperforming assets                        $13         $67

Loans 90 days or more past due and still
 accruing interest                                       $-         $26

     An analysis of the changes in the Corporation's total cash basis loans during the first nine months of 1996 follows (in millions).

Balance, December 31, 1995                                       $ 744
Net transfers to cash basis loans                                   22
Net paydowns                                                      (162)
Charge-offs                                                        (68)
Transfers to other real estate                                      (7)
Other                                                              (41)
Balance, September 30, 1996                                      $ 488


     The Corporation's total cash basis loans amounted to $488 million at September 30, 1996, down $256 million, or 34 percent, from December 31, 1995.

     This decline is attributable to collections and charge-offs in connection with the settlement of old derivative transactions ($78 million) as well as decreases in loans secured by real estate ($71 million) and various commercial and industrial loans ($101 million). Also within cash basis loans, loans secured by real estate were $291 million and $362 million at September 30, 1996 and December 31, 1995, respectively. Commercial and industrial loans to highly leveraged borrowers were $99 million and $153 million at September 30, 1996 and December 31, 1995, respectively. Within cash basis loans, leveraged derivative contracts were $42 million and $104 million at September 30, 1996 and December 31, 1995, respectively. Based on an analysis of the potential outcome of the remaining outstanding issues relating to leveraged derivative transactions, management continues to believe that the expected financial impact should be covered by existing reserves.

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

                                                          Nine Months Ended
                                                             September 30,
(in millions)                                           1996        1995
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                        $31         $50
  Less, interest, net of reversals, recognized
   in interest revenue                                     5           7
Reduction of interest revenue                             26          43
International Loans
  Gross amount of interest that would have
   been recorded at original rate                          8          13
  Less, interest, net of reversals, recognized
   in interest revenue                                     -           -
Reduction of interest revenue                              8          13
Total reduction of interest revenue                      $34         $56


HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow are generally based on the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1995 Annual Report on Form 10-K, on page 57, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                  September 30,  December 31,
(in millions)                                           1996        1995
Loans
  Senior debt                                         $1,266      $1,105
  Subordinated debt                                       71          68
Total loans                                           $1,337      $1,173

Unfunded commitments
  Commitments to lend                                   $462        $539
  Letters of credit                                      109         263
Total unfunded commitments                              $571        $802

Equity investments                                      $673        $648

Commitments to invest                                   $273        $289

     The Corporation's outstanding loans were to 106 separate borrowers in 41 separate industry groups at September 30, 1996, compared to 97 separate borrowers in 38 separate industry groups at December 31, 1995. There were no industry concentrations which exceeded 10 percent of total HLT loans outstanding at September 30, 1996.

     In addition to the amounts shown in the table above, at September 30, 1996, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $843 million (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first nine months of 1996, the Corporation originated $3.2 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding for the portfolio at September 30, 1996 was less than $13 million. However, at September 30, 1996, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 6 separate highly leveraged borrowers.

     At September 30, 1996, $99 million of the HLT loan portfolio was on a cash basis. In addition, $6 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $18 million of HLT loans were recorded in the first nine months of 1996. In addition, the Corporation recorded a net gain of $101 million in connection with the sales and/or write-offs of its equity investments in highly leveraged companies during the first nine months of 1996.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $80 million during the first nine months of 1996 and that as of September 30, 1996, approximately $19 million of fees were deferred and will be recognized as future revenue.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

          (99) Additional Exhibits

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed four reports on Form 8-K during the quarter ended September 30, 1996.

         - The report dated July 18, 1996, filed the Corporation's Press Release dated July 18, 1996, which announced earnings for the quarter ended June 30, 1996.

         - The report dated July 22, 1996, announced the filing of the Corporation's Registration Statement on Form S-3 to register three million shares of its Common Stock which will be issued in connection with the merger of Wolfensohn & Co., Inc., with and into BT Securities Corporation, a wholly-owned subsidiary of the Corporation. In addition, the Board of Directors of the Corporation approved the repurchase of up to three million shares of the Corporation's Common Stock over the next year.

         - The report dated July 26, 1996, filed the Corporation's opinion of counsel delivered in connection with the issuance of the Corporation's 6-5/8% Notes due July 30, 1999.

         - The report dated August 1, 1996, filed the Corporation's Press Release dated August 1, 1996, which announced that Wolfensohn & Co., Inc. has merged with Bankers Trust.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1996.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: GEOFFREY M. FLETCHER
                                       Geoffrey M. Fletcher
                                       Senior Vice President and
                                       Principal Accounting Officer













                    BANKERS TRUST NEW YORK CORPORATION
                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               EXHIBIT INDEX




 (4) Instruments Defining the Rights of Security
      Holders, Including Indentures

       (v) -   Long-Term Debt Indentures                              (a)

(10) Material Contracts

       iii (a) Management Contracts and Compensation Plans

               (1)  Employment Agreement for David Marshall
               (2)  Consulting Agreement with Paul Volcker
               (3)  BT Investments (Australia) Limited Group Notional
                     Equity Participation Plan, as amended

(12) Statement re Computation of Ratios

       (a) -   Computation of Consolidated Ratios of
               Earnings to Fixed Charges

       (b) -   Computation of Consolidated Ratios of
               Earnings to Combined Fixed Charges and
               Preferred Stock Dividend Requirements

(27) Financial Data Schedule

(99)   (i) Additional Exhibits

               (1) Organizational Units Results for the three months ended March 31, June 30, September 30, and December 31, 1995 and the three months ended March 31, June 30, and September 30, 1996.



[FN]
(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust New York Corporation or its subsidiaries.