Form 10-K
period 1996-12-31
BANKERS TRUST NEW YORK CORP
filed 1997-03-06
CIK 9749

BANKERS TRUST NEW YORK CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Pages 1-35 represent portions of the 1996 Annual Report to Stockholders which are not required by the Form 10-K report and are not "filed" as part of the Form 10-K.

The Form 10-K cover page and cross reference index are on pages 113 and 114, respectively.

TABLE 1 FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per share data)                                 1996        1995           1994        1993          1992
--------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
  Net interest revenue (book basis)                                $    966     $    817       $ 1,172      $ 1,314      $ 1,147
  Noninterest revenue                                                 3,199        2,423         2,473        3,364        2,331

  Income before cumulative effects of accounting changes           $    612     $    215       $   615      $ 1,070      $   639
  Cumulative effects of accounting changes                               --           --            --          (75)         446
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                       $    612     $    215       $   615      $   995      $ 1,085
================================================================================================================================
PER COMMON SHARE
  Primary Earnings Per Share
    Income before cumulative effects of accounting changes         $   6.78     $   2.03       $  7.17      $ 12.40      $  7.23
    Cumulative effects of accounting changes                             --           --            --         (.89)        5.30
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                       $   6.78     $   2.03       $  7.17      $ 11.51      $ 12.53
================================================================================================================================
  Fully Diluted Earnings Per Share
    Income before cumulative effects of accounting changes         $   6.74     $   2.02       $  7.17      $ 12.29      $  7.22
    Cumulative effects of accounting changes                             --           --            --         (.88)        5.29
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                       $   6.74     $   2.02       $  7.17      $ 11.41      $ 12.51
================================================================================================================================
  Cash dividends declared                                          $   4.00     $   4.00       $  3.70      $  3.24      $  2.88
    --as a percentage of net income (1)                                  59 %        198 %          52 %         26 %         40 %
  Book value, end of year                                             53.27        50.58         53.67        51.90        43.23
  Market price
    High                                                                 90 7/8       72            84 5/8       83 1/2       70 1/8
    Low                                                                  61           49 3/4        54 3/4       65 3/4       50
    End of year                                                          86 1/4       66 1/2        55 3/8       79 1/8       68 1/2
  Price/earnings ratio, end of year (1)                                12.7 x       32.8 x         7.7 x        6.4 x        9.5 x
  Cash dividend yield, end of year                                      4.6 %        6.0 %         7.2 %        4.5 %        4.6 %

AT YEAR END
  Total assets                                                     $120,235     $104,002       $97,016      $92,082      $72,886
  Long-term debt not included in risk-based capital                   8,533        6,934         4,230        3,219        2,286
  Long-term debt included in risk-based capital                       2,576        2,360         2,225        2,378        1,706
  Mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest
    debentures included in risk-based capital                           730           --            --           --           --
  Preferred stock of subsidiary                                         250          250           250          250           --
  Preferred stock (Corporation)                                         810          865           395          250          500
  Common stockholders' equity                                         4,424        4,119         4,309        4,284        3,621
  Total stockholders' equity                                          5,234        4,984         4,704        4,534        4,121

PROFITABILITY RATIOS
  Return on average common stockholders' equity (1)                    12.9 %        4.0 %        13.5 %       26.3 %       19.5 %
  Return on average total stockholders' equity (1)                     11.8 %        4.4 %        13.0 %       25.0 %       17.7 %
  Return on average total assets (1)                                    .51 %        .20 %         .59 %       1.25 %        .86 %

CAPITAL RATIOS
  Common stockholders' equity to total assets, end of year              3.7 %        4.0 %         4.4 %        4.7 %        5.0 %
  Total stockholders' equity to total assets, end of year               4.4 %        4.8 %         4.8 %        4.9 %        5.7 %
  Average total stockholders' equity to average total assets            4.4 %        4.4 %         4.5 %        4.9 %        5.4 %
  Bankers Trust New York Corporation:
    Risk-Based Capital Ratios
        Tier 1 Capital (2)                                              8.7 %        8.5 %         9.1 %        8.5 %        7.7 %
        Total Capital (2)                                              13.7 %       13.9 %        14.8 %       14.5 %       13.6 %
    Leverage Ratio (2)                                                  5.5 %        5.1 %         5.3 %        6.3 %        6.1 %
  Bankers Trust Company:
    Risk-Based Capital Ratios
        Tier 1 Capital (2)                                              9.3 %        9.5 %         9.9 %        9.4 %        8.0 %
        Total Capital (2)                                              12.9 %       12.8 %        12.9 %       13.0 %       12.0 %
    Leverage Ratio (2)                                                  5.3 %        5.1 %         5.9 %        6.0 %        5.6 %

EMPLOYEES, AT DECEMBER 31
  In domestic offices                                                 8,413        7,760         8,258        8,300        8,096
  In foreign offices                                                  6,815        6,309         6,271        5,271        4,821
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                            15,228       14,069        14,529       13,571       12,917
================================================================================================================================

(1) These figures exclude the cumulative effects of accounting changes recorded in 1993 and 1992.
(2) Regulatory capital ratios at December 31, 1992 were not restated in connection with the adoption, retroactive to January 1, 1992, of SFAS 109.

               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

================================================================================
FINANCIAL REVIEW
================================================================================

Management's discussion and analysis of Bankers Trust New York Corporation's results of operations and financial condition appears on pages 37 through 62. The discussion and analysis should be read in conjunction with the financial statements and supplemental financial data, which begin on page 64.

RESULTS OF OPERATIONS

SUMMARY OF 1996 RESULTS

For the year 1996, Bankers Trust New York Corporation and subsidiaries (the "Corporation," or the "Firm") earned $612 million, or $6.78 primary earnings per share. For the year 1995, the Corporation earned $215 million, or $2.03 primary earnings per share.

     For the year, total net revenues (net interest revenue after provision for credit losses plus noninterest revenue) of $4.160 billion were up $951 million, or 30 percent, from 1995. This increase was broadly based and reflected growth in nearly all of the Firm's businesses. Net revenues reached their second highest level in the Corporation's history, trailing only the record set in 1993.

     Total noninterest expenses for the year increased $390 million, or 13 percent, from 1995. This increase was primarily due to incentive compensation related to the improved financial performance and higher employee benefits.

     Credit quality continued to improve during the year. At December 31, 1996, total cash basis loans amounted to $452 million, down from $744 million at December 31, 1995.

ORGANIZATIONAL HIGHLIGHTS

The Corporation delivers a wide range of financial products and services worldwide principally through eight broad Organizational Units. Five units are organized around specific products and services: Investment Banking, Risk Management Services, Trading & Sales, Investment Management, and Client Processing Services. Three additional units are organized to deliver these same types of financial products and services with the unique local expertise necessary to operate successfully in Australia/New Zealand, Asia and Latin America.

     Organizational Unit business results are determined based on the Corporation's internal management accounting process, which allocates revenue and expenses among the organizational units. Because the Corporation's business is diverse in nature and its operations are integrated, it is impractical to segregate respective contributions of the organizational units with precision. As a result, estimates and judgments have been made to apportion revenue and expense items. In addition, certain revenue and expenses have been segregated and reported in Corporate/Other because in the opinion of management, they could not be reasonably allocated or because their contributions to a particular organizational unit would be distortive. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way management views its business and is not necessarily comparable with similar information disclosed by other financial institutions. In order to provide comparability from one period to the next, the Corporation will restate this analysis to conform with material changes in the allocation process and/or significant changes in organizational structure. The following tables present the results by Organizational Units. (in millions):

                                              Total Non-     Pretax         Net
Year Ended                         Total Net    interest    Income/     Income/
December 31, 1996                    Revenue    Expenses     (Loss)      (Loss)
-------------------------------------------------------------------------------
Investment Banking                    $  935      $  475      $ 460       $ 323
Risk Management
  Services                               321         335        (14)         (9)
Trading & Sales                          425         275        150         105
Investment Management                    300         281         19          13
Client Processing
  Services                               801         668        133          94
Australia/New Zealand                    481         294        187         132
Asia                                     133         104         29          23
Latin America                            526         410        116          82
Corporate/Other                          238         446       (208)       (151)
-------------------------------------------------------------------------------
Total                                 $4,160      $3,288      $ 872       $ 612
===============================================================================

                                              Total Non-     Pretax          Net
Year Ended                         Total Net    interest    Income/      Income/
December 31, 1995*                   Revenue    Expenses     (Loss)       (Loss)
-------------------------------------------------------------------------------
Investment Banking                    $  783      $  316      $ 467       $ 326
Risk Management
  Services                               232         337       (105)        (74)
Trading & Sales                          361         244        117          82
Investment Management                    265         278        (13)        (10)
Client Processing
  Services                               717         583        134          93
Australia/New Zealand                    401         256        145         102
Asia                                      76         101        (25)        (19)
Latin America                            267         439       (172)       (120)
Corporate/Other                          107         344       (237)       (165)
-------------------------------------------------------------------------------
Total                                 $3,209      $2,898      $ 311       $ 215
===============================================================================

                                              Total Non-     Pretax          Net
Year Ended                         Total Net    interest    Income/      Income/
December 31, 1994*                   Revenue    Expenses     (Loss)       (Loss)
-------------------------------------------------------------------------------
Investment Banking                    $  570      $  351      $ 219       $ 135
Risk Management
  Services                               631         401        230         163
Trading & Sales                           90         238       (148)        (95)
Investment Management                    247         294        (47)        (30)
Client Processing
  Services                               741         578        163          98
Australia/New Zealand                    436         203        233         152
Asia                                     144          86         58          43
Latin America                            537         359        178         109
Corporate/Other                          224         241        (17)         40
-------------------------------------------------------------------------------
Total                                 $3,620      $2,751      $ 869       $ 615
===============================================================================
* Prior year information has been restated to conform to the current year presentation.

     Investment Banking delivers the Firm's full range of financing, advisory and research products and services to corporate, financial institution and investor clients. Services include underwriting, distribution and trading of public equity and debt (both investment grade and high-yield); private placements and structured finance; and merger and acquisition advisory services. The unit is also responsible for the Firm's private equity investments. The Corporation's Asset-Based Lending activities are included in Investment Banking. Investment Banking 1996 net income of $323 million, which was down $3 million from a year ago, reflected strong results from corporate finance activities including loan syndication and private placements. Investment Banking net income in 1995 benefited


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

from an after-tax gain of $144 million from the sale of a substantial portion of the Corporation's investment in Northwest Airlines Corporation.

     Risk Management Services assists clients in the management of their financial and economic risk. Products and services include interest rate, currency, equity, commodity and credit derivatives, as well as risk management advisory services. This unit also manages the Corporation's risk associated with client derivative transactions. The 1996 net loss of $9 million compared to a net loss of $74 million in 1995. The 1996 results included losses associated with the steep drop in the price of copper early in the year. Revenues from new client derivative transactions increased during 1996.

     Trading & Sales provides financial products and services to the Corporation's clients and enters into securities, currency, commodity, and derivatives transactions on a proprietary basis. The unit is also responsible for the Corporation's worldwide funding as well as its capital and liquidity management. Trading & Sales net income of $105 million increased 28 percent from 1995 net income of $82 million. The increase is attributable to arbitrage and foreign exchange trading activities.

     Investment Management manages investments for pension funds, corporations and other institutional investors worldwide. (The Australian funds management business is reported in the results of Australia/New Zealand.) The Corporation's Private Banking activities, although managed separately, are included in Investment Management for reporting purposes. Investment Management net income of $13 million for 1996 increased $23 million from a 1995 net loss of $10 million. As of December 31, 1996, assets under management in this organizational unit were approximately $201 billion compared to $175 billion as of December 31, 1995.

     Client Processing Services delivers the Corporation's processing, fiduciary and trust services, such as cash management, custody and clearance, and deposit and credit services, to corporations, financial institutions and governments and their agencies around the world. It also provides retirement services, including recordkeeping and administrative services and portfolio measurement, to sponsors of U.S. defined benefit and defined contribution plans. Client Processing Services 1996 net income of $94 million increased slightly from 1995 net income of $93 million.

     Australia/New Zealand provides funds management, corporate finance, and financial markets services to local and international clients, and trades for its own account in related markets. Australia/New Zealand net income was $132 million up from $102 million in 1995. The 1996 results reflect strong investment management and trading results. As of December 31, 1996 assets under management in Australia/New Zealand's investment management business were approximately $26 billion, compared to $22 billion in 1995.

     Asia provides advisory and corporate finance services to financial institutions, governments and both state-owned and private businesses. In addition, it engages in arbitrage trading and equity investments. Asia net income was $23 million in 1996 compared to a $19 million loss in 1995. The current year reflects strong results from trading activities.

     Latin America engages in trading and distribution, origination and underwriting of corporate finance securities, mergers and acquisitions services and private equity investments. In addition, this organizational unit, through the Corporation's Chilean insurance subsidiary, underwrites pension-related life and disability insurance and sells pension-related life annuities. Latin America net income was $82 million compared to a net loss of $120 million in 1995. The 1996 results included a $31 million pre-tax gain on the sale of Compensa, which was the smaller of the Corporation's two Chilean insurance subsidiaries. Consorcio, the remaining subsidiary, is the largest life insurance company in Chile. The 1995 results included losses from derivative trading activities.

     Corporate/Other includes the unallocated costs of corporate staff together with the notional interest income on the Corporation's capital accounts. In addition, the provision for credit losses and various special charges and reserves are reflected within Corporate/ Other. Corporate/Other net loss for 1996 was $151 million compared with a 1995 net loss of $165 million. The most notable items in 1996 were $20 million pre-tax reserves related to prior period items in the transaction processing business in addition to exceptional legal and professional fees related to the completion of the Independent Counsel's report and the settlement of old leveraged derivatives disputes. The 1996 results also included a gain on the sale of Golden American Life Insurance Company, an indirect wholly-owned subsidiary of the Corporation acquired in satisfaction of debt in 1992.

FINANCIAL REPORTING MATTERS

Effective January 1, 1996, the Corporation adopted the pro forma net income and earnings per share disclosure requirements set forth in Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Corporation will continue to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     On January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS 114 requires the creation of a valuation allowance for impaired loans based on one of the following: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At December 31, 1995, adoption of this standard resulted in a $90 million allocation of the existing allowance for credit losses to a specific valuation allowance for impaired loans.

     As used throughout this Annual Report, the term "International" signifies information based on the domicile of the customer, whereas the term "Foreign Office" refers to the location in which the transaction is recorded.

STATEMENT OF INCOME ANALYSIS

NET INTEREST REVENUE

Net interest revenue for 1996 was $966 million, up $149 million, or 18 percent, from 1995. Net interest revenue of $817 million in 1995 decreased by $355 million, or 30 percent, from the amount earned in 1994.

     The Firm's trading and risk management businesses include significant activities in interest rate instruments and related derivatives. These activities can periodically shift revenue between trading and net interest, depending on a variety of factors, including risk management strategies. Therefore, the Corporation views trading revenue and trading-related net interest revenue together, which is discussed in the trading revenue section below.

     The Firm's nontrading-related net interest revenue, historically a more stable component of overall net interest revenue than trading-related net interest revenue, was $729 million in 1996, compared to $726 million in 1995.

     For the 1995 versus 1994 comparison, net interest revenue decreased by $355 million due to a $369 million, or 80 percent, decrease in trading-related net interest revenue, which totaled $91 million for 1995. Total nontrading-related net interest revenue was $726 million for 1995 compared to $712 million in 1994.

TABLE 2 NET INTEREST REVENUE ANALYSIS

The table below presents the Corporation's trend of net interest revenue, average balances and rates. For further details on these statistics, see pages 104 through 106.

-------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                1996      1995      1994
-------------------------------------------------------------------------------
Net interest revenue
Book basis                                          $   966   $   817   $ 1,172
Tax equivalent adjustment*                               16        41        83
-------------------------------------------------------------------------------
Fully taxable basis                                 $   982   $   858   $ 1,255
===============================================================================
Average balances
Interest-earning assets                             $93,179   $82,078   $76,300
Interest-bearing liabilities                         88,472    78,850    73,748
-------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing
  funds                                             $ 4,707   $ 3,228   $ 2,552
===============================================================================
Average rates (fully taxable basis)
Yield on interest-earning assets                       6.85%     7.22%     6.70%
Cost of interest-bearing liabilities                   6.10      6.43      5.23
-------------------------------------------------------------------------------
Interest rate spread                                    .75       .79      1.47
Contribution of noninterest-bearing funds               .30       .26       .17
-------------------------------------------------------------------------------
Net interest margin                                    1.05%     1.05%     1.64%
===============================================================================
* The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments (which recognize the income tax savings on tax-exempt assets) was 42 percent for 1996, 1995 and 1994.

             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES

The provision for credit losses amounted to $5 million for 1996, compared with $31 million for 1995 and $25 million in 1994. A discussion of the Corporation's summary of credit loss experience, including charge-off procedures and the adequacy of the allowance for credit losses, appears on page 54.

TRADING REVENUE

The Corporation conducts its global trading of debt and equity securities, money market instruments, derivative products and foreign exchange as an integrated business because of the dynamic interplay among worldwide interest rates, exchange rates and equity and commodity indices. Trading revenue is generated by both client-related activities and proprietary activities. These activities encompass the Firm's dealer business of providing risk management products for clients, including derivatives such as swaps, options, forwards and other similar types of contracts. In addition, these activities include the trading of U.S. government and agency securities, foreign sovereign securities, foreign exchange and currency options and commodity futures and options. The Firm also trades restructured loans, bonds, equities and other instruments of Latin American and other emerging markets issuers.

     Trading-related net interest revenue represents interest earned on cash instruments held in the trading accounts less the cost to fund both cash and derivatives positions.

     For the year 1996, trading revenue was $846 million, up $505 million, or 148 percent, from the $341 million reported in 1995. The trading revenue in 1995 was down $124 million from the results reported in 1994. Trading-related net interest revenue increased to $237 million in 1996, up $146 million, or 160 percent, from the $91 million reported in 1995. The trading-related net interest revenue in 1995 was down $369 million from 1994 results.

     The table below presents the Firm's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                         Trading-
                                                          Related
                                                              Net
                                              Trading    Interest
(in millions)                                 Revenue     Revenue         Total
-------------------------------------------------------------------------------
Year Ended December 31, 1996
Interest rate risk                              $ 445       $ 273       $   718
Foreign exchange risk                             178          --           178
Equity and commodity risk                         223         (36)          187
-------------------------------------------------------------------------------
Total                                           $ 846       $ 237       $ 1,083
===============================================================================
Year Ended December 31, 1995
Interest rate risk                              $  87       $ 156       $   243
Foreign exchange risk                              36          --            36
Equity and commodity risk                         218         (65)          153
-------------------------------------------------------------------------------
Total                                           $ 341       $  91       $   432
===============================================================================
Year Ended December 31, 1994
Interest rate risk                              $ 278       $ 495       $   773
Foreign exchange risk                             (54)         --           (54)
Equity and commodity risk                         241         (35)          206
-------------------------------------------------------------------------------
Total                                           $ 465       $ 460       $   925
===============================================================================

Interest Rate Risk

As indicated above, a significant portion of the Firm's trading and risk management activities involve positions in interest rate instruments and related derivatives. The revenue from these activities can periodically shift between trading and trading-related net interest revenue, depending on a variety of factors, including risk management activities. During 1996 the increase in trading and trading-related net interest revenue in this category was primarily due to a rebound in the Firm's activities in Latin America. This rebound was attributed to reduced risk positions in Latin America during 1996 and a return to normal volatility levels in the region. Conversely, 1995 was a year marked, especially in the early months, by heightened volatility in Latin American interest rates coupled with liquidity problems resulting from the Mexican peso devaluation. Also affecting this category in 1996 was an increase in the volume of London, New York, and Tokyo interest rate products, and increased revenue from U.S. bonds attributable to increased capital inflows to the market. As a result, total trading revenue and trading-related net interest revenue associated with interest rate positions increased by 195 percent to $718 million in 1996.

     During 1995 total trading revenue and trading-related net interest revenue associated with interest rate positions declined by 69 percent to $243 million from $773 million in 1994. This decrease was affected by the heightened volatility in interest rates and associated liquidity problems in the emerging markets of Latin America in 1995 discussed above.

Foreign Exchange Risk

The Firm's trading and risk management strategies also involve positions in foreign exchange and currency related derivatives such as swaps, options, forwards and other similar types of contracts. Improved performance in the Australian, Asian, and Latin American foreign exchange markets was the primary reason for the $142 million increase in foreign exchange trading revenue compared to 1995.

     Trading revenue related to foreign exchange risk resulted in a gain of $36 million in 1995, compared with a loss of $54 million in 1994. The general decline in global interest rates favorably impacted positions as trading revenue in this category increased $90 million compared to 1994, due principally to a rebound in the Firm's proprietary trading business.

Equity and Commodity Risk

The Firm's trading and risk management activities also include positions in equity securities and commodities and related derivatives. Total trading and trading-related net interest revenue related to equity and commodity risk increased $34 million compared to 1995. This increase primarily related to strong results from equity arbitrage trading activities partially offset by losses incurred in the commodity derivatives books when copper prices dropped sharply in 1996.

     Total trading and trading-related net interest revenue related to equity and commodity risk decreased $53 million in 1995 compared to 1994. This decrease included a decline in equity-related derivative products which was reflective of the lower average margin on deriva-


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

tive products as a whole. The volatility in the Latin American markets that occurred in 1995 had a ripple effect on equity prices which was also a factor in the overall performance in this category.

NONINTEREST REVENUE (Excluding Trading)

The following table presents noninterest revenue (in millions):

Year Ended December 31,                       1996        1995         1994
----------------------------------------------------------------------------
Fiduciary and funds management              $  783      $  697        $  740
Corporate finance fees                         507         398           431
Other fees and commissions                     343         314           325
Net revenue from equity
  investment transactions                      211         146           109
Securities available for sale gains             75         180            72
Insurance premiums                             230         234           183
Other                                          204         113           148
----------------------------------------------------------------------------
Total                                       $2,353      $2,082        $2,008
============================================================================

     Fiduciary and funds management revenue was up $86 million, or 12 percent, from 1995, which was down $43 million from 1994. All major activities within this category contributed to the revenue growth in 1996 which resulted from higher transaction volumes, as well as a higher level of assets under management. The decrease in 1995 compared to 1994 was primarily due to a decline in transaction volumes in global fiduciary services, as well as a decline in brokerage fee income at the Corporation's Australian subsidiary as a result of lower fund growth as compared to 1994. Partially offsetting these factors was an increase in custodian fees due to a higher level of global custody assets under management.

     Corporate finance fees were up $109 million, or 27 percent from 1995, which were down $33 million from 1994. The increase in 1996 was primarily due to a higher volume of securities underwriting, financial advisory and private placement activities. The decrease in 1995 compared to 1994 was primarily due to lower revenue from securities underwriting and merger and acquisition fees which was partially offset by higher revenue from private placement fees.

     Net revenue from equity investment transactions was up $65 million, or 45 percent, from 1995, which was up $37 million from 1994. The increase in 1996 was primarily due to gains realized in the Private Equity Investment unit of Investment Banking. The 1995 results included a $62 million gain on the sale of a portion of the Corporation's merchant banking investment in Northwest Airlines Corporation.

     Securities available for sale gains were down $105 million, or 58 percent, from 1995, which were up $108 million from 1994. The 1995 results included a $145 million gain on the sale of most of the Corporation's merchant banking investment in Northwest Airlines Corporation.

     Insurance premiums decreased $4 million, or 2 percent, from 1995. This decrease was mainly due to the sale of Compensa, which was the smaller of the Corporation's two Chilean insurance subsidiaries, in the second quarter of 1996, partially offset by increased annuity and traditional life insurance activity at Consorcio. Insurance premiums in 1995 were $51 million higher than 1994. Higher insurance premium revenue was realized from the Corporation's Chilean subsidiaries primarily as a result of an increase in their annuity business.

     Other noninterest revenue increased $91 million, or 81 percent, from 1995. Other noninterest revenue in 1995 was $35 million lower than 1994. The increase in 1996 was primarily due to a $31 million gain on the sale of Compensa, as well as a gain on the sale of Golden American Life Insurance Company, an indirect wholly-owned subsidiary of the Corporation acquired in satisfaction of debt in 1992.

NONINTEREST EXPENSES

The following table presents noninterest expenses (in millions):

Year Ended December 31,                          1996        1995          1994
-------------------------------------------------------------------------------
Salaries                                        $ 867       $ 804        $  774
Incentive compensation and
  employee benefits                               951         640           724
Agency and other professional
  service fees                                    311         318           268
Communication and data services                   193         184           176
Occupancy, net                                    150         152           146
Furniture and equipment                           171         162           163
Travel and entertainment                           97          88           109
Provision for policyholder benefits               280         271           205
Other                                             268         229           186
Provision for severance-related costs              --          50            --
-------------------------------------------------------------------------------
Total                                          $3,288      $2,898        $2,751
===============================================================================

     Total noninterest expenses increased $390 million, or 13 percent, from 1995. Salaries expense increased $63 million, or 8 percent, in 1996. Incentive compensation and employee benefits expense increased $311 million, or 49 percent, reflecting an increase in incentive compensation awards in response to increasingly competitive market conditions and improved financial performance. The number of full time staff at December 31, 1996 was 15,228 compared to 14,069 at December 31, 1995.

     All other noninterest expenses totaled $1.470 billion for 1996, compared with $1.404 billion for 1995 which excluded the provision for severance-related costs of $50 million. Included in the 1996 amount were reserves, as previously discussed, for potential charges established after a review of accounting operations since 1989 in the Corporation's transaction processing business.

     Total noninterest expenses increased $147 million in 1995 from 1994. Excluding the provision for severance-related costs, noninterest expenses were $2.848 billion, an increase of $97 million, or 4 percent, from 1994. Salaries expense increased $30 million, or 4 percent, in 1995. Incentive compensation and employee benefits expense decreased $84 million, or 12 percent, due to lower bonus expense reflecting the reduced earnings.

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

     The Corporation is engaged in a global effort to manage potential system failure and risk from the "Year 2000" problem. A Year 2000 program has been set up to manage, track and report on the Firm's worldwide effort with the goal of ensuring uninterrupted service across the full range of products and services offered by the Firm.

             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

INCOME TAXES

Income tax expense for 1996 amounted to $260 million, compared with $96 million for 1995 and $254 million in 1994. The effective tax rate for 1996 was 30 percent, while the 1995 and 1994 effective tax rate was 31 percent and 29 percent, respectively.

INTERNATIONAL OPERATIONS

International operations have made a significant contribution to consolidated results, consistent with the emphasis the Corporation has placed on foreign markets. The Corporation's assets and results of operations for 1996, 1995 and 1994 have been allocated between domestic and international operations in Note 22 of Notes to Financial Statements. This analysis, which is based on the domicile of the customer, incorporates numerous subjective assumptions. Management views the operation of the Corporation on an organizational unit basis, as disclosed on page 37.

     International net income totaled $297 million for 1996, compared with $106 million for 1995. This represented a contribution of 49 percent to the Corporation's overall net income in 1996 and 1995. The 1995 balances have been restated to reflect the change in methodology used to allocate corporate overhead and operating expenses.

     While there was no change to international net income as a percentage of the Corporation's net income, there were some significant fluctuations between geographical regions. Australia/New Zealand and the United Kingdom had the greatest change in net income. Australia/New Zealand's net income (after corporate expense allocations) increased from $101 million to $144 million due to increases in foreign exchange trading, fiduciary and funds management revenue, and other fees and commissions. The United Kingdom net income was nil (after corporate expense allocations) compared to the prior year's net loss of $144 million. This improvement was driven primarily by positive trading revenues.

     These increases in international results were partially offset by a reduction in net income for Europe which decreased from $37 million to $18 million.

     Domestic net income increased by $206 million to $315 million due to increased trading revenue, and other fees and commission income.

     International total assets were $62.5 billion at December 31, 1996 compared to $51.5 billion at December 31, 1995 which represented 52 percent and 50 percent of total consolidated assets, respectively. The $11 billion increase in assets was primarily due to increases of $2.8 billion for Australia/New Zealand operations, $4.4 billion for the Western Hemisphere, and $6.4 billion for Europe. These increases were offset by a decline of $3.4 billion in the United Kingdom. Australia/New Zealand operations' assets rose due to increases in loans, securities available for sale and trading assets. Assets for Europe and the Western Hemisphere rose as trading assets increased. United Kingdom operations' assets decreased due to a decline in trading assets at year end. Domestic total assets increased $5.2 billion to $57.7 billion driven by increases in trading assets.

     International net income totaled $106 million for 1995 as restated, compared with $368 million for 1994. International operations contributed 49 percent and 60 percent of the Corporation's net income in 1995 and 1994, respectively. The decrease in 1995 international net income, as compared to 1994, was primarily due to a decline in the Corporation's overall results. The decrease in international operations' income in proportion to domestic income (49 percent in 1995 as compared to 60 percent in 1994) is primarily due to losses incurred in the United Kingdom and a decrease in net income for Australia/New Zealand. The United Kingdom had a net loss (after Corporate expense allocations) of $144 million, a decrease of $249 million, which was primarily caused by trading losses. The decrease in net income for Australia/New Zealand (to $101 million from $151 million) was primarily due to foreign exchange trading losses and an overall increase in other expenses.

     Domestic net income decreased by $138 million, to $109 million in 1995 due to a decline in interest earned caused by a reduction in interest-bearing trading assets, decreases in fees and commissions and increases in interest expense and other noninterest expense.

     International total assets were $51.5 billion at December 31, 1995, compared with $36.1 billion at December 31, 1994 and represented 50 percent and 37 percent of total consolidated assets, respectively. The $15.4 billion increase was primarily due to an increase in United Kingdom assets of $3.2 billion, an increase in Western Hemisphere assets of $1.5 billion and a decrease in intersegment activity of $10 billion. Assets for both regions rose due to increases in trading assets. Domestic total assets decreased $8.4 billion to $52.5 billion primarily due to reductions in federal funds sold, domestic trading assets and intersegment balances. These decreases were partially offset by an increase in securities purchased under resale agreements.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

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

TABLE 3 CONDENSED BALANCE SHEETS--FOURTH QUARTER AVERAGES

(in millions)                                                             1996        1995        1994
------------------------------------------------------------------------------------------------------
ASSETS
  Interest-earning
   Interest-bearing deposits with banks                              $   3,545   $   3,624   $   2,139
   Federal funds sold                                                    1,990       2,387       1,497
   Securities purchased under resale agreements                         22,380      15,167      11,282
   Securities borrowed                                                  15,447      13,817       9,592
   Trading assets                                                       31,427      31,926      33,106
   Securities available for sale
     Taxable                                                             6,777       5,206       5,240
     Exempt from federal income taxes                                    1,077       1,365       2,238
------------------------------------------------------------------------------------------------------
       Total securities available for sale                               7,854       6,571       7,478
   Loans
     In domestic offices                                                 8,172       7,199       6,750
     In foreign offices                                                  7,032       5,624       5,798
------------------------------------------------------------------------------------------------------
       Total loans                                                      15,204      12,823      12,548
------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                      97,847      86,315      77,642
  Noninterest-earning
   Cash and due from banks                                               1,378       1,972       1,835
   Noninterest-earning trading assets                                   17,700      17,858      19,778
   All other assets                                                      8,409       9,736       8,081
   Allowance for credit losses                                            (988)     (1,028)     (1,327)
------------------------------------------------------------------------------------------------------
Total                                                                $ 124,346   $ 114,853   $ 106,009
======================================================================================================
LIABILITIES
  Interest-bearing
   Interest-bearing deposits
     In domestic offices                                             $   8,738   $   5,788   $   5,584
     In foreign offices                                                 18,812      18,404      15,611
------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                                  27,550      24,192      21,195
   Trading liabilities                                                   9,687      12,599       8,856
   Securities sold under repurchase agreements                          25,750      22,680      20,833
   Other short-term borrowings                                          18,852      15,960      18,327
   Long-term debt                                                       11,173       8,904       6,310
   Mandatorily redeemable capital securities of subsidiary trusts
     holding solely junior subordinated deferrable interest debenture      165          --          --
------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                                 93,177      84,335      75,521
  Noninterest-bearing
   Noninterest-bearing deposits                                          3,518       3,606       3,728
   Noninterest-bearing trading liabilities                              15,725      15,392      15,539
   All other liabilities                                                 6,352       6,240       6,212
------------------------------------------------------------------------------------------------------
     Total Liabilities                                                 118,772     109,573     101,000
PREFERRED STOCK OF SUBSIDIARY                                              250         250         250
------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Preferred stock                                                         815         865         395
   Common stockholders' equity                                           4,509       4,165       4,364
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               5,324       5,030       4,759
------------------------------------------------------------------------------------------------------
Total                                                                $ 124,346   $ 114,853   $ 106,009
======================================================================================================


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Corporation has sufficient resources to meet the needs of its business operations for liquidity and capital resources.

Liquidity

Liquidity is the ability to have funds available at all times to meet the commitments of the Corporation. The Corporation has a formal process for managing global liquidity for the Firm as a whole and for each of its significant subsidiaries. Management's guiding policy is to maintain conservative levels of liquidity designed to ensure that the Firm has the ability to meet its obligations under all reasonably foreseeable circumstances. Management maintains appropriate asset liquidity and actively manages liability/capital levels, maturities and diversification. The fundamental objective is to ensure that, even in the event of a complete loss of access to the liability markets, the Corporation will be able to continue to fund those assets that cannot be liquidated in a timely manner.

     The Corporation has a strong global funding presence and maintains a centralized funding unit while retaining a funding presence in local markets. A consolidated funding function provides for central coordination and control of pricing and global information and strategy, while the proximity to local markets allows for greater customer diversity and the flexibility to respond quickly to market opportunities.

     In addition, the Corporation assesses its liquidity profile, such as asset marketability, asset-to-liability repayment/maturity characteristics and funding diversification, under various stress scenarios. Management believes that the Corporation has the ability to withstand severe and prolonged liquidity shocks, both systemic and institution-specific.

     Most of the Corporation's assets are highly liquid and of high credit quality. The Corporation maintains excess liquidity through its base of liquid assets. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading assets are marked-to-market daily and primarily consist of swaps, options and other derivative contracts, foreign government securities, corporate debt securities, U.S. government and agency securities, and equity securities. The Corporation's liquid assets amounted to $96.9 billion as of December 31, 1996, and $83.5 billion as of December 31, 1995, both of which equaled 80 percent of gross total assets.

     The Corporation continues to focus on extending and diversifying its funding base by geography, investor segment, legal vehicle issuer, and type of instrument. This is done by strengthening secured funding capabilities and issuing a substantial amount of long-term debt and preferred stock in various markets. The Corporation places particular emphasis on a large and diverse base of stable customer deposits, which are generated incidentally from other transactions or services provided in its Client Processing Services business. Also, the Corporation has a relatively high proportion of active unsecured funding which is provided by capital and long-term debt.

     One of the Corporation's principal sources of day-to-day funding is provided by securities sold under repurchase agreements, generally involving U.S. government and agency securities and other OECD sovereign bonds. Short-term financing is also available to the Corporation under various commercial paper programs. The Corporation maintains its own sales force, which enables the Corporation to develop and maintain ongoing relationships with a diverse group of investors. The Corporation's short-term borrowings and its deposits are provided by a broadly diversified investor/depositor base in various markets throughout the world.

     The Corporation's consolidated long-term debt and mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities"), at December 31, 1996 totaled $11.8 billion, substantially all of which was unsecured, and consisted of $7.5 billion in senior borrowings, $3.6 billion of subordinated debt, and $730 million of trust preferred capital securities issued principally by the Parent Company and Bankers Trust Company ("BTCo"), the Corporation's principal banking subsidiary. These liabilities mature between 1997 and 2033, as detailed in Notes 9 and 10 of Notes to Financial Statements.

     The following information should be read in conjunction with the consolidated statement of cash flows, which appears on page 67.

     For the year ended 1996, cash and due from banks decreased $794 million as the net cash used in investing activities and operating activities exceeded the net cash provided by financing activities. Within investing activities, cash outflows from purchases of securities available for sale ($5.9 billion), securities borrowed ($5.7 billion), securities purchased under resale agreements ($4.8 billion), and loans ($2.9 billion), were partially offset by cash inflows from sales, maturities and other redemptions of securities available for sale ($4.8 billion). The $3.9 billion of net cash used in operating activities was primarily the result of net changes in trading assets ($2.6 billion) and trading liabilities ($2.4 billion) partially offset by net changes in receivables and payables from securities transactions ($1.2 billion). Within financing activities, cash inflows from securities sold under repurchase agreements ($8.3 billion), deposits ($4.7 billion), issuances of long-term debt and trust preferred capital securities ($4.3 billion) and other short-term borrowings ($3.5 billion) were partially offset by cash outflows from repayments of long-term debt ($1.3 billion).


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     For the year ended 1995, cash and due from banks increased $352 million as the net cash provided by operating activities and financing activities exceeded the net cash used in investing activities. The $3.5 billion of net cash provided by operating activities primarily resulted from $5.8 billion of net cash provided by a net change in trading liabilities offset in part by $1.4 billion and $1.1 billion of net cash used by net changes in trading assets and receivables and payables from securities transactions, respectively. Within investing activities, cash outflows from securities purchased under resale agreements ($6.4 billion), purchases of securities available for sale ($4.2 billion) and securities borrowed ($1.6 billion), were offset in part by cash inflows from sales, maturities and other redemptions of securities available for sale ($5.7 billion), federal funds sold ($1.7 billion) and interest-bearing deposits with banks ($1.2 billion). Within financing activities, cash inflows from the issuances of long-term debt ($4.7 billion) were partially offset by cash outflows from other short-term borrowings ($2.3 billion) and repayments of long-term debt ($1.6 billion).

Capital Resources

The Corporation pursues capital management with the objective of enhancing its ability to execute its global strategic business plans while retaining financial flexibility. Management believes that a strong capital base is critical to achieving these objectives.

     Combined consolidated total stockholders' equity and preferred stock of subsidiary totaled $5.484 billion on December 31, 1996, up $250 million, or 5 percent, from year end 1995, which was up $280 million, or 6 percent, from year end 1994. The increase in 1996 was primarily due to net income, exercise of employee stock options, and shares issued in connection with an acquisition, partially offset by dividends declared and the repurchase of stock. The increase in 1995 was primarily due to the issuance of preferred stock and net income, partially offset by dividends declared.

     In December 1996, the Corporation, through newly established subsidiary trusts, issued $750 million of trust preferred capital securities, a type of security that is reported within the Corporation's liabilities, but qualifies as regulatory capital (refer to Note 10 of Notes to the Financial Statements for further discussion of these securities). The Corporation's issuance of trust preferred capital securities was an important factor in the 18 percent increase in the Corporation's Tier 1 Capital and the 13 percent increase in Total Capital during 1996.

     The Corporation's primary measure of capital strength is the RAROC framework (see page 50 for further discussion), which quantifies and assigns capital to business activities based upon their credit, interest rate, foreign currency, equity, commodity, liquidity and operating risks. Changes in the Corporation's global balance sheet are monitored centrally on a regular basis. In addition, the Corporation actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. The Corporation manages its capital base and on- and off-balance sheet items to ensure that it remains strongly capitalized.

     The Federal Reserve Board's risk-based capital guidelines addressing the capital adequacy of bank holding companies and banks (collectively "banking organizations") include a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories, as well as minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The Federal Reserve Board also has a minimum Leverage Ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage Ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.

     The following discussion of the risk-based capital and leverage ratios should be read in conjunction with Note 16 of the Notes to Financial Statements, which details the components of Tier 1 Capital and Tier 2 Capital, as well as the regulatory guidelines for well-capitalized banks and bank holding companies.

     The Corporation's and BTCo's regulatory capital ratios are presented in Table 4. The Corporation's risk-weighted assets are presented in Table 5.

     During 1996, the Corporation's Tier 1 Capital ratio and Leverage ratio increased by 20 and 40 basis points, respectively, due primarily to the issuance of $750 million of trust preferred capital securities. The Corporation's Total Capital ratio decreased by 20 basis points due primarily to an increase in risk-weighted assets. Refer to Table 5, which details the Corporation's risk-weighted assets.

     During 1996, BTCo's Total Capital ratio increased by 10 basis points, due primarily to the issuance of $250 million of trust preferred capital securities (included in the $750 million above) which qualifies as Tier 2 Capital for BTCo. The Leverage ratio increased by 20 basis points, due to a slight increase in Tier 1 Capital. However, the increase in Tier 1 Capital was offset by higher risk-weighted assets, resulting in a 20 basis points decrease to the Tier 1 Capital ratio.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     Table 4 presents the regulatory capital ratios of the Corporation and BTCo at December 31, 1996 and 1995 and the well capitalized guidelines.

TABLE 4 REGULATORY CAPITAL RATIOS

                                                                           Well
                               December 31,     December 31,        Capitalized
                                       1996             1995         Guidelines
-------------------------------------------------------------------------------
CORPORATION
Risk-Based Ratios
  Tier 1 Capital                        8.7%             8.5%               6.0%
  Total Capital                        13.7%            13.9%              10.0%
Leverage Ratio                          5.5%             5.1%           3.0-4.0%

BTCo
Risk-Based Ratios
  Tier 1 Capital                        9.3%             9.5%               6.0%
  Total Capital                        12.9%            12.8%              10.0%
Leverage Ratio                          5.3%             5.1%               5.0%
===============================================================================

     The following were the essential components (in millions) used in calculating the Corporation's and BTCo's risk-based capital ratios:

December 31,                                               1996             1995
--------------------------------------------------------------------------------
CORPORATION
Tier 1 Capital                                          $ 5,326          $ 4,512
Tier 2 Capital                                            3,004            2,858
--------------------------------------------------------------------------------
Total Capital                                           $ 8,330          $ 7,370
================================================================================
Total risk-weighted assets                              $60,990          $53,021
================================================================================

BTCo
Tier 1 Capital                                          $ 4,869          $ 4,394
Tier 2 Capital                                            1,900            1,532
--------------------------------------------------------------------------------
Total Capital                                           $ 6,769          $ 5,926
================================================================================
Total risk-weighted assets                              $52,484          $46,389
================================================================================

TABLE 5 RISK-WEIGHTED ASSETS--CORPORATION (in billions)

-------------------------------------------------------------------------------------------------------------------
December 31,                                                                         1996          1995
-------------------------------------------------------------------------------------------------------------------
                                                                               Balance             Balance   Risk-
                                                                                sheet/     Risk-    sheet/ weighted
                                                                              notional  weighted  notional  amounts
                                                                                amount   amounts  amount(2)   (2)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks and interest-bearing deposits with banks              $    3.8   $    .8  $    4.4    $  .7
Federal funds sold and securities purchased under resale agreements               19.6       1.3      14.1       .8
Securities borrowed                                                               16.7      10.0      10.9      4.1
Trading assets                                                                    48.9      18.1      47.9     15.9
Securities available for sale                                                      7.9       4.0       6.3      4.6
Loans                                                                             15.8      12.3      12.6     11.0
Allowance for credit losses                                                        (.8)       --      (1.0)      --
All other assets                                                                   8.3       6.4       8.8      4.9
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                     120.2      52.9     104.0     42.0
Less: applicable assets of BT Securities Corporation (1)                          22.5       8.3      18.7      4.3
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                        $   97.7   $  44.6  $   85.3    $37.7
===================================================================================================================
OFF-BALANCE SHEET EXPOSURES
Derivatives                                                                   $1,803.4   $   6.1  $1,746.3    $ 7.4
Credit-related arrangements                                                       16.7       8.3      13.9      7.0
Securities lending indemnifications                                               37.8       1.9      28.8       .9
When-issued securities and other                                                   4.0        .3      10.2       .3
-------------------------------------------------------------------------------------------------------------------
Total off-balance sheet exposures                                              1,861.9      16.6   1,799.2     15.6
Less: applicable off-balance sheet exposures of BT Securities Corporation (1)      3.9        --       2.2       --
-------------------------------------------------------------------------------------------------------------------
OFF-BALANCE SHEET EXPOSURES                                                   $1,858.0   $  16.6  $1,797.0     15.6
===================================================================================================================
Less: allowance for credit losses limitation adjustment                                       .2                 .3
-------------------------------------------------------------------------------------------------------------------
TOTAL RISK-WEIGHTED ASSETS                                                                 $61.0              $53.0
===================================================================================================================

(1) As well as certain foreign insurance subsidiaries.
(2) Certain amounts have been restated to conform with the current presentation.

             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

Future Developments:
The Measure of Market Risk in the
Trading Accounts as Defined by the BIS

In 1996 the Federal Reserve Board and the other U.S. federal bank regulatory agencies jointly issued a final rule that amends the current risk-based capital guidelines to incorporate a measure for market risk ("the market risk amendment"). The market risk amendment is consistent with the amendment to the Basle Capital Accord adopted by the Basle Committee on Banking Supervision at the Bank for International Settlements ("the BIS"), which is described below. Essentially, the market risk amendment will change in future years the calculation of risk-weighted assets in the trading accounts, as well as include the positions and capital of all non-bank subsidiaries in the combined credit risk and market risk capital calculation of the Corporation. In all other respects, the current capital adequacy guidelines will remain in effect.

     The Corporation will be subject to this amendment. Compliance is mandatory by January 1, 1998 for those banks that meet certain threshold tests. Banks may choose to adopt early during 1997, with prior approval from their primary federal regulator.

     The market risk amendment allows banks to measure general market risk using a bank's internal risk model. Capital charges for market risk are calculated based upon the level of general market risk and specific risk. General market risk refers to changes in value due to variations in market conditions (i.e., levels of rates, prices, etc.). Specific risk refers to the risk of variations in value due to changes in factors associated with a particular security (for example, the credit rating of a corporate debenture).

     Under the provisions of the final rule implementing the amendment in the U.S., models and processes used to manage market risk must meet a number of quantitative and qualitative standards. The following is a summary of these standards:

Quantitative Standards

  o the general market risk capital must be based on a Value at Risk approach and computed daily;

  o the Value at Risk must be calibrated to a ten-day holding period and a 99 percent confidence level (i.e., if the Corporation maintained an absolutely static portfolio for ten business days, there would be a 1 percent chance that the portfolio would decline in value by more than the Value at Risk);

  o the risk model must capture the non-linear price characteristics of option positions;

  o the historical observation period for estimating risk factors must be at least one year;

  o for interest rates, there must be a set of risk factors corresponding to each currency in which the bank has interest rate sensitive on- or off-balance sheet positions;

  o for interest rates, the risk measurement system must incorporate separate risk factors to capture spread risk between government and other fixed-income securities;

  o for exchange rates, the risk measurement system should incorporate risk factors corresponding to the individual foreign currencies in which the bank's positions are denominated;

  o for equity prices, there should be risk factors corresponding to each of the equity markets in which the bank holds significant positions;

  o for commodity prices, there should be risk factors corresponding to each of the commodity markets in which the bank holds significant positions.

Qualitative Standards

  o the bank should have an independent risk control unit that reports directly to senior management;

  o the unit should conduct regular backtesting;

  o the bank's risk measurement model should be integrated into the day-to-day risk management process of the bank;

  o the risk measurement model should be complemented by a routine and rigorous program of stress testing.

     The Corporation believes that the risk management process and the risk model employed to produce its Daily Price Volatility and RAROC meet the standards established by the BIS and the Federal Reserve Board.

     After making certain interpretations in order to apply the new rule to the Corporation's positions at December 31, 1996, it is estimated that the Tier 1 Capital and the Total Capital ratios would have been somewhat higher on a fully consolidated basis under the new guidelines.

RISK MANAGEMENT

Risk management is a core competency from which the Corporation derives many of its competitive advantages. The ability to measure and manage risk is a prime concern in all of the Corporation's business decisions, and sensitivity to risk management innovations and issues is an integral part of its culture. Four overarching principles guide the Corporation's management of risk:

  o a firm-wide commitment to effective risk management starts at the senior-management level;

  o a strong, centralized and independent control function for risk management operating in conjunction with decentralized business activities enables the Corporation to be agile and efficient in its business activities, yet prudent in its overall risk-taking;

  o diversification is an efficient mechanism for managing risk;

  o returns earned must be commensurate with the marginal risk associated with each business activity.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

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

Market Risk

Each day the Corporation's risk management process assembles position and risk information on financial instruments of the Firm whose economic (fair) value is a function of market-determined variables: interest rates, currency exchange rates, equity prices, and commodity prices. This information is consolidated into daily risk and limits reports for the Corporation and business lines. These reports are reviewed by the Corporation's senior risk managers and provide them with a consistent set of information upon which to base their business judgments.

     One summary measure of market risk that is produced by this process is Daily Price Volatility. The Daily Price Volatility of a portfolio is the potential loss in fair value that would be exceeded 1 percent of the time if that portfolio were held unchanged for one day. The Daily Price Volatility information in the table and diagram reported below reflects the market risk for virtually all of the Corporation's financial assets and liabilities irrespective of accounting classification. The positions captured by the Daily Price Volatility include both derivative and cash positions which are reported as trading assets and liabilities, repurchase and resale agreements, funding assets and liabilities, deposits, assets held for sale and end-user derivatives. The Daily Price Volatility is based upon proprietary simulation and risk modeling techniques and incorporates the nonlinear payoffs, or convexity, and the volatility risk stemming from options in the Corporation's portfolio.

     Figure 1 shows the frequency distribution of Daily Price Volatility for 1996 business days for the overall Corporation. The diagram illustrates that the Daily Price Volatility for the overall Corporation had an approximately bell-shaped distribution. The distribution was centered at $39 million and ranged between $27 million and $54 million during 1996.

Figure 1
1996 BTNY DPV Frequency Distribution

The figure displays a histogram. Daily Price Volatility (DPV) amounts ranging from $27 million to $54 million appear on the horizontal axis and Frequency amounts ranging from 0 to 25 observations are displayed on the vertical axis. The DPV has an approximately bell shaped distribution. The DPV reaches frequencies of approximately 21 to 22 observations at the top portion of the bell curve (i.e. between DPV's of $33 million and $43 million). A portion of the middle of the bell curve (i.e. between DPV's of $35 million and $39 million) dips to frequencies ranging from 11 to 15 observations. Frequencies are much lower (from 0 to 6 observations) for DPV's at the tail ends of the curve (i.e. within the ranges $27 million to $31 million and $46 million to $54 million).


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     Table 6 shows the sensitivity of the Corporation's market-risk profile by risk class in 1996 and 1995. The Corporation's portfolio, on average, in 1996 was most sensitive to changes in interest rates and equity prices. Note that the impact of diversification across all risk classes reduced total risk by $15 million on average in 1996.

     The table also shows that in comparison to 1995 the Corporation maintained a modestly higher average exposure to market risk during 1996. This increase occurred primarily with respect to equity and interest rate risk and reflected the Corporation's assessment of improved market opportunities in 1996 relative to 1995. Although average risk exposure increased during 1996, the Corporation ended the year with relatively low risk exposures compared to both the average for 1996 and the exposure at the end of 1995.

TABLE 6 BTNY DAILY PRICE VOLATILITY STATISTICS (in millions)

-------------------------------------------------------------------------------
                                     1996        1996       1996   December 31,
Market Risk                       Average     Minimum    Maximum           1996
-------------------------------------------------------------------------------
Interest rate                        $ 25         $17        $39           $ 17
Currency                               11           6         20             10
Equity                                 16          12         20             17
Commodity                               2           1          4              2
Diversification                       (15)         --         --            (14)
-------------------------------------------------------------------------------
Overall portfolio                    $ 39           *          *           $ 32
===============================================================================

-------------------------------------------------------------------------------
                                     1995        1995       1995   December 31,
Market Risk                       Average     Minimum    Maximum           1995
-------------------------------------------------------------------------------
Interest rate                        $ 20         $12        $32           $ 24
Currency                               10           5         26             10
Equity                                 13           7         21             17
Commodity                               3           1          5              4
Diversification                       (16)         --         --            (15)
-------------------------------------------------------------------------------
Overall portfolio                    $ 30           *          *           $ 40
===============================================================================
* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to total the amounts presented above. During 1996 and 1995, respectively, the minimum Daily Price Volatilities for the overall portfolio were $27 million and $19 million, and the maximum Daily Price Volatilities were $54 million and $44 million.

The methodology underlying these Daily Price Volatility calculations and the risk-adjusted return on capital ("RAROC") calculations described below relies on established asset pricing and statistical models. The Daily Price Volatility is a loss amount that would be exceeded 1 percent of the time. This implies that one would expect two or three instances each year when the daily loss amount exceeded the Daily Price Volatility. A comparison between our Daily Price Volatility amounts and accounting profit/loss flows for each business day during 1996 revealed no instances in which a loss greater than the Daily Price Volatility occurred. It is important to note that this comparison does not represent a formal statistical test because Daily Price Volatility measures the risk of a static portfolio, but the profits and losses occurring in any given day reflect a changing portfolio. Furthermore, because Daily Price Volatility measures the potential economic variation in the Corporation's market sensitive positions, it includes the risk of certain positions that are not marked-to-market daily in accordance with accounting standards and that are omitted from the portion of the Corporation's daily profit/loss flows used in this comparison. The absence of outliers (i.e., losses greater than Daily Price Volatility) during 1996, however, suggests that the methodology provides a reasonable statistical measure of the Corporation's exposure to market risk.

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

     Daily Price Volatility is supplemented by the statistical measures of risk and return provided by the RAROC system (discussed below), by scenario analyses performed periodically by the risk management group, and by a formal limits process that monitors excess concentration or exposure to liquidity risk in the portfolio. The RAROC system provides information on the potential effect of large changes in interest rates, currency, equity and commodity prices, and volatilities. As such, it produces a stress test of the Corporation's positions each business day. Taken together, all of these measures and reports provide the Corporation's senior management with timely and relevant risk information.

             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

RAROC--Performance Measurement and Capital Adequacy

The Corporation pioneered the development of risk-based capital attribution processes. The Corporation's risk capital model, RAROC, is integral to management's conceptual framework for strategic decision making. This framework has as its objective maximizing return on risk capital, where risk capital is attributed to a business activity according to the level of risk it assumes. Risk capital calculated by the RAROC framework is used to support decisions on the allocation of human and financial resources. In addition, the disciplined assessment of risk in RAROC produces a benchmark for assessing capital adequacy both for the Corporation and for its major businesses.

     The definition of risk capital produced by the RAROC process is the amount of funds required 99 percent of the time to cover a potential after-tax loss over a one year holding period. Specifically, if the Corporation maintained an absolutely static portfolio (of assets, counterparties and businesses) for one year, there would be a 1 percent chance that the portfolio would decline in value by more than the RAROC risk capital amount after adjusting for taxes.

     RAROC is designed to assess the following general classes of risk: market risk, credit risk and operational risk. Market risk is the potential loss in economic (fair) value due to changes in interest rates, currency, equity and commodity prices, and volatilities. Financial instruments of the Corporation whose fair values are functions of these market variables are included in the assessment of market risk irrespective of accounting designation. Credit risk is defined as potential loss in fair value of all extensions of credit, on- and off-balance sheet, by the Corporation.

     Operational risk is defined by the Corporation in the context of five risk classes: Employee, Technology, Relationship/Liability, Physical Assets, and Other External. Losses that are characterized as operational include but are not limited to the following examples: losses due to personnel unavailability or injury, natural disasters, the failure of external systems such as an exchange, or a failure of internal controls. A process using actuarial and other proprietary models has been implemented to provide an estimate of the potential losses from these risks. However, by their nature, these risks are difficult to measure or quantify and the process has less precision than approaches used for other types of risks.

CREDIT RISK MANAGEMENT

The Credit Department, headed by the Chief Credit Officer, is responsible for developing credit policies, as well as for monitoring and managing overall credit risk. The department evaluates the creditworthiness of each borrower/issuer/counterparty and assigns a rating for each. Credit limits are established at the portfolio level by borrower/issuer/counterparty and by other categories. One credit officer is responsible for reviewing the entire credit risk portfolio of a borrower/issuer/counterparty regardless of the nature of the exposure (e.g., loans, securities, derivatives). Credit officers also monitor the usage of credit risk by entity versus the limits at the product and business activity level. The Credit Department monitors country exposures and assigns country risk ratings. It also monitors country, industry, borrower/issuer/counterparty, product and regional risk concentrations in order to evaluate the degree of diversification in the portfolio.

     RAROC credit capital represents the translation into potential losses of the exposure of the overall portfolio of the Corporation to default risk. This translation is accomplished using proprietary statistical models. These statistical models incorporate information on the duration of the exposure, the potential magnitude of the exposure, and the creditworthiness of the borrower/issuer/counterparty. The Corporation's senior risk managers regularly review and actively manage the credit risks at the portfolio level to ensure that the risk characteristics and degree of diversification as reflected in RAROC capital calculations conform with the Corporation's policies.

DERIVATIVES

Derivatives are swaps, futures, forwards, options and other similar types of contracts based on interest rates, foreign exchange rates and the prices of equities and commodities (or related indices). Derivatives are generally either privately-negotiated over-the-counter ("OTC") contracts or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, forwards and options. In the normal course of business, with the agreement of the original customer, OTC derivatives may be terminated or assigned to another customer. Exchange-traded derivatives include futures and options. These capital markets products are described further in Note 23 of Notes to Financial Statements. Derivatives may be used for either trading or end-user purposes.

Trading Derivatives

The Corporation holds derivatives in connection with its activities as a dealer acting as principal for particular transactions with clients, as a market maker quoting bid and offer prices to provide liquidity and regular availability of derivatives for clients, as a risk manager of its own trading positions resulting from these client-driven transactions and, finally, as a position taker in the expectation of profiting from favorable movements in prices, rates or indices. As a result, the Corporation may build up sizable positions in derivatives. The risks of derivative positions are managed in accordance with the Corporation's risk management policies.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     Substantially all of the Corporation's derivative positions at December 31, 1996 were trading-related, with gains and losses included in trading revenue as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after application of qualifying master netting agreements. These positions may vary in size from period to period, similar to the positions in cash instruments also carried in the Corporation's trading account. Average trading assets and trading liabilities related to derivatives during 1996 were $10.4 billion and $11.6 billion, respectively. The notional amounts, which are not recorded on the balance sheet, of trading derivatives totaled $1,735 billion at December 31, 1996 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk.

End-User Derivatives

The Corporation utilizes end-user derivatives to manage exposures to interest rate, foreign currency and equity market risks associated with certain liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt, as well as securities available for sale, loans, investments in non-marketable equity securities and net investments in foreign subsidiaries. For example, the Corporation's Treasury Department, which manages the majority of the Corporation's end-user derivatives, utilizes certain instruments (principally interest rate swaps) to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. See Note 25 and Note 23 of Notes to Financial Statements for the fair value of end-user derivatives and related financial instruments and additional end-user information. The notional amounts, which are not recorded on the balance sheet, of end-user derivatives totaled $68 billion at December 31, 1996 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk. These contracts represent less than 4 percent of the aggregate notional amounts of all derivatives outstanding at year end.

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

     Table 7 summarizes the Corporation's derivatives-related credit risk. It displays, by internal rating, the Corporation's current credit risk to customers. The majority of the Corporation's derivative transactions are with foreign and U.S. commercial banks, as well as corporations, governments and their agencies, securities firms and other financial institutions. Current credit risk is calculated based on the current replacement cost of outstanding positions with customers in OTC derivative financial instruments. The gross replacement cost of a derivative portfolio with a customer is the positive mark-to-market value of all transactions with that customer without


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

the effects of netting or collateral arrangements. The replacement costs, after netting and collateral, of $9.487 billion more accurately portray the credit risk associated with the Corporation's derivatives activities with external customers at December 31, 1996 than do the gross replacement costs. The increase compared to 1995 was predominantly related to short-term foreign exchange forward contracts with foreign and U.S. commercial bank counterparties. Approximately 92 percent of the derivatives-related credit risk at December 31, 1996 was to investment-grade customers.

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

     The Corporation applies netting based upon the criteria prescribed by Financial Accounting Standards Board ("FASB") Interpretation No. 39 ("FIN 39"), "Offsetting of Amounts Related to Certain Contracts," which provides that offsetting is appropriate where the available evidence indicates that there are reasonable assurances that the right of setoff contained in a master netting agreement governing derivatives contracts would be upheld after default, including in the event of the customer's bankruptcy.

     Collateral also reduces credit risk. The Corporation generally accepts collateral in the form of cash, U.S. Treasuries, and other approved securities (generally, only liquid, marketable, publicly-traded securities are acceptable).

TABLE 7 DERIVATIVES-RELATED CREDIT RISK(1)

--------------------------------------------------------------------------------------------------------
                                                                   Internal Rating For Customer
                                                                   ----------------------------
(in millions) December 31, 1996                                      1 to 4         5  6 to 8      Total
--------------------------------------------------------------------------------------------------------
Replacement costs (gross)                                          $ 28,079   $ 3,338   $ 120   $ 31,537
Impact of netting agreements                                        (18,628)   (2,133)    (52)   (20,813)
--------------------------------------------------------------------------------------------------------
Replacement costs (after netting agreements)                          9,451     1,205      68     10,724
Collateral held and applied                                            (763)     (459)    (15)    (1,237)
--------------------------------------------------------------------------------------------------------
Replacement costs after netting and collateral                     $  8,688   $   746   $  53   $  9,487
========================================================================================================
Replacement costs after netting and collateral, December 31, 1995  $  7,946   $   606   $ 131   $  8,683
========================================================================================================

(1)  End-user derivatives and exchange-traded contracts are not included.

     The Corporation's allowance for credit losses is available for credit losses related to derivatives contracts. Derivatives are considered by the Credit Audit Department when it reviews both general and specific credit risks in the Corporation's portfolio. Net charge-offs to the allowance that were related to derivative contracts totaled $22 million during 1996 and $240 million during 1995 (see Leveraged Derivative Transactions section below).

     The international bank regulatory standards for risk-based capital consider the credit risk arising from derivatives in the assessment of capital adequacy. These standards were issued under the Basle Capital Accord of July 1988 and adopted in 1989 by the U.S. bank regulators, including the Federal Reserve Board. These standards use a formula-based assessment of customer credit risk which, as amended at year-end 1995, reflect the credit-risk-reducing impact of legally enforceable master netting agreements. These standards include a calculation for estimating the potential future credit exposure caused by potential price volatility (the "add-on"). At December 31, 1996, this add-on was $9.0 billion before application of risk weightings, of which 91 percent, 8 percent, and 1 percent related to customers internally rated 1 to 4, 5, and 6 to 8, respectively. At December 31, 1996, the risk-weighted amounts (reflecting both current and potential future credit exposure) that were calculated based on these international standards for derivative financial instruments aggregated to $6.1 billion.

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


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

TABLE 8 MATURITY PROFILE OF TRADING DERIVATIVES(1)(2)

--------------------------------------------------------------------------------------------------
                                                      Interest     Foreign     Equity-   Commodity
                                                          Rate    Exchange     Related   and Other
Remaining Maturity at December 31, 1996     Total    Contracts   Contracts   Contracts   Contracts
--------------------------------------------------------------------------------------------------
Within 12 months                              61%          21%         38%          1%           1%
After 1 but within 5 years                    30%          27%          3%         --%          --%
After 5 years                                  9%           8%          1%         --%          --%
--------------------------------------------------------------------------------------------------
Total                                        100%          56%         42%          1%           1%
==================================================================================================

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

   During 1996 no material leveraged derivative transactions were reclassified to the loan portfolio at amounts equal to or less than the contractual amounts due, compared to $33 million in 1995. These transactions are not included in Tables 7 and 8. In 1996, $26 million of these leveraged derivative loans were charged-off to the allowance for credit losses, compared to $245 million in 1995. Amounts charged to trading revenue resulting from settlements of leveraged derivative transactions remaining in the trading portfolio were immaterial in 1996. At December 31, 1996 the balance included in loans after charge-offs and cash collections was $20 million of which $12 million was classified as cash basis loans.

   For further information regarding regulatory and legal matters, refer to "Supervision and Regulation" on page 109.

   Further information applicable to derivatives in general may be found in the following sections:

Relevant Information           Page              Title
--------------------------------------------------------------------------------
Risk-weighted amounts           45        Capital Resources

Revenue by risk category        40        Trading Revenue

Daily Price Volatility,
  RAROC and
  credit management             47        Risk Management

Credit losses                   54        Summary of Credit Loss Experience

Nonperforming amounts           57        Nonperforming Assets

Accounting                      68        Significant Accounting Policies

Balance sheet amounts           70        Trading Assets and Trading Liabilities

Product descriptions, fair
  values and notional amounts   88        Derivatives and Financial Instruments
                                            With Off-Balance Sheet Risk

Significant counterparties      92        Concentrations of Credit Risk

End-user derivatives            93        Fair Value of Financial Instruments
================================================================================


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

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


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

TABLE 9 ANALYSIS OF THE ALLOWANCE FOR CREDIT LOSSES

The following table analyzes the changes in the allowance for credit losses ($ in millions).

------------------------------------------------------------------------------------------------
Year Ended December 31,                          1996       1995       1994       1993      1992
------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES, BEGINNING OF YEAR  $ 992    $ 1,252    $ 1,324    $ 1,620    $1,806
------------------------------------------------------------------------------------------------
CHARGE-OFFS
  Domestic (nonrefinancing country)
    Commercial and industrial                      46        177         55         64       164
    Financial institutions                         --         --         11          4        --
    Real estate
      Construction                                  3         10          1          6         3
      Mortgage                                     18         22         23         51        35
    Other                                          --         --         --          1        --
  International
    Nonrefinancing country                         22        121         77        302        98
    Refinancing country                            --         --          1         32        43
------------------------------------------------------------------------------------------------
Total charge-offs                                  89        330        168        460       343
------------------------------------------------------------------------------------------------
RECOVERIES
  Domestic (nonrefinancing country)
    Commercial and industrial                      32         11         24         19         7
    Real estate
      Construction                                 --         --          1         --        --
      Mortgage                                      7          4         --          1         1
    Other                                          --         --         --          2         2
  International
    Nonrefinancing country                         20         15          8          7        16
    Refinancing country                             6          9         38         42        23
------------------------------------------------------------------------------------------------
Total recoveries                                   65         39         71         71        49
------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS (1)                          24        291         97        389       294
LOSSES ON SALES AND SWAPS OF REFINANCING
  COUNTRY LOANS                                    --         --         --         --       117
------------------------------------------------------------------------------------------------
TOTAL NET CHARGES TO THE ALLOWANCE                 24        291         97        389       411
PROVISION FOR CREDIT LOSSES                         5         31         25         93       225
------------------------------------------------------------------------------------------------
ALLOWANCE FOR CREDIT LOSSES, END OF YEAR (2)    $ 973    $   992    $ 1,252    $ 1,324    $1,620
================================================================================================
PERCENTAGE OF TOTAL NET CHARGES TO
  AVERAGE LOANS FOR THE YEAR                      .18%      2.48%       .78%      2.54%     2.45%
================================================================================================
(1) Components:
    Secured by real estate                      $  14    $    23    $    24    $   116    $   71
    Real estate related                             3          2         23          3        27
    Highly leveraged                               11         30         (5)        15       117
    Other *                                         2        245         92        265        59
    Refinancing country                            (6)        (9)       (37)       (10)       20
------------------------------------------------------------------------------------------------
      Total                                     $  24    $   291    $    97    $   389    $  294
================================================================================================
(2) Allocation: **
    Loans                                       $773
    Other liabilities                            200
----------------------------------------------------
       Balance, End of Year                     $973
====================================================

  * The 1996, 1995 and 1994 amounts included net charge-offs of $15 million, $240 million and $72 million, respectively, related to leveraged derivative transactions.
 ** Beginning December 31, 1996, the Corporation has allocated its total allowance for credit losses between a reduction of loans and as other liabilities related to other credit-related items. Prior year amounts have not been restated. For further detail, see discussion on the following page.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

Provision and Allowance for Credit Losses

The provision for credit losses amounted to $5 million for 1996, compared with $31 million for 1995 and $25 million in 1994.

  The total allowance for credit losses decreased to $973 million at December 31, 1996, from $992 million at year end 1995 and $1.252 billion at December 31, 1994. Beginning December 31, 1996, in accordance with the American Institute of Certified Public Accountants Banks and Savings Institutions Audit Guide, the Corporation has allocated its total allowance for credit losses as follows: $773 million as a reduction of loans, and $200 million as other liabilities related to other credit-related items. The Corporation continues to believe that the total allowance for credit losses is available for credit losses in its entire portfolio, which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Due to a multitude of complex and changing factors that are collectively weighed in determining the adequacy of the allowance for credit losses, management expects that the allocation of the total allowance for credit losses may be adjusted as risk factors change. Prior year amounts have not been restated.

  Pursuant to a regulatory requirement, the table below provides the components of the allowance for credit losses by category. This breakdown of the allowance at each year end reflects management's best estimate of possible credit losses and may not necessarily be indicative of actual future charge-offs (in millions).

December 31,                           1996   1995     1994     1993     1992
-----------------------------------------------------------------------------
Domestic
  Commercial and industrial            $ 75   $165   $  133   $  115   $  162
  Financial institutions                 10     20       20        8       19
  Real estate
    Construction                          8      8        5       15       10
    Mortgage                             67     70       54       65       50
  Other                                   1      3        2        1        4
-----------------------------------------------------------------------------
    Total domestic                      161    266      214      204      245
International                           144    222      266      190      403
-----------------------------------------------------------------------------
    Total allocated                     305    488      480      394      648
Unallocated portion*
  Domestic                              288    306      402      599      368
  International                         180    198      370      331      604
-----------------------------------------------------------------------------
Allowance for
  credit losses--loans                  773     --       --       --       --
Allowance for
  credit losses--other
  liabilities                           200     --       --       --       --
-----------------------------------------------------------------------------
    Total                              $973   $992   $1,252   $1,324   $1,620
=============================================================================
* This amount and any unabsorbed portion of the allocated allowance is also available for credit losses in the entire portfolio.

     For purposes of providing information required by regulatory authorities and subject to the above limitations, the following table presents an analysis of the changes in the international component of the allowance for credit losses (in millions):

Year Ended December 31,               1996    1995   1994     1993      1992
----------------------------------------------------------------------------
Balance, beginning of year           $ 420   $ 636   $521  $ 1,007   $ 1,198
----------------------------------------------------------------------------
Net charge-offs
  Charge-offs                           22     121     78      334       141
  Recoveries                            26      24     46       49        39
----------------------------------------------------------------------------
    Total net charge-offs
      (recoveries)                      (4)     97     32      285       102
Losses on sales and swaps of
  refinancing country loans             --      --     --       --       117
----------------------------------------------------------------------------
    Total net charges (recoveries)
      to the allowance                  (4)     97     32      285       219
Provision for credit losses             (1)      9     11       40        61
Reclass to other liabilities           (24)     --     --       --        --
Reallocation (to) from
  domestic allowance                   (75)   (128)   136     (241)      (33)
----------------------------------------------------------------------------
Balance, end of year*                $ 324   $ 420   $636  $   521   $ 1,007
============================================================================
* The December 31, 1996 amount represents the international component of the allowance for credit losses that has been allocated to loans.

     The $75 million reallocation during 1996 and the $128 million reallocation during 1995, from the international to the domestic component of the allowance for credit losses, was based on the continuing evaluation of the Corporation's overall credit portfolio.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

NONPERFORMING ASSETS

Table 10 shows the Corporation's trend of cash basis loans, renegotiated loans, other real estate and other nonperforming assets ($ in millions).

TABLE 10 NONPERFORMING ASSETS

--------------------------------------------------------------------------------------------------
December 31,                                                    1996   1995   1994   1993     1992
--------------------------------------------------------------------------------------------------
Cash basis loans (nonrefinancing country)
  Domestic
    Commercial and industrial                                   $117   $263   $316   $285   $  481
    Secured by real estate                                       233    297    277    306      349
    Financial institutions                                        --     10     25     30        2
    Other                                                         --     --     --     --        1
--------------------------------------------------------------------------------------------------
      Total domestic                                             350    570    618    621      833
--------------------------------------------------------------------------------------------------
  International
    Commercial and industrial                                     57    106    247     84      167
    Secured by real estate                                        39     65     79    149      148
    Financial institutions                                         4      3     48     --       --
    Other                                                          2     --      2      2        8
--------------------------------------------------------------------------------------------------
      Total international                                        102    174    376    235      323
--------------------------------------------------------------------------------------------------
      Total cash basis loans (nonrefinancing country)            452    744    994    856    1,156
Cash basis loans (refinancing country)
  International                                                   --     --      2    118      221
--------------------------------------------------------------------------------------------------
Total cash basis loans                                          $452   $744   $996   $974   $1,377
==================================================================================================
Ratio of cash basis loans to total gross loans                   2.9%   5.9%   8.0%   6.4%     8.0%
==================================================================================================
Ratio of allowance for credit losses to cash basis loans (1)     171%   133%   126%   136%     118%
==================================================================================================
Renegotiated loans
  Mexican government Par Bonds                                  $ --   $ --   $ --   $ --   $  611
  Highly leveraged                                                --     --     --      6       27
  Secured by real estate                                          37     88     65     14       20
  Other                                                           --     12      1      1        1
--------------------------------------------------------------------------------------------------
Total renegotiated loans                                        $ 37   $100   $ 66   $ 21   $  659
==================================================================================================
Other real estate                                               $213   $259   $301   $287   $  315
==================================================================================================
Other nonperforming assets
  Assets acquired in credit workouts                            $ 10   $ 66   $ 61   $ 85   $   73
  Other                                                           --      1      2     16       32
--------------------------------------------------------------------------------------------------
Total other nonperforming assets                                $ 10   $ 67   $ 63   $101   $  105
==================================================================================================
Loans 90 days or more past due and still accruing interest (2)  $ --   $ 26   $ --   $ 40   $   86
==================================================================================================

(1) The 1996 ratio was computed using the $773 million allowance for credit losses that has been allocated to loans.
(2) Represents loans 90 days or more past due with respect to interest or principal. These loans were considered to be well secured and were in the process of collection. The December 31, 1993 and 1992 balances include $15 million and $66 million of international loans, respectively.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     Each quarter an extensive review is performed by the Credit Audit Department and senior credit management of all cash basis loans and classified assets. Each borrower/counterparty is evaluated to determine whether it represents a potential loss. Whenever the probability of loss is believed to be greater than 50 percent, a charge-off of the amount deemed uncollectible is recommended to the Audit Committee of the Board of Directors. Once a charge-off is taken the remaining portion, if any, is immediately placed on a cash basis. If the probability of loss is believed to be less than 50 percent, but collection or liquidation in full is questionable if present trends continue, the asset is classified as doubtful. It is the Corporation's policy to place all assets classified as doubtful on a cash basis, even if the borrower is still making required payments. In addition, it is generally the Corporation's policy that loans be immediately placed on a cash basis when they become 90 days past due with respect to interest or principal.

     The Corporation's total cash basis loans amounted to $452 million at December 31, 1996, a decrease of $292 million, or 39 per cent, from 1995, which had decreased $252 million, or 25 percent, from 1994.

     Cash basis loans decreased $292 million during 1996, primarily due to collections and charge-offs in connection with the settlement of old derivative transactions of $109 million, which were primarily classified as commercial and industrial loans, as well as a $90 million decrease in loans secured by real estate and an $87 million decrease in various other commercial and industrial loans.

     Within cash basis loans, loans secured by real estate were $272 million at December 31, 1996. Commercial and industrial loans to highly leveraged borrowers decreased $36 million to $117 million.

     An analysis of the changes in the Corporation's total cash basis loans follows:

(in millions)
Year Ended December 31,             1996    1995    1994      1993      1992
----------------------------------------------------------------------------
Balance, beginning of year         $ 744   $ 996   $ 974   $ 1,377   $ 1,750
Net transfers to cash basis loans     96     314     520       230       312
Net paydowns                        (241)   (221)   (130)     (140)     (112)
Charge-offs                          (87)   (330)   (163)     (232)     (322)
Net transfers from (to)
  other real estate                  (14)     13     (72)      (10)      (87)
Transfers to other
  nonperforming assets                --      --      (7)      (58)      (45)
Loan sales                           (38)     (1)    (49)     (153)      (50)
Other                                 (8)    (27)    (77)      (40)      (69)
----------------------------------------------------------------------------
Balance, end of year               $ 452   $ 744   $ 996   $   974   $ 1,377
============================================================================

     Cash basis loans decreased $252 million during 1995, primarily due to charge-offs of $245 million and payments of $81 million on cash basis leveraged derivative transactions. These were partially offset by additional transfers of leveraged derivative transactions to cash basis loans of $79 million.

     Within cash basis loans, loans secured by real estate increased by $6 million, to $362 million during 1995. Also included in cash basis loans were commercial and industrial loans to highly leveraged borrowers which increased $3 million, to $153 million at December 31, 1995.

     Renegotiated loans decreased to $37 million at December 31, 1996 due to $63 million of transfers to cash basis loans. In 1995, renegotiated loans increased $34 million primarily due to an increase in loans secured by real estate of $23 million.

     Other real estate decreased $46 million to $213 million at December 31, 1996. The decrease was primarily attributable to $73 million of sales of properties offset by an additional $24 million of foreclosed properties during 1996.

     Other real estate decreased $42 million during 1995 primarily as a result of the adoption of SFAS 114 during the first quarter of 1995. SFAS 114 required the transfer of in-substance foreclosed properties, where the Corporation had not taken possession of the collateral, to cash basis loans.

SPECIAL PORTFOLIO SEGMENTS
REAL ESTATE PORTFOLIO

The global real estate loan portfolio totaled $2.002 billion at December 31, 1996. This included domestic loans secured by real estate of $1.695 billion, international loans secured by real estate of $130 million, and total real estate related loans of $177 million. The largest geographic concentration within loans secured by real estate was in properties in the Mid-Atlantic region, at 25 percent, of which New York City and its suburbs comprised approximately 57 percent. The next largest geographic concentrations were loans secured by properties in California, Texas and the Southeast region, which comprised 19 percent, 12 percent and 11 percent of the total, respectively. The largest product-type concentrations were loans secured by office buildings, apartments, and 1-4 family residential properties at 24 percent, 19 percent and 11 percent, respectively. All other concentrations were individually less than 11 percent of total loans secured by real estate. Approximately 50 percent of the loans secured by real estate were purchased in the secondary market. These were comprised primarily of domestic commercial real estate loans. Real estate related loans consist of loans made for any purpose to organizations or individuals, 80 percent of whose revenues or assets are derived from or consist of real estate ventures or holdings, that are not collateralized by cash or marketable securities and are not secured by real estate. The Corporation was also obligated under


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

$239 million of standby letters of credit and $155 million of unused commitments to extend credit in connection with its commercial real estate financing activities at December 31, 1996.

     Because of the diversity of the portfolio, the risks of real estate lending reflect both general and local economic conditions. Management closely monitors the portfolio, and formal reviews are conducted at least annually, with many exposures reviewed quarterly. Table 11 details the global real estate portfolio at December 31, 1996 (in millions).

TABLE 11 REAL ESTATE LOANS AND OTHER REAL ESTATE

------------------------------------------------------------------------------
                                            Outstanding Balance
                                        ---------------------------
                                                     Inter-         Cash Basis
December 31, 1996                       Domestic   national   Total    Balance
------------------------------------------------------------------------------
Loans secured by real estate
  Land under development                  $   24      $ --   $   24       $ 21
  Construction
    In lease-up (1)                          109        --      109         10
  Standing (2)
    1-4 family residential                   190        26      216          1
    Multifamily residential                  365        24      389         10
    Commercial                             1,007        80    1,087(3)     230
------------------------------------------------------------------------------
      Total loans secured by real estate   1,695       130    1,825        272
Real estate related loans                    130        47      177         25
------------------------------------------------------------------------------
Total real estate loans                   $1,825      $177   $2,002       $297
==============================================================================
Other real estate                         $  125      $ 88   $  213
===================================================================
(1) In lease-up are completed properties that are less than 85 percent leased-up.
(2) Standing properties have been built, developed and leased-up such that the project is considered stabilized.
(3)  Includes $37 million of renegotiated loans.

HIGHLY LEVERAGED TRANSACTIONS

For purposes of monitoring the extent of its exposure to highly leveraged transactions ("HLTs"), the Corporation utilizes the following definition. HLTs are financing transactions the purpose of which involves a buyout, acquisition or recapitalization and which (i) doubles the subject company's liabilities and results in a leverage ratio higher than 50 percent or (ii) results in a leverage ratio higher than 75 percent or (iii) is designated a HLT by a syndication agent. Borrowers are delisted from HLT status when (1) cash flow tests, relative to their industry or peer group, are met, or (2) they are no longer highly leveraged upon emergence from Chapter 11 bankruptcy or similar proceeding. In addition, certain loans which are fully collateralized by cash or cash equivalent securities are excluded from HLT reporting.

     Amounts included in the table and discussion which follow generally reflect the above definition.

TABLE 12 HIGHLY LEVERAGED TRANSACTIONS

(in millions) December 31,                            1996        1995
----------------------------------------------------------------------
Loans
  Senior debt                                       $1,587      $1,105
  Subordinated debt                                     76          68
----------------------------------------------------------------------
Total loans                                         $1,663      $1,173
======================================================================
Unfunded commitments
  Commitments to lend                               $  875      $  539
  Letters of credit                                    128         263
----------------------------------------------------------------------
Total unfunded commitments                          $1,003      $  802
======================================================================
Equity investments                                  $  665      $  648
======================================================================
Commitments to invest                               $  425      $  289
======================================================================

     The Corporation's outstanding loans were to 127 separate borrowers in 43 separate industry groups at December 31, 1996, compared to 97 separate borrowers in 38 separate industry groups at December 31, 1995. There were no industry concentrations which


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

exceeded 10 percent of total HLT loans outstanding at December 31, 1996.

     In addition to the amounts shown in Table 12, at December 31, 1996, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $749 million (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During 1996, the Corporation originated $5.4 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding per borrower for the portfolio at December 31, 1996 was less than $14 million. However, at December 31, 1996, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 7 separate highly leveraged borrowers.

     At December 31, 1996, $117 million of the HLT loan portfolio was on a cash basis. In addition, $4 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $11 million of HLT loans were recorded in 1996. In addition, the Corporation recorded a net gain of $143 million in connection with the sales and/or write-offs of certain equity investments in highly leveraged companies during 1996.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to highly leveraged transactions were approximately $120 million during 1996 and that as of December 31, 1996, approximately $24 million of fees were deferred and will be recognized as future revenue.

CROSS-BORDER OUTSTANDINGS

The Corporation's cross-border outstandings reflect certain additional economic and political risks beyond those associated with its domestic outstandings. These risks include those arising from exchange rate fluctuations, restrictions on the transfer of funds and balance-of-payments issues.

     Set forth in Table 13 are the Corporation's cross-border outstandings at December 31, 1996, 1995 and 1994, for each foreign country where such outstandings exceeded one percent of total assets. The cross-border outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading securities, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities. The amounts outstanding for each country exclude local currency outstandings. The Corporation does not have significant local currency outstandings to the individual countries listed in the following table that are not hedged or are not funded by local currency borrowings.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

TABLE 13 CROSS-BORDER OUTSTANDINGS

------------------------------------------------------------------------------------------------------------------------
                                                                       Governments      Banks and
                                                               % of            and          Other   Commercial
                                                 Total        Total       Official      Financial          and
($ in millions)                           Outstandings       Assets   Institutions   Institutions   Industrial     Other
------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1996
  United Kingdom                                $3,904         3.25%        $   12         $3,461       $  430        $1
  Switzerland                                    3,598         2.99             --          3,332          266        --
  France                                         3,485         2.90             63          3,005          416         1
  Spain                                          2,670         2.22            960          1,667           43        --
  Japan (1)                                      2,523         2.10            477            979        1,067        --
  Germany                                        1,700         1.41            537            758          405        --
  Mexico (2)                                     1,332         1.11            676            329          327        --
  Italy                                          1,285         1.07            751            384          150        --
  Brazil (2)                                     1,266         1.05            569            454          243        --
------------------------------------------------------------------------------------------------------------------------
At December 31, 1995
  Japan (1)                                     $2,844         2.73%        $  456         $1,393       $  987        $8
  France                                         2,150         2.07            291          1,615          244        --
  United Kingdom                                 1,945         1.87             19          1,448          478        --
  Spain                                          1,877         1.80          1,338            494           44         1
  Italy                                          1,522         1.46          1,265            209           48        --
  Brazil (2)                                     1,120         1.08            475            494          151        --
------------------------------------------------------------------------------------------------------------------------
At December 31, 1994
  Japan                                         $4,661         4.80%        $1,911         $2,267       $  483       $--
  United Kingdom                                 1,960         2.02             26          1,787          145         2
  Italy                                          1,574         1.62          1,039            449           86        --
  France                                         1,559         1.61            105          1,091          363        --
  Germany                                        1,424         1.47            585            698          140         1
  Mexico (2)                                     1,416         1.46            509            801          106        --
  Argentina (2)                                  1,072         1.10            912             22          138        --
  Spain                                          1,035         1.07            628            374           32         1
------------------------------------------------------------------------------------------------------------------------

(1) The Corporation's cross-border outstandings with Japanese banks and other financial institutions primarily consisted of interest-bearing deposits with banks and trading assets carried at fair value.
(2) The Corporation's cross-border outstandings as presented above for Brazil and Argentina primarily consisted of trading assets which are carried at fair value. The cross-border outstanding for Mexico primarily consisted of trading assets carried at fair value and securities purchased under resale agreements.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     Governments and official institutions comprises foreign governments and their agencies; state, provincial and local governments and their agencies; and central banks. Banks and other financial institutions comprises commercial and savings banks and other similar institutions accepting short-term deposits, including government-owned banks which do not function as central banks, and nonbank credit and financial companies.

     The following table details the cash basis loans and renegotiated loans components of the outstandings included in Table 13.

                                Cash Basis   Renegotiated
(in millions)                        Loans          Loans
---------------------------------------------------------
AT DECEMBER 31, 1996
  Italy                               $ 3             $--
  Spain                                 2              --
---------------------------------------------------------
Total                                 $ 5             $--
=========================================================
At December 31, 1995
  Italy                               $16             $--
---------------------------------------------------------
Total                                 $16             $--
=========================================================
At December 31, 1994
  United Kingdom                      $11             $--
  Other                                27              --
---------------------------------------------------------
Total                                 $38             $--
=========================================================

     At December 31, 1996, total cross-border commitments to borrowers or counterparties domiciled in the countries presented in Table 13 were: United Kingdom, $242 million; Switzerland, $66 million; France, $121 million; Spain, $1 million; Japan, $39 million; Germany, $212 million; Mexico, $16 million; Italy, $2 million; and Brazil, $24 million.

     Hong Kong and Canada were the only countries whose cross-border outstanding was between .75 percent and 1.00 percent of total assets at December 31, 1996. The aggregate cross-border outstandings for these countries amounted to $1.1 billion, or .94 percent of total assets for Hong Kong and $914 million, or .76 percent of total assets for Canada.

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

     Switzerland was the only country whose cross-border out standing was between .75 percent and 1.00 percent of total assets at December 31, 1994. The aggregate cross-border outstandings for this country amounted to $963 million, or .99 percent of total assets.

ACCOUNTING DEVELOPMENTS

In June 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing. As issued, SFAS 125 is effective for all transfers occurring after December 31, 1996.

     In December 1996, the FASB issued SFAS 127 which defers for one year the effective date of some portions of SFAS 125 which relate to collateral, repurchase agreements, dollar-rolls, securities lending and similar transactions.

     The adoption as of January 1, 1997 of the effective portions of SFAS 125 will not have a material impact on the Corporation's net income, stockholders' equity or total assets. The Corporation is continuing to assess the impact of the portions of SFAS 125 required to be adopted as of January 1, 1998, and does not expect a material impact on the Corporation's net income, stockholders' equity or total assets.


             BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                                (GRAPHIC OMITTED)


================================================================================

                                 --------------

                                   ARCHITECTS

                                    OF VALUE

                                     CREATE

                                    SOLUTIONS

                                      THAT

                                   CONTINUE TO

                                     PERFORM

                                   OVER TIME.

                                 --------------

Financial Reports
Section

Financial Statements

CONSOLIDATED STATEMENT
OF INCOME..................................................................  64

CONSOLIDATED BALANCE SHEET.................................................  65

CONSOLIDATED STATEMENT
OF CHANGES IN
STOCKHOLDERS' EQUITY.......................................................  66

CONSOLIDATED STATEMENT
OF CASH FLOWS..............................................................  67

NOTES TO FINANCIAL
STATEMENTS.................................................................  68

MANAGEMENT'S REPORT ON
RESPONSIBILITY FOR
FINANCIAL REPORTING........................................................ 101

REPORT OF
INDEPENDENT AUDITORS....................................................... 102

Supplemental Financial Data

CONDENSED QUARTERLY
CONSOLIDATED STATEMENT
OF INCOME.................................................................. 103

STOCKHOLDER DATA........................................................... 103

AVERAGE BALANCES, INTEREST
AND AVERAGE RATES.......................................................... 104

VOLUME/RATE ANALYSIS
OF CHANGES IN NET
INTEREST REVENUE........................................................... 106

INTEREST RATE SENSITIVITY.................................................. 107

DEPOSITS................................................................... 108

10-K Report

This Annual Report includes the Corporation's SEC Report on Form 10-K. However, portions of the Annual Report, such as pages 1-35, are not required by the Form 10-K report and are not part of the Corporation's Form 10-K. Only those sections of the Annual Report referenced in the cross-reference index on page 114 are incorporated in the Form 10-K.

CONSOLIDATED STATEMENT OF INCOME (in millions, except per share data)

-------------------------------------------------------------------------------
Year Ended December 31,                                  1996     1995     1994
-------------------------------------------------------------------------------
NET INTEREST REVENUE
  Interest revenue                                     $6,366   $5,886   $5,030
  Interest expense                                      5,400    5,069    3,858
-------------------------------------------------------------------------------
NET INTEREST REVENUE                                      966      817    1,172
Provision for credit losses                                 5       31       25
-------------------------------------------------------------------------------
NET INTEREST REVENUE AFTER PROVISION FOR
   CREDIT LOSSES                                          961      786    1,147
-------------------------------------------------------------------------------
NONINTEREST REVENUE
  Trading                                                 846      341      465
  Fiduciary and funds management                          783      697      740
  Corporate finance fees                                  507      398      431
  Other fees and commissions                              343      314      325
  Net revenue from equity investment transactions         211      146      109
  Securities available for sale gains                      75      180       72
  Insurance premiums                                      230      234      183
  Other                                                   204      113      148
-------------------------------------------------------------------------------
Total noninterest revenue                               3,199    2,423    2,473
-------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries                                                867      804      774
  Incentive compensation and employee benefits            951      640      724
  Agency and other professional service fees              311      318      268
  Communication and data services                         193      184      176
  Occupancy, net                                          150      152      146
  Furniture and equipment                                 171      162      163
  Travel and entertainment                                 97       88      109
  Provision for policyholder benefits                     280      271      205
  Other                                                   268      229      186
  Provision for severance-related costs                    --       50       --
-------------------------------------------------------------------------------
Total noninterest expenses                              3,288    2,898    2,751
-------------------------------------------------------------------------------
Income before income taxes                                872      311      869
Income taxes                                              260       96      254
-------------------------------------------------------------------------------
NET INCOME                                             $  612   $  215   $  615
===============================================================================

  NET INCOME APPLICABLE TO COMMON STOCK                $  561   $  164   $  587
===============================================================================

  EARNINGS PER COMMON SHARE:
    PRIMARY                                            $ 6.78   $ 2.03   $ 7.17
===============================================================================

    FULLY DILUTED                                      $ 6.74   $ 2.02   $ 7.17
===============================================================================

  Cash dividends declared per common share             $ 4.00   $ 4.00   $ 3.70
===============================================================================

The accompanying notes are an integral part of the financial statements.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

CONSOLIDATED BALANCE SHEET ($ in millions, except par value)


-----------------------------------------------------------------------------------------------------------
December 31,                                                                              1996         1995
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                              $   1,543    $   2,337
Interest-bearing deposits with banks                                                     2,210        2,023
Federal funds sold                                                                       1,599          854
Securities purchased under resale agreements                                            17,986       13,206
Securities borrowed                                                                     16,676       10,951
Trading assets:
  Government securities                                                                 16,745       20,704
  Corporate debt securities                                                              8,005        5,648
  Equity securities                                                                      6,048        5,098
  Swaps, options and other derivatives                                                  11,410       10,555
  Other trading assets                                                                   6,711        5,888
-----------------------------------------------------------------------------------------------------------
Total trading assets                                                                    48,919       47,893
Securities available for sale                                                            7,920        6,283
Loans                                                                                       --       12,633
Allowance for credit losses                                                                 --         (992)
Loans, net of allowance for credit losses of $773 at December 31, 1996                  15,053           --
Due from customers on acceptances                                                          597          500
Accounts receivable and accrued interest                                                 3,003        4,220
Other assets                                                                             4,729        4,094
-----------------------------------------------------------------------------------------------------------
Total                                                                                $ 120,235    $ 104,002
===========================================================================================================
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                                                   $   2,600    $   2,687
  Foreign offices                                                                        1,013          605
Interest-bearing deposits
  Domestic offices                                                                       9,928        5,402
  Foreign offices                                                                       16,774       17,014
-----------------------------------------------------------------------------------------------------------
Total deposits                                                                          30,315       25,708
Trading liabilities:
  Securities sold, not yet purchased
    Government securities                                                                7,652       11,092
    Equity securities                                                                    4,151        3,262
    Other trading liabilities                                                              325          473
  Swaps, options and other derivatives                                                  11,585       11,264
-----------------------------------------------------------------------------------------------------------
Total trading liabilities                                                               23,713       26,091
Securities sold under repurchase agreements                                             23,000       15,247
Other short-term borrowings                                                             19,395       15,761
Acceptances outstanding                                                                    597          500
Accounts payable and accrued expenses                                                    3,656        3,931
Other liabilities, including allowance for credit losses of $200 at December 31, 1996    2,236        2,236
Long-term debt not included in risk-based capital                                        8,533        6,934
Long-term debt included in risk-based capital                                            2,576        2,360
Mandatorily redeemable capital securities of subsidiary trusts holding solely
  junior subordinated deferrable interest debentures included in risk-based capital        730           --
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                      114,751       98,768
===========================================================================================================
Commitments and contingent liabilities (Notes 7 and 23)

PREFERRED STOCK OF SUBSIDIARY                                                              250          250
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                                            810          865
Common stock, $1 par value
  Authorized, 300,000,000 shares
  Issued 83,678,973 shares                                                                  84           84
Capital surplus                                                                          1,339        1,302
Retained earnings                                                                        3,462        3,316
Common stock in treasury, at cost: 1996, 4,435,226 shares; 1995, 4,602,855 shares         (372)        (336)
Other stockholders' equity                                                                 (89)        (247)
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               5,234        4,984
-----------------------------------------------------------------------------------------------------------
Total                                                                                $ 120,235    $ 104,002
===========================================================================================================

   The accompanying notes are an integral part of the financial statements.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in millions)


------------------------------------------------------------------------------------
Year Ended December 31,                                   1996       1995       1994
------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, beginning of year                             $   865    $   395    $   250
Preferred stock issued                                       1        470        350
Preferred stock repurchased                                (56)        --         --
Preferred stock redeemed                                    --         --       (205)
------------------------------------------------------------------------------------
Balance, end of year                                       810        865        395
------------------------------------------------------------------------------------
COMMON STOCK
Balance, beginning and end of year                          84         84         84
------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, beginning of year                               1,302      1,317      1,321
Preferred stock issuance and conversion costs               --        (17)        (8)
Common stock distributed under employee benefit plans       30          2          4
Preferred stock repurchased                                  7         --         --
------------------------------------------------------------------------------------
Balance, end of year                                     1,339      1,302      1,317
------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of year                               3,316      3,494      3,226
Net income                                                 612        215        615
Cash dividends declared
  Preferred stock                                          (58)       (47)       (28)
  Common stock                                            (321)      (314)      (291)
Treasury stock distributed under employee benefit plans    (80)       (32)       (28)
Treasury stock associated with acquisition                  (7)        --         --
------------------------------------------------------------------------------------
Balance, end of year                                     3,462      3,316      3,494
------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY, AT COST
Balance, beginning of year                                (336)      (416)      (233)
Purchases of stock                                        (608)       (38)      (267)
Restricted stock granted, net                               37         54         50
Treasury stock distributed under employee benefit plans    325         64         34
Treasury stock associated with acquisition                 210         --         --
------------------------------------------------------------------------------------
Balance, end of year                                      (372)      (336)      (416)
------------------------------------------------------------------------------------
COMMON STOCK ISSUABLE -- STOCK AWARDS
Balance, beginning of year                                 233        160        143
Deferred stock awards granted, net                         294         89         18
Deferred stock distributed                                  (1)       (16)        (1)
------------------------------------------------------------------------------------
Balance, end of year                                       526        233        160
------------------------------------------------------------------------------------
DEFERRED COMPENSATION -- STOCK AWARDS
Balance, beginning of year                                (151)       (63)       (47)
Deferred stock awards granted, net                        (293)       (88)       (17)
Restricted stock granted, net                              (38)       (48)       (40)
Amortization of deferred compensation, net                 174         48         41
------------------------------------------------------------------------------------
Balance, end of year                                      (308)      (151)       (63)
------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, beginning of year                                (348)      (336)      (319)
Translation adjustments                                    (40)        (3)       (76)
Income taxes applicable to translation adjustments          24         (9)        59
------------------------------------------------------------------------------------
Balance, end of year                                      (364)      (348)      (336)
------------------------------------------------------------------------------------
SECURITIES VALUATION ALLOWANCE
Balance, beginning of year                                  19         69        109
Change in unrealized net gains, after applicable
  income taxes and minority interest                        38        (50)       (40)
------------------------------------------------------------------------------------
Balance, end of year                                        57         19         69
------------------------------------------------------------------------------------
Total stockholders' equity, end of year                $ 5,234    $ 4,984    $ 4,704
====================================================================================

   The accompanying notes are an integral part of the financial statements.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                        1996       1995        1994
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $    612    $   215    $    615
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
  Provision for credit losses                                                                     5         31          25
  Provision for severance-related costs                                                          --         50          --
  Provision for policyholder benefits                                                           280        271         205
  Deferred income taxes                                                                          91       (259)       (141)
  Depreciation and amortization of premises and equipment                                       146        134         128
  Other, net                                                                                   (103)       (60)        (86)
--------------------------------------------------------------------------------------------------------------------------
    Earnings adjusted for noncash charges and credits                                         1,031        382         746
Net change in:
  Trading assets                                                                             (2,642)    (1,375)      1,003
  Trading liabilities                                                                        (2,355)     5,829      11,220
  Receivables and payables from securities transactions                                       1,179     (1,079)       (516)
  Other operating assets and liabilities, net                                                (1,016)       (35)       (150)
Securities available for sale gains                                                             (75)      (180)        (72)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                          (3,878)     3,542      12,231
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                                                         (217)     1,194      (1,791)
  Federal funds sold                                                                           (745)     1,690      (2,183)
  Securities purchased under resale agreements                                               (4,770)    (6,366)       (127)
  Securities borrowed                                                                        (5,725)    (1,588)     (3,260)
  Loans                                                                                      (2,914)      (279)      3,225
Securities available for sale:
  Purchases                                                                                  (5,910)    (4,164)     (5,830)
  Maturities and other redemptions                                                            3,191      3,875       2,947
  Sales                                                                                       1,571      1,871       2,201
Acquisitions of premises and equipment                                                         (196)      (124)       (292)
Other, net                                                                                       93        (93)        (68)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (15,622)    (3,984)     (5,178)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                                                                    4,708        833       1,426
  Securities sold under repurchase agreements                                                 8,316       (678)     (8,297)
  Other short-term borrowings                                                                 3,497     (2,260)       (393)
Issuances of long-term debt*                                                                  4,262      4,677       2,411
Repayments of long-term debt                                                                 (1,308)    (1,627)     (1,615)
Issuances of preferred stock                                                                     --        221         342
Redemptions and repurchases of preferred stock                                                  (49)        --        (205)
Purchases of treasury stock                                                                    (608)       (38)       (267)
Cash dividends paid                                                                            (378)      (361)       (322)
Other, net                                                                                      258         34          23
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                          18,698        801      (6,897)
--------------------------------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                                       8         (7)         79
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                             (794)       352         235
Cash and due from banks, beginning of year                                                    2,337      1,985       1,750
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of year                                                       $  1,543    $ 2,337    $  1,985
==========================================================================================================================
Interest paid                                                                              $  5,463    $ 5,078    $  3,737
==========================================================================================================================
Income taxes paid, net                                                                     $    190    $   217    $    216
==========================================================================================================================
Noncash investing activities:
  Conversions of loans to other real estate and assets acquired in credit workouts         $     24    $    24    $     73
  Exchanges of Chilean government bonds for annuity contracts                                    76         88          91
  Other**                                                                                       203         --          32
--------------------------------------------------------------------------------------------------------------------------
Total noncash investing activities                                                         $    303    $   112    $    196
==========================================================================================================================
Noncash financing activity: conversion of debt to preferred stock                          $      1    $   245    $     --
==========================================================================================================================

* Includes $730 million related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital.
**   1996 amount related to treasury stock associated with acquisition.

The accompanying notes are an integral part of the financial statements.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

================================================================================
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Bankers Trust New York Corporation together with its subsidiaries (the "Corporation" or the "Firm") is a global provider of a wide range of financial services. The accounting policies of the Corporation conform with generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's estimates. The following is a description of the significant accounting policies of the Corporation.

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

Resale and Repurchase Agreements;
Securities Borrowed

Resale and repurchase agreements are generally treated as collateralized financing transactions and are carried at the amounts at which the securities were initially acquired or sold. The Corporation generally takes possession of securities purchased under resale agreements, which are primarily U.S. government and federal agency securities and other OECD country sovereign bonds, monitors their fair value and requests additional collateral when deemed appropriate. The Corporation offsets resale and repurchase agreements which meet the applicable netting criteria.

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

     Debt and marketable equity securities and money market instruments which are classified as trading assets, as well as short trading positions which are classified as trading liabilities are carried at their fair values with the resulting gains and losses included in trading revenue.

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

Derivatives

Swaps, futures contracts, forward commitments, options and other similar types of contracts and commitments based on either interest rates or foreign exchange rates, as well as equity and commodity derivatives, are traded by the Corporation and are carried at their fair values as either trading assets or trading liabilities. Fair values for derivatives are based on quoted market prices or pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions. Unrealized gains and losses are reported as assets and liabilities except for gains and losses arising from contracts covered by qualifying master netting agreements which are reported on a net basis. Gains and losses resulting from these positions are included in trading revenue.

In addition to its trading activities, the Corporation, as an end user, utilizes various types of derivative products (principally interest rate and currency swaps) to manage the interest rate, currency and other market risks arising from a number of categories of its assets and liabilities. Derivatives used to manage such risks must be designated as a hedge at their inception and must remain effective as a hedge throughout the hedge period. Revenue or expense pertaining to management of interest rate exposure is predominantly recognized over the life of the contract as an adjustment to interest revenue or expense. Realized gains and losses on hedges of equities classified as other assets are included in the carrying amounts of those assets and are ultimately recognized in income when those assets are sold. Derivatives are also used to manage the risks associated with securities available for sale. These derivatives are carried at fair value with the resulting net unrealized gains and losses recorded in stockholders' equity as securities valuation allowance. The discount or premium on foreign exchange for ward contracts and the interest on swaps used as hedges of net investments in foreign entities, as well as the net unrealized gains and losses from revaluing these contracts to the spot exchange rates, are recorded in stockholders' equity as cumulative translation adjustments.

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


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

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

Allowance For Credit Losses

The allowance for credit losses is available for credit losses arising from the Corporation's portfolio which comprises loans, credit-related commitments, derivatives and other financial instruments. Whenever the Credit Audit Department determines that the probability of loss is greater than 50 percent, a charge-off of the amount deemed uncollectible is recommended to the Audit Committee of the Board of Directors. Subsequent recoveries, if any, are credited to the allowance.

     Included in the allowance for credit losses is a valuation allowance for impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. Impairment is measured based on one of the following: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     A multitude of complex and changing factors are collectively weighed by management in determining the adequacy of the allowance. These factors include management's review of the extent of existing risks in the portfolio and of prevailing economic conditions, evaluations of the quality of the portfolio by the Credit Audit Department and by the bank regulatory authorities, and the actual loss experience and the level of the allowance. Assessing the adequacy of the allowance for credit losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably estimated credit losses inherent in the Corporation's entire portfolio.

     Beginning December 31, 1996, in accordance with the American Institute of Certified Public Accountants' Banks and Savings Institutions Audit and Accounting Guide, the Corporation has allocated its total allowance for credit losses to a portion reported as a reduction of loans and a portion related to other credit-related items reported as other liabilities. Prior year amounts have not been restated. Due to the inherent subjectivity in assessing the adequacy of the allowance for credit losses discussed above, management expects that the allocation of the total allowance for credit losses may be adjusted as risk factors change.

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

Insurance Revenue and Expense

For the Corporation's life insurance subsidiaries, premiums are recognized as revenue over the premium paying period of the related disability, annuity and other life insurance policies and are recorded in noninterest revenue as insurance premiums. Liabilities for future insurance benefits and the related provision for policyholder benefits reflect the present value of actuarially determined obligations net of future premiums. The liabilities for future benefits are included in other liabilities and the expense recorded in noninterest expenses as provision for policyholder benefits.

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

Stock-Based Compensation

The Corporation accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Corporation makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation."

     The Corporation records its obligations under outstanding deferred stock awards in stockholders' equity as common stock issuable-stock awards. The related deferred compensation is also


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

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

NOTE 2--CHANGE IN ACCOUNTING PRINCIPLES

Loan Impairment

On January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." This statement, as amended by SFAS 118, "Accounting for Impairment of a Loan--Income Recognition and Disclosures," requires the creation of a valuation allowance for impaired loans based on one of the following: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. Adoption of this standard resulted in an allocation of a portion of the existing allowance for credit losses to a specific valuation allowance for impaired loans.

     Additionally, under SFAS 114, a loan is classified as in- substance foreclosure when physical possession of the collateral has been taken regardless of whether formal foreclosure proceedings have taken place. As a result, during the first quarter of 1995, loans previously classified as other real estate but for which the Corporation had not taken possession of the collateral were transferred to cash basis loans. This reclassification did not impact the Corporation's financial condition or results of operations.

NOTE 3--TRADING ASSETS AND TRADING LIABILITIES

The components of these accounts, which are carried at fair value, were as follows:

(in millions) December 31,                                        1996      1995
--------------------------------------------------------------------------------
TRADING ASSETS
U.S. government and agency securities                          $ 7,627   $10,630
Obligations of U.S. states and political subdivisions              295       393
Foreign government securities                                    8,823     9,681
Corporate debt securities                                        8,005     5,648
Equity securities                                                6,048     5,098
Swaps, options and other derivative contracts(1)                11,410    10,555
Bankers acceptances and certificates of deposit                  2,542     1,572
Other                                                            4,169     4,316
--------------------------------------------------------------------------------
Total trading assets                                           $48,919   $47,893
================================================================================
TRADING LIABILITIES
Securities sold, not yet purchased
  U.S. government and agency securities                        $ 4,905   $ 7,987
  Obligations of U.S. states and political subdivisions             --         7
  Foreign government securities                                  2,747     3,098
  Equity securities                                              4,151     3,262
  Other                                                            325       473
Swaps, options and other derivative contracts(1)                11,585    11,264
--------------------------------------------------------------------------------
Total trading liabilities                                      $23,713   $26,091
================================================================================
(1) Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 39 ("FIN 39"), "Offsetting of Amounts Related to Certain Contracts."

     Securities sold, not yet purchased are recorded as liabilities on the balance sheet and have off-balance sheet market risk to the extent that the Corporation, in satisfying this obligation, may have to purchase securities at a higher market price than that recorded on the balance sheet.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

NOTE 4--SECURITIES AVAILABLE FOR SALE

The fair value, amortized cost, and gross unrealized holding gains and losses for the Corporation's securities available for sale follow:


(in millions) December 31,                     1996                                      1995
----------------------------------------------------------------------------------------------------------------
                                               Gross                                     Gross
                                        Unrealized Holding                         Unrealized Holding
                                  Fair  ------------------  Amortized      Fair    ------------------  Amortized
                                 Value   Gains   (Losses)        Cost     Value     Gains   (Losses)        Cost
----------------------------------------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies  $  332    $ --       $--       $  332    $  431      $  2    $  (5)       $  434
  States of the U.S. and
    political subdivisions       1,261      51       (37)       1,247     1,387        66      (56)        1,377
  Asset-backed                   1,352       1        (1)       1,352     1,198         4       (6)        1,200
  Foreign governments            1,455      33        (4)       1,426     1,669        14      (11)        1,666
  Corporate debt                 2,872      22       (26)       2,876     1,179        13      (17)        1,183
  Mortgage-backed                   12      --        --           12         9        --       --             9
Equity securities                  636     138       (12)         510       410        83       (8)          335
----------------------------------------------------------------------------------------------------------------
Total securities available for
  sale                          $7,920    $245      $(80)      $7,755    $6,283      $182    $(103)       $6,204
================================================================================================================

(in millions) December 31,                               1994
--------------------------------------------------------------------------------
                                                         Gross
                                                   Unrealized Holding
                                             Fair  ------------------  Amortized
                                            Value   Gains  (Losses)         Cost
--------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies             $  893    $  8    $ (19)       $  904
  States of the U.S. and
    political subdivisions                  2,249      75      (46)        2,220
  Asset-backed                              1,447       4       (4)        1,447
  Foreign governments                       1,469      37      (11)        1,443
  Corporate debt                            1,000      21      (14)          993
  Mortgage-backed                              --      --       --            --
Equity securities                             417     125       (7)          299
--------------------------------------------------------------------------------
Total securities available for
  sale                                     $7,475    $270    $(101)       $7,306
================================================================================

     Except for securities of the Government of Chile, there were no securities of any individual issuer included in securities available for sale that exceeded 10 percent of the Corporation's total stockholders' equity at December 31, 1996. The Chilean securities are part of the portfolio of Consorcio having an amortized cost and a fair value of $562 million and $573 million, respectively.

     The components of securities available for sale gains as reported in the consolidated statement of income follow:

(in millions) Year Ended December 31,                 1996       1995      1994
--------------------------------------------------------------------------------
Debt securities--gross realized gains                 $ 39      $  28      $ 43
Debt securities--gross realized losses                 (11)       (27)      (39)
Equity securities--net realized gains                   47        179        68
--------------------------------------------------------------------------------
Total securities available for sale gains             $ 75      $ 180      $ 72
================================================================================

     The following table shows the fair value, remaining maturities, approximate weighted average yields (based on amortized cost) and total amortized cost by maturity distribution of the debt components of the Corporation's securities available for sale at December 31, 1996.


-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Maturity Distribution
                                 --------------------------------------------------------------------------------------------------
                                                     After One      After Five
                                      Within        But Within      But Within         After          Mortgage
                                     One Year       Five Years       Ten Years       Ten Years         Backed             Total
-----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                  Amount    Yield   Amount  Yield   Amount  Yield   Amount   Yield    Amount  Yield   Amount   Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. government and agencies     $  266     5.98%  $   63   5.91%  $   --     --%  $    3    6.60%   $   --     --%  $  332    5.97%
States of the U.S. and political
  subdivisions                       75     2.39      312   4.48      443   5.69      431    6.05        --     --    1,261    5.29
Asset-backed securities             173     5.53      699   6.11      371   5.98      109    6.14        --     --    1,352    6.00
Foreign government securities       525    16.12      467   6.71      274   6.77      189    6.91        --     --    1,455   10.16
Corporate debt                    1,686     5.76      972   5.66      144   5.64       70    7.46        --     --    2,872    5.76
Mortgage-backed                      --       --       --     --       --     --       --      --        12  15.24       12   15.24
-----------------------------------------------------------------------------------------------------------------------------------
Total fair value                 $2,725            $2,513          $1,232          $  802            $   12          $7,284
=======================================            ======          ======          ======            ======          ======

Total amortized cost             $2,717            $2,519          $1,214          $  783            $   12          $7,245
=======================================            ======          ======          ======            ======          ======


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

NOTE 5--LOANS

The following table summarizes the composition of loans at the end of each of the last five years:


-----------------------------------------------------------------------------------------------------------------------------------
($ in millions) December 31,           1996                 1995                 1994                 1993                 1992
-----------------------------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial    $ 3,422        21%   $ 2,520        20%   $ 2,218        18%   $ 2,794        18%   $ 3,727       21%
  Financial institutions         1,631        10      1,778        14      2,221        17      3,210        21      4,544       26
  Real estate
     Construction                  133         1        154         1        234         2        245         2        261        2
     Mortgage                    1,562        10      1,276        10      1,126         9      1,550        10      1,625        9
  Other                          1,382         9      1,442        11      1,044         8      1,780        12      1,312        8
-----------------------------------------------------------------------------------------------------------------------------------
Total domestic                   8,130        51      7,170        56      6,843        54      9,579        63     11,469       66
-----------------------------------------------------------------------------------------------------------------------------------
International
  Governments and official
     institutions                  237         1        227         2        184         2        456         3      1,316        8
  Banks and other financial
     institutions                3,482        22      1,543        13      2,994        24      1,935        12      1,076        6
  Commercial and industrial      2,759        17      1,934        15      1,428        11      1,721        11      1,930       11
  Real estate
     Construction                   --        --          2        --          2        --          2        --         18       --
     Mortgage                      130         1        176         1        138         1        261         2        394        2
  Other                          1,290         8      1,701        13      1,014         8      1,346         9      1,212        7
-----------------------------------------------------------------------------------------------------------------------------------
Total international              7,898        49      5,583        44      5,760        46      5,721        37      5,946       34
-----------------------------------------------------------------------------------------------------------------------------------
Gross loans                     16,028       100%    12,753       100%    12,603       100%    15,300       100%    17,415      100%
                                             ===                  ===                  ===                  ===                 ===
Less: unearned income              202                  120                  102                  100                   97
--------------------------------------              -------              -------              -------              -------
Total loans                    $15,826              $12,633              $12,501              $15,200              $17,318
======================================              =======              =======              =======              =======

     On a global basis, the commercial and industrial category and the "other" category included no single industry group with aggregate borrowings from the Corporation in excess of 10 percent of the total loan portfolio at December 31, 1996.

     The following table shows certain maturity information for the Corporation's loans at December 31, 1996, excluding 1-4 family mortgages, installment loans and lease financing:

                                                    Remaining Maturity
--------------------------------------------------------------------------------
                                         Within     After One    After
                                            One    But Within     Five
(in millions)                              Year    Five Years    Years     Total
--------------------------------------------------------------------------------
Domestic
  Commercial and industrial             $   483      $ 2,035   $   904   $ 3,422
  Financial institutions                  1,470          141        20     1,631
  Real estate
    Construction                             10          123        --       133
    Mortgage                                443          825       102     1,370
  Other                                   1,028          106        19     1,153
--------------------------------------------------------------------------------
Total domestic                            3,434        3,230     1,045     7,709
International                             5,349        1,864       357     7,570
--------------------------------------------------------------------------------
Total                                   $ 8,783      $ 5,094   $ 1,402   $15,279
================================================================================
Loans due after one year
  With predetermined interest rates                  $ 1,753   $   448
======================================================================
  With floating or adjustable
  interest rates                                     $ 3,341   $   954
======================================================================

Cash Basis Loans and Renegotiated Loans

The Corporation's cash basis loans and renegotiated loans are summarized as follows:

(in millions) December 31,                                   1996           1995
--------------------------------------------------------------------------------
Cash basis loans
  Domestic                                                   $350           $570
  International                                               102            174
--------------------------------------------------------------------------------
Total cash basis loans                                       $452           $744
================================================================================
Renegotiated loans
  Domestic                                                   $ 37           $100
  International                                                --             --
--------------------------------------------------------------------------------
Total renegotiated loans                                     $ 37           $100
================================================================================

     At December 31, 1996 and 1995, the Corporation had commitments to make additional loans to borrowers on a cash basis or renegotiated status of $26 million and $27 million, respectively.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

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

(in millions) Year Ended December 31,                     1996     1995     1994
--------------------------------------------------------------------------------
Domestic loans
  Gross amount of interest that would
     have been recorded at original rate                   $38      $64      $52
  Less, interest, net of reversals,
     recognized in interest revenue                          7       13        3
--------------------------------------------------------------------------------
Reduction of interest revenue                               31       51       49
--------------------------------------------------------------------------------
International loans
  Gross amount of interest that would
     have been recorded at original rate                     9       15       27
  Less, interest, net of reversals,
     recognized in interest revenue                         --       --        4
--------------------------------------------------------------------------------
Reduction of interest revenue                                9       15       23
--------------------------------------------------------------------------------
Total reduction of interest revenue                        $40      $66      $72
================================================================================

     On January 1, 1995, the Corporation adopted SFAS 114. This statement, as amended by SFAS 118, requires the creation of a valuation allowance for impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At December 31, 1996 and December 31, 1995, the recorded investment in loans that was considered to be impaired under SFAS 114 was $489 million and $844 million, respectively, which consisted of total cash basis loans and renegotiated loans. Included in these amounts were $227 million and $458 million of loans which required a valuation allowance of $57 million and $90 million at those same dates, respectively. The average recorded investment in impaired loans during the years ended December 31, 1996 and December 31, 1995 was approximately $633 million and $951 million, respectively. For the years ended December 31, 1996 and December 31, 1995, the Corporation recognized interest income on impaired loans of $7 million and $13 million, respectively, using the cash basis method of income recognition described above and in Note 1. Also as a result of the adoption of SFAS 114, $35 million of in-substance foreclosed properties were transferred from other real estate to cash basis loans for the year ended December 31, 1995.

NOTE 6--ALLOWANCE FOR CREDIT LOSSES

An analysis of the changes in the Corporation's allowance for credit losses follows:

(in millions) Year Ended December 31,               1996        1995        1994
--------------------------------------------------------------------------------
Balance, beginning of year                        $  992      $1,252      $1,324
--------------------------------------------------------------------------------
Net charge-offs
  Charge-offs                                         89         330         168
  Recoveries                                          65          39          71
--------------------------------------------------------------------------------
    Total net charge-offs                             24         291          97
Provision for credit losses                            5          31          25
--------------------------------------------------------------------------------
Balance, end of year (1)                          $  973      $  992      $1,252
================================================================================
(1) Allocation*:
      Loans                                       $  773
      Other liabilities                              200
--------------------------------------------------------
Balance, end of year                              $  973
========================================================

* See Note 1 for discussion of allowance for credit losses.

NOTE 7--PREMISES AND EQUIPMENT; LEASES
An analysis of premises and equipment follows:

(in millions) December 31,                                      1996        1995
--------------------------------------------------------------------------------
Land                                                          $   99      $   73
Buildings                                                        425         321
Leasehold improvements                                           355         342
Furniture and equipment                                        1,083         974
Property leased under capital leases
   Land and buildings                                             --          76
   Equipment                                                       3           3
Construction-in-progress                                          29          14
--------------------------------------------------------------------------------
Total                                                          1,994       1,803
Less accumulated depreciation and amortization                 1,018         907
--------------------------------------------------------------------------------
Net book value                                                $  976      $  896
================================================================================

      Included in accumulated depreciation and amortization was accumulated amortization related to capital leases of $2 million and $28 million at December 31, 1996 and 1995, respectively.

     The Corporation is a lessee under lease agreements covering real property and equipment. Certain leases contain purchase or bargain renewal options. On January 24, 1996, BTCo closed on the purchase of One Bankers Trust Plaza which, at December 31, 1995, was classified as property leased under capital leases.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     The future minimum lease payments required under the Corporation's noncancelable operating leases at the end of 1996 were as follows:

(in millions) December 31,                                                 1996
-------------------------------------------------------------------------------
1997                                                                       $ 67
1998                                                                         60
1999                                                                         57
2000                                                                         54
2001                                                                         42
2002 and later                                                              164
-------------------------------------------------------------------------------
Total minimum lease payments                                               $444*
===============================================================================

* Net minimum lease payments were $432 million after deducting minimum noncancelable sublease rentals of $12 million.

     The following shows the net rental expense for all operating leases:

(in millions) Year Ended December 31,                   1996      1995      1994
--------------------------------------------------------------------------------
Gross rental expense                                     $84       $81       $87
Less sublease rental income                                3         3         9
--------------------------------------------------------------------------------
Net rental expense                                       $81       $78       $78
================================================================================

NOTE 8--SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS

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

     The details of these borrowings for the years 1996, 1995 and 1994 are presented below:

($ in millions)                                      1996       1995       1994
-------------------------------------------------------------------------------
Securities sold under repurchase agreements
Balance at year end                               $23,000    $15,247    $15,617
Average amount outstanding                         26,499     21,543     21,814
Maximum amount outstanding at
   any month end                                   30,027     28,212     28,409
Average interest rate for the year                   5.94%      5.44%      4.20%
Average interest rate on year-end balance            5.80%      6.23%      5.34%

Federal funds purchased
Balance at year end                               $ 5,475    $ 4,658    $ 3,463
Average amount outstanding                          3,684      3,623      2,908
Maximum amount outstanding at
   any month end                                    6,982      6,313      6,742
Average interest rate for the year                   4.97%      5.47%      3.37%
Average interest rate on year-end balance            5.77%      5.07%      4.60%

Commercial paper
Balance at year end                               $ 8,080    $ 6,860    $ 8,009
Average amount outstanding                          7,399      7,022      7,387
Maximum amount outstanding at
   any month end                                    9,076      8,239      9,378
Average interest rate for the year                   5.78%      6.25%      4.59%
Average interest rate on year-end balance            5.61%      5.81%      5.38%

Other
Balance at year end                               $ 5,840    $ 4,243    $ 6,750
Average amount outstanding                          5,210      5,694      6,961
Maximum amount outstanding at
   any month end                                    6,436      6,918      7,832
Average interest rate for the year                   7.23%      6.95%      6.57%
Average interest rate on year-end balance            6.08%      7.45%      6.27%
===============================================================================


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

NOTE 9--LONG-TERM DEBT

In accordance with the Federal Reserve Board's Capital Adequacy Guidelines, long-term debt included in risk-based capital must meet specific criteria. Generally, qualifying debt must be unsecured, subordinated and have an original weighted-average maturity of at least five years. Additionally, the outstanding amount of long-term debt included in risk-based capital is reduced as these issues approach maturity. That is, one-fifth of the original issue is amortized each year during the last five years before maturity.

      Long-term debt included in risk-based capital and other long-term debt are summarized as follows, based on the contractual terms of each issue:

Long-term debt included in risk-based capital

                                                          Dec. 31,     Dec. 31,
                         Subordinated     Subordinated        1996         1995
(in millions)              Fixed Rate    Floating Rate       Total        Total
-------------------------------------------------------------------------------
Parent Company
Due in 1996                    $   --           $   --      $   --       $  150
Due in 1997                       199               --         199          199
Due in 1998                        --               --          --           --
Due in 1999                       100              150         250          250
Due in 2000                       200               --         200          199
Due in 2001                       210               --         210          210
Due in 2002-2006                1,020              413       1,433        1,331
Thereafter                        710               --         710          414
-------------------------------------------------------------------------------
Total                          $2,439           $  563      $3,002       $2,753
-------------------------------------------------------------------------------
BTCo
Due in 1996                    $   --           $   --      $   --       $   --
Due in 1997                        24               --          24           25
Due in 1998                        27               --          27           28
Due in 1999                         8               --           8            7
Due in 2000                         7               --           7            7
Due in 2001                         7               --           7            6
Due in 2002-2006                   26               --          26           24
Thereafter                         --               --          --           --
-------------------------------------------------------------------------------
Total                          $   99           $   --      $   99       $   97
-------------------------------------------------------------------------------
Total long-term debt                                        $3,101       $2,850
-------------------------------------------------------------------------------
Less: Amortization for risk-based capital purposes            (525)        (490)
-------------------------------------------------------------------------------
Total long-term debt included in risk-based capital         $2,576       $2,360
===============================================================================

Long-term debt not included in risk-based capital

                                                           Dec. 31,     Dec. 31,
                              Senior            Senior         1996         1995
(in millions)             Fixed Rate     Floating Rate        Total        Total
--------------------------------------------------------------------------------
Parent Company
Due in 1996                   $   --            $   --       $   --       $  594
Due in 1997                       --                66           66           24
Due in 1998                      100               420          520          542
Due in 1999                      249                29          278           40
Due in 2000                       --               457          457          478
Due in 2001                      248               563          811           16
Due in 2002-2006                  --                59           59           14
Thereafter                        --                --           --           --
--------------------------------------------------------------------------------
Total                         $  597            $1,594       $2,191       $1,708
--------------------------------------------------------------------------------
BTCo
Due in 1996                   $   --            $   --       $   --       $  564
Due in 1997                       21             1,590        1,611        1,099
Due in 1998                      100               303          403          280
Due in 1999                       21               119          140           92
Due in 2000                       --               987          987        1,464
Due in 2001                        8               644          652           63
Due in 2002-2006                 332               449          781          591
Thereafter                         8               155          163           21
--------------------------------------------------------------------------------
Total                         $  490            $4,247       $4,737       $4,174
--------------------------------------------------------------------------------
BT Securities Corporation
Senior/Junior Subordinated Notes due Feb. 1997 to
  Nov. 1999 ($62 million at fixed rate at Dec. 1996)         $  518       $  320
Senior Floating Rate Note due
  Sept. 1998 to Mar. 1999                                       499          200
Bankers Trust (Delaware)
Zero Coupon Bank Notes due Dec. 1996                             --           42
BTC Mortgage Investors Trust (fixed rate)                        63           --
--------------------------------------------------------------------------------
Total long-term debt                                         $8,008       $6,444
--------------------------------------------------------------------------------
Add: Amortization for risk-based capital purposes               525          490
--------------------------------------------------------------------------------
Total long-term debt not included in risk-based capital      $8,533       $6,934
================================================================================

     Based solely on the contractual terms of the debt issues, at December 31, 1996 and 1995 the Corporation's total fixed rate long-term debt had a weighted average interest rate of 7.30 percent and 7.53 percent, respectively.

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

     The weighted average effective interest rates for total long-term debt, including the effects of the related swap agreements, were 5.88 percent and 6.39 percent at December 31, 1996 and 1995, respectively.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     Mandatory convertible securities (equity commitment and equity contract notes) include covenants requiring the Parent Company, from time to time or at maturity, as appropriate, to issue common stock or other securities in an amount equal to the principal amount of the debt securities, in order to comply with capital adequacy guidelines. In this regard, at December 31, 1996 and 1995, the Parent Company had dedicated $448 million and $598 million, respectively of net proceeds from such issuances.

     At December 31, 1996 and 1995, certain subsidiaries of Bankers Trust Company had outstanding $2.76 billion and $2.94 billion, respectively of mandatory redeemable preference securities as included in the table above which are not included in risk-based capital. Maturities at December 31, 1996 range from March 1997 to October 2002 and maturities at December 31, 1995 range from September 1996 to December 2003.

NOTE 10--MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY
TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES INCLUDED IN RISK-BASED CAPITAL

Corporation-Obligated

BT Institutional Capital Trust A ("Trust A") and BT Institutional Capital Trust B ("Trust B"), wholly-owned subsidiaries of the Corporation, have outstanding $300 million 8.09% Capital Securities, Series A, ("Series A Securities") and $200 million 7.75% Capital Securities, Series B ("Series B Securities"), respectively (collectively, the "Capital Securities"). The Capital Securities have a liquidation value of $1,000 per Capital Security. Series A Securities and Series B Securities represent preferred undivided beneficial interests in the assets of Trust A and Trust B, respectively. The Corporation is the holder of all of the beneficial interests represented by common securities of Trust A and Trust B ("Common Securities" and, collectively with the Capital Securities, the "Trust Securities").

     Trust A and Trust B exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 8.09% Junior Subordinated Deferrable Interest Debentures, Series A and 7.75% Junior Subordinated Deferrable Interest Debentures, Series B (collectively, the "Junior Subordinated Debentures") issued by the Corporation. The Junior Subordinated Debentures are unsecured and subordinated to all senior indebtedness of the Corporation and will be the sole assets of Trust A and Trust B. Payments under the Junior Subordinated Debentures by the Corporation are the same as those for the Capital Securities described below. The Corporation has guaranteed all of the obligations of Trust A and Trust B under the Capital Securities, but only in each case to the extent of funds held by Trust A and Trust B, respectively.

     Holders of the Series A Securities and Series B Securities will be entitled to receive preferential cumulative cash distributions accumulating from December 1, 1996 and payable semi-annually in arrears on the first day of June and December of each year, commencing June 1, 1997, at the annual rate of 8.09% and 7.75%, respectively, of the liquidation amount of $1,000 per Capital Security.

     The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity on December 1, 2026. The Junior Subordinated Debentures may be redeemed at the option of the Corporation on or after December 1, 2006, or at any time upon the occurrence of certain events.

BTCo-Obligated

BTC Capital Trust I (the "Trust"), a wholly-owned subsidiary of BTCo, has outstanding $250 million Floating Rate Capital Securities, Series A (the "Capital Securities"). The Capital Securities have a liquidation value of $1,000 per Capital Security. The Capital Securities represent preferred undivided beneficial interests in the assets of the Trust. BTCo is the holder of all of the beneficial interests represented by common securities of the Trust ("Common Securities" and, collectively with the Capital Securities, the "Trust Securities").

     The Trust exists for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in Floating Rate Junior Subordinated Deferrable Interest Debentures, Series A (the "Junior Subordinated Debentures") issued by BTCo. The Junior Subordinated Debentures are unsecured and subordinated to all senior indebtedness of BTCo and will be the sole assets of the Trust. Payments under the Junior Subordinated Debentures by BTCo are the same as those for the Capital Securities described below. BTCo has guaranteed all of the Trust's obligations under the Capital Securities, but only in each case to the extent of funds held by the Trust.

     Holders of the Capital Securities will be entitled to receive preferential cumulative cash distributions accumulating from December 30, 1996 and payable quarterly in arrears on each March 30, June 30, September 30, and December 30, commencing March 30, 1997, in respect of the liquidation amount of $1,000 per Capital Security at a rate per annum equal to 3-Month LIBOR plus 0.75%.

     The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity on December 30, 2026. In addition, the Junior Subordinated Debentures may be redeemed at the option of BTCo on or after December 30, 2006, or at any time upon the occurrence of certain events.

     See Note 28 for details of mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities") issued subsequent to December 31, 1996.

NOTE 11--PREFERRED STOCK OF SUBSIDIARY

On January 22, 1993, BT Overseas Finance N. V. ("BTOF"), an indirect, wholly-owned subsidiary of the Parent Company authorized to issue 10,000 preferred shares, $.01 par value, issued $250 million, or 2,500 shares, of Auction Rate Cumulative Preferred Stock in four series of 625 shares each--Series A-D ("BTOF Preferred"). The BTOF Preferred has contingent voting rights and a liquidation preference of $100,000 per share, plus accrued and unpaid dividends. Each of the four series is identical, except that dividend rates and dividend payment dates vary and separate auctions on different auction dates are held for each series.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     The shares of each series of BTOF Preferred are redeemable, in whole but not in part, except under certain circumstances, at the option of BTOF at a redemption price of $100,000 per share, plus accrued and unpaid dividends to the date of redemption.

     Dividends on each series of BTOF Preferred are cumulative and payable generally every 28 days at a rate per annum determined by auction. The rate for any dividend period is subject to a minimum rate, in certain circumstances, based upon the "AA" Corporate Commercial Paper Rate and a maximum rate based upon selected short- and long-term U.S. Treasury securities as determined at the particular auction date. For the years ended December 31, 1996 and 1995, the composite average dividend rates on the four series of BTOF Preferred were 5.64 percent and 6.14 percent, respectively. At December 31, 1996 and 1995, the composite average dividend rates were 5.76 percent and 6.06 percent, respectively.

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

     See Note 28 for details regarding the redemption subsequent to December 31, 1996, of BTOF Series A through D Preferred Stock.

NOTE 12--PREFERRED STOCK
SERIES PREFERRED STOCK

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

($ in millions) December 31,                                   1996         1995
--------------------------------------------------------------------------------
Series J, Outstanding: 447,225 shares                          $ 45         $ 45
Series Q, Outstanding: 64,771 shares                            162          200
Series R, Outstanding: 52,533 shares                            131          150
Series I, Outstanding: 1,000,000 shares                         100          100
Series O, Outstanding: 592,031 shares                           148          147
Series P, Outstanding: 98,795 shares                             99           98
Series S, Outstanding: 50,000 shares                            125          125
--------------------------------------------------------------------------------
Total preferred stock                                          $810         $865
================================================================================

Series C Junior Participating Preferred Stock

The Parent Company has designated 1 million shares of the Series Preferred Stock as Series C Junior Participating Preferred Stock ("Series C"), which are issuable on the exercise of Preferred Share Purchase Rights pursuant to a Rights Agreement adopted by the Corporation in February 1988. See Note 13 for a more detailed discussion of this agreement. No Series C shares have ever been issued.

Fixed/Adjustable Rate Cumulative Preferred Stock, Series D and J

On August 31, 1989, the Parent Company issued $250 million, or 5 million shares, of Fixed/Adjustable Rate Cumulative Preferred Stock, Series D (Liquidation Preference--$50 per share) ("Series D"). On October 28, 1992, the Parent Company exchanged 447,225 shares of Fixed/Adjustable Rate Cumulative Preferred Stock, Series J (Liquidation Preference--$100 per share) ("Series J") for 894,450 shares of its Series D amount ing to $44,722,500 liquidation value. On September 1, 1994, the Corporation redeemed its remaining outstanding 4,105,550 shares, or $205,277,500 liquidation value, of the Series D Fixed/Adjustable Rate Cumulative Preferred Stock.

     At the option of the Parent Company, the Series J may be redeemed, in whole or in part, on or after December 1, 1995 and prior to December 1, 1997 at $103.00 per share and thereafter at $100.00 per share, plus accrued and unpaid dividends to the redemption date. However, these shares may be redeemed in whole earlier if the dividend rate is adjusted upwards as a result of an amendment to effect a change in the dividends exclusion per centage provisions of the Internal Revenue Code. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

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


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

8.55% Cumulative Preferred Stock, Series I

On March 23, 1992, Bankers Trust Company issued $100 million of 6.90% Subordinated Notes due March 1995 (the "Notes"). The Notes, which were guaranteed on a subordinated basis by the Parent Company, were issued as part of 4 million Preferred Purchase Units ("Units"). Each Unit consisted of a Note with a $25 principal amount, a subordinated guaranty by the Parent Company of such Note, and a preferred stock purchase contract (the "Purchase Contract") issued by the Parent Company. Holders of the Units were entitled to receive 8.55 percent per annum with respect to each Unit, payable quarterly, which consisted of the interest on the Notes and a contract fee in respect of the Purchase Contracts. On March 1, 1995, the Notes matured and, in accordance with the original terms of the Purchase Contracts, the holders of the Units were required to purchase 4 million depositary shares, at $25 per share, each representing a one-fourth interest in a share of the Parent Company's 8.55% Cumulative Preferred Stock, Series I (Liquidation Preference--$100 per share) ("Series I").

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

     See Note 28 for details regarding the redemption, subsequent to December 31, 1996, of 8.55% Cumulative Preferred Stock, Series I.

Auction Rate Cumulative Preferred Stock,
Series K, L, M and N

The Parent Company, as part of an agreement with BTOF, holds in treasury Auction Rate Cumulative Preferred Stock in four series of 625 shares each-Series K, Series L, Series M and Series N (Liquidation Preference--$100,000 per share).

     See Note 11 for a more detailed discussion of this agreement and Note 28 for details regarding the redemption, subsequent to December 31, 1996, of BTOF Series A through D Preferred Stock.

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

Adjustable Rate Cumulative Preferred Stock, Series Q

On March 28, 1994, the Parent Company issued $200 million, or 8 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series Q (Liquidation Preference--$2,500 per share) ("Series Q"). During 1996, the Parent Company repurchased approximately 1.5 million shares of Series Q. At the option of the Parent Company, the Series Q may be redeemed, in whole or in


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

part, on or after March 1, 1999, at $2,500 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

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

Adjustable Rate Cumulative Preferred Stock, Series R

On August 22, 1994, the Parent Company issued $150 million, or 6 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series R (Liquidation Preference--$2,500 per share) ("Series R"). During 1996, the Parent Company repurchased approximately 750 thousand shares of Series R. At the option of the Parent Company, the Series R may be redeemed, in whole or in part, on or after September 1, 1999, at $2,500 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

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

7.75% Cumulative Preferred Stock, Series S

On June 30, 1995, the Corporation issued $125 million, or 5 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of the Corporation's 7 3/4% Cumulative Preferred Stock, Series S (Liquidation Preference--$2,500 per share) ("Series S").

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

NOTE 13--PREFERRED SHARE PURCHASE RIGHTS

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


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

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

NOTE 14--COMMON STOCK AND STOCK-BASED COMPENSATION PLANS

The purposes and number of shares of common stock issued, distributed from treasury and purchased for treasury during 1996, 1995 and 1994 were as follows:

Year Ended December 31,                       1996          1995           1994
-------------------------------------------------------------------------------
Common shares outstanding,
  beginning of year                     79,076,118    78,069,266     80,602,534
-------------------------------------------------------------------------------
Shares issued or distributed under
  Employee Benefit Plans:
    1976 Stock Option Plan                      --            --          3,000
    1985 Stock Option and
      Stock Award Plan
        Stock options                      674,441       260,993        144,769
        Restricted stock awards, net            --            --        (12,619)
        Deferred stock awards               31,701            --         15,829
    1991 Stock Option and
      Stock Award Plan
        Stock options                    1,654,567       367,728        274,864
        Restricted stock awards, net       (31,293)      (84,539)        (5,298)
        Deferred stock awards                   --       242,264          7,459
    1994 Stock Option and
      Stock Award Plan
        Stock options                    1,907,957         7,000             --
        Restricted stock awards, net       541,910       813,901        661,400
        Deferred stock awards                  265            --             --
-------------------------------------------------------------------------------
Total shares issued or distributed       4,779,548     1,607,347      1,089,404
Shares issued for acquisitions           2,881,476            --             --
Shares purchased for treasury           (7,493,395)     (600,495)    (3,622,672)
-------------------------------------------------------------------------------
Common shares outstanding,
  end of year                           79,243,747    79,076,118     78,069,266
===============================================================================

      At December 31, 1996, common stock was reserved for issuance or distribution as follows:

--------------------------------------------------------------------------------
Dividend Reinvestment and Common Stock Purchase Plan                   2,512,549
Employee Benefit Plans
  PartnerShare (including ESOP shares)                                 2,274,330
  1994 Stock Option and Stock Award Plan                              11,067,567
  1991 Stock Option and Stock Award Plan                               4,822,563
  1985 Stock Option and Stock Award Plan                               1,537,435
--------------------------------------------------------------------------------
Total                                                                 22,214,444
================================================================================

     At the Annual Meeting of Stockholders on April 19, 1994, the stockholders approved the 1994 Stock Option and Stock Award Plan (the "1994 Plan") which made available for grant, until April 21, 1998, 15 million common shares. The 1994 Plan permits the granting of nonqualified and incentive stock options, restricted stock, deferred stock and other stock-based awards (collectively, the "Awards"). Awards are still outstanding under the 1991 Stock Option and Stock Award Plan (the "1991 Plan") and the 1985 Stock Option and Stock Award Plan (the "1985 Plan"). No further Awards will be granted under either the 1991 Plan, as of April 19, 1994 or the 1985 Plan, as of April 16, 1991 or the 1976 Stock Option Plan. These plans are administered by a Committee of the Board of Directors (the "Committee"), none of whom is eligible to participate therein. The Committee determines whether, to what extent and under what circumstances the Awards may be settled in cash. Awards granted under these plans may be satisfied through the use of the Parent Company's authorized but unissued shares or shares held in the Parent Company's treasury.

     At the Annual Meeting of Stockholders scheduled for April 15, 1997, stockholders will vote on a proposed plan which, if adopted, would be called the 1997 Stock Option and Stock Award Plan (the "1997 Plan"). The provisions of this proposed plan are generally similar to the 1994 Plan and would make 20 million shares available for grant under its terms. The Board of Directors has authorized a stock purchase program to satisfy the awards to be granted under the proposed 1997 Plan and under prior Stock Option and Stock Award Plans. The authorization includes the 20 million shares that are subject to the proposed 1997 Plan. The Corporation intends to satisfy awards granted under the 1997 Plan through the issuance of treasury shares acquired in open market purchases.

     Stock options are granted to purchase stock at a price not less than the fair market value on the date of grant and may be outstanding for any period up to 10 years and one day from the date of grant. Generally, no stock option may be exercised until the employee has remained in the continuous employ of the Corporation for one year after the option is granted.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     The following is a summary of stock option transactions which occurred during 1994, 1995 and 1996:

                                                                Weighted-Average
                                               Exercise Price     Exercise Price
                                Options            Per Option         Per Option
--------------------------------------------------------------------------------
December 31, 1993             6,091,934   $19.75   - $80.75               $58.77
  Granted                     2,448,000    67.0625 -  70.25                68.61
  Exercised                    (422,633)   19.75   -  70.4375              52.29
  Cancelled                    (314,653)                                   55.17
---------------------------------------
December 31, 1994             7,802,648    27.0625 -  80.75                62.34
=======================================
  Granted                     2,648,500    62.1875 -  69.0625              62.45
  Exercised                    (635,721)   27.0625 -  68.625               51.56
  Cancelled                    (816,636)                                   66.77
---------------------------------------
December 31, 1995             8,998,791    27.0625 -  80.75                62.74
=======================================
  Granted                     3,386,500    64.5625 -  83.3125              76.28
  Exercised                  (4,236,965)   27.0625 -  70.4375              59.96
  Cancelled                    (395,941)                                   66.50
---------------------------------------
December 31, 1996             7,752,385    27.0625 -  83.3125              69.60
=======================================                         ================
Exercisable at:
December 31, 1995             6,350,291                                    62.86
=======================================                         ================
December 31, 1996             4,382,385                                    64.46
=======================================                         ================

     The weighted-average remaining contractual life for options outstanding at December 31, 1996 was 8.1 years.

     Recipients of restricted stock have all the rights of a stockholder of the Corporation, except for limitations on sale or use of shares during the restriction period, generally two to three years. Restricted stock must be issued from treasury shares. The Committee determines all conditions of the awards, including whether to permit or require cash dividends to be deferred or reinvested.

     Deferred stock awards are the right to receive common stock of the Corporation at a specified future date. The awards vest from one to three years from the date of the award. For deferred stock awards, shares of stock are not distributed until after a specified deferral period extending up to five years from the vesting date. Prior to distribution, awards may earn amounts equivalent to quarterly dividends declared by the Corporation and may also earn the equivalent of the excess of quarterly earnings per common share over the cash dividends. At December 31, 1996 and 1995, there were deferred stock awards outstanding of 6,721,996 shares and 3,334,674 shares, respectively.

     After providing for stock options granted, restricted stock awards and deferred stock awards, there were 189,548 and 7,073,010 shares available for future grant under the 1994 Plan at December 31, 1996 and 1995, respectively. Compensation expense recognized for the restricted stock awards and deferred stock awards was $174 million and $48 million in 1996 and 1995, respectively. The weighted-average grant-date fair value of restricted stock awards and deferred stock awards granted during 1996 was $82.86.

     The Corporation applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of SFAS
123. The weighted average fair value of options granted during 1996 was $14.88. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively; risk-free interest rates of 6.77% and 5.91%; dividend yield of 5.0% for both years; volatility factor of the expected market price of the Corporation's common stock of 23% for both years; and a weighted-average expected life of the option of 5 years.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

(in millions except for earnings per share information)            1996     1995
--------------------------------------------------------------------------------
Net income:
  As reported                                                     $ 612    $ 215
  Pro forma                                                       $ 586    $ 205
Primary earnings per share:
  As reported                                                     $6.78    $2.03
  Pro forma                                                       $6.46    $1.90
Fully diluted earnings per share:
  As reported                                                     $6.74    $2.02
  Pro forma                                                       $6.42    $1.90
--------------------------------------------------------------------------------

     Because compensation expense associated with an award is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the income statement.

NOTE 15--ASSET AND DIVIDEND RESTRICTIONS

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the Federal Reserve Bank. The reserve balances of the Corporation's subsidiary banks were $180 million and $633 million at December 31, 1996 and 1995, respectively. For the years 1996 and 1995, the average reserve balances of these banks amounted to $196 million and $199 million, respectively.

     Assets, principally trading assets and securities available for sale, of approximately $6.304 billion at December 31, 1996 were pledged as collateral to secure public and trust deposits, for borrowings, and for other purposes.

     Federal law also requires that "covered transactions," as defined, engaged in by insured banks and their subsidiaries with certain affiliates, including the Parent Company, be at arm's length and limited to 20 percent of Tier 1 Capital and Tier 2 Capital as defined by the Federal Reserve Bank risk-based capital guidelines, the balance of the institutions allowance for loan and lease losses not included in Tier 2 Capital, and "covered transactions" with any one such affiliate be limited to 10 percent of capital and surplus. Covered transactions are defined to include, among other things, loans and other extensions of credit to such an affiliate and guarantees, acceptances and letters of credit issued on behalf of such an affiliate. Such loans, other extensions of credit, guarantees, acceptances and letters of credit must be secured. Other restrictions also apply to inter-affiliate transactions.

     Limitations exist on the availability of BTCo's undistributed earnings for the payment of dividends to the Parent Company without prior approval of the bank regulatory authorities. In this regard, BTCo can declare dividends in 1997 without approval of the regulatory authorities of $251 million of its retained earnings at December 31, 1996, plus an additional amount equal to net profits, as defined, for 1997 up to the date of any such dividend declaration. The Federal Reserve Board may prohibit the payment of dividends if it determines that circumstances relating to the financial condition of a bank are such that the payment of dividends would be an unsafe and unsound practice.

     Certain other subsidiaries are subject to various regulatory and other restrictions which may limit cash dividends and advances to the Parent Company.

NOTE 16--REGULATORY CAPITAL

The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's risk-based capital guidelines addressing the capital adequacy of bank holding companies and banks (collectively, "banking organizations") include a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories, as well as minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The Federal Reserve Board also has a minimum Leverage Ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage Ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.

     Failure to meet minimum capital requirements can initiate certain mandates, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Corporation and BTCo.

     Under the risk-based capital guidelines, there are two categories of capital: core capital ("Tier 1 Capital") and supplemental capital ("Tier 2 Capital"), collectively referred to as Total Capital. Tier 1 Capital includes common stockholders' equity, qualifying perpetual preferred stock, qualifying trust preferred capital securities and minority interest in equity accounts of consolidated subsidiaries. Tier 2 Capital includes perpetual preferred stock and trust preferred capital securities (to the extent ineligible for Tier 1 Capital), hybrid capital instruments (i.e., perpetual debt and mandatory convertible securities), limited amounts of subordinated debt, intermediate-term preferred stock, and a portion of the allowance for credit losses.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     In accordance with current Federal Reserve Board (FRB) guidelines, the stockholder's equity and risk-weighted assets of BT Securities Corporation are excluded from the calculation of the regulatory capital ratios. In computing these ratios, 50 percent of BT Securities stockholder's equity is deducted from the Corporation's Tier 1 Capital, and 50 percent is deducted from Tier 2 Capital. Similar treatment is accorded the stockholder's equity and risk-weighted assets of certain foreign insurance subsidiaries of the Corporation.

     In addition, under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), five capital categories were established for banks. Pursuant to that statute, the federal bank regulatory agencies have specifically defined these categories by determining that a bank is well capitalized if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage ratio of at least 5 percent.

     The Federal Reserve Board has also adopted these same thresholds for the Tier 1 Capital ratio and Total Capital ratio in defining a well-capitalized bank holding company. The well-capitalized threshold for the Leverage ratio has been established at 3.0 percent or 4.0 percent, depending on other regulatory criteria.

     Based on their respective regulatory capital ratios at December 31, 1996 and December 31, 1995, both the Corporation and BTCo are well capitalized. There are no conditions or events that management believes have changed the Corporation's and BTCo's well-capitalized status.

      The Corporation's actual capital amounts and ratios are presented in the table below.

                                                                                         FRB
                                                                                     Minimum      To Be Well
                                                                                         For     Capitalized
                                                                                     Capital           Under
                             Actual as of                    Actual as of           Adequacy      Regulatory
                               12/31/96                        12/31/95            Purposes:     Guidelines:
------------------------------------------------------------------------------------------------------------
($ in millions)         Amount          Ratio           Amount          Ratio          Ratio           Ratio
------------------------------------------------------------------------------------------------------------
Total Capital (1)
  Corporation (2)       $8,330           13.7%          $7,370           13.9%           8.0%           10.0%
  BTCo                   6,769           12.9%           5,926           12.8%           8.0%           10.0%
Tier 1 Capital (1)
  Corporation (2)       $5,326            8.7%          $4,512            8.5%           4.0%            6.0%
  BTCo                   4,869            9.3%           4,394            9.5%           4.0%            6.0%
Leverage (3)(4)
  Corporation (2)       $5,326            5.5%          $4,512            5.1%           3.0%        3.0-4.0%
  BTCo                   4,869            5.3%           4,394            5.1%           3.0%            5.0%

(1) Ratios are calculated on Tier 1 Capital and Total Capital as a percentage of risk-weighted assets.
(2) Capital and risk-weighted assets of BT Securities Corporation and certain foreign insurance subsidiaries of the Corporation have been excluded in accordance with current Federal Reserve Board guidelines.
(3) Ratio is calculated on Tier 1 Capital as a percentage of adjusted quarterly average assets.
(4) Minimum capital adequacy levels for the Leverage ratio may be set 100 to 200 basis points higher depending upon other regulatory criteria.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

NOTE 17--INTEREST REVENUE AND INTEREST EXPENSE

The following are the components of interest revenue and interest expense:

(in millions) Year Ended December 31,                 1996       1995       1994
--------------------------------------------------------------------------------
INTEREST REVENUE
Interest-bearing deposits with banks                $  214     $  207     $  124
Federal funds sold                                     119        104         31
Securities purchased under resale
  agreements                                         1,312        828        384
Securities borrowed                                    816        738        295
Trading assets                                       2,404      2,676      2,930
Securities available for sale
  Taxable                                              424        332        312
  Exempt from federal income taxes                      35         60         78
Loans                                                1,042        941        876
--------------------------------------------------------------------------------
Total interest revenue                               6,366      5,886      5,030
--------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                                     384        376        268
  Foreign offices                                      971        984        696
Trading liabilities                                    862      1,053        807
Securities sold under repurchase
  agreements                                         1,574      1,173        917
Other short-term borrowings                            987      1,033        894
Long-term debt                                         619        450        276
Mandatorily redeemable capital
  securities of subsidiary trusts holding
  solely junior subordinated deferrable
  interest debentures included in
  risk-based capital                                     3         --         --
--------------------------------------------------------------------------------
Total interest expense                               5,400      5,069      3,858
--------------------------------------------------------------------------------
Net interest revenue                                $  966     $  817     $1,172
================================================================================

NOTE 18--TRADING REVENUE

The following are the components of trading revenue:

(in millions) Year Ended December 31,                1996       1995       1994
-------------------------------------------------------------------------------
Interest rate risk                                  $ 445      $  87      $ 278
Foreign exchange risk                                 178         36        (54)
Equity and commodity risk                             223        218        241
-------------------------------------------------------------------------------
Total trading revenue                               $ 846      $ 341      $ 465
===============================================================================

NOTE 19--PENSION AND OTHER EMPLOYEE BENEFIT PLANS

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

     Pension expense for 1996, 1995 and 1994 included the following components:

(in millions)                                        1996       1995       1994
-------------------------------------------------------------------------------
Principal defined benefit plans
 (domestic and foreign)
    Service cost--benefits earned                   $  23      $  17      $  23
    Interest cost on projected benefit
      obligations                                      42         38         37
    Actual return on plan assets                      (78)      (151)         6
    Net amortization and deferral                       5         83        (73)
-------------------------------------------------------------------------------
Total                                                  (8)       (13)        (7)
Defined contribution plans                             24         20         10
Other plans                                             4          5          2
-------------------------------------------------------------------------------
Pension expense                                     $  20      $  12      $   5
===============================================================================

      The actuarial assumptions used for the principal domestic defined benefit plan were as follows:

                                                   1996        1995        1994
-------------------------------------------------------------------------------
Discount rate in determining expense               7.00%       8.75%       7.25%
Discount rate in determining benefit
  obligations at year end                          7.50%       7.00%       8.75%
Rate of increase in future compensation
  levels for determining expense                   5.00%       5.00%       5.00%
Rate of increase in future compensation
  levels for determining benefit
  obligations at year end                          5.00%       5.00%       5.00%
Expected long-term rate of return
  on assets                                        9.00%       9.00%       9.00%

     At year end 1996, the effect of changing the discount rate from 7.00% to 7.50% was to decrease the projected benefit obligation, accumulated benefit obligation and vested benefit obligation by $43 million, $34 million and $34 million, respectively.

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


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet for its principal domestic and foreign defined benefit pension plans:

                                      December 31, 1996            December 31, 1995
------------------------------------------------------------------------------------------
                                Assets Exceed    Accumulated  Assets Exceed    Accumulated
                                  Accumulated       Benefits    Accumulated       Benefits
(in millions)                        Benefits  Exceed Assets       Benefits  Exceed Assets
------------------------------------------------------------------------------------------
Actuarial present value
  of benefit obligations:
   Vested benefit obligations           $(465)         $ (20)         $(445)         $ (22)
==========================================================================================
   Accumulated benefit
    obligations                         $(482)         $ (20)         $(460)         $ (22)
==========================================================================================
Projected benefit obligations           $(565)         $ (21)         $(544)         $ (23)
Plan assets at fair value                 863              1            795              1
------------------------------------------------------------------------------------------
Funded status                             298            (20)           251            (22)
Unrecognized net (assets)
  obligations                             (23)             1            (28)             1
Unrecognized prior service cost            15             --             17             --
Unrecognized net (gain) loss             (129)             3            (92)             4
Additional minimum liability               --             (4)            --             (5)
------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost          $ 161          $ (20)         $ 148          $ (22)
==========================================================================================

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

     The Corporation's postretirement benefits expense for the year ended December 31, 1996 was $10 million. This consisted of $9 million of interest cost on accumulated postretirement benefit obligations and $1 million of service cost attributable to service during the year. For the year ended December 31, 1995 postretirement benefits expense was $9 million. This consisted of $8 million of interest cost on accumulated postretirement benefit obligations and $1 million of service cost attributable to service during the year. For the year ended December 31, 1994 postretirement benefits expense was $10 million. This consisted of $9 million of interest cost on accumulated postretirement benefit obligations and $1 million of service cost attributable to service during the year.

     The actuarial assumptions used for the Corporation's postretirement benefit plans were as follows:

                                      December 31, 1996     December 31, 1995
-------------------------------------------------------------------------------
                                     Retiree     Retiree   Retiree     Retiree
                                      Health        Life    Health        Life
($ in millions)                         Care   Insurance      Care   Insurance
-------------------------------------------------------------------------------
Health care cost trend rate:
  First year                           10.00%        N/A     11.00%        N/A
===============================================================================
  Ultimate rate after 5 years
    (1996) and 6 years (1995)
    (based on roughly
    equal annual decreases)             5.50%        N/A      5.50%        N/A
Discount rate in determining
  expense                               7.00%       7.00%     8.75%       8.75%
===============================================================================
Discount rate in determining
  benefit obligations at year-end       7.50%       7.50%     7.00%       7.00%
===============================================================================
Rate of increase in future
  compensation levels for
  determining benefit
  obligation at both beginning
  and end of the year                    N/A        5.00%      N/A        5.00%
===============================================================================
Expected long-term rate of
  return on plan assets                  N/A        9.00%      N/A        9.00%
Effect of a one-percentage-point
  increase in the health care
  cost trend rates on the
  accumulated postretirement
  benefit obligation                  $    9         N/A    $    6         N/A
Effect of a one-percentage-
  point increase in the assumed
  health care cost trend rates
  on the aggregate of the
  service and interest cost
  components of net periodic
  postretirement expense for
  the year ended                      $    1         N/A    $    1         N/A
===============================================================================
N/A Not applicable.

     At year end 1996, the effect of changing the discount rate from 7.00% to 7.50% was to decrease the accumulated postretirement benefit obligation for the retiree health care plan and the retiree life insurance plan by $2 million and $1 million, respectively.

     At year end 1995, the effect of changing the discount rate from 8.75% to 7.00% was to increase the accumulated postretirement benefit obligation for the retiree health care plan and the retiree life insurance plan by $2 million and $1 million, respectively.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet:

                                      December 31, 1996     December 31, 1995
-------------------------------------------------------------------------------
                                     Retiree     Retiree   Retiree     Retiree
                                      Health        Life    Health        Life
($ in millions)                         Care   Insurance      Care   Insurance
-------------------------------------------------------------------------------
Accumulated postretirement
  benefit obligation:
    Retirees                           $ (80)      $  (6)    $ (62)      $  (5)
    Fully eligible plan participants     (17)         --       (16)         --
    Other active plan participants       (21)         (6)      (18)         (5)
-------------------------------------------------------------------------------
                                        (118)        (12)      (96)        (10)
Plan assets at fair value                 --           4        --           5
-------------------------------------------------------------------------------
Funded status                           (118)         (8)      (96)         (5)
Unrecognized prior service cost            7          --         8          --
Unrecognized net (gain) loss              (4)          3       (23)          1
-------------------------------------------------------------------------------
Accrued postretirement
  benefit cost                         $(115)      $  (5)    $(111)      $  (4)
================================================================================

Profit Sharing Plans

The Corporation maintains a noncontributory profit sharing plan, called PartnerShare, covering substantially all domestic employees. The Corporation's contribution consists of a fixed contribution equal to six percent of eligible domestic employees' annual salary (the "Fixed Contribution") as well as an additional contribution of from zero to nine percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes (the "Profit-Driven Contribution"). The Profit-Driven Contribution was 4.75 percent, 1.69 percent and 4.73 percent for 1996, 1995 and 1994, respectively. The sum of the Fixed Contribution and the Profit-Driven Contribution amounted to $41 million, $29 million and $41 million for the years 1996, 1995 and 1994, respectively.

     The Corporation also has a profit sharing plan (called the "Share and Discretionary Cash Scheme") covering its employees in the United Kingdom. The Corporation's contributions to this plan range from zero to 14 percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes. The contribution for 1996, 1995 and 1994 was 8.72 percent, 3.11 percent and 8.69 percent, respectively. The amount of expense recognized for the Share and Discretionary Cash Scheme was $7 million, $2 million and $8 million for 1996, 1995 and 1994, respectively.

NOTE 20--INCOME TAXES

The Corporation files consolidated income tax returns which include all significant domestic subsidiaries.

     The domestic and foreign components of consolidated income before income taxes follow:

(in millions) Year Ended December 31,                1996       1995        1994
--------------------------------------------------------------------------------
Domestic                                            $  88      $ (89)      $ 139
Foreign                                               784        400         730
--------------------------------------------------------------------------------
Total                                               $ 872      $ 311       $ 869
================================================================================

     For purposes of determining the above amounts, foreign income is defined as income recorded by operations located outside of the U.S.

     Undistributed earnings of certain foreign subsidiaries amounted to approximately $1.3 billion at December 31, 1996. Federal taxes which would have approximated $270 million, assuming utilization of foreign tax credits, have not been provided on these earnings, as they are permanently reinvested outside the U.S.

     Deferred income taxes result from differences in the timing of revenue and expense recognition for income tax and financial reporting purposes. An analysis of consolidated income taxes follows:

(in millions) Year Ended December 31,              1996        1995        1994
-------------------------------------------------------------------------------
Income taxes applicable to:
  Income before income taxes*                     $ 260       $  96       $ 254
  Capital surplus                                   (26)          3          (5)
  Cumulative translation adjustments                (24)          9         (59)
  Securities valuation allowance                     32         (26)        (16)
-------------------------------------------------------------------------------
Total                                             $ 242       $  82       $ 174
===============================================================================

* Includes income tax expense related to securities available for sale transactions of $30 million, $74 million and $26 million in 1996, 1995 and 1994, respectively.

     The components of consolidated income taxes follow:

(in millions) Year Ended December 31,              1996        1995        1994
-------------------------------------------------------------------------------
Current
  Federal                                         $   6       $   5       $   5
  Foreign                                           124         317         294
  State and local                                    21          19          16
-------------------------------------------------------------------------------
Total current                                       151         341         315
-------------------------------------------------------------------------------
Deferred
  Federal                                           (37)       (123)       (102)
  Foreign                                           125        (141)        (61)
  State and local                                     3           5          22
-------------------------------------------------------------------------------
Total deferred                                       91        (259)       (141)
-------------------------------------------------------------------------------
Total                                             $ 242       $  82       $ 174
===============================================================================


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

      The following is an analysis of the difference between the U.S. federal statutory income tax rate and the effective tax rate on consolidated income before income taxes:

Year Ended December 31,                             1996       1995       1994
------------------------------------------------------------------------------
U.S. federal statutory income tax rate                35%        35%        35%
  State and local income taxes                         2          5          2
  Tax-exempt income                                   (3)        (8)        (6)
  Foreign subsidiary earnings                         (2)         3         (1)
  Other items, net                                    (2)        (4)        (1)
------------------------------------------------------------------------------
Effective income tax rate                             30%        31%        29%
==============================================================================

     The following is an analysis of the Corporation's net deferred tax assets:

(in millions) December 31,                                      1996        1995
--------------------------------------------------------------------------------
Deferred tax assets                                           $1,116      $1,087
Valuation allowance                                              227         227
--------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance                   889         860
Deferred tax liabilities                                         511         392
--------------------------------------------------------------------------------
Net deferred tax assets                                       $  378      $  468
================================================================================

     At December 31, 1996, the Corporation's deferred tax assets were primarily related to credit losses ($440 million), foreign tax credit carryforwards ($135 million) that will expire in 1999, 2000 and 2001, and a net operating loss carryforward ($30 million) which expires in 2011. Deferred tax liabilities were primarily related to certain trading activities ($119 million) and lease financing activities ($176 million).

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

NOTE 21--EARNINGS PER COMMON SHARE

Primary and fully diluted earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the year.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price, if it is higher than the average market price. At no time during the three-year period ended December 31, 1996 did the Corporation have outstanding any securities which were convertible into the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows:

(in millions) Year Ended December 31,                   1996      1995      1994
--------------------------------------------------------------------------------
Net income applicable to
  common stock                                        $  561    $  164    $  587
================================================================================
Average number of common shares
  outstanding                                         78.478    78.458    79.012
Average  common and common
  equivalent shares outstanding--
  primary                                             82.766    80.923    81.825
Average common and common
  equivalent shares outstanding--
  assuming full dilution                              83.259    81.095    81.865
================================================================================

NOTE 22--INTERNATIONAL OPERATIONS

Management views the operation of the Corporation on an organizational unit basis, as disclosed in the Management Discussion and Analysis on page 37. However, in order to comply with the financial reporting regulations of the Securities and Exchange Commission, the Corporation is required to report international operations on the basis of the domicile of the customer. Pursuant to these regulations, any business transacted with a customer who is domiciled outside the U.S. is reported as international operations. Due to the complex nature of the Corporation's businesses and because its revenue from customers domiciled outside the U.S. is recorded in both domestic and foreign offices, it is impossible to segregate with precision the respective contributions to income from the domestic and international operations. As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. These estimates and assumptions include the following: interest revenue and interest expense are apportioned to geographic areas based on the geographic distribution of average interest earning assets. The geographic location of the assets is determined by the domicile of the customer, or for interest earning securities, by the domicile of the issuer. For the year ended December 31, 1996, trading gains and losses are allocated based on the geographic distribution of average trading assets as determined by the domicile of the issuer. For the years ended December 31, 1995 and 1994, trading gains and losses are allocated based on the location of the office recording the gains/losses. All other noninterest revenue is allocated based on the geographic location of the office recording the income. Noninterest expense is basically apportioned geographically based on the geographical distribution of operating income (net interest revenue plus noninterest revenue). Corporate overhead expenses are allocated based upon average assets by geographic region. International offices are assessed a cost of funds charge


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

based on a short-term funding rate. Allocation of the provision for credit losses is based on the geographical distribution of net charges to the allowance for credit losses and management's assessment of the risks associated with the domestic and international portfolios. International taxes are calculated based on the foreign tax rate for each foreign office.

     Earning assets are allocated by the domicile of the customer. All other assets are allocated based on the location of the office recording the assets.

     Subject to the above limitations, estimates and assumptions, the following tables present information attributable to international operations ($ in millions):

                                                                         Income
                                   Total        Total        Total       before         Net
                                  assets      revenue(1)  expenses(1)     taxes      income
-------------------------------------------------------------------------------------------
1996
-------------------------------------------------------------------------------------------
International operations
  Asia                          $  9,633     $    613     $    516     $     97    $     71
  Australia/New Zealand           10,489        1,031          834          197         144
  Western Hemisphere              14,634        1,275        1,193           82          60
  Europe                          14,359          965          941           24          18
  United Kingdom                  25,451        1,027        1,027           --          --
  Middle East/Africa                 692           40           35            5           4
Intersegment eliminations        (12,759)        (591)        (591)          --          --
-------------------------------------------------------------------------------------------
    Total international           62,499        4,360        3,955          405         297
Domestic operations               57,736        5,205        4,738          467         315
-------------------------------------------------------------------------------------------
Total                           $120,235     $  9,565     $  8,693     $    872    $    612
===========================================================================================
International as a percentage
  of total                            52%          46%          45%          46%         49%
===========================================================================================

                                                                             Income
                                    Total         Total         Total        before          Net
                                   assets       revenue(1)   expenses(1)(2)   taxes(2)     income(2)
-------------------------------------------------------------------------------------------------
1995
-------------------------------------------------------------------------------------------------
International operations
  Asia                          $   7,565     $     710     $     609     $     101     $      70
  Australia/New Zealand             7,658           803           657           146           101
  Western Hemisphere               10,245         1,201         1,138            63            43
  Europe                            8,001           818           764            54            37
  United Kingdom                   28,850           599           807          (208)         (144)
  Middle East/Africa                  302            15            17            (2)           (1)
Intersegment eliminations         (11,119)         (751)         (751)           --            --
-------------------------------------------------------------------------------------------------
    Total international            51,502         3,395         3,241           154           106
Domestic operations                52,500         4,914         4,757           157           109
-------------------------------------------------------------------------------------------------
Total                           $ 104,002     $   8,309     $   7,998     $     311     $     215
=================================================================================================
International as a percentage
  of total                             50%           41%           41%           50%           49%
=================================================================================================

                                                                         Income
                                   Total        Total        Total       before         Net
                                  assets      revenue(1)  expenses(1)     taxes      income
-------------------------------------------------------------------------------------------
1994
-------------------------------------------------------------------------------------------
International operations
  Asia                          $  7,867     $    434     $    423     $     11    $      8
  Australia/New Zealand            8,086          733          526          207         151
  Western Hemisphere               8,775          896          793          103          75
  Europe                           6,746          581          544           37          27
  United Kingdom                  25,645        1,546        1,402          144         105
  Middle East/Africa                 123           16           13            3           2
Intersegment eliminations        (21,109)        (913)        (913)          --          --
-------------------------------------------------------------------------------------------
    Total international           36,133        3,293        2,788          505         368
Domestic operations               60,883        4,210        3,846          364         247
-------------------------------------------------------------------------------------------
Total                           $ 97,016     $  7,503     $  6,634     $    869    $    615
===========================================================================================
International as a percentage
  of total                            37%          44%          42%          58%         60%
===========================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses.
(2) 1995 balances have been restated to reflect the change in methodology for allocating operating and corporate overhead expenses. Changes had no material impact on 1994 balances.

NOTE 23--DERIVATIVE FINANCIAL INSTRUMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     For a further discussion of derivative financial instruments (including leveraged derivative transactions) the related market and credit risks, and controls used to monitor such risks, which is not included as part of these audited financial statements, see "Risk Management" on page 47, "Derivatives" on page 50, "Summary of Credit Loss Experience" on page 54 and "Nonperforming Assets" on page 57. For the risk-weighted amounts under the risk-based capital guidelines of the Corporation's derivative and off-balance sheet exposures, which also are not included as part of these audited financial statements, see "Capital Resources" on page 45.

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

     Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities after application of master netting agreements. The following table reflects the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                    At December 31, 1996          Average during 1996
                                    --------------------        ---------------------
(in millions)                       Assets  (Liabilities)       Assets   (Liabilities)
-------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
   Swap Contracts                 $ 16,582      $(15,394)     $ 14,880       $(14,345)
Interest Rate Contracts
  Forwards                              84           (86)           63            (61)
  Options purchased                  1,149                       1,118
  Options written                                 (1,252)                      (1,323)
Foreign Exchange Rate Contracts
  Spot and Forwards                  9,855       (10,935)        7,754         (9,118)
  Options purchased                    917                         986
  Options written                                   (953)                        (983)
Equity-related contracts             2,696        (2,941)        2,128         (2,374)
Commodity-related and other
  contracts                            679          (690)          585           (594)

Exchange-Traded Options
Interest Rate                           10           (12)           19            (10)
Foreign Exchange                        --            --            --             (2)
Equity                                 251          (135)          181            (82)
-------------------------------------------------------------------------------------
Total Gross Fair Values             32,223       (32,398)       27,714        (28,892)
-------------------------------------------------------------------------------------
Impact of Netting Agreements       (20,813)       20,813       (17,314)        17,314
-------------------------------------------------------------------------------------
                                  $ 11,410(1)                 $ 10,400
                                  ========                    ========
                                                $(11,585)(1)                 $(11,578)
                                                ========                     ========

                                    At December 31, 1995           Average during 1995
                                    --------------------         ---------------------
(in millions)                       Assets  (Liabilities)        Assets   (Liabilities)
--------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
   Swap Contracts                 $ 15,858      $(15,471)      $ 15,901       $(15,288)
Interest Rate Contracts
  Forwards                              83           (81)           114           (116)
  Options purchased                  1,426                        1,139
  Options written                                 (1,312)                       (1,727)
Foreign Exchange Rate Contracts
  Spot and Forwards                  7,931        (8,937)        12,041        (11,795)
  Options purchased                    999                        1,462
  Options written                                   (941)                       (1,269)
Equity-related contracts             2,011        (2,359)         1,549         (1,756)
Commodity-related and other
  contracts                            541          (531)           607           (472)

Exchange-Traded Options
Interest Rate                           33           (16)           106            (62)
Foreign Exchange                        --            --              1            (11)
Equity                                 137           (80)           131            (69)
Commodity                               --            --              7             (5)
--------------------------------------------------------------------------------------
Total Gross Fair Values             29,019       (29,728)        33,058        (32,570)
--------------------------------------------------------------------------------------
Impact of Netting Agreements       (18,464)       18,464        (19,389)        19,389
--------------------------------------------------------------------------------------
                                  $ 10,555(1)                  $ 13,669
                                  ========                     ========
                                                $(11,264)(1)                  $(13,181)
                                                ========                      ========

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     Derivative contracts are generally either privately-negotiated OTC contracts or standard contracts transacted through regulated exchanges. For information as to the credit risk of OTC trading derivatives, which is not included as part of these audited financial statements, see "Derivatives" on page 50. Fair values of futures contracts are not included above due to cash margining requirements of regulated exchanges. Monthly averages are used in the table above.

End-User Derivative Financial Instruments

The Corporation, as an end user, utilizes various types of derivative products (principally interest rate swaps) to manage the interest rate, currency and other market risks associated with certain liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt, as well as securities available for sale, loans, investments in non-marketable equity instruments and net investments in foreign entities. Revenue or expense pertaining to management of interest rate exposure is predominantly recognized over the life of the contract as an adjustment to interest revenue or expense.

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

     The fair values and other information related to end-user derivatives are disclosed in Note 25.

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


Notional Amounts
(in millions)                            December 31, 1996         December 31, 1995
------------------------------------------------------------------------------------
                                                       End                       End
                                      Trading         User(1)   Trading         User(1)
------------------------------------------------------------------------------------
Interest rate contracts
Swaps                              $  589,739   $   58,375   $  540,124   $   59,104
Futures                               102,386           --      118,822           --
Forwards                               67,183        3,325       74,247        2,213
Options purchased
  Exchange traded                      41,106           --       52,020           --
  OTC                                  93,734        1,014       97,461          104
Options written
  Exchange traded                      42,300           --       41,833           --
  OTC                                  96,843           --      111,706           --
------------------------------------------------------------------------------------
  Total                            $1,033,291   $   62,714   $1,036,213   $   61,421
====================================================================================
Foreign exchange rate contracts
Spot, forwards, futures            $  539,805   $    2,358   $  475,435   $    1,990
Swaps                                  60,200        2,480       59,360        1,557
OTC options purchased                  23,118           --       22,345           --
OTC options written                    24,994           --       23,791           --
------------------------------------------------------------------------------------
  Total                            $  648,117   $    4,838   $  580,931   $    3,547
====================================================================================
Equity derivative contracts
Swaps                              $    6,165   $      224   $    5,681   $       22
Futures and forwards                    2,932           --        2,766           --
Options purchased
  Exchange traded                       3,097           --        2,726           --
  OTC                                  13,556            1       12,801           69
Options written
  Exchange traded                       2,648           --        6,808           --
  OTC                                  14,420           --       11,334           --
------------------------------------------------------------------------------------
  Total                            $   42,818   $      225   $   42,116   $       91
====================================================================================
Commodity and other contracts(2)
Swaps                              $    3,168          $--   $    4,003   $       --
Futures                                   792           --        1,622           --
Forwards                                2,304           --        2,098           --
Options purchased
  Exchange traded                         663           --        1,755           --
  OTC                                   1,879           --        5,040           --
Options written
  Exchange traded                         604           --        2,207           --
  OTC                                   1,956           --        5,213           --
------------------------------------------------------------------------------------
  Total                            $   11,366          $--   $   21,938   $       --
====================================================================================

(1) These are hedges of securities available for sale, loans, other assets, interest-bearing deposits, other short-term borrowings, long-term debt and net investments in foreign subsidiaries. These are transacted with derivatives traders within the Corporation who are intermediaries to external markets.
(2) Excluded from the notional amounts above were benefit-responsive contracts reflecting actuarial-related risk, minimal market risk and no credit risk, for which the notional values totaled $11.5 billion and $12.1 billion at December 31, 1996 and 1995, respectively.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

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

     The Corporation is subject to credit risk as a purchaser of an option contract, and is subject to market risk to the extent of the purchase price of the option. The Corporation is subject to market risk on its written option contracts, but not to credit risk, except as noted below, since the customer has already performed according to the terms of the contract by paying a cash premium up front. However, for SFAS 105 purposes, credit risk arises to the extent that the option contract requires or permits settlement in the underlying instrument, and that instrument is subject to credit risk. Such amounts related to certain written put option contracts on debt securities and certain forward contracts to purchase debt securities were $2.677 billion and $4.469 billion at December 31, 1996 and 1995, respectively. The underlying debt securities were primarily obligations of the U.S. and foreign central and local governments and U.S. federal agencies.

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

SECURITIES AND MONEY MARKET ACTIVITIES
(in millions)                       December 31, 1996          December 31, 1995
--------------------------------------------------------------------------------
                              Contract    Credit Risk    Contract    Credit Risk
                                Amount         Amount      Amount         Amount
--------------------------------------------------------------------------------
When-issued securities
  and other
  Commitments to sell          $ 1,440        $     2     $ 6,682        $     1
  Commitments to
   purchase (1)                  2,511          2,524       3,509          3,511
Securities lending
  indemnifications              37,799         37,799      28,761         28,761
--------------------------------------------------------------------------------
(1) Includes $1.1 billion and $.6 billion of forward-dated money market assets at December 31, 1996 and 1995, respectively.

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

     Securities lending indemnifications represent the market value of customers' securities lent to third parties. The Corporation indemnifies customers to the extent of the replacement cost and/or the market value of the securities in the event of a failure by a third party to return the securities lent. The market value of collateral, primarily cash, received for customers' securities lent was in excess of the contract amounts and was approximately $39 billion at December 31, 1996 and $30 billion at December 31, 1995.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

CREDIT-RELATED ARRANGEMENTS
(in millions)                          December 31, 1996       December 31, 1995
--------------------------------------------------------------------------------
                                   Contract  Credit Risk   Contract  Credit Risk
                                     Amount       Amount     Amount       Amount
--------------------------------------------------------------------------------
Commitments to extend
  credit(1)                         $12,736      $12,736    $ 9,370      $ 9,370
Standby letters of credit and
  similar arrangements(2)             3,974        3,974      4,562        4,562
--------------------------------------------------------------------------------
(1) Includes participations to other entities of approximately $2 billion at December 31, 1996 and 1995. Of the non-participated amount, approximately
    $2 billion and $3 billion expire in one year or less at December 31, 1996 and 1995, respectively. Additionally, both the contract amount and the credit risk amount include commitments to enter into securities resale agreements of $2.0 billion and $.8 billion at December 31, 1996 and 1995, respectively.
(2) Includes participations to other entities of approximately $1 billion at December 31, 1996 and 1995.

     Commitments to extend credit represent contractual commitments to make loans and revolving credits. Commitments generally have fixed expiration dates or other termination clauses and require the payment of a fee. Since commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements. Included in the amounts above are unused commitments to extend credit that are related to loans held for trading purposes. Information regarding the Corporation's credit risk with respect to real estate financing activities and highly leveraged transactions, which is not included as part of the audited financial statements, is disclosed on pages 58 through 60.

     Standby letters of credit and similar arrangements ("standbys"), issued primarily to support corporate obligations, commit the Corporation to make payments on behalf of customers contingent upon the failure of the customer to perform under the terms of the contract. Standbys outstanding related to customer obligations, such as commercial paper, medium- and long-term notes and debentures (including industrial revenue obligations), as well as other financial and performance-related obligations. At December 31, 1996, $2.747 billion will expire within one year, $1.058 billion from one to four years and $169 million after four years.

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

NOTE 24--CONCENTRATIONS OF CREDIT RISK

The Corporation, as required by SFAS 105, has identified two significant concentrations of credit risk: OECD country banks and OECD country central governments, their agencies and central banks. Together they represented 34 percent and 36 percent of total credit risk at December 31, 1996 and 1995, respectively. The Organization for Economic Cooperation and Development (OECD) is an international organization of countries which are committed to market-oriented economic policies, including the promotion of private enterprise and free market prices, liberal trade policies, and the absence of exchange controls. The OECD consists of 29 industrialized countries that are located primarily in Western Europe and North America, as well as Australia, Japan, New Zealand and South Korea. For risk-based capital purposes, domestic and foreign bank regulators generally assign OECD country central governments, their agencies and their central banks a credit risk weighting of zero percent, which means that no credit risk capital is required to support their financial instruments. OECD country banks are assigned the next lowest credit risk weighting (20 percent) by these regulators. The largest counterparty concentration was the U.S. government and its related entities, which comprised approximately 51 percent of the OECD country governments category. Within all other counterparties, the amount collateralized by cash and U.S. government securities represented approximately 26 percent of total credit risk.

     The following table reflects the aggregate credit risk by groups of counterparties, as defined by SFAS 105, relating to on- and off-balance sheet financial instruments, including derivatives, at December 31, 1996 and 1995. The increase in the OECD country banks category compared to 1995 was predominantly related to short-term, liquid transactions with European and U.S. banks.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

CREDIT RISK
================================================================================
                                           On-Balance    Off-Balance
(in millions)                                   Sheet          Sheet       Total
--------------------------------------------------------------------------------
1996
--------------------------------------------------------------------------------
Significant concentrations (1)
  OECD country banks (2)                     $ 34,689       $  4,040    $ 38,729
  OECD country governments                     16,072          3,194      19,266
--------------------------------------------------------------------------------
    Total significant concentrations           50,761          7,234      57,995
All other (3)(4)                               58,213         52,463     110,676
--------------------------------------------------------------------------------
Total                                        $108,974       $ 59,697    $168,671
================================================================================
1995
--------------------------------------------------------------------------------
Significant concentrations (1)
  OECD country banks (2)                     $ 21,553       $  3,894    $ 25,447
  OECD country governments                     19,862          6,567      26,429
--------------------------------------------------------------------------------
    Total significant concentrations           41,415         10,461      51,876
All other (3)(4)                               52,023         40,210      92,233
--------------------------------------------------------------------------------
Total                                        $ 93,438       $ 50,671    $144,109
================================================================================
(1) For these purposes, Poland has been excluded from the OECD categories at December 31, 1996 and the Czech Republic and Mexico were excluded at December 31, 1995.
(2) Included in the on-balance sheet component of this category was approximately $4 billion and $5 billion at December 31, 1996 and 1995, respectively, that was collateralized by U.S. government securities.
(3) The "all other" category of credit risk is diversified with respect to type of obligor and counterparty. Included in the on-balance sheet component of this category was approximately $8 billion and $10 billion at December 31, 1996 and 1995, respectively, that was collateralized by cash and U.S. government securities. Included in the off-balance sheet component of this category at December 31, 1996 was approximately $37 billion that was collateralized by cash and U.S. government securities and approximately
    $11 billion of unused commitments to extend credit, approximately $5 billion of which expire in one year or less. The corresponding amounts for December 31, 1995 were $28 billion, $6 billion and $3 billion, respectively.
(4) Includes:

CREDIT RISK
================================================================================
                                        On-Balance     Off-Balance
(in millions)                                Sheet           Sheet         Total
--------------------------------------------------------------------------------
1996
--------------------------------------------------------------------------------
  Real estate                               $2,002          $  394        $2,396
  Highly leveraged                           1,663           1,003         2,666
1995
--------------------------------------------------------------------------------
  Real estate                               $1,802          $  443        $2,245
  Highly leveraged                           1,173             802         1,975

      Information regarding the Corporation's credit risk with respect to real estate financing activities and highly leveraged transactions, which is not included as part of the audited financial statements, appears on pages 58 through 60.

NOTE 25--FAIR VALUE OF FINANCIAL INSTRUMENTS

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


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

      The following are the estimated fair values of the Corporation's financial instruments followed by a general description of the methods and assumptions used to estimate such fair values.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------------------------------------------------------
                                                                Underlying            Effect of        Total    Fair Value Over
(in millions) December 31, 1996                    Book Value   Fair Value  End-User Derivative   Fair Value (Under) Book Value
-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS, INCLUDING HEDGES
Cash and due from banks                               $ 1,543      $ 1,543               $   --      $ 1,543              $  --
Interest-bearing deposits with banks                    2,210        2,212                   --        2,212                  2
Federal funds sold                                      1,599        1,599                   --        1,599                 --
Securities purchased under resale agreements           17,986       17,988                   --       17,988                  2
Securities borrowed                                    16,676       16,676                   --       16,676                 --
Trading assets (see Notes 3 and 23)                    48,919       48,919                   --       48,919                 --
Securities available for sale (see Note 4)              7,920        7,985                  (65)       7,920                 --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit          15,561       15,386                  (23)      15,363               (198)
Allowance for credit losses                              (773)          --                   --           --                773
Due from customers on acceptances                         597          597                   --          597                 --
Accounts receivable and accrued interest                3,003        3,003                   --        3,003                 --
Other financial assets                                  1,940        2,018                   (3)       2,015                 75
FINANCIAL LIABILITIES, INCLUDING HEDGES
Noninterest-bearing deposits                            3,613        3,613                   --        3,613                 --
Interest-bearing deposits                              26,702       26,729                  (31)      26,698                 (4)
Trading liabilities (see Notes 3 and 23)               23,713       23,713                   --       23,713                 --
Securities sold under repurchase agreements            23,000       23,002                   --       23,002                  2
Other short-term borrowings                            19,395       19,402                   --       19,402                  7
Acceptances outstanding                                   597          597                   --          597                 --
Other financial liabilities                             5,218        5,218                   --        5,218                 --
Allowance for credit losses                               200           --                   --           --               (200)
Long-term debt*                                        11,839       12,037                 (113)      11,924                 85
Net investments in foreign subsidiaries                    --           --                    1            1                  1
-------------------------------------------------------------------------------------------------------------------------------
(in millions) December 31, 1995
-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS, INCLUDING HEDGES
Cash and due from banks                               $ 2,337      $ 2,337               $   --      $ 2,337              $  --
Interest-bearing deposits with banks                    2,023        2,027                   --        2,027                  4
Federal funds sold                                        854          854                   --          854                 --
Securities purchased under resale agreements           13,206       13,207                   --       13,207                  1
Securities borrowed                                    10,951       10,951                   --       10,951                 --
Trading assets (see Notes 3 and 23)                    47,893       47,893                   --       47,893                 --
Securities available for sale (see Note 4)              6,283        6,376                  (93)       6,283                 --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit          12,352       12,093                   (5)      12,088               (264)
Allowance for credit losses                              (992)          --                   --           --                992
Due from customers on acceptances                         500          500                   --          500                 --
Accounts receivable and accrued interest                4,220        4,220                   --        4,220                 --
Other financial assets                                  1,775        1,949                  (14)       1,935                160
FINANCIAL LIABILITIES, INCLUDING HEDGES
Noninterest-bearing deposits                            3,292        3,292                   --        3,292                 --
Interest-bearing deposits                              22,416       22,440                  (59)      22,381                (35)
Trading liabilities (see Notes 3 and 23)               26,091       26,091                   --       26,091                 --
Securities sold under repurchase agreements            15,247       15,253                   --       15,253                  6
Other short-term borrowings                            15,761       15,779                   (1)      15,778                 17
Acceptances outstanding                                   500          500                   --          500                 --
Other financial liabilities                             4,166        4,166                   --        4,166                 --
Long-term debt                                          9,294        9,631                 (280)       9,351                 57
Net investments in foreign subsidiaries                   --            --                  (16)         (16)               (16)
===============================================================================================================================

* 1996 includes trust preferred capital securities.

   A discussion of the nature, objectives and strategies for using end-user derivatives can be found in Note 23.

   The following table provides the gross unrealized gains and losses for end-user derivatives. Gross unrealized gains and losses for hedges of securities available for sale are recognized in the financial statements with the offset as an adjustment to securities valuation allowance in stockholders' equity. Gross unrealized gains and losses for hedges of loans, other assets, interest-bearing deposits, other short-term borrowings, long-term debt and net investments in foreign subsidiaries are not yet recognized in the financial statements.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Net
                                        Securities                      Interest-        Other     Long-       investments
                                         available              Other     bearing   short-term      term        in foreign
(in millions) December 31, 1996           for sale   Loans     assets    deposits   borrowings      debt(1)   subsidiaries    Total
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
  Pay Variable
    Unrealized Gain                          $   1    $ --      $ --        $  62         $  7     $ 198              $ --    $ 268
    Unrealized (Loss)                           --     (14)       --          (23)          (6)      (93)               --     (136)
-----------------------------------------------------------------------------------------------------------------------------------
  Pay Variable Net                               1     (14)       --           39            1       105                --      132
-----------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed
    Unrealized Gain                              3      --        --           13           --         1                --       17
    Unrealized (Loss)                          (50)     (9)       --          (45)          (1)      (28)               --     (133)
-----------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed Net                                (47)     (9)       --          (32)          (1)      (27)               --     (116)
-----------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                          4      --        --           75            7       199                --      285
-----------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized (Loss)                      (50)    (23)       --          (68)          (7)     (121)               --     (269)
-----------------------------------------------------------------------------------------------------------------------------------
  Total Net                                  $ (46)   $(23)     $ --        $   7         $ --     $  78              $ --    $  16
===================================================================================================================================
FORWARD RATE AGREEMENTS
  Unrealized Gain                            $  --    $ --      $ --        $   1         $ --     $  --              $ --    $   1
  Unrealized (Loss)                             --      --        --           (1)          --        --                --       (1)
-----------------------------------------------------------------------------------------------------------------------------------
  Net                                        $  --    $ --      $ --        $  --         $ --     $  --              $ --    $  --
===================================================================================================================================
CURRENCY SWAPS AND FORWARDS
  Unrealized Gain                            $ --     $ --      $  1        $  27         $ --     $  53              $ 42    $ 123
  Unrealized (Loss)                            --       --        --           (3)          --       (18)              (41)     (62)
-----------------------------------------------------------------------------------------------------------------------------------
  Net                                        $ --     $ --      $  1        $  24         $ --     $  35              $  1    $  61
===================================================================================================================================
OTHER CONTRACTS (2)
  Unrealized Gain                            $ --     $ --      $ --        $  --         $ --     $  --              $ --    $  --
  Unrealized (Loss)                           (19)      --        (4)          --           --        --                --      (23)
-----------------------------------------------------------------------------------------------------------------------------------
  Net                                        $(19)    $ --      $ (4)       $  --         $ --     $  --              $ --    $ (23)
===================================================================================================================================
Total Unrealized Gain                        $  4     $ --      $  1        $ 103         $  7     $ 252              $ 42    $ 409
Total Unrealized (Loss)                       (69)     (23)       (4)         (72)          (7)     (139)              (41)    (355)
-----------------------------------------------------------------------------------------------------------------------------------
Total Net                                    $(65)    $(23)     $ (3)       $  31         $ --     $ 113              $  1    $  54
===================================================================================================================================

(in millions) December 31, 1995
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAPS
  Pay Variable
    Unrealized Gain                          $ --     $ --      $ --        $ 132         $  4     $ 339              $ --    $ 475
    Unrealized (Loss)                          --       (5)       --           (7)          (1)      (24)               --      (37)
-----------------------------------------------------------------------------------------------------------------------------------
  Pay Variable Net                             --       (5)       --          125            3       315                --      438
-----------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed
    Unrealized Gain                            --       --        --           11           --        14                --       25
    Unrealized (Loss)                         (88)      --        --          (82)          (1)      (21)               --     (192)
-----------------------------------------------------------------------------------------------------------------------------------
  Pay Fixed Net                               (88)      --        --          (71)          (1)       (7)               --     (167)
-----------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                        --       --        --          143            4       353                --      500
-----------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized (Loss)                     (88)      (5)       --          (89)          (2)      (45)               --     (229)
-----------------------------------------------------------------------------------------------------------------------------------
  Total Net                                  $(88)    $ (5)     $ --        $  54         $  2     $ 308              $ --    $ 271
===================================================================================================================================
FORWARD RATE AGREEMENTS
  Unrealized Gain                            $ --     $ --      $ --        $   1         $ --     $  --              $ --    $   1
  Unrealized (Loss)                            --       --        --           (1)          --        --                --       (1)
-----------------------------------------------------------------------------------------------------------------------------------
  Net                                        $ --     $ --      $ --        $  --         $ --     $  --              $ --    $  --
===================================================================================================================================
CURRENCY SWAPS AND FORWARDS
  Unrealized Gain                            $ --     $ --      $  1        $  17         $ --     $  20              $ 14    $  52
  Unrealized (Loss)                            --       --        --          (12)          (1)      (48)              (30)     (91)
-----------------------------------------------------------------------------------------------------------------------------------
  Net                                        $ --     $ --      $  1        $   5         $ (1)    $ (28)             $(16)   $ (39)
===================================================================================================================================
OTHER CONTRACTS (2)
  Unrealized Gain                            $ --     $ --      $  1        $  --         $ --     $  --              $ --    $   1
  Unrealized (Loss)                            (5)      --       (16)          --           --        --                --      (21)
-----------------------------------------------------------------------------------------------------------------------------------
  Net                                        $ (5)    $ --      $(15)       $  --         $ --     $  --              $ --    $ (20)
===================================================================================================================================
Total Unrealized Gain                        $ --     $ --      $  2        $ 161         $  4     $ 373              $ 14    $ 554
Total Unrealized (Loss)                       (93)      (5)      (16)        (102)          (3)      (93)              (30)    (342)
-----------------------------------------------------------------------------------------------------------------------------------
Total Net                                    $(93)    $ (5)     $(14)       $  59         $  1     $ 280              $(16)   $ 212
===================================================================================================================================

(1) 1996 includes trust preferred capital securities.
(2) Other contracts are principally equity swaps and collars.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

--------------------------------------------------------------------------------

   The unrealized gains and losses on these hedges were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions.

   The remaining maturities of the notional amounts of end-user derivatives at December 31, 1996 and December 31, 1995 were as follows:

December 31, 1996                 Interest    Foreign                 Total
(in millions)                         Rate   Currency    Equity    Notional
Notional Amount Maturing in:          Risk       Risk*     Risk      Amount
---------------------------------------------------------------------------
1997                               $41,168     $3,271      $ 20     $44,459
1998-1999                           10,540        750       101      11,391
2000-2001                            4,490        689       104       5,283
2002 and thereafter                  6,516        128        --       6,644
---------------------------------------------------------------------------
Total                              $62,714     $4,838      $225     $67,777
===========================================================================

December 31, 1995                 Interest    Foreign                 Total
(in millions)                         Rate   Currency    Equity    Notional
Notional Amount Maturing in:          Risk       Risk*     Risk      Amount
---------------------------------------------------------------------------
1996                               $41,825     $  667       $91     $42,583
1997-1998                           10,218      2,305        --      12,523
1999-2000                            4,821        466        --       5,287
2001 and thereafter                  4,557        109        --       4,666
---------------------------------------------------------------------------
Total                              $61,421     $3,547       $91     $65,059
===========================================================================
* Currency swaps and currency forwards are primarily based upon Australian dollar/U.S. dollar and Japanese yen/U.S. dollar contracts.

   For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at December 31, 1996 and December 31, 1995 were as follows:

-------------------------------------------------------------------------------------------------------------
                                        Paying Variable                      Paying Fixed
December 31, 1996                  ---------------------------        ---------------------------
($ in millions)                    Notional   Receive      Pay        Notional    Receive     Pay       Total
Notional Amount Maturing In:         Amount      Rate     Rate          Amount       Rate    Rate    Notional
-------------------------------------------------------------------------------------------------------------
1997                                $33,275      5.59%    5.52%         $4,056       5.23%   5.71%    $37,331
1998-1999                             7,957      5.96     5.52           2,095       4.82    5.82      10,052
2000-2001                             3,614      6.84     5.63             867       4.11    5.67       4,481
2002 and thereafter                   5,579      6.79     5.65             932       5.61    7.14       6,511
-------------------------------------------------------------------------------------------------------------
Total                               $50,425                             $7,950                        $58,375
=============================================================================================================

All rates were those in effect at December 31, 1996. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

-------------------------------------------------------------------------------------------------------------
                                        Paying Variable                      Paying Fixed
December 31, 1995                  ---------------------------         --------------------------
($ in millions)                    Notional   Receive      Pay         Notional   Receive     Pay       Total
Notional Amount Maturing In:         Amount      Rate     Rate           Amount      Rate    Rate    Notional
-------------------------------------------------------------------------------------------------------------
1996                                $30,770      5.97%    5.87%         $ 8,742      6.00%   6.21%    $39,512
1997-1998                             6,558      5.99     5.84            3,657      5.33    5.76      10,215
1999-2000                             3,448      6.57     6.34            1,373      3.86    4.99       4,821
2001 and thereafter                   3,927      6.64     5.93              629      5.91    7.34       4,556
-------------------------------------------------------------------------------------------------------------
Total                               $44,703                             $14,401                       $59,104
=============================================================================================================

All rates were those in effect at December 31, 1995. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

--------------------------------------------------------------------------------

   The effect of these end-user derivatives was a net decrease in revenue of $29 million for the year ended December 31, 1996 and a net increase in revenue of $22 million for the year ended December 31, 1995.

   The Corporation has reviewed its other categories of off-balance sheet instruments (forward-dated assets and liabilities, securities lending indemnifications and securities borrowed) accounted for at cost and has determined that, in the case of each such category, the unrealized gain or loss on such instruments at both December 31, 1996 and 1995 was not material.

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

   Other financial liabilities consisted primarily of accounts payable and accrued expenses at both December 31, 1996 and 1995.

   The fair value of long-term debt was estimated by using market quotes as well as discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

--------------------------------------------------------------------------------

NOTE 26--CONDENSED PARENT COMPANY
FINANCIAL STATEMENTS

Condensed Statement of Income
(in millions) Year Ended December 31,                  1996      1995      1994
-------------------------------------------------------------------------------
REVENUE
Dividends
  Banks                                               $  48   $    75   $   320
  Nonbanks                                              196        86       264
Interest from subsidiaries                              503       551       367
Other interest                                          157       150       209
Trading                                                  --        44       (81)
Securities available for sale gains (losses)             (7)      114        17
Other                                                    18        85       (17)
-------------------------------------------------------------------------------
Total revenue                                           915     1,105     1,079
-------------------------------------------------------------------------------
EXPENSES
Interest to subsidiaries                                109        71        40
Other interest                                          643       714       566
Other                                                    33        --        20
-------------------------------------------------------------------------------
Total expenses                                          785       785       626
-------------------------------------------------------------------------------
Income before income taxes and
  equity in undistributed income of
  subsidiaries and affiliates                           130       320       453
Income taxes (benefit)                                  (99)       25       (99)
-------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries and affiliates                 229       295       552
Equity in undistributed (loss) income
  of subsidiaries and affiliates                        383       (80)       63
-------------------------------------------------------------------------------
NET INCOME                                            $ 612   $   215   $   615
===============================================================================

Condensed Balance Sheet
(in millions) December 31,                                       1996       1995
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                       $    24    $     8
Interest-bearing deposits with bank subsidiaries                3,297      2,540
Securities purchased under resale agreements
  with nonbank subsidiary                                         701      2,213
Securities purchased under resale agreements
  with third party                                                 --         48
Trading assets                                                  2,809      1,475
Securities available for sale                                   1,577      1,301
Loans                                                             245         24
Investments in subsidiaries and affiliates
  Banks                                                         4,716      4,641
  Nonbanks                                                      1,635        946
Receivables from subsidiaries and affiliates
  Banks                                                         1,584      1,418
  Nonbanks                                                      4,999      3,190
Accounts receivable and accrued interest                          370        348
Other assets                                                      255        148
--------------------------------------------------------------------------------
Total assets                                                  $22,212    $18,300
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Trading liabilities                                           $   478    $   348
Commercial paper                                                5,723      5,306
Other short-term borrowings                                     1,905        960
Payables to subsidiaries and affiliates
  Banks                                                           652        170
  Nonbanks                                                      2,702      1,794
Other liabilities                                                 330        278
Long-term debt                                                  5,188      4,460
--------------------------------------------------------------------------------
Total liabilities                                              16,978     13,316
--------------------------------------------------------------------------------
Total stockholders' equity                                      5,234      4,984
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $22,212    $18,300
================================================================================

Condensed Statement of Cash Flows
(in millions) Year Ended December 31,                  1996      1995      1994
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   612   $   215   $   615
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Equity in undistributed loss (income)
   of subsidiaries and affiliates                      (383)       80       (63)
  Deferred income taxes                                 (29)        3       (59)
  Net change in trading assets                       (1,334)      104       342
  Net change in trading liabilities                     130       220       (42)
  Securities available for sale (gains) losses            7      (114)      (17)
  Other, net                                           (323)      282       107
-------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                                (1,320)      790       883
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
 Interest-bearing deposits with bank subsidiaries      (757)   (1,031)     (847)
 Securities purchased under resale agreements
  with nonbank subsidiary                            (1,512)   (1,109)     (784)
 Securities purchased under resale agreements
  with third party                                       48       (48)       --
 Short-term notes receivable from subsidiaries
  and affiliates                                      2,557     1,591       745
 Securities available for sale:
  Purchases                                            (746)     (388)   (2,304)
  Maturities and other redemptions                      229       360       396
  Sales                                                 260       876       501
Increases in long-term notes receivable
 from subsidiaries                                   (2,015)     (484)   (2,133)
Decreases in long-term notes receivable
 from subsidiaries                                      871     1,379       640
Capital contributed to subsidiaries and affiliates     (867)     (290)     (152)
Return of capital from subsidiaries and affiliates      700        --         2
Other, net                                             (223)       22        34
-------------------------------------------------------------------------------
Net cash provided by (used in) investing activities  (1,455)      878    (3,902)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
 Commercial paper and other short-term
  borrowings                                          1,363    (3,304)    3,327
 Short-term notes payable to subsidiaries               878     1,012       133
Issuance of long-term notes payable to subsidiaries     512        --        --
Issuance of long-term debt                            1,680     1,496       421
Repayments of long-term debt                           (864)     (791)     (370)
Issuance of preferred stock                              --       221       342
Redemption/repurchase of preferred stock                (49)       --      (205)
Purchases of treasury stock                            (608)      (38)     (267)
Cash dividends paid                                    (378)     (361)     (322)
Other, net                                              257        33        22
-------------------------------------------------------------------------------
Net cash (used in) provided by financing activities   2,791    (1,732)    3,081
-------------------------------------------------------------------------------
NET INCREASE (DECREASE)
 IN CASH AND DUE FROM BANKS                              16       (64)       62
Cash and due from banks, beginning of year                8        72        10
-------------------------------------------------------------------------------
Cash and due from banks, end of year                $    24   $     8   $    72
===============================================================================
Interest paid                                       $   737   $   772   $   587
===============================================================================
Income taxes paid                                   $    19   $     9   $     7
===============================================================================
Noncash financing activity:
  Conversion of debt to preferred stock             $     1   $   245   $    --
===============================================================================
Noncash investing activity:
  Treasury stock associated with acquisition        $   203   $    --   $    --
===============================================================================


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

--------------------------------------------------------------------------------
NOTE 27--BANKERS TRUST COMPANY CONSOLIDATED
SUMMARIZED FINANCIAL INFORMATION

Consolidated Statement of Income
(in millions) Year Ended December 31,                  1996      1995      1994
-------------------------------------------------------------------------------
NET INTEREST REVENUE
Interest revenue                                    $ 4,124   $ 3,656   $ 2,900
Interest expense                                      3,346     3,069     2,271
-------------------------------------------------------------------------------
NET INTEREST REVENUE                                    778       587       629
Provision for credit losses                              (9)      (31)       (3)
-------------------------------------------------------------------------------
NET INTEREST REVENUE AFTER PROVISION
  FOR CREDIT LOSSES                                     787       618       632
-------------------------------------------------------------------------------
NONINTEREST REVENUE
Trading                                                 670       279       786
Fiduciary and funds management                          720       642       698
Fees and commissions                                    562       484       541
Securities available for sale gains (losses)             23        (4)       13
Other                                                   295       163       213
-------------------------------------------------------------------------------
Total noninterest revenue                             2,270     1,564     2,251
-------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries                                                729       683       656
Incentive compensation and employee
  benefits                                              716       524       563
Occupancy, net                                          142       141       134
Furniture and equipment                                 155       146       149
Provision for severance related costs                    --        43        --
Other                                                   856       736       823
-------------------------------------------------------------------------------
Total noninterest expenses                            2,598     2,273     2,325
-------------------------------------------------------------------------------
Income (Loss) before income taxes                       459       (91)      558
Income taxes (benefit)                                  115       (53)      166
-------------------------------------------------------------------------------
NET INCOME (LOSS)                                   $   344   $   (38)  $   392
===============================================================================

   In the normal course of business, BTCo enters into various transactions with the Parent Company and the Parent Company's other subsidiaries. Included in the above financial statements were the following transactions and balances with such affiliates.

(in millions) Year Ended December 31,             1996         1995         1994
--------------------------------------------------------------------------------
Interest revenue                                  $174         $129         $ 97
Interest expense                                   249          276          185
Noninterest revenue                                112           65           18
Noninterest expenses                               228          203          289

(in millions) December 31,                                     1996         1995
--------------------------------------------------------------------------------
Interest-earning assets                                      $1,395       $1,357
Noninterest-earning assets                                      618          554
Interest-bearing liabilities                                  5,040        4,778
Noninterest-bearing liabilities                                 729          495

Consolidated Balance Sheet
($ in millions, except par values) December 31,                 1996       1995
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                     $  1,544   $  2,305
Interest-bearing deposits with banks                           2,494      1,982
Federal funds sold                                             1,789        854
Securities purchased under resale agreements                  12,389      8,566
Securities borrowed                                            8,275      6,031
Trading assets                                                38,272     35,142
Securities available for sale                                  4,239      3,280
Loans                                                             --     11,393
Allowance for credit losses                                       --       (941)
Loans, net of allowance for credit losses of $723 at
  December 31, 1996                                           13,018         --
Premises and equipment, net                                      914        834
Due from customers on acceptances                                597        500
Accounts receivable and accrued interest                       2,200      3,790
Other assets                                                   2,412      2,141
-------------------------------------------------------------------------------
Total assets                                                $ 88,143   $ 75,877
===============================================================================
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                          $  2,791   $  2,815
  Foreign offices                                              1,029        645
Interest-bearing deposits
  Domestic offices                                             9,196      4,615
  Foreign offices                                             20,556     20,018
-------------------------------------------------------------------------------
    Total deposits                                            33,572     28,093
Trading liabilities                                           19,172     19,087
Securities sold under repurchase agreements                   10,095      7,275
Other short-term borrowings                                   10,391      8,342
Acceptances outstanding                                          597        500
Accounts payable and accrued expenses                          1,993      1,810
Other liabilities, including allowance for credit losses
  of $200 at December 31, 1996                                 1,212      1,006
Long-term debt not included in risk-based capital              4,828      4,248
Long-term debt included in risk-based capital                  1,162      1,180
Mandatorily redeemable capital securities of
  subsidiary trust holding solely junior subordinated
  deferrable interest debentures included in
  risk-based capital                                             243         --
-------------------------------------------------------------------------------
Total liabilities                                             83,265     71,541
-------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
Floating rate non-cumulative preferred stock--
  Series A, $1 million par value
  Authorized, issued and outstanding:
    1996, 600 shares; 1995, 500 shares                           600        500
Common stock, $10 par value
  Authorized, issued and outstanding:
  1996, 100,166,667 shares; 1995, 85,166,667 shares            1,001        852
Capital surplus                                                  540        528
Retained earnings                                              3,133      2,822
Cumulative translation adjustments                              (382)      (365)
Securities valuation allowance                                   (14)        (1)
-------------------------------------------------------------------------------
Total stockholder's equity                                     4,878      4,336
-------------------------------------------------------------------------------
Total liabilities and stockholder's equity                  $ 88,143   $ 75,877
===============================================================================

   See Note 9 for details of BTCo's long-term debt issued to nonaffiliates. Note 2 discusses the effects of the Corporation's adoption of SFAS 114 effective January 1, 1995.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

--------------------------------------------------------------------------------
NOTE 28--SUBSEQUENT EVENTS

Mandatorily Redeemable Capital Securities of
Subsidiary Trusts Holding Solely Junior Subordinated
Deferrable Interest Debentures Included in
Risk-Based Capital

Subsequent to December 31, 1996, BTCapital Trust A ("Trust A"), BTPreferred Capital Trust I ("Trust I") and BT Preferred Capital Trust II ("Trust II"), wholly-owned subsidiaries of the Corporation issued $250 million 7.90% Capital Securities, Series A1, ("Series A1 Securities"), $250 million 8 1/8% Preferred Securities, Series I ("Series I Securities") and $250 million 7.875% Preferred Securities, Series II ("Series II Securities"), respectively. The Series A1 Securities and the Series II Securities have a liquidation value of $1,000 per Series A1 Security and Series II Security, respectively. The Series I Securities have a liquidation value of $25 per Series I Security. Series A1 Securities, Series I Securities and Series II Securities represent preferred undivided beneficial interests in the assets of Trust A, Trust I and Trust II, respectively. The Corporation is the holder of all of the beneficial interests represented by common securities of Trust A, Trust I and Trust II ("Common Securities" and, collectively with the Series A1 Securities, Series I Securities and Series II Securities, the "Trust Securities").

   Trust A, Trust I and Trust II exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 7.90% Junior Subordinated Deferrable Interest Debentures, Series A1, 8 1/8% Junior Subordinated Deferrable Interest Debentures, Series I and 7.875% Junior Subordinated Deferrable Interest Debentures, Series II (the "Series A1 Debentures," the "Series I Debentures" and the "Series II Debentures" and collectively, the "Junior Subordinated Debentures") issued by the Corporation. The Junior Subordinated Debentures are unsecured and subordinated to all senior indebtedness of the Corporation and will be the sole assets of Trust A, Trust I and Trust II. Payments under the Junior Subordinated Debentures by the Corporation are the same as those for the Series A1 Securities, Series I Securities and Series II Securities described below, respectively. The Corporation has guaranteed the obligations of Trust A, Trust I and Trust II under the Series A1 Securities, Series I Securities and Series II Securities, but only in each case to the extent of funds held by Trust A, Trust I and Trust II, respectively.

   Holders of the Series A1 Securities will be entitled to receive preferential cumulative cash distributions accumulating from January 16, 1997 and payable semi-annually in arrears on the fifteenth day of January and July of each year, commencing July 15, 1997, at the annual rate of 7.90% of the liquidation amount of $1,000 per Series A1Security. The Series A1 Securities are subject to mandatory redemption upon repayment of the Series A1 Debentures at maturity on January 15, 2027. The maturity date may be shortened under certain circumstances to a date not earlier than January 15, 2017. In addition, the Series A1 Debentures may be redeemed at the option of the Corporation on or after January 15, 2007.

   Holders of the Series I Securities will be entitled to receive preferential cumulative cash distributions accumulating from February 5, 1997 and payable quarterly in arrears on the last day of March, June, September and December of each year, commencing March 31, 1997, at the annual rate of 8 1/8% of the liquidation amount of $25 per Series I Security. The Series I Securities are subject to mandatory redemption upon repayment of the Series I Debentures at maturity on February 1, 2037. The maturity date may be shortened under certain circumstances to a date not earlier than February 1, 2002. In addition, the Series I Debentures may be redeemed at the option of the Corporation on or after February 1, 2002.

   Holders of the Series II Securities will be entitled to receive preferential cumulative cash distributions accumulating from February 25, 1997, and payable semi-annually in arrears on the twenty fifth day of February and August of each year, commencing August 25, 1997, at the annual rate of 7.875% of the liquidation amount of $1,000 per Series II Security. The Series II Securities are subject to mandatory redemption upon repayment of the Series II Debentures at maturity on February 25, 2027. The maturity date may be shortened under certain circumstances to a date not earlier than February 25, 2012. In addition, the Series II Debentures may be redeemed at the option of the Corporation on or after February 25, 2007.

   In addition, the Corporation issued approximately $750 million in long-term debt subsequent to December 31, 1996.

Redemption of Preferred Stock of Subsidiary

On February 27, 1997, BT Overseas Finance N.V. ("BTOF") redeemed all 625 shares of its BTOF Auction Rate Cumulative Preferred Stock Series C. The shares were redeemed at a price of $100,000 per share, plus accrued and unpaid dividends on such shares to the redemption date. Dividends on these shares will cease to accumulate on the redemption date.

   On March 6, 1997, BTOF redeemed all 625 shares of its BTOF Auction Rate Cumulative Preferred Stock Series D. The shares were redeemed at a price of $100,000 per share plus, accrued and unpaid dividends on such shares to the redemption date. Dividends on these shares will cease to accumulate on the redemption date.

   On February 21, 1997, BTOF announced that it will redeem all 625 outstanding shares of its BTOF Auction Rate Cumulative Preferred Stock, Series A on March 13, 1997. The shares will be redeemed at a redemption price of $100,000 per share plus accrued and unpaid dividends to the redemption date. Dividends on these shares will cease to accumulate on the redemption date, unless BTOF fails to pay the redemption price.

   On February 28, 1997, BTOF announced that it will redeem all 625 outstanding shares of its BTOF Auction Rate Cumulative Preferred Stock, Series B on March 20, 1997. The shares will be redeemed at a redemption price of $100,000 per share plus accrued and unpaid dividends to the redemption date. Dividends on these shares will cease to accumulate on the redemption date, unless BTOF fails to pay the redemption price.

Preferred Stock Redemption

On March 1, 1997, the Parent Company exercised its right of redemption on 1 million shares of the 8.55% Cumulative Preferred Stock, Series I at $100 per share plus an amount equal to accrued and unpaid dividends to the date of redemption.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

================================================================================
MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING
================================================================================

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

   The management of the Corporation has established and maintains an internal control structure and monitors that structure for compliance with established policies and procedures. The objectives of an internal control structure are to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization. The Corporation maintains an Internal Audit Department that independently monitors and assesses the effectiveness of the internal controls and recommends possible improvements thereto. The Corporation also maintains a Credit Department which develops and administers procedures to measure, monitor and control credit risks across all businesses and recommends to management specific measures for portfolio restructuring designed to reduce the risk of loss. In addition, management recognizes its responsibility to foster a strong ethical environment within the Corporation to ensure that its business affairs are conducted with integrity and in accordance with high standards of personal and corporate conduct. This responsibility is characterized and reflected in the Corporation's Rules for Business Conduct, which are distributed to all employees of the Corporation. As part of the monitoring system, the Corporation maintains a Corporate Compliance Department having oversight responsibilities for administering and coordinating the application of these standards of conduct.

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

   Management believes that, as of December 31, 1996, the Corporation's internal control structure was adequate to accomplish the objectives discussed herein.


Frank N. Newman
Chairman of the Board,
Chief Executive Officer and President


Richard H. Daniel
Executive Vice President,
Chief Financial Officer and
Controller


March 6, 1997


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

================================================================================
REPORT OF INDEPENDENT AUDITORS
================================================================================

To the Board of Directors and Stockholders of Bankers Trust New York Corporation

We have audited the accompanying consolidated balance sheet of Bankers Trust New York Corporation and Subsidiaries (the "Corporation") at December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust New York Corporation and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                              ERNST & YOUNG LLP

New York, New York
January 23, 1997
except for Note 28, as to
which the date is March 6, 1997


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ----------------------------------------

================================================================================
SUPPLEMENTAL FINANCIAL DATA
================================================================================

The statistical data on pages 103 through 108 should be read in conjunction with the Financial Review and the financial statements included elsewhere in this Annual Report.

In the opinion of management, all material adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. All such adjustments were of a normal recurring nature.

CONDENSED QUARTERLY CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data)

-------------------------------------------------------------------------------------
                                                            1996
                                       ----------------------------------------------
                                        Fourth        Third       Second        First
                                       Quarter      Quarter      Quarter      Quarter
-------------------------------------------------------------------------------------
Interest revenue                        $1,648       $1,669       $1,459       $1,590
Interest expense                         1,386        1,421        1,216        1,377
-------------------------------------------------------------------------------------
Net interest revenue                       262          248          243          213
Provision for credit losses                 --           --           --            5
-------------------------------------------------------------------------------------
Net interest revenue after provision
   for credit losses                       262          248          243          208
-------------------------------------------------------------------------------------
Total noninterest revenue                  840          811          798          750
Total noninterest expenses                 893          809          825          761
-------------------------------------------------------------------------------------
Income (loss) before income taxes          209          250          216          197
Income taxes (benefit)                      62           74           65           59
-------------------------------------------------------------------------------------
NET INCOME (LOSS)                       $  147       $  176       $  151       $  138
=====================================================================================
Net income (loss) applicable to
   common stock                         $  133       $  168       $  137       $  123
=====================================================================================
EARNINGS (LOSS)
  PER COMMON SHARE:
   Primary                              $ 1.59       $ 1.99       $ 1.67       $ 1.52
   Fully diluted                        $ 1.58       $ 1.98       $ 1.66       $ 1.51
=====================================================================================
Cash dividends declared per
   common share                         $ 1.00       $ 1.00       $ 1.00       $ 1.00
=====================================================================================

STOCKHOLDER DATA
-------------------------------------------------------------------------------------
Market price (1)
High                                    $   90 7/8   $   83 1/2   $   77 7/8   $   72 3/8
  Low                                       78           68 1/4       65 1/2       61
  End of quarter                            86 1/4       78 5/8       73 7/8       70 7/8
-------------------------------------------------------------------------------------

                                                           1995
                                      -----------------------------------------------
                                       Fourth        Third       Second         First
                                      Quarter      Quarter      Quarter       Quarter
-------------------------------------------------------------------------------------
Interest revenue                       $1,457       $1,556       $1,520       $ 1,353
Interest expense                        1,248        1,352        1,298         1,171
-------------------------------------------------------------------------------------
Net interest revenue                      209          204          222           182
Provision for credit losses                10            7         --              14
-------------------------------------------------------------------------------------
Net interest revenue after provision
   for credit losses                      199          197          222           168
-------------------------------------------------------------------------------------
Total noninterest revenue                 739          755          587           342
Total noninterest expenses                758          728          678           734
-------------------------------------------------------------------------------------
Income (loss) before income taxes         180          224          131          (224)
Income taxes (benefit)                     54           69           40           (67)
-------------------------------------------------------------------------------------
NET INCOME (LOSS)                      $  126       $  155       $   91       $  (157)
=====================================================================================
Net income (loss) applicable to
   common stock                        $  111       $  139       $   79       $  (165)
=====================================================================================
EARNINGS (LOSS)
  PER COMMON SHARE:
   Primary                             $  1.36      $  1.72       $   .98     $ (2.11)
   Fully diluted                       $  1.36      $  1.71       $   .98     $ (2.11)
=====================================================================================
Cash dividends declared per
   common share                        $  1.00      $  1.00       $  1.00     $  1.00
=====================================================================================

STOCKHOLDER DATA
-------------------------------------------------------------------------------------
Market price (1)
High                                   $    71      $    72       $    64 3/4 $    64 7/8
  Low                                       60 1/4       60 3/4        52          49 3/4
  End of quarter                            66 1/2       70 1/4        62          52 1/4
-------------------------------------------------------------------------------------

(1) Based on the Composite Tape. Market prices at January 31, 1997 for common stock were as follows: High, $85 7/8; Low, $84 7/8; Close, $85.

DIVIDENDS

Cash dividends on common stock were paid quarterly in 1996 on the 25th of January, April, July and October.

NUMBER OF SECURITY HOLDERS

At January 31, 1997, the approximate number of holders of record of common stock was 23,068.

STOCK LISTINGS

The principal markets on which the common stock is traded are the New York Stock Exchange (Symbol: BT) and the London Stock Exchange.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

AVERAGE BALANCES, INTEREST AND AVERAGE RATES

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Corporation. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages.

-------------------------------------------------------------------------------------------------------------------------------
                                                            1996                                       1995
                                           --------------------------------------     -----------------------------------------
                                             Average                      Average       Average                         Average
($ in millions)                              Balance      Interest           Rate       Balance      Interest              Rate
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks
 (primarily in foreign offices)            $   2,786        $  214           7.68%    $   2,777        $  207              7.45%
Federal funds sold
 (in domestic offices)                         2,172           119           5.48%        1,726           104              6.03%
Securities purchased under resale
 agreements
  In domestic offices                         14,338           798           5.57%       10,389           597              5.75%
  In foreign offices                           7,444           514           6.90%        5,732           231              4.03%
------------------------------------------------------------------                    -----------------------
Total securities purchased
 under resale agreements                      21,782         1,312           6.02%       16,121           828              5.14%
Securities borrowed
  In domestic offices                         13,106           669           5.10%       10,394           597              5.74%
  In foreign offices                           2,241           147           6.56%        2,245           141              6.28%
------------------------------------------------------------------                    -----------------------
Total securities borrowed                     15,347           816           5.32%       12,639           738              5.84%
Trading Assets
  In domestic offices (1)                     14,334         1,158           8.08%       14,555         1,370              9.41%
  In foreign offices                          16,140         1,251           7.75%       16,058         1,320              8.22%
------------------------------------------------------------------                    -----------------------
Total trading assets (1)                      30,474         2,409           7.91%       30,613         2,690              8.79%
Securities available for sale
  In domestic offices
    Taxable                                    2,674           195           7.29%        1,891           165              8.73%
    Exempt from federal
      income taxes (1)                         1,029            29           2.82%        1,340            51              3.81%
  In foreign offices
    Taxable                                    3,151           229           7.27%        2,899           167              5.76%
    Exempt from federal
      income taxes (1)                           142            16          11.27%          320            35             10.94%
------------------------------------------------------------------                    -----------------------
Total securities available for sale (1)        6,996           469           6.70%        6,450           418              6.48%
Loans
  In domestic offices
    Commercial and industrial                  2,894           221           7.64%        2,178           160              7.35%
    Financial institutions                       942            64           6.79%          620            51              8.23%
    Secured by real estate                     1,409            97           6.88%        1,398            95              6.80%
    Other (1)                                  2,124           120           5.65%        2,293           131              5.71%
------------------------------------------------------------------                    -----------------------
    Total in domestic offices (1)              7,369           502           6.81%        6,489           437              6.73%
  In foreign offices                           6,253           517           8.27%        5,263           487              9.25%
------------------------------------------------------------------                    -----------------------
Total loans, excluding fees (1)               13,622         1,019           7.48%       11,752           924              7.86%
  Loan fees                                                     24                                         18
------------------------------------------------------------------                    -----------------------
Total loans, including fees (1)               13,622         1,043           7.66%       11,752           942              8.02%
------------------------------------------------------------------                    -----------------------
TOTAL INTEREST-EARNING
  ASSETS(1)                                   93,179        $6,382           6.85%       82,078        $5,927              7.22%
                                                            ======                                     ======
Cash and due from banks                        1,325                                      1,767
Noninterest-earning trading assets            17,062                                     18,999
Due from customers on acceptances                554                                        434
All other assets                               8,215                                      7,567
Allowance for credit losses                     (986)                                    (1,196)
----------------------------------------------------                                  ---------
TOTAL ASSETS                               $ 119,349                                  $ 109,649
====================================================                                  =========
% of assets attributable to foreign offices       59%                                        54%

------------------------------------------------------------------------------------
                                                           1994
                                           -----------------------------------------
                                             Average                         Average
($ in millions)                              Balance      Interest              Rate
------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks
 (primarily in foreign offices)            $   1,523        $  124              8.14%
Federal funds sold
 (in domestic offices)                           634            31              4.89%
Securities purchased under resale
 agreements
  In domestic offices                          8,402           253              3.01%
  In foreign offices                           2,393           131              5.47%
------------------------------------------------------------------
Total securities purchased
 under resale agreements                      10,795           384              3.56%
Securities borrowed
  In domestic offices                          5,613           241              4.29%
  In foreign offices                           1,870            54              2.89%
------------------------------------------------------------------
Total securities borrowed                      7,483           295              3.94%
Trading Assets
  In domestic offices (1)                     20,739         1,911              9.21%
  In foreign offices                          15,787         1,054              6.68%
------------------------------------------------------------------
Total trading assets (1)                      36,526         2,965              8.12%
Securities available for sale
  In domestic offices
    Taxable                                    2,043           134              6.56%
    Exempt from federal
      income taxes (1)                         1,374            75              5.46%
  In foreign offices
    Taxable                                    3,042           178              5.85%
    Exempt from federal
      income taxes (1)                           410            49             11.95%
------------------------------------------------------------------
Total securities available for sale (1)        6,869           436              6.35%
Loans
  In domestic offices
    Commercial and industrial                  2,123           141              6.64%
    Financial institutions                       920            49              5.33%
    Secured by real estate                     1,503            82              5.46%
    Other (1)                                  2,311           147              6.36%
------------------------------------------------------------------
    Total in domestic offices (1)              6,857           419              6.11%
  In foreign offices                           5,613           444              7.91%
------------------------------------------------------------------
Total loans, excluding fees (1)               12,470           863              6.92%
  Loan fees                                                     15
------------------------------------------------------------------
Total loans, including fees (1)               12,470           878              7.04%
------------------------------------------------------------------
TOTAL INTEREST-EARNING
  ASSETS(1)                                   76,300        $5,113              6.70%
                                                            ======
Cash and due from banks                        1,912
Noninterest-earning trading assets            19,992
Due from customers on acceptances                348
All other assets                               7,618
Allowance for credit losses                   (1,342)
----------------------------------------------------
TOTAL ASSETS                               $ 104,828
====================================================
% of assets attributable to foreign offices      51%

(1) Interest and average rates are presented on a fully taxable basis. The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments to interest revenue (which recognize the income tax savings on tax-exempt assets) was 42 percent for 1996, 1995 and 1994.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                 1996                                        1995
                                                -------------------------------------       --------------------------------------
                                                 Average                      Average        Average                       Average
   ($ in millions)                               Balance       Interest          Rate        Balance       Interest           Rate
----------------------------------------------------------------------------------------------------------------------------------
   LIABILITIES AND
     STOCKHOLDERS' EQUITY
   Interest-bearing deposits
     In domestic offices
       Time deposits                            $  3,088       $    180          5.83%      $  1,384       $     99           7.15%
       Other                                       3,824            204          5.33%         4,338            277           6.39%
-----------------------------------------------------------------------                     -----------------------
       Total in domestic offices                   6,912            384          5.56%         5,722            376           6.57%
     In foreign offices
       Deposits from banks in
        foreign countries                          7,045            401          5.69%         7,432            496           6.67%
       Other time and savings deposits             7,802            466          5.97%         7,370            408           5.54%
       Other                                       2,039            104          5.10%         1,513             80           5.29%
-----------------------------------------------------------------------                     -----------------------
       Total in foreign offices                   16,886            971          5.75%        16,315            984           6.03%
-----------------------------------------------------------------------                     -----------------------
   Total interest-bearing deposits                23,798          1,355          5.69%        22,037          1,360           6.17%
   Trading liabilities
     In domestic offices                           7,808            595          7.62%         6,293            622           9.88%
     In foreign offices                            3,576            267          7.47%         4,922            431           8.76%
-----------------------------------------------------------------------                     -----------------------
   Total trading liabilities                      11,384            862          7.57%        11,215          1,053           9.39%
   Securities sold under
     repurchase agreements
     In domestic offices                          18,644          1,025          5.50%        16,951            987           5.82%
     In foreign offices                            7,855            549          6.99%         4,592            186           4.05%
-----------------------------------------------------------------------                     -----------------------
   Total securities sold under
    repurchase agreements                         26,499          1,574          5.94%        21,543          1,173           5.44%
   Other short-term borrowings
     In domestic offices                          11,098            620          5.59%        11,943            707           5.92%
     In foreign offices                            5,195            367          7.06%         4,396            326           7.42%
-----------------------------------------------------------------------                     -----------------------
   Total other short-term borrowings              16,293            987          6.06%        16,339          1,033           6.32%
   Long-term debt
     In domestic offices                           6,549            397          6.06%         5,120            333           6.50%
     In foreign offices                            3,907            222          5.68%         2,596            117           4.51%
-----------------------------------------------------------------------                     -----------------------
   Total long-term debt                           10,456            619          5.92%         7,716            450           5.83%
-----------------------------------------------------------------------                     -----------------------
   Mandatorily redeemable capital
     securities of subsidiary trusts
     holding solely junior subordinated
     deferrable interest debentures                   42              3          7.14%            --             --             --
-----------------------------------------------------------------------                     -----------------------
   TOTAL INTEREST-BEARING
     LIABILITIES                                $ 88,472       $  5,400          6.10%        78,850       $  5,069           6.43%
                                                               ========                                    ========
   Noninterest-bearing deposits
     In domestic offices                           2,661                                       2,921
     In foreign offices                              600                                         509
--------------------------------------------------------                                    --------
   Total noninterest-bearing deposits              3,261                                       3,430
   Noninterest-bearing trading liabilities        15,444                                      16,200
   Acceptances outstanding                           555                                         441
   All other liabilities                           6,171                                       5,628
   Preferred stock of subsidiary                     250                                         250
   Stockholders' Equity
     Preferred stock                                 853                                         726
     Common stockholders' equity                   4,343                                       4,124
--------------------------------------------------------                                    --------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                       $119,349                                    $109,649
========================================================                                    ========
   % of liabilities attributable
     to foreign offices                               61%                                         54%
   Rate spread                                                                    .75%                                         .79%
   Net interest margin (net interest
     revenue to total interest-
     earning assets)
    In domestic offices                           55,087            506           .92%      $ 46,876       $    371            .79%
    In foreign offices                            38,092            476          1.25%        35,202            487           1.38%
-----------------------------------------------------------------------                     -----------------------
   Total                                        $ 93,179       $    982          1.05%      $ 82,078       $    858           1.05%
=======================================================================                     =======================

---------------------------------------------------------------------------------------
                                                                 1994
                                                ---------------------------------------
                                                 Average                        Average
   ($ in millions)                               Balance        Interest           Rate
---------------------------------------------------------------------------------------
   LIABILITIES AND
     STOCKHOLDERS' EQUITY
   Interest-bearing deposits
     In domestic offices
       Time deposits                            $    700        $     50           7.14%
       Other                                       5,519             218           3.95%
------------------------------------------------------------------------
       Total in domestic offices                   6,219             268           4.31%
     In foreign offices
       Deposits from banks in
        foreign countries                          5,248             296           5.64%
       Other time and savings deposits             6,027             345           5.72%
       Other                                       1,221              55           4.50%
------------------------------------------------------------------------
       Total in foreign offices                   12,496             696           5.57%
------------------------------------------------------------------------
   Total interest-bearing deposits                18,715             964           5.15%
   Trading liabilities
     In domestic offices                           4,453             486          10.91%
     In foreign offices                            5,682             321           5.65%
------------------------------------------------------------------------
   Total trading liabilities                      10,135             807           7.96%
   Securities sold under
     repurchase agreements
     In domestic offices                          20,009             797           3.98%
     In foreign offices                            1,805             120           6.65%
------------------------------------------------------------------------
   Total securities sold under
    repurchase agreements                         21,814             917           4.20%
   Other short-term borrowings
     In domestic offices                          12,768             582           4.56%
     In foreign offices                            4,488             312           6.95%
------------------------------------------------------------------------
   Total other short-term borrowings              17,256             894           5.18%
   Long-term debt
     In domestic offices                           4,985             243           4.87%
     In foreign offices                              843              33           3.91%
------------------------------------------------------------------------
   Total long-term debt                            5,828             276           4.74%
------------------------------------------------------------------------
   Mandatorily redeemable capital
     securities of subsidiary trusts
     holding solely junior subordinated
     deferrable interest debentures                  --              --              --
------------------------------------------------------------------------
   TOTAL INTEREST-BEARING
     LIABILITIES                                  73,748        $  3,858           5.23%
                                                                ========
   Noninterest-bearing deposits
     In domestic offices                          3,210
     In foreign offices                             587
-------------------------------------------------------
   Total noninterest-bearing deposits             3,797
   Noninterest-bearing trading liabilities       15,680
   Acceptances outstanding                          363
   All other liabilities                          6,247
   Preferred stock of subsidiary                    250
   Stockholders' Equity
     Preferred stock                                388
     Common stockholders' equity                  4,355
-------------------------------------------------------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $104,828
=======================================================
   % of liabilities attributable
     to foreign offices                              42%
   Rate spread                                                                     1.47%
   Net interest margin (net interest
     revenue to total interest-
     earning assets)
    In domestic offices                         $ 45,722        $    728           1.59%
    In foreign offices                            30,578             527           1.72%
------------------------------------------------------------------------
   Total                                        $ 76,300        $  1,255           1.64%
========================================================================


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

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

-------------------------------------------------------------------------------------------------------------------
                                                                                            1996/95
------------------------------------------------------------------------------------------------------------------
                                                                             Increase (decrease) due to change in:
------------------------------------------------------------------------------------------------------------------
                                                                             Average        Average
(in millions)                                                                Balance           Rate          Total
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
INTEREST REVENUE
Interest-bearing deposits with banks                                         $     1        $     6        $     7
Federal funds sold                                                                25            (10)            15
Securities purchased under resale agreements                                     324            160            484
Securities borrowed                                                              148            (70)            78
Trading assets                                                                   (12)          (269)          (281)
Securities available for sale                                                     36             15             51
Loans                                                                            145            (44)           101
-------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                           667           (212)           455
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                                                        104           (109)            (5)
Trading liabilities                                                               16           (207)          (191)
Securities sold under repurchase agreements                                      287            114            401
Other short-term borrowings                                                       (3)           (43)           (46)
Long-term debt                                                                   162              7            169
Mandatorily redeemable capital securities of subsidiary trusts holding
   solely junior subordinated deferrable interest debentures                       3             --              3
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           569           (238)           331
-------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                           $    98        $    26        $   124
===================================================================================================================
DOMESTIC OFFICES
INTEREST REVENUE
Interest-bearing deposits with banks                                         $   (15)       $    (6)       $   (21)
Federal funds sold                                                                25            (10)            15
Securities purchased under resale agreements                                     220            (19)           201
Securities borrowed                                                              144            (72)            72
Trading assets                                                                   (21)          (191)          (212)
Securities available for sale                                                     30            (22)             8
Loans                                                                             62              7             69
-------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                           445           (313)           132
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                                                         71            (63)             8
Trading liabilities                                                              132           (159)           (27)
Securities sold under repurchase agreements                                       95            (57)            38
Other short-term borrowings                                                      (48)           (39)           (87)
Long-term debt                                                                    88            (24)            64
Mandatorily redeemable capital securities of subsidiary trusts holding
   solely junior subordinated deferrable interest debentures                       3             --              3
Funds provided to foreign offices                                               (352)           287            (65)
Funds provided by foreign offices                                                601           (386)           215
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           590           (441)           149
-------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                           $  (145)       $   128        $   (17)
===================================================================================================================
FOREIGN OFFICES
INTEREST REVENUE
Interest-bearing deposits with banks                                         $     2        $    26        $    28
Securities purchased under resale agreements                                      84            199            283
Securities borrowed                                                               --              6              6
Trading assets                                                                     7            (76)           (69)
Securities available for sale                                                      5             38             43
Loans                                                                             86            (54)            32
-------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                           184            139            323
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                                                         34            (47)           (13)
Trading liabilities                                                             (107)           (57)          (164)
Securities sold under repurchase agreements                                      180            183            363
Other short-term borrowings                                                       57            (16)            41
Long-term debt                                                                    69             36            105
Funds provided by domestic offices                                               352           (287)            65
Funds provided to domestic offices                                              (601)           386           (215)
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           (16)           198            182
-------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                           $   200        $   (59)       $   141
===================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                                                            1995/94
------------------------------------------------------------------------------------------------------------------
                                                                             Increase (decrease) due to change in:
------------------------------------------------------------------------------------------------------------------
                                                                             Average        Average
(in millions)                                                                Balance           Rate          Total
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
INTEREST REVENUE
Interest-bearing deposits with banks                                         $    94        $   (11)       $    83
Federal funds sold                                                                64              9             73
Securities purchased under resale agreements                                     234            210            444
Securities borrowed                                                              261            182            443
Trading assets                                                                  (506)           231           (275)
Securities available for sale                                                    (27)             9            (18)
Loans                                                                            (53)           117             64
------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                            67            747            814
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                                                        187            209            396
Trading liabilities                                                               92            154            246
Securities sold under repurchase agreements                                      (12)           268            256
Other short-term borrowings                                                      (50)           189            139
Long-term debt                                                                   101             73            174
Mandatorily redeemable capital securities of subsidiary trusts holding
   solely junior subordinated deferrable interest debentures                      --             --             --
------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           318            893          1,211
------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                           $  (251)       $  (146)       $  (397)
==================================================================================================================
DOMESTIC OFFICES
INTEREST REVENUE
Interest-bearing deposits with banks                                         $    17        $    15        $    32
Federal funds sold                                                                64              9             73
Securities purchased under resale agreements                                      71            273            344
Securities borrowed                                                              255            101            356
Trading assets                                                                  (581)            40           (541)
Securities available for sale                                                    (12)            19              7
Loans                                                                            (24)            46             22
------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                          (210)           503            293
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                                                        (23)           131            108
Trading liabilities                                                              185            (49)           136
Securities sold under repurchase agreements                                     (136)           326            190
Other short-term borrowings                                                      (40)           165            125
Long-term debt                                                                     7             83             90
Mandatorily redeemable capital securities of subsidiary trusts holding
   solely junior subordinated deferrable interest debentures                      --             --             --
Funds provided to foreign offices                                                  7             22             29
Funds provided by foreign offices                                                127            (26)           101
------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           127            652            779
------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                           $  (337)       $  (149)       $  (486)
==================================================================================================================
FOREIGN OFFICES
INTEREST REVENUE
Interest-bearing deposits with banks                                         $    71        $   (20)       $    51
Securities purchased under resale agreements                                     142            (42)           100
Securities borrowed                                                               13             74             87
Trading assets                                                                    18            248            266
Securities available for sale                                                    (15)           (10)           (25)
Loans                                                                            (29)            71             42
------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                           200            321            521
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits                                                        227             61            288
Trading liabilities                                                              (48)           158            110
Securities sold under repurchase agreements                                      128            (62)            66
Other short-term borrowings                                                       (6)            20             14
Long-term debt                                                                    78              6             84
Funds provided by domestic offices                                                (7)           (22)           (29)
Funds provided to domestic offices                                              (127)            26           (101)
------------------------------------------------------------------------------------------------------------------
Total interest expense                                                           245            187            432
------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                           $   (45)       $   134        $    89
==================================================================================================================


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY

Interest rate sensitivity data for the Corporation at December 31, 1996 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       By Repricing Interval
                                                                -------------------------------------------------------------------
                                                                            After three      After six          After
                                                                  Within         months         months       one year         After
                                                                   three     but within     but within     but within          five
(in millions) December 31, 1996                                   months     six months       one year     five years         years
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks                            $  2,000       $    123       $     87       $     --      $     --
Federal funds sold                                                 1,599             --             --             --            --
Securities purchased under resale agreements                      17,429            482             75             --            --
Securities borrowed                                               16,676             --             --             --            --
Trading assets                                                    31,234             --             --             --            --
Securities available for sale                                      1,355            583          1,922          2,102         1,958
Gross loans                                                       11,566          1,313            682          1,755           510
Noninterest-earning assets and allowance for credit losses            --             --             --             --            --
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                             81,859          2,501          2,766          3,857         2,468
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND
STOCKHOLDERS' EQUITY
Interest-bearing deposits                                         20,479          2,245          2,341            907           730
Trading liabilities                                                7,966             --             --             --            --
Securities sold under repurchase agreements                       22,734            216             50             --            --
Other short-term borrowings                                       16,644          1,884            437             68           362
Long-term debt                                                     3,516          1,581            244          3,727         2,041
Mandatorily redeemable capital securities of subsidiary
  trusts holding solely junior subordinated deferrable
  interest debentures                                                 --             --             --             --           730
Preferred stock of subsidiary                                        250             --             --             --            --
Preferred stock                                                      145             --             --            665            --
Noninterest-bearing liabilities, including allowance for
  credit losses, and common stockholders' equity                      --             --             --             --            --
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                             71,734          5,926          3,072          5,367         3,863
-----------------------------------------------------------------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments                  (16,891)         3,577          2,691          7,552         3,071
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                                   $ (6,766)      $    152       $  2,385       $  6,042      $  1,676
-----------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE INTEREST RATE SENSITIVITY GAP                        $ (6,766)      $ (6,614)      $ (4,229)      $  1,813      $  3,489
===================================================================================================================================

-----------------------------------------------------------------------------------------


                                                                     Non-
                                                                interest-
                                                                  bearing
(in millions) December 31, 1996                                     funds           Total
-----------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits with banks                             $     --        $  2,210
Federal funds sold                                                     --           1,599
Securities purchased under resale agreements                           --          17,986
Securities borrowed                                                    --          16,676
Trading assets                                                     17,685          48,919
Securities available for sale                                          --           7,920
Gross loans                                                            --          15,826
Noninterest-earning assets and allowance for credit losses          9,099           9,099
-----------------------------------------------------------------------------------------
Total                                                              26,784         120,235
-----------------------------------------------------------------------------------------
LIABILITIES, PREFERRED STOCK OF SUBSIDIARY AND
STOCKHOLDERS' EQUITY
Interest-bearing deposits                                              --          26,702
Trading liabilities                                                15,747          23,713
Securities sold under repurchase agreements                            --          23,000
Other short-term borrowings                                            --          19,395
Long-term debt                                                         --          11,109
Mandatorily redeemable capital securities of subsidiary
  trusts holding solely junior subordinated deferrable
  interest debentures                                                  --             730
Preferred stock of subsidiary                                          --             250
Preferred stock                                                        --             810
Noninterest-bearing liabilities, including allowance for
  credit losses, and common stockholders' equity                   14,526          14,526
-----------------------------------------------------------------------------------------
Total                                                              30,273         120,235
-----------------------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments                        --              --
-----------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                                    $ (3,489)       $     --
-----------------------------------------------------------------------------------------
CUMULATIVE INTEREST RATE SENSITIVITY GAP                         $     --        $     --
=========================================================================================


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

DEPOSITS

The Corporation's certificates of deposit and other time deposits issued by domestic and foreign offices in amounts of $100,000 or more, together with their remaining maturities, and other interest-bearing deposits at December 31, 1996 were as follows:

------------------------------------------------------------------------------------
(in millions)                                   Domestic       Foreign         Total
------------------------------------------------------------------------------------
Certificates of deposit of $100,000 or more
  3 months or less                                $  630       $ 2,142       $ 2,772
  Over 3 through 6 months                            927           426         1,353
  Over 6 through 12 months                         2,501           138         2,639
  Over 12 months                                     149            12           161
------------------------------------------------------------------------------------
Total                                              4,207         2,718         6,925
------------------------------------------------------------------------------------
Other time deposits of $100,000 or more
  3 months or less                                   156         9,612         9,768
  Over 3 through 6 months                              6         1,272         1,278
  Over 6 through 12 months                             2           953           955
  Over 12 months                                      --            69            69
------------------------------------------------------------------------------------
Total                                                164        11,906        12,070
------------------------------------------------------------------------------------
Other                                              5,557         2,150         7,707
------------------------------------------------------------------------------------
Total interest-bearing deposits                   $9,928       $16,774       $26,702
====================================================================================

Deposits by foreign depositors in domestic offices amounted to $1.2 billion, $1.0 billion and $1.0 billion at December 31, 1996, 1995 and 1994, respectively.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

================================================================================
DESCRIPTION OF BUSINESS*
================================================================================

BANKERS TRUST NEW YORK CORPORATION

Bankers Trust New York Corporation is a registered bank holding company which was incorporated in 1965. The Parent Company, which accounted for 4 percent of consolidated assets at December 31, 1996, supplies Bankers Trust Company, BT Securities Corporation and its other subsidiaries with various advisory services and coordinates their general policies and activities.

     The Parent Company is a legal entity separate and distinct from its subsidiaries, including BTCo. There are various legal limitations governing the extent to which certain of the Parent Company's subsidiaries may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, the Parent Company or certain of its other subsidiaries. The rights of the Parent Company to participate in any distribution of assets of any subsidiary upon its dissolution, winding-up, liquidation or reorganization or otherwise are subject to the prior claims of creditors of that subsidiary, except to the extent that the Parent Company may itself be a creditor of that subsidiary and its claims are recognized. Claims on the Parent Company's subsidiaries by creditors other than the Parent Company include long-term debt and substantial obligations with respect to deposit liabilities, trading liabilities, federal funds purchased, securities sold under repurchase agreements and commercial paper, as well as short-term borrowings and accounts payable.

ORGANIZATIONAL UNITS

The Corporation delivers a wide range of financial products and services worldwide principally through eight broad Organizational Units. Five units are organized around specific products and services: Investment Banking, Risk Management Services, Trading & Sales, Investment Management, and Client Processing Services. Three additional units are organized to deliver these same types of financial products and services with the unique local expertise necessary to operate successfully in Australia/New Zealand, Asia and Latin America. See page 37 for a description of these Organizational Units.

Insurance Activities

The Corporation has a wholly-owned Chilean subsidiary, known as Consorcio. Consorcio underwrites pension-related life and disability insurance, and sells pension-related life annuities.

BANKERS TRUST COMPANY

The Parent Company's principal banking subsidiary is Bankers Trust Company, which, along with its subsidiaries ("BTCo"), accounted for 71 percent of the Corporation's consolidated assets at December 31, 1996. BTCo, founded in 1903, is among the largest commercial banks in New York City and the United States, based on total assets. BTCo originates loans and other forms of credit, accepts deposits, arranges financings and provides numerous other commercial banking and financial services. BTCo provides a broad range of financial advisory services to its clients. It also engages in the trading of currencies, securities, derivatives and commodities.

BT SECURITIES CORPORATION

BT Securities Corporation ("BT Securities"), a wholly-owned subsidiary of the Parent Company, accounted for 19 percent of the Corporation's consolidated assets at December 31, 1996. BT Securities is a primary dealer in U.S. Government securities. It also structures, underwrites and deals in money market instruments, commercial paper, and municipal, asset-backed and corporate debt and equity securities. BT Securities also provides advisory and private placement services and structures a broad range of derivative transactions for clients. In addition, BT Securities acts as agent for BTCo in the origination and sale of loans.

BANKERS TRUST (DELAWARE)

Bankers Trust (Delaware) is a state bank chartered under the laws of Delaware, which, along with its subsidiaries, accounted for 1 percent of the Corporation's consolidated assets at December 31, 1996. Bankers Trust (Delaware) engages in commercial banking activities, with an emphasis on lending, funding and corporate finance. BT Commercial Corporation, its wholly-owned subsidiary, is a commercial finance company.

SUPERVISION AND REGULATION

BT Securities entered into a settlement agreement with the Securities and Exchange Commission (the "SEC") and the Commodity Futures Trading Commission (the "CFTC") concerning all investigations of the Corporation and its subsidiaries by those agencies with respect to the conduct of its business in privately negotiated over-the-counter derivatives (the "Derivatives"). As part of that settlement entered into on December 22, 1994, the SEC and the CFTC agreed not to pursue further Bankers Trust related entities concerning Derivatives matters prior to the settlement date (although they did reserve the right to pursue individuals), and BT Securities paid $10 million in civil penalties and agreed to and has retained independent consultants to examine its conduct of the Derivatives business. The report of the independent consultants was delivered on June 30, 1996, and the Corporation has adopted and implemented the recommendations in the report.

     In December of 1994, the Corporation, BTCo and BT Securities also entered into a Written Agreement with the Federal Reserve Bank of New York and a Memorandum of Understanding with the New York State Banking Department concerning the Corporation's leveraged derivative transaction business, each of which called for an independent counsel review and the establishment of a Compliance Committee of the Board of Directors of the Corporation to monitor compliance with the Written Agreement and the Memorandum of Understanding. On December 9, 1996, the Federal Reserve Board announced the termination of the Written Agreement and the New York State Banking Department notified the Corporation and BTCo that it had terminated the Memorandum of Understanding.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     Details with respect to the foregoing are set forth in the Corporation's Current Reports on Form 8-K dated December 4, 1994, December 22, 1994, January 19, 1995 and December 9, 1996 which have been filed with the SEC.

     The Parent Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and as such is required to register with the Federal Reserve Board. As a registered bank holding company, the Parent Company is required to file with the Federal Reserve Board certain reports and information and is restricted in its acquisitions, certain of which are subject to approval by the Federal Reserve Board. In addition, the Parent Company may be required to obtain the approval of the New York State Banking Department in order for it to acquire certain bank and nonbank subsidiaries.

     The Parent Company and its nonbank subsidiaries are affiliates of BTCo and Bankers Trust (Delaware) within the meaning of applicable federal statutes, and such banks are therefore subject to restrictions on loans and other extensions of credit to the Parent Company and certain other affiliates and on certain other types of transactions with them or involving their securities.

     BTCo is subject to the supervision of, and to examination by, the New York State Banking Department, the Federal Reserve Board and the Federal Deposit Insurance Corporation. Bankers Trust (Delaware) is subject to regulation by the Office of the State Bank Commissioner of the State of Delaware and by the Federal Deposit Insurance Corporation. See Note 15 in Notes to Financial Statements for the required reserve balances maintained by the Corporation's subsidiary banks at a Federal Reserve Bank and limitations on the availability of BTCo's undistributed earnings for the payment of dividends.

     BT Securities is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico and with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. and is therefore subject to supervision by those regulators. As a securities affiliate of a bank, BT Securities is subject to the supervision of the Federal Reserve Board, which has imposed limitations on the gross revenue from certain activities of such affiliates and certain other conditions governing their operations.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides for cross-guarantees of the liabilities of insured depository institutions pursuant to which any bank or savings association subsidiary of a holding company may be required to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of any other subsidiary bank or savings association of the parent holding company or assistance provided to such an institution in danger of default.

     In December 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and revised several other federal banking statutes.

     FDICIA establishes five capital categories, ranging from "well capitalized," to "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" insurance coverage may not be available for certain employee benefit accounts. FDICIA also requires an undercapitalized depository institution to submit an acceptable capital restoration plan to the appropriate federal bank regulatory agency. One requisite element of such a plan is that the institution's parent holding company must guarantee compliance by the institution with the plan, subject to certain limitations. In the event of the parent holding company's bankruptcy, the guarantee, and any other commitments that the parent holding company has made to federal bank regulators to maintain the capital of its depository institution subsidiaries, would be assumed by the bankruptcy trustee and entitled to priority in payment.

     Based on their respective regulatory capital ratios at December 31, 1996, both BTCo and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See Note 16 in Notes to Financial Statements for information regarding the Corporation's and BTCo's regulatory capital ratios.

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


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

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

PROPERTIES

BTCo owns a 42-story office building located at 280 Park Avenue, a 10-story office building at 4 Albany Street and a 39-story building known as One Bankers Trust Plaza, all in Manhattan, and a 998-year leasehold interest in an eight-story office building in the Broadgate complex in London, England. The other principal office premises leased are seven stories of a 37-story building at 14-16 Wall Street in Manhattan, an eight-story building in Jersey City, New Jersey, a three-story building in Nashville, Tennessee and a significant portion of a 42-story office building in Sydney, Australia. Portions of certain of these properties are leased to tenants or subtenants. In addition to the offices referred to above, branch offices and locations for other activities are occupied in cities throughout the world under various types of ownership and leaseholds. See Note 7 of Notes to Financial Statements for additional information concerning lease commitments.

LEGAL PROCEEDINGS

Various actions and proceedings involving the Parent Company and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

================================================================================
EXECUTIVE OFFICERS OF THE REGISTRANT
================================================================================

Set forth below are the names and ages of the executive officers of the Parent Company, positions held and the year from which held. These officers are elected annually by the Board of Directors. There are no family relationships among such persons.
--------------------------------------------------------------------------------

FRANK N. NEWMAN, 54
Chairman of the Board and Chief Executive Officer and President
Chairman of the Board and Chief Executive Officer of the Parent Company and BTCo since 1996. President of the Parent Company and BTCo since 1995. Mr. Newman, former Deputy Secretary of the United States Treasury, joined the Treasury in 1993 after six years with BankAmerica Corporation where he was the chief financial officer and vice chairman of the board.

MARK BIELER, 51
Executive Vice President
Executive Vice President of the Parent Company since 1987 and Senior Managing Director of BTCo since 1996; Managing Director of BTCo 1992-1996; Executive Vice President of BTCo 1987-1992; Senior Vice President and head of the Human Resources Department in 1985. He is in charge of the Human Resources Department.

RICHARD H. DANIEL, 50
Executive Vice President, Chief Financial Officer and Controller
Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Controller of the Parent Company and Senior Managing Director, Chief Financial Officer (Principal Financial Officer) and Controller of BTCo since 1996. Mr. Daniel formerly held the positions of chief financial officer of Federal Home Loan Mortgage Corporation from 1994 to 1996, and executive vice president and director of financial analysis and planning at BankAmerica Corporation from 1987 to 1994.

JOSEPH A. MANGANELLO, JR., 61
Executive Vice President and Chief Credit Officer
Executive Vice President and Chief Credit Officer of the Parent Company since 1988; Senior Managing Director of BTCo since 1996; Managing Director of BTCo 1992-1996 and Chief Credit Officer since 1984; Executive Vice President of BTCo 1982-1992; Department Head of the United States Department of BTCo prior to 1984. He is in charge of the Credit Department.

I. DAVID MARSHALL, 50
Executive Vice President and Chief Information Officer
Executive Vice President and Chief Information Officer of the Parent Company since October 1996 and Senior Managing Director and Chief Information Officer of BTCo since October 1996. Mr. Marshall formerly held the positions of executive vice president and chief information officer of Canadian Imperial Bank of Commerce from June 1995 to October 1996; group executive for Information Systems & Operations and a member of the Executive Committee at Unitel Communications, Inc., the operating arm of AT&T in Canada from 1993 to 1995; and from 1977 to 1993 he served with the Canadian Government consecutively as assistant auditor general; assistant deputy minister, Information Technology for Revenue Canada and assistant deputy minister, Information Technology for Employment and Immigration Canada.

GEORGE J. VOJTA, 61
Vice Chairman
Vice Chairman and Director of the Parent Company and BTCo since January 1992; Executive Vice President 1984-1992. He is a member of various operating committees that oversee the Private Bank, Asset-Based Lending and Portfolio. He is head of BTCo's Client Processing Services business.

MELVIN A. YELLIN, 54
Executive Vice President and General Counsel
Executive Vice President and General Counsel of the Parent Company and Senior Managing Director and General Counsel of BTCo since 1996; Senior Vice President (Chief Legal Officer) of the Parent Company and Managing Director (Chief Legal Officer) of BTCo since 1995; Managing Director and Deputy General Counsel of BTCo 1992-1995. Vice President and Counsel 1981-1992. He is in charge of the Legal Department.

YVES C. DE BALMANN, 50
Senior Vice President
Senior Vice President of the Parent Company since 1995 and Senior Managing Director of BTCo since 1996; Managing Director of BTCo 1988-1996. He is co-head of BTCo's Investment Banking business and head of BTCo's Risk Management Services business.

R. KELLY DOHERTY, 38
Senior Vice President
Senior Vice President of the Parent Company since 1995 and Senior Managing Director of BTCo since 1996; Managing Director of BTCo 1988-1996. He is head of BTCo's Trading and Sales and Latin America Merchant Bank.

ROBERT A. FERGUSON, 51
Senior Vice President
Senior Vice President of the Parent Company since 1995 and Senior Managing Director of BTCo since 1996; Managing Director of BTCo 1985-1996. He is head of Bankers Trust Australia Ltd.

RODNEY A. MCLAUCHLAN, 43
Senior Vice President
Senior Vice President of the Parent Company since 1992 and Senior Managing Director of BT Securities since 1996; Managing Director of BT Securities 1995-1996; Managing Director of BTCo 1987-1995. He is co-head of BTCo's Investment Banking business and chairs the European and Asian Advisory Boards and the Client Committee.

TIMOTHY S. RATTRAY, 43
Senior Vice President
Senior Vice President of the Parent Company since 1992 and Senior Managing Director of BTCo since 1996; Managing Director of BTCo 1986-1996. He is head of Asia Merchant Banking and is chairman of Bankers Trust Asia.


              BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              Commission file number 1-5920

                       Bankers Trust New York Corporation
             (Exact name of registrant as specified in its charter)

               New York                              13-6180473
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)               identification no.)

          130 Liberty Street
             New York, NY                               10006
         (Address of principal                       (Zip code)
          executive offices)

                                 (212) 250-2500
              (Registrant's telephone number, including area code)
           Securities Registered Pursuant to Section 12(b) of the Act:

                                                                                               Name of each
                                                                                               exchange on
                                Title of each class                                          which registered
    --------------------------------------------------------------------------------      -----------------------
    Common Stock, $1 par value                                                            New York Stock Exchange
    Preferred Share Purchase Rights                                                       New York Stock Exchange
    6 1/8% Convertible Capital Securities                                                 American Stock Exchange
    7 5/8% Cumulative Preferred Stock, Series O                                           American Stock Exchange
    Depositary Shares representing a one-tenth interest in a share of 7 5/8%
      Cumulative Preferred Stock, Series O ($250 Liquidation Preference)                  American Stock Exchange
    7.50% Cumulative Preferred Stock, Series P                                            American Stock Exchange
    Depositary Shares representing a one-fortieth interest in a share of 7.50%
      Cumulative Preferred Stock, Series P ($1,000 Liquidation Preference)                American Stock Exchange
    Adjustable Rate Cumulative Preferred Stock, Series Q                                  New York Stock Exchange
    Depositary Shares representing a one-hundredth interest in a share of Adjustable
      Rate Cumulative Preferred Stock, Series Q ($2,500 Liquidation Preference)           New York Stock Exchange
    Adjustable Rate Cumulative Preferred Stock, Series R                                  New York Stock Exchange
    Depositary Shares representing a one-hundredth interest in a share of Adjustable
      Rate Cumulative Preferred Stock, Series R ($2,500 Liquidation Preference)           New York Stock Exchange
    7 3/4% Cumulative Preferred Stock, Series S ($2,500 Liquidation Preference)         New York Stock Exchange
    Depository Shares representing a one-hundredth interest in a share of 7 3/4%
      Cumulative Preferred Stock, Series S ($2,500 Liquidation Preference)                New York Stock Exchange

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

                               Yes [X]   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997: Common Stock, $1 par value, $7,033,840,654.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997: Common Stock, $1 par value, 78,112,085 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

FORM 10-K CROSS-REFERENCE INDEX

PART I

Item No.                                                                   Pages

     1. BUSINESS
     Description of Business                                                 109
      Supplemental Financial Data
        International Operations                                              87
        Distribution of Assets, Liabilities and
          Stockholders' Equity; Interest Rates and
          Interest Differential                                              104
        Investment Portfolio                                                  71
        Loan Portfolio                                      57-62, 68-70, 72, 73
        Summary of Credit Loss Experience                              54-56, 73
        Deposits                                                             108
        Return on Equity and Assets                                           36
        Short-Term Borrowings                                                 74
     2. PROPERTIES                                                           111
     3. LEGAL PROCEEDINGS                                                    111
     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    *
     - EXECUTIVE OFFICERS OF THE REGISTRANT                                  112

   PART II
     5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                     82, 103
     6. SELECTED FINANCIAL DATA                                               36
     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  37
     8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        Bankers Trust New York Corporation and
          Subsidiaries (Consolidated)                                      64-67
        Notes to Financial Statements                                         68
        Report of Independent Auditors                                       102
        Selected Quarterly Financial Data                                    103
     9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                                *

PART III
The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K since the Corporation intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1996.

PART IV
    14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K
          (a)(1) Financial Statements-See Item 8.
             (2) Financial Statement Schedules
                   All schedules normally required by Form 10-K
                   are omitted since they are either not applicable
                   or the required information is shown in the
                   financial statements or the notes thereto.
             (3) Exhibits
                  3. Articles of Incorporation and By-laws,
                      as amended                                              **
                  4. Instruments Defining the Rights of
                      Security Holders, Including Indentures
                  (ii) Long-Term Debt Indentures                             ***
                 10. Material Contracts
                  (ii)(D) Leases for Principal Premises
                           described on page 111                              **
                 (iii)(A) Management Contracts and
                           Compensation Plans                                 **
              12. Statements Re Computation of Ratios                         **
              21. Subsidiaries of the Registrant                              **
              23. Consent of Experts                                          **
              24. Power of Attorney                                           **
              27. Financial Data Schedule
              99. Additional Exhibits
                 (i) Preferred Share Purchase Rights                          **
                 (ii) Written Agreement dated December 4,
                       1994 among Bankers Trust New York
                       Corporation, Bankers Trust Company,
                       BT Securities Corporation and the
                       Federal Reserve Bank of New York.                      **
                 (iii) BT Securities offers of settlement to the
                        Securities and Exchange Commission (the "SEC")
                        and the Commodity Futures Trading Commission
                        (the "CFTC"), the SEC's Order Instituting
                        Proceedings and its Findings and Order and
                        the CFTC's Complaint and its Opinion and Order.       **
          (b) Reports on Form 8-K-The Corporation filed five
              reports on Form 8-K during the quarter ended
              December 31, 1996.
               --The report dated October 3, 1996, filed the Corporation's opinion of counsel delivered in connection with the issuance of the Corporation's 6 3/4% Notes due October 3, 2001.
               --The report dated October 17, 1996, filed the Corporation's
                 Press Release dated October 17, 1996, which announced earnings for the quarter ended September 30, 1996.
               --The report dated October 22, 1996, filed the Corporation's opinion of counsel delivered in connection with the issuance of the Corporation's 7 1/4% Subordinated Notes due October 15, 2011.
               --The report dated November 19, 1996, filed the Corporation's announcement appointing the accounting firm of KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1997, and chose not to renew the engagement of Ernst & Young LLP, who is currently serving as the Corporation's independent auditors.
               --The report dated December 9, 1996 filed the Press Release announcing that the Federal Reserve Board has terminated the December 4, 1994 Written Agreement by and among Bankers Trust New York Corporation, Bankers Trust Company, and BT Securities Corporation, and the Federal Reserve Bank of New York. In addition, the New York State Banking Department notified Bankers Trust New York Corporation and Bankers Trust Company that it has terminated the Memorandum of Understanding entered into with the New York State Banking Department on December 21, 1994.
--------------------------------------------------------------------------------
  *Not applicable.
 **A copy of any exhibit not contained herein may be obtained by writing to James T. Byrne, Jr., Office of the Secretary, Bankers Trust New York Corporation, One Bankers Trust Plaza, 130 Liberty Street, Mail Stop 2310, New York, NY 10006.
***The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by the Parent Company or its subsidiaries.

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report. Portions of the 1996 Annual Report to the Corporation's stockholders are not required by the Form 10-K report and are not "filed" as part of the Form 10-K. Only those sections of the Annual Report referenced in the above index are incorporated in the Form 10-K.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

--------------------------------------------------------------------------------

FORM 10-K SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 1997.

                   Bankers Trust New York Corporation

                   By  /s/ JAMES T. BYRNE, JR.
                      ---------------------------------------------------------
                      (James T. Byrne, Jr., Senior Vice President and Secretary)

--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 1997.

FRANK N. NEWMAN*                           Chairman of the Board,
------------------------------             Chief Executive Officer,
(Frank N. Newman)                          President and Director
                                           (Principal Executive
                                           Officer)

RICHARD H. DANIEL*                         Executive Vice President,
------------------------------             Chief Financial Officer
(Richard H. Daniel)                        and Controller (Principal
                                           Financial Officer)

GEOFFREY M. FLETCHER*                      Senior Vice President
------------------------------             (Principal Accounting
(Geoffrey M. Fletcher)                     Officer)

GEORGE B. BEITZEL*                         Director
------------------------------
(George B. Beitzel)

PHILLIP A. GRIFFITHS*                      Director
------------------------------
(Phillip A. Griffiths)

WILLIAM R. HOWELL*                         Director
------------------------------
(William R. Howell)

JON M. HUNTSMAN*                           Director
------------------------------
(Jon M. Huntsman)

VERNON E. JORDAN, JR.*                     Director
------------------------------
(Vernon E. Jordan, Jr.)

HAMISH MAXWELL*                            Director
------------------------------
(Hamish Maxwell)

N. J. NICHOLAS JR.*                        Director
------------------------------
(N. J. Nicholas Jr.)

RUSSELL E. PALMER*                         Director
------------------------------
(Russell E. Palmer)

DONALD L. STAHELI*                         Director
------------------------------
(Donald L. Staheli)

PATRICIA CARRY STEWART*                    Director
------------------------------
(Patricia Carry Stewart)

GEORGE J. VOJTA*                           Vice Chairman
------------------------------             and Director
(George J. Vojta)

PAUL A. VOLCKER*                           Director
------------------------------
(Paul A. Volcker)


*By /s/ JAMES T. BYRNE, JR.
    ---------------------------------------
    (James T. Byrne, Jr., Attorney-in-Fact)


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                    ---------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                   Filed Under

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                       BANKERS TRUST NEW YORK CORPORATION

                       BANKERS TRUST NEW YORK CORPORATION
                           EXHIBIT INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

3. Articles of Incorporation and By-laws, as amended
        Restated Certificate of Incorporation of the Registrant filed
         with the State of New York on June 9, 1988                          (1)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on August 30, 1989                                             (1)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on June 14, 1990                                               (1)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on March 20, 1992                                              (1)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on October 27, 1992                                            (1)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on January 21, 1993                                            (1)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on June 1, 1993                                                (1)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on August 18, 1993                                             (2)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on March 25, 1994                                              (3)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on August 22, 1994                                             (4)
        Certificate of Amendment of the Restated Certificate of
         Incorporation of the Registrant filed with the State of New
         York on June 29, 1995                                               (5)
        By-laws as in effect January 21, 1997                                121

 4. Instruments Defining the Rights of Security Holders, Including Indentures
         (ii) Long-Term Debt Indentures                                      114

10. Material Contracts
     (ii) (D) Leases for Principal Premises Described on Page 111
          Lease Agreement relating to the seven stories of a 37-story
           building located at 14-16 Wall Street                             (7)
          Lease Agreement relating to the eight-story building located
           in Jersey City, New Jersey                                        (8)
          Lease Agreement relating to the eight-story building located
           in London, England                                                (9)
          Lease Agreement relating to the three-story building in
           Nashville, Tennessee                                             (10)
          Synopsis of the Agreement for Sub-Lease and the Sub-Lease
           relating to the 42-story building located in Sydney,
           Australia                                                        (11)
     (iii) (A) Management Contracts and Compensation Plans
                 (1) Employment Contract for Richard H. Daniel              (12)
                 (2) Partnership for One-hundred Plan - Plan Document,
                     as amended                                              133
                 (3) Severance Agreement with Timothy T. Yates              (13)
                 (4) Severance Agreement with Charles S. Sanford, Jr.       (13)
                 (5) Employment Agreement for David Marshall                (14)
                 (6) Consulting Agreement with Paul Volcker                 (14)
                 (7) BT Investments (Australia) Limited Group Notional
                     Equity Participation Plan, as amended                  (14)
                 (8) Employment Contract for Frank N. Newman                (21)
                 (9) Severance agreement with Eugene B. Shanks              (21)
                 1994 Stock Option and Stock Award Plan                     (15)
                 1991 Stock Option and Stock Award Plan                     (16)
                 1985 Stock Option and Stock Award Plan                     (17)
                      January, 1989 amendments thereto                      (11)
                 Additional Capital Accumulation Plan                       (18)
                 The Supplemental Executive Retirement Plan                  (9)

                 Deferred Compensation Plan for Directors                    (6)
                   January, 1989 amendments to the Deferred Compensation
                   Plan for Directors and The Supplemental Executive
                   Retirement Plan                                          (15)

12. Statements Re Computation of Ratios
      Computation of Consolidated Ratios of Earnings to Fixed Charges        135
      Computation of Consolidated Ratios of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends Requirements                     136

21. Subsidiaries of the Registrant                                           138
23. Consent of Experts                                                       139
24. Power of Attorney                                                        140
27. Financial Data Schedule                                                  142
99. Additional Exhibits
     (i)  Rights Agreement dated as of February 22, 1988 describing
          the terms of the Preferred Share Purchase Rights                   (9)
     (ii) Written Agreement dated December 4, 1994, among Bankers
          Trust New York Corporation, Bankers Trust Company, BT
          Securities Corporation and the Federal Reserve Bank of New
          York                                                              (20)
     (iii) (1) Offer of Settlement of BT Securities Corporation before the Securities and Exchange Commission, dated December
               21, 1994                                                     (19)
           (2) Offer of Settlement of Respondent BT Securities
               Corporation before the Commodity Futures Trading
               Commission, dated December 21, 1994                          (19)
           (3) Order Instituting Proceedings Pursuant to Section 8A of
               the Securities Act of 1933 and Sections 15(b) and 21c
               of the Securities Act of 1934, and Findings and Order
               Imposing Remedial Sanctions. In re BT Securities
               Corporation, Securities Act of 1933 Release No. 7124
               (Dec. 22, 1994)                                              (19)
           (4) Complaint Pursuant to Sections 6(c) and 6(d) of the
               Commodity Exchange Act and Opinion and Order Accepting
               Offer of Settlement, Making Findings and Imposing
               Remedial Sanctions, in re BT Securities Corporation,
               CFTC Docket No. 95-2 (Dec. 22, 1994)                         (19)

(NOTE: FOOTNOTE REFERENCES FOR THIS INDEX APPEAR ON THE NEXT PAGE.)

                  BANKERS TRUST NEW YORK CORPORATION
 EXHIBIT INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

(12) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-Q dated May 15, 1996, file number 1-5920.

(13) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-Q dated August 14, 1996, file number 1-5920.

(14) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-Q dated November 14, 1996, file number 1-5920.

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

(18) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1989, file number 1-5920.

(19) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated December 22, 1994, file number 1-5920.

(20) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1994, file number 1-5920.

(21) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1995, file number 1-5920.