Form 10-Q
period 1997-03-31
BANKERS TRUST NEW YORK CORP
filed 1997-05-15
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1997
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1997: Common Stock, $1 par value, 77,607,691 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                         March 31, 1997 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended March 31, 1997 and 1996              2

            Consolidated Balance Sheet
              At March 31, 1997 and December 31, 1996                 3

            Consolidated Statement of Changes in Stockholders'
             Equity
               Three Months Ended March 31, 1997 and 1996             4

            Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1997 and 1996              5

            Consolidated Schedule of Net Interest Revenue
              Three Months Ended March 31, 1997 and 1996              6


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1996 Annual Report.


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

PART I. FINANCIAL INFORMATION


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)



                                                                   Increase
THREE MONTHS ENDED MARCH 31,                       1997     1996  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $1,645   $1,590       $ 55
  Interest expense                                1,337    1,377        (40)
Net interest revenue                                308      213         95
Provision for credit losses                           -        5         (5)
Net interest revenue after provision
 for credit losses                                  308      208        100
NONINTEREST REVENUE
  Trading                                           279      247         32
  Fiduciary and funds management                    208      183         25
  Corporate finance fees                            140       86         54
  Other fees and commissions                         79       87         (8)
  Net revenue from equity investment transactions    44       21         23
  Securities available for sale gains                14       15         (1)
  Insurance premiums                                 63       62          1
  Other                                              41       49         (8)
Total noninterest revenue                           868      750        118
NONINTEREST EXPENSES
  Salaries                                          237      201         36
  Incentive compensation and employee benefits      322      227         95
  Agency and other professional service fees         87       60         27
  Communication and data services                    45       46         (1)
  Occupancy, net                                     37       37          -
  Furniture and equipment                            50       41          9
  Travel and entertainment                           25       18          7
  Provision for policyholder benefits                68       72         (4)
  Other                                              64       59          5
Total noninterest expenses                          935      761        174
Income before income taxes                          241      197         44
Income taxes                                         72       59         13

NET INCOME                                       $  169   $  138       $ 31


NET INCOME APPLICABLE TO COMMON STOCK            $  156   $  123       $ 33

Cash dividends declared per common share          $1.00    $1.00         $-

EARNINGS PER COMMON SHARE:
  PRIMARY                                         $1.89    $1.52       $.37

  FULLY DILUTED                                   $1.89    $1.51       $.38

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)


                                                   March 31,December 31,
                                                       1997*       1996
ASSETS
Cash and due from banks                            $  1,607    $  1,543
Interest-bearing deposits with banks                  2,581       2,210
Federal funds sold                                    1,195       1,599
Securities purchased under resale
 agreements                                          22,273      17,986
Securities borrowed                                  13,963      16,676
Trading assets:
 Government securities                               11,686      16,745
 Corporate debt securities                            8,460       8,005
 Equity securities                                    7,021       6,048
 Swaps, options and other derivatives                11,222      11,410
 Other trading assets                                 9,072       6,711
Total trading assets                                 47,461      48,919
Securities available for sale                         7,986       7,920
Loans, net of allowance for credit losses
 of $758 at March 31, 1997 and $773 at
 December 31, 1996                                   17,221      15,053
Accounts receivable and accrued interest              3,227       3,003
Other assets                                          5,464       5,326
Total                                              $122,978    $120,235

LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                 $  2,803    $  2,600
  Foreign offices                                     1,052       1,013
Interest-bearing deposits
  Domestic offices                                   12,365       9,928
  Foreign offices                                    19,369      16,774
Total deposits                                       35,589      30,315
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                               3,943       7,652
  Equity securities                                   4,935       4,151
  Other trading liabilities                             431         325
 Swaps, options and other derivatives                11,177      11,585
Total trading liabilities                            20,486      23,713
Securities sold under repurchase agreements          21,995      23,000
Other short-term borrowings                          20,224      19,395
Accounts payable and accrued expenses                 3,836       3,656
Other liabilities, including allowance for
 credit losses of $200 at both March 31, 1997
 and December 31, 1996                                3,179       2,833
Long-term debt not included in risk-based capital     7,955       8,533
Long-term debt included in risk-based capital         3,164       2,576
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                       1,469         730
Total liabilities                                   117,897     114,751

PREFERRED STOCK OF SUBSIDIARY                             -         250

STOCKHOLDERS' EQUITY
Preferred stock                                         704         810
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84          84
Capital surplus                                       1,349       1,339
Retained earnings                                     3,512       3,462
Common stock in treasury, at cost:
 1997, 5,965,427 shares;
 1996, 4,435,226 shares                                (527)       (372)
Other stockholders' equity                              (41)        (89)
Total stockholders' equity                            5,081       5,234
Total                                              $122,978    $120,235

* Unaudited

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED MARCH 31,                           1997        1996
PREFERRED STOCK
Balance, January 1                                   $  810      $  865
Preferred stock issued                                    -           1
Preferred stock redeemed                               (100)          -
Preferred stock repurchased                              (6)          -
Balance, March 31                                       704         866
COMMON STOCK
Balance, January 1 and March 31                          84          84
CAPITAL SURPLUS
Balance, January 1                                    1,339       1,302
Common stock distributed under employee
 benefit plans                                           10           2
Balance, March 31                                     1,349       1,304
RETAINED EARNINGS
Balance, January 1                                    3,462       3,316
Net income                                              169         138
Cash dividends declared
  Preferred stock                                       (14)        (15)
  Common stock                                          (78)        (79)
Treasury stock distributed under employee
 benefit plans                                          (27)         (9)
Balance, March 31                                     3,512       3,351
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (372)       (336)
Purchases of stock                                     (244)        (20)
Restricted stock granted, net                           (14)         23
Treasury stock distributed under employee
 benefit plans                                          103          22
Balance, March 31                                      (527)       (311)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                      526         233
Deferred stock awards granted, net                       66          66
Deferred stock distributed                              (14)         (1)
Balance, March 31                                       578         298
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (308)       (151)
Deferred stock awards granted, net                      (66)        (66)
Restricted stock granted, net                            14         (22)
Amortization of deferred compensation, net               63          41
Balance, March 31                                      (297)       (198)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (364)       (348)
Translation adjustments                                  11         (17)
Income taxes applicable to translation adjustments       (8)         16
Balance, March 31                                      (361)       (349)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                       57          19
Change in unrealized net gains, after applicable
 income taxes and minority interest                     (18)         (9)
Balance, March 31                                        39          10

TOTAL STOCKHOLDERS' EQUITY, MARCH 31                 $5,081      $5,055

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED MARCH 31,                          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   169      $  138
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for credit losses                             -           5
  Provision for policyholder benefits                    68          72
  Deferred income taxes                                 (39)         26
  Depreciation and other amortization
   and accretion                                         61          61
  Other, net                                              7         (14)
    Earnings adjusted for noncash charges and credits   266         288
Net change in:
  Trading assets                                      2,051       2,308
  Trading liabilities                                (3,053)        700
  Receivables and payables from securities
   transactions                                         297          29
  Other operating assets and liabilities, net           337         639
Securities available for sale gains                     (14)        (15)
Net cash (used in) provided by operating activities    (116)      3,949
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                 (360)        624
  Federal funds sold                                    404        (184)
  Securities purchased under resale agreements       (4,287)     (2,337)
  Securities borrowed                                 2,713      (4,439)
  Loans                                              (2,359)       (348)
Securities available for sale:
  Purchases                                          (1,786)     (1,568)
  Maturities and other redemptions                      593         892
  Sales                                                  73         135
Acquisitions of premises and equipment                  (60)        (54)
Other, net                                               (2)         11
Net cash used in investing activities                (5,071)     (7,268)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                            5,070      (3,250)
  Securities sold under repurchase agreements          (997)      8,025
  Other short-term borrowings                           918      (3,393)
Issuances of long-term debt*                          2,500       1,050
Repayments of long-term debt                         (1,600)       (187)
Redemptions and repurchases of preferred stock         (106)          -
Redemptions of preferred stock of subsidiary           (250)          -
Purchases of treasury stock                            (244)        (20)
Cash dividends paid                                     (93)        (94)
Other, net                                               61          15
Net cash provided by financing activities             5,259       2,146
Net effect of exchange rate changes on cash              (8)         17
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS       64      (1,156)
Cash and due from banks, beginning of period          1,543       2,337
Cash and due from banks, end of period              $ 1,607     $ 1,181

Interest paid                                        $1,159      $1,433

Income taxes (refunded) paid, net                       $(3)        $81

Noncash investing activities                            $46         $30

Noncash financing activities:
  Conversion of debt to preferred stock                  $-          $1

* Includes $739 million related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital.
Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)


                                                 Three Months Ended
                                                      March 31,
                                                                   Increase
                                                   1997     1996  (Decrease)

INTEREST REVENUE
Interest-bearing deposits with banks             $   65   $   43      $  22
Federal funds sold                                   49       28         21
Securities purchased under resale agreements        330      194        136
Securities borrowed                                 182      225        (43)
Trading assets                                      598      772       (174)
Securities available for sale
  Taxable                                           106       90         16
  Exempt from federal income taxes                   14        7          7
Loans                                               301      231         70
Total interest revenue                            1,645    1,590         55
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                                  146       88         58
  Foreign offices                                   250      247          3
Trading liabilities                                 151      326       (175)
Securities sold under repurchase agreements         333      308         25
Other short-term borrowings                         288      271         17
Long-term debt                                      145      137          8
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                      24        -         24
Total interest expense                            1,337    1,377        (40)
NET INTEREST REVENUE                             $  308   $  213      $  95

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $169 million for the quarter ended March 31, 1997, or $1.89 primary earnings per share. In the first quarter of 1996, the Corporation earned $138 million, or $1.52 primary earnings per share.



ORGANIZATIONAL UNIT RESULTS

     Organizational Unit business results are determined based on the Corporation's internal management accounting process, which allocates revenue and expenses among the organizational units. Because the Corporation's business is diverse in nature and its operations are integrated, it is impractical to segregate respective contributions of the organizational units with precision. As a result, estimates and judgments have been made to apportion revenue and expense items. In addition, certain revenue and expenses have been segregated and reported in Corporate/Other because, in the opinion of management, they could not be reasonably allocated or because their contributions to a particular organizational unit would be distortive. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way management views its business and is not necessarily comparable with similar information disclosed by other financial institutions. In order to provide comparability from one period to the next, the Corporation will restate this analysis to conform with material changes in the allocation process and/or significant changes in organizational structure.

     The following tables present the results by Organizational Units:


                                               Total Non-    Pretax      Net
Three Months Ended March 31, 1997    Total Net   interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                      $  303      $165      $138     $ 96
Risk Management Services                   105        89        16       11
Trading & Sales                            134        73        61       43
Investment Management                       85        72        13        9
Client Processing Services                 196       178        18       13
Australia/New Zealand                      129        81        48       34
Asia                                        40        29        11        8
Latin America                              143       110        33       23
Corporate/Other                             41       138       (97)     (68)
Total                                   $1,176      $935      $241     $169


                                               Total Non-    Pretax      Net
Three Months Ended March 31, 1996    Total Net   interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                        $227      $109      $118     $ 82
Risk Management Services                    63        69        (6)      (4)
Trading & Sales                             90        56        34       24
Investment Management                       73        69         4        3
Client Processing Services                 182       156        26       18
Australia/New Zealand                       98        64        34       24
Asia                                        33        26         7        5
Latin America                              136       108        28       20
Corporate/Other                             56       104       (48)     (34)
Total                                     $958      $761      $197     $138


Changes in Organizational Structure

     To move risk management capabilities closer to clients, responsibility for the convertible debt business and for management of the metals and mining commodities book has been transferred from Risk Management Services to Investment Banking and Australia/New Zealand, respectively.

     In addition, the Emerging Europe, Middle East and Africa unit has been formed, combining people with risk management, trading, and investment banking expertise. For external reporting purposes this new unit is included in Risk Management Services. Prior period results have been restated for the changes in organizational structure except for the transfer of responsibility for managing the metals and mining commodities book in Australia/New Zealand which is reflected in 1997 results only.

     The Investment Banking business contributed net income of $96 million in the first quarter of 1997, up from $82 million a year ago. The increase from the prior year period reflected higher corporate finance fees and net revenue from equity transactions.

     Risk Management Services recorded net income of $11 million in the first quarter of 1997, up $15 million from the first quarter of 1996. Revenues of $105 million were up $42 million from the first quarter of 1996. Compared to the prior year period, revenues from new derivatives transactions and from the Emerging Europe, Middle East and Africa unit improved.

     Net income from the Trading & Sales business, at $43 million, was up $19 million from the first quarter of 1996. The current quarter's improvement was largely due to higher revenues from trading and client-related business as compared to the prior year period.

     The Corporation's Investment Management business, which for reporting purposes does not include funds management activities in Australia/NZ, reported net income of $9 million for the current quarter, up $6 million from the 1996 comparable period due to an increase in assets under management. At March 31, 1997, assets under management in this organizational unit were approximately $206 billion, compared to $183 billion at March 31, 1996.

     Client Processing Services contributed $13 million of net income in the first quarter of 1997, down $5 million from the 1996 first quarter. Revenues of $196 million were up $14 million from the first quarter of 1996. The decline in net income from a year ago reflected higher operations costs and growth in staff expense.

     Net income of the Australia/NZ business was $34 million in the first quarter of 1997, up $10 million from the first quarter of 1996. The increase from the prior year period was primarily due to improved revenues from trading activities and fiduciary and funds management offset in part by increased salaries and incentive compensation and employee benefits as a result of higher staff levels. At March 31, 1997, assets under management in Australia/NZ's investment management business were approximately $27 billion, compared to $23 billion at March 31, 1996.

     Asia net income was $8 million in the first quarter of 1997, up $3 million from the first quarter of 1996. The current quarter's increase was primarily due to very strong results in North Asia. Offsetting the improved results in North Asia were losses incurred during the first quarter from the Corporation's investment in Thai Investment and Securities Co. in Thailand. Thailand is currently experiencing a significant reduction in its economic growth and the Thai stock market has experienced a steep decline.

     Latin America net income was $23 million in the first quarter of 1997, up $3 million from the first quarter of 1996. An increase in trading-related activities contributed to the current quarter's results.

     Corporate/Other net loss was $68 million in the first quarter of 1997, compared with a net loss of $34 million in the first quarter of 1996. The current quarter included the effects of increased incentive compensation and employee benefits, a contribution to the BT Foundation, and consulting expenses associated with several strategic and infrastructure improvement projects.


REVENUE

                           Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                                 Three Months Ended
                                                      March 31,
                                                                   Increase
                                                   1997     1996  (Decrease)
NET INTEREST REVENUE (in millions)
Book basis                                         $308     $213        $95
Tax equivalent adjustment                             7        4          3
Fully taxable basis                                $315     $217        $98

AVERAGE BALANCES (in millions)
Interest-earning assets                         $95,732  $85,576    $10,156
Interest-bearing liabilities                     91,405   82,912      8,493
Earning assets financed by
 noninterest-bearing funds                      $ 4,327  $ 2,664    $ 1,663

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                   7.00%    7.49%     (.49)%
Cost of interest-bearing liabilities               5.93     6.68        .75
Interest rate spread                               1.07      .81        .26
Contribution of noninterest-bearing
 funds                                              .26      .21        .05
Net interest margin                                1.33%    1.02%       .31%

     Net interest revenue for the first quarter of 1997 totaled $308 million, up $95 million, or 45 percent, from the first quarter of 1996.
The $95 million increase in net interest revenue was primarily due to a $104 million increase in trading-related net interest revenue, which totaled $134 million for the first quarter of 1997. Nontrading-related net interest revenue which is considered to be historically a more stable component of overall net interest revenue, totaled $174 million for the first quarter of 1997 versus $183 million for the comparable period in 1996.

                              Trading Revenue

     The Firm's trading and risk management businesses include significant activities in interest rate instruments and related derivatives. These activities can periodically shift revenue between trading and net interest, depending on a variety of factors, including risk management strategies. Therefore, the Corporation views trading revenue and trading-related net interest revenue together.

     Combined trading revenue and trading-related net interest revenue for the first quarter of 1997 totaled $413 million, up $136 million from the first quarter of 1996.

     The table below presents the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.


                                                          Trading-
                                                          Related
                                                              Net
                                                 Trading Interest
(in millions)                                    Revenue  Revenue      Total
Quarter ended March 31, 1997
Interest rate risk                                $171     $148       $319
Foreign exchange risk                               38        -         38
Equity and commodity risk                           70      (14)        56
Total                                             $279     $134       $413

Quarter ended March 31, 1996
Interest rate risk                                $158     $ 52       $210
Foreign exchange risk                               17        -         17
Equity and commodity risk                           72      (22)        50
Total                                             $247     $ 30       $277

     Interest Rate Risk - The increase in revenue was due to increased flow of client trading services, strong results from proprietary trading activities, and increased revenue from bond trading activities attributable to increased capital inflows to the market. Also, contributing to the increase was improved performance from the Firm's trading activities in Asia and Latin America.

     Foreign Exchange Risk - Foreign exchange risk revenue increased from the first quarter of 1996 principally due to strong performance in the Firm's activities in Australia including both proprietary and customer related revenues.

     Equity and Commodity Risk - Total trading and trading-related net interest revenue increased compared to the same period last year primarily due to strong revenues from precious metals.

                  Noninterest Revenue (Excluding Trading)

     Fiduciary and funds management revenue was $208 million in the first quarter of 1997, up $25 million, or 14 percent, from the comparable period last year. All activities within this category contributed to the year-over-year increase, especially global private banking commissions, funds management revenue and custodian fees.

     Corporate finance fees of $140 million increased $54 million, or 63 percent, from the same period last year, primarily due to higher private placement fees, merger and acquisition fees and loan syndication fees.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

     No provision for credit losses was required for the first quarter of 1997 compared with $5 million for the prior year's first quarter. Net charge-offs for the first quarter were $15 million, compared with $10 million a year ago.

     In accordance with the American Institute of Certified Public Accountant's Banks and Savings Institutions Audit and Accounting Guide, the Corporation has allocated its total allowance for credit losses as follows:
$758 million as a reduction of loans, and $200 million as other liabilities related to other credit-related items. The Corporation continues to believe that the total allowance for credit losses is available for credit losses in its entire portfolio, which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Due to a multitude of complex and changing factors that are collectively weighed in determining the adequacy of the allowance for credit losses, management expects that the allocation of the total allowance for credit losses may be adjusted as risk factors change. Prior period amounts have not been restated.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                                            Quarter Ended
                                                              March 31,
Allowance for credit losses                            1997        1996

Balance, beginning of period                           $973        $992
Net charge-offs
  Charge-offs                                            33          28
  Recoveries                                             18          18
Total net charge-offs(1)                                 15          10
Provision for credit losses                               -           5
Balance, end of period(2)                              $958        $987

(1) Components of Net Charge-offs:
      Secured by real estate                            $(1)       $  1
      Real estate related                                 -           4
      Highly leveraged                                   16          20
      Other                                               -         (12)
      Refinancing country                                 -          (3)
Total                                                   $15        $ 10

(2) Allocation:
      Loans                                            $758
      Other Liabilities                                 200
      Balance, end of period                           $958

     The allowance for credit losses that has been allocated to loans, was $758 million at March 31, 1997 compared to $773 million at December 31, 1996. The allowance was equal to 228 percent and 171 percent of total cash basis loans at March 31, 1997 and December 31, 1996, respectively. These ratios were computed using the amounts that were allocated to loans.

     Impaired loans under SFAS 114, which consisted of total cash basis loans and renegotiated loans, were $369 million and $489 million at March 31, 1997 and December 31, 1996, respectively. Included in these amounts were $152 million and $227 million of loans which required a valuation allowance of $30 million and $57 million at those same dates, respectively.


EXPENSES

     Total noninterest expenses of $935 million increased by $174 million, or 23 percent, from the first quarter of 1996. Salaries expense increased $36 million, or 18 percent, principally due to an 8 percent increase in the average number of employees and to merit increases. Incentive compensation and employee benefits, the largest component of noninterest expenses, increased $95 million due to higher earnings, greater emphasis on performance-based compensation and the increase in the average number of employees.



INCOME TAXES

     Income tax expense for the first quarter of 1997 amounted to $72 million, compared with $59 million for the first quarter of 1996. The effective tax rate was 30 percent for both the current and prior year quarter.

EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price, if it is higher than the average market price. At no time during the three month period ended March 31, 1997 and 1996 did the Corporation have outstanding any securities which were convertible into the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):

                                                        Three Months Ended
                                                             March 31,
                                                        1997        1996

Net income applicable to common stock                   $156        $123

Average number of common shares outstanding           77.018      77.495

Average common and common equivalent shares
 outstanding - primary                                82.784      80.896

Average common and common equivalent shares
 outstanding assuming full dilution                   82.898      81.560

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                            CONDENSED AVERAGE BALANCE SHEETS
                                                      (in millions)
                                                1st Qtr  4th Qtr  Increase
                                                   1997     1996 (Decrease)

ASSETS
  Interest-earning
    Interest-bearing deposits with banks       $  3,396 $  3,545    $  (149)
    Federal funds sold                            3,702    1,990      1,712
    Securities purchased under resale
     agreements                                  22,120   22,380       (260)
    Securities borrowed                          14,712   15,447       (735)
    Trading assets                               28,022   31,427     (3,405)
    Securities available for sale
      Taxable                                     6,988    6,777        211
      Exempt from federal income taxes            1,148    1,077         71
        Total securities available for sale       8,136    7,854        282
  Loans
    Domestic offices                              8,207    8,172         35
    Foreign offices                               7,437    7,032        405
        Total loans                              15,644   15,204        440
    Total interest-earning assets                95,732   97,847     (2,115)
Noninterest-earning
  Cash and due from banks                         1,302    1,378        (76)
  Noninterest-earning trading assets             18,960   17,700      1,260
  All other assets                                8,386    8,409        (23)
  Allowance for credit losses                      (802)    (988)       186
Total                                          $123,578 $124,346    $  (768)

LIABILITIES
  Interest-bearing
    Interest-bearing deposits
      Domestic offices                         $ 11,748 $  8,738    $ 3,010
      Foreign offices                            19,661   18,812        849
        Total interest-bearing deposits          31,409   27,550      3,859
    Trading liabilities                           6,103    9,687     (3,584)
    Securities sold under repurchase agreements  22,341   25,750     (3,409)
    Other short-term borrowings                  19,188   18,852        336
    Long-term debt                               11,169   11,173         (4)
    Mandatorily redeemable capital securities
     of subsidiary trusts holding solely junior
     subordinated deferrable interest debentures  1,195      165      1,030
      Total interest-bearing liabilities         91,405   93,177     (1,772)
  Noninterest-bearing
    Noninterest-bearing deposits                  3,152    3,518       (366)
    Noninterest-bearing trading liabilities      16,920   15,725      1,195
    All other liabilities                         6,715    6,352        363
      Total liabilities                         118,192  118,772       (580)

PREFERRED STOCK OF SUBSIDIARY                       182      250        (68)

STOCKHOLDERS' EQUITY
  Preferred stock                                   773      815        (42)
  Common stockholders' equity                     4,431    4,509        (78)
Total stockholders' equity                        5,204    5,324       (120)
Total                                          $123,578 $124,346    $  (768)

     The Corporation's average total assets amounted to $123.6 billion for the first quarter of 1997, a decrease of $768 million, or 1 percent, from the fourth quarter of 1996. Average interest-earning assets decreased $2.1 billion, or 2 percent, and the proportion of interest-earning assets to total assets decreased from 79 percent to 77 percent. The decrease in interest-earning assets was primarily due to decreases in trading assets (down $3.4 billion or 11 percent) and securities borrowed (down $735 million, or 5 percent), offset in part by an increase in federal funds sold (up $1.7 billion, or 86 percent). Interest-earning trading assets, as a percentage of total assets declined from 25 percent to 23 percent. Noninterest-earning trading assets increased $1.3 billion, or 7 percent, from the fourth quarter of 1996.

     Average total liabilities decreased $580 million from the fourth quarter of 1996. Within interest-bearing liabilities, decreases in trading liabilities (down $3.6 billion, or 37 percent) and securities sold under repurchase agreements (down $3.4 billion, or 13 percent) were offset in part by increases in total interest-bearing deposits (up $3.9 billion or 14 percent) and mandatorily redeemable capital securities (up $1.0 billion, or 624 percent). Total short-term borrowings (securities sold under repurchase agreements and other short-term borrowings) as a percentage of total interest-bearing liabilities declined from 48 percent to 45 percent.


                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale follow (in millions). During the first quarter of 1997, the Corporation transferred approximately $1.1 billion of asset-backed securities from securities-available-for-sale to trading account assets. This transfer, which had no impact on the current quarter's income, was the result of a change in risk management strategies.


                                                  March 31, December 31,
                                                       1997        1996

Fair value                                           $7,986      $7,920
Amortized cost                                        7,854       7,755
Excess of fair value over
 amortized cost *                                    $  132      $  165

* Components:
    Unrealized gains                                   $210        $245
    Unrealized losses                                   (78)        (80)
                                                       $132        $165

                              Long-term Debt

     The larger of long-term debt issuances and maturities/redemptions which occurred during the first quarter of 1997 are as follows (in millions):


                                                       Face Amount
                                                             Maturities/
                                                   Issuances Redemptions
Parent Company
8% Subordinated Debentures                                 -        $200
Floating Rate Notes due May 1998                                    $300
Floating Rate Notes due January 2002                    $250           -


Bankers Trust Company
Floating Rate Notes due February 2002                   $324           -
Redeemable Preference Securities                           -        $510
Redeemable Preference Securities
 due March 2004 (1)                                     $651           -

(1) At March 31, 1997, certain subsidiaries of Bankers Trust Company had outstanding ($3.0 billion) of mandatorily redeemable preference securities with maturities ranging from April 1997 to March 2004.


                    Trust Preferred Capital Securities

     During the first quarter of 1997, BT Capital Trust A ("Trust A"), BT Preferred Capital Trust I ("Trust I") and BT Preferred Capital Trust II ("Trust II"), wholly-owned subsidiaries of the Corporation issued $250 million 7.90% Capital Securities, Series A1, ("Series A1 Securities"), $250 million 8 1/8% Preferred Securities, Series I ("Series I Securities") and $250 million 7.875% Preferred Securities, Series II ("Series II Securities"), respectively. The Series A1 Securities and the Series II Securities have a liquidation value of $1,000 per Series A1 Security and Series II Security, respectively. The Series I Securities have a liquidation value of $25 per Series I Security. Series A1 Securities, Series I Securities and Series II Securities represent preferred undivided beneficial interests in the assets of Trust A, Trust I and Trust II, respectively. The Corporation is the holder of all of the beneficial interests represented by common securities of Trust A, Trust I and Trust II ("Common Securities" and, collectively with the Series A1 Securities, Series I Securities and Series II Securities, the "Trust Securities").

     Trust A, Trust I and Trust II exist for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 7.90% Junior Subordinated Deferrable Interest Debentures, Series A1, 8 1/8% Junior Subordinated Deferrable Interest Debentures, Series I and 7.875% Junior Subordinated Deferrable Interest Debentures, Series II (the "Series A1

Debentures," the "Series I Debentures" and the "Series II Debentures" and collectively, the "Junior Subordinated Debentures") issued by the Corporation. The Junior Subordinated Debentures are unsecured and subordinated to all senior indebtedness of the Corporation and will be the sole assets of Trust A, Trust I and Trust II. Payments under the Junior Subordinated Debentures by the Corporation are the same as those for the Series A1 Securities, Series I Securities and Series II Securities described below, respectively. The obligations of the Corporation under the Junior Subordinated Debentures, the relevant indenture and trust agreement, the relevant guarantee by the Corporation of the obligations of Trust A, Trust I and Trust II and certain other related agreements, in the aggregate, constitute a full and unconditional guarantee of the relevant trust's obligations under the Series A1 Securities, Series I Securities and Series II Securities.

     Holders of the Series A1 Securities will be entitled to receive preferential cumulative cash distributions accumulating from January 16, 1997 and payable semi-annually in arrears on the fifteenth day of January and July of each year, commencing July 15, 1997, at the annual rate of 7.90% of the liquidation amount of $1,000 per Series A1 Security. The Series A1 Securities are subject to mandatory redemption upon repayment of the Series A1 Debentures at maturity on January 15, 2027. The maturity date may be shortened under certain circumstances to a date not earlier than January 15, 2017. In addition, the Series A1 Debentures may be redeemed at the option of the Corporation on or after January 15, 2007. On March 18, 1997, BT Capital Trust B, a wholly-owned subsidiary of the Corporation, offered to exchange $250 million of its 7.90% Capital Securities, Series B1 (the "Series B1 Securities"), which had been registered under the Securities Act of 1933, for any and all of the outstanding 7.90% Capital Securities, Series A1 of BT Capital Trust A. BT Capital Trust B exists for the sole purpose of issuing the Series B1 Securities and investing the proceeds thereof in 7.90% Junior Subordinated Deferrable Interest Debentures, Series B1 issued by the Corporation. The Series B1 Securities are identical in all material respects to the Series A1 Securities. On April 21, 1997, $250 million of the Series B1 Securities were exchanged for all of the Series A1 Securities.

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                            At March 31,       Average During
                                                1997            1st Qtr.1997
                                                 (Liabi-             (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                       $ 15,502  $(13,981)$ 16,805  $(15,203)
Interest Rate Contracts
  Forwards                                  40       (42)      73       (75)
  Options purchased                      1,010              1,138
  Options written                                 (1,142)            (1,211)
Foreign Exchange Rate Contracts
  Spot and Forwards                     12,889   (14,231)  13,663   (14,629)
  Options purchased                        893              1,094
  Options written                                   (940)            (1,100)
Equity-related contracts                 2,882    (2,877)   3,141    (3,328)
Commodity-related and other contracts      594      (640)     614      (635)

Exchange-Traded Options
Interest Rate                               12       (12)      18        (8)
Equity                                     207      (119)     237      (130)
Total Gross Fair Values                 34,029   (33,984)  36,783   (36,319)
Impact of Netting Agreements           (22,807)   22,807  (24,071)    24,071

                                      $ 11,222(1)         $12,712

                                                $(11,177)(1)       $(12,248)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                           At December 31,      Average During
                                                1996            4th Qtr. 1996
                                                  (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                       $ 16,582  $(15,394) $ 16,258 $(15,498)
Interest Rate Contracts
  Forwards                                  84       (86)       53      (50)
  Options purchased                      1,149               1,183
  Options written                                 (1,252)            (1,313)
Foreign Exchange Rate Contracts
  Spot and Forwards                      9,855   (10,935)    8,642   (9,893)
  Options purchased                        917               1,143
  Options written                                   (953)            (1,104)
Equity-related contracts                 2,696    (2,941)    2,389   (2,426)
Commodity-related and other contracts      679      (690)      747     (712)

Exchange-Traded Options
Interest Rate                               10       (12)       11      (15)
Foreign exchange                             -         -         -       (6)
Equity                                     251      (135)      244     (115)
Total Gross Fair Values                 32,223   (32,398)   30,670  (31,132)
Impact of Netting Agreements           (20,813)   20,813   (19,580)  19,580

                                      $ 11,410(1)         $ 11,090

                                                $(11,585)(1)       $(11,552)

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

     Total net end-user derivative unrealized losses were $149 million at March 31, 1997 compared with an unrealized gain of $54 million at December 31, 1996. The $203 million decrease during the first quarter of 1997 was primarily due to increases in long-term interest rates.

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



                                                  Other        Net invest-
                                                  short-       ments in
            Securities                 Interest-  term    Long-  foreign
(in millions)available          Other  bearing    borrow- term   subsi-
March 31, 1997for sale   Loans assets deposits     ings   debt(1)diaries Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain$  -   $  -     $-    $  22     $  8 $ 148       $- $ 178
   Unrealized (Loss) -    (10)     -      (80)     (13) (184)       -  (287)
  Pay Variable Net   -    (10)     -      (58)      (5)  (36)       -  (109)
  Pay Fixed
   Unrealized Gain  12      -      -       20        1    22        -    55
   Unrealized (Loss)(21)    -      -      (34)      (3)  (30)       -   (88)
  Pay Fixed Net    (9)      -      -      (14)      (2)   (8)       -   (33)
  Total Unrealized
   Gain            12       -      -       42        9   170        -   233
  Total Unrealized
   (Loss)         (21)    (10)     -     (114)     (16) (214)       -  (375)
  Total Net      $ (9)   $(10)    $-    $ (72)    $ (7)$ (44)      $- $(142)

Forward Rate Agreements
  Unrealized Gain  $-      $-     $-      $ 3       $-    $-       $-   $ 3
  Unrealized (Loss) -       -      -       (1)       -     -        -    (1)
  Net              $-      $-     $-      $ 2       $-    $-       $-   $ 2

Currency Swaps and Forwards
  Unrealized Gain $ 3     $ -     $1       $-      $ 3  $ 63     $ 37  $107
  Unrealized (Loss)(3)     (1)     -       (1)      (4)  (22)     (44)  (75)
  Net             $ -     $(1)    $1      $(1)     $(1) $ 41     $ (7) $ 32

Other Contracts (2)
  Unrealized Gain $ 1      $-    $ -       $-       $-    $-       $-  $  1
  Unrealized (Loss)(37)     -     (5)       -        -     -        -   (42)
  Net             $(36)    $-    $(5)      $-       $-    $-       $-  $(41)

Total Unrealized
 Gain             $ 16   $  -    $ 1    $  45     $ 12  $233     $ 37 $ 344
Total Unrealized
 (Loss)            (61)   (11)    (5)    (116)     (20) (236)     (44) (493)
Total Net         $(45)  $(11)   $(4)   $ (71)    $ (8)$  (3)    $ (7)$(149)

(1) Includes trust preferred capital securities.
(2) Other contracts are principally equity swaps and collars.


                                                   Other       Net invest-
                                                  short-        ments in
            Securities                 Interest-  term   Long- foreign
(in millions)available          Other  bearing  borrow-  term    subsi-
Dec 31, 1996 for sale Loans   assets  deposits  ings   debt(1)  diaries Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain$  1    $ -     $-     $ 62      $ 7  $198       $- $ 268
   Unrealized (Loss) -    (14)     -      (23)      (6)  (93)       -  (136)
  Pay Variable Net   1    (14)     -       39        1   105        -   132
  Pay Fixed
   Unrealized Gain   3      -      -       13        -     1        -    17
   Unrealized (Loss)(50)   (9)     -      (45)      (1)  (28)       -  (133)
  Pay Fixed Net    (47)    (9)     -      (32)      (1)  (27)       -  (116)
  Total Unrealized
   Gain              4      -      -       75        7   199        -   285
  Total Unrealized
   (Loss)          (50)   (23)     -      (68)      (7) (121)       -  (269)
  Total Net       $(46)  $(23)    $-     $  7      $ -  $ 78       $- $  16

Forward Rate Agreements
  Unrealized Gain   $-     $-     $-      $ 1       $-    $-       $-   $ 1
  Unrealized (Loss)  -      -      -       (1)       -     -        -    (1)
  Net               $-     $-     $-      $ -       $-    $-       $-   $ -

Currency Swaps and Forwards
  Unrealized Gain   $-     $-     $1      $27       $-  $ 53     $ 42  $123
  Unrealized (Loss)  -      -      -       (3)       -   (18)     (41)  (62)
  Net               $-     $-     $1      $24       $-  $ 35     $  1  $ 61

Other Contracts (2)
  Unrealized Gain $  -     $-   $  -       $-       $-    $-       $-  $  -
  Unrealized (Loss)(19)     -     (4)       -        -     -        -   (23)
  Net             $(19)    $-    $(4)      $-       $-    $-       $-  $(23)

Total Unrealized
 Gain             $  4     $-   $  1     $103      $ 7  $252     $ 42 $ 409
Total Unrealized
 (Loss)            (69)   (23)    (4)     (72)      (7) (139)     (41) (355)
Total Net         $(65)  $(23)   $(3)    $ 31      $ -  $113     $  1 $  54

(1) Includes trust preferred capital securities.
(2) Other contracts are principally equity swaps and collars.

     For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):

At March 31, 1997
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1997            $31,262    5.56%    5.68%  $1,627    4.70%    5.46% $32,889

1998-1999        11,571    5.91     5.55    2,716     4.68    5.59   14,287

2000-2001         3,886    6.72     5.69    1,901     5.45    5.92    5,787

2002 and thereafter 7,877  6.98     5.67    1,181     5.81    7.25    9,058
Total           $54,596                    $7,425                   $62,021

All rates were those in effect at March 31, 1997. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



At December 31, 1996
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1997            $33,275    5.59%    5.52%  $4,056    5.23%    5.71% $37,331

1998-1999         7,957    5.96     5.52    2,095     4.82    5.82   10,052

2000-2001         3,614    6.84     5.63      867     4.11    5.67    4,481

2002 and
  thereafter      5,579    6.79     5.65      932     5.61    7.14    6,511
Total           $50,425                    $7,950                   $58,375

All rates were those in effect at December 31, 1996. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

REGULATORY CAPITAL

     The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's ("FRB") risk-based capital guidelines addressing the capital adequacy of bank holding companies and banks (collectively, "banking organizations") include a definition of capital and a framework for calculating risk-weighted assets. In addition, these guidelines specify minimum risk-based capital ratios to be maintained by banking organizations. The FRB also has a minimum Leverage ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banking organizations. The Corporation's 1996 Annual Report on Form 10-K, on pages 45 and 82, provides a detailed discussion of these guidelines and regulations.

     In 1996, the FRB and the other U.S. federal banking agencies jointly issued an amendment to the capital adequacy guidelines to incorporate a measure for market risk ("the market risk amendment"). Essentially, this amendment changes the calculation of risk-weighted assets in the trading accounts, and includes the positions and capital of the "Section 20" securities subsidiary (BT Securities Corporation) in the combined credit risk and market risk capital calculation of the Corporation. In all other respects (including the exclusion of the positions and capital of the international insurance entities), the current capital adequacy guidelines remain unchanged.

     Compliance with the market risk amendment is mandatory by January 1, 1998 for those banking organizations that meet certain thresholds with regard to their trading activity. Banking organizations may choose to adopt early during 1997, with prior approval from their primary federal regulator. The Corporation's 1996 Annual Report on Form 10-K, on page 47, provides further detailed discussion on the market risk amendment.

     The Corporation adopted the market risk amendment as of March 31, 1997 and was the first banking organization to adopt such amendment.

     Based on their respective regulatory capital ratios as of March 31, 1997, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the regulations issued by the FRB and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, as applicable.

     The Corporation's and BTCo's ratios are presented in the table below. The ratios for December 31, 1996 have not been restated for the adoption of the market risk amendment.


                                                            FRB
                                                          Minimum  To Be Well
                                    Actual     Actual       for  Capitalized
                                    as of     as of      Capital      Under
                                  March 31,  December 31, Adequacy Regulatory
                                     1997       1996     Purposes Guidelines

Tier 1 Capital
  Corporation                        8.2%       8.7%         4.0%       6.0%
  BTCo                               8.6%       9.3%         4.0%       6.0%

Total Capital
  Corporation                       14.8%      13.7%         8.0%      10.0%
  BTCo                              12.1%      12.9%         8.0%      10.0%

Leverage
  Corporation                        4.5%       5.5%      3.0%(1)      3.0%(1)
  BTCo                               5.4%       5.3%      3.0%(1)       5.0%

(1) These minimum levels for the Leverage ratio may be set 100 to 200 basis points higher depending upon other regulatory criteria.

     The following are the essential components of the Corporation's and BTCo's risk-based capital ratios. The December 31, 1996 balances have not been restated for the adoption of the market risk amendment.


                                                Actual as of  Actual as of
                                                  March 31,   December 31,
(in millions)                                         1997        1996

Corporation
  Tier 1 Capital                                      $5,438      $5,326
  Tier 2 Capital                                       3,727       3,004
  Tier 3 Capital                                         655           -
  Total Capital                                       $9,820      $8,330

  Total risk-weighted assets                         $66,489     $60,990

BTCo
  Tier 1 Capital                                      $4,896      $4,869
  Tier 2 Capital                                       1,949       1,900
  Total Capital                                       $6,845      $6,769

Total risk-weighted assets                           $56,815     $52,484


     Comparing March 31, 1997 to December 31, 1996, the Corporation's Tier 1 Capital ratio declined 50 basis points due to an increase in risk-weighted assets. The Corporation's risk-weighted assets at March 31, 1997 were $5.5 billion higher than at year-end 1996. The Total Capital ratio of the Corporation increased 110 basis points due to the issuance of trust preferred capital securities and the addition of BT Securities Corporation's subordinated debt as a component of Total Capital (as Tier 3 Capital) in accordance with the market risk amendment.

     With the adoption of the market risk amendment, the Corporation's Leverage ratio decreased 100 basis points as BT Securities Corporation's average assets and capital were included in this calculation for the first time.

     BTCo's Tier 1 Capital and Total Capital ratios decreased by 70 basis points and 80 basis points, respectively, as a result of a $4.3 billion increase in risk-weighted assets. BTCo's Leverage ratio increased by 10 basis points.

PREFERRED STOCK

     During the first quarter of 1997, the Corporation redeemed all 1 million outstanding shares of its 8.55% Cumulative Preferred Stock, Series I at a price of $100 million. In addition, the Corporation repurchased approximately $6 million of its Adjustable Rate Cumulative Preferred Stock, Series Q and Series R.


PREFERRED STOCK OF SUBSIDIARY

     During the first quarter of 1997, BT Overseas Finance N.V. ("BTOF"), an indirect wholly-owned subsidiary of the Corporation, redeemed all 2,500 shares of its BTOF Auction Rate cumulative Preferred Stock Series A-D at a price of $250 million.


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

     Most of the Corporation's assets are highly liquid and of high credit quality. The Corporation maintains excess liquidity through its base of liquid assets. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading assets are marked to market daily and primarily consist of swaps, options and other derivative contracts, foreign government securities, corporate debt securities, U.S. government and agency securities, and equity securities. The Corporation's liquid assets amounted to $97.1 billion as of March 31, 1997 and $96.9 billion as of December 31, 1996, which equaled 78 percent, and 80 percent of gross total assets at those dates respectively.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 5.

     Cash and due from banks remained constant during the first quarter of 1997, as the net cash provided by financing activities was offset by the sum of the net cash used in investing activities and the net cash used in operating activities. The $5.3 billion of net cash provided by financing activities was primarily the result of a positive net change in deposits ($5.1 billion) and issuances of long-term debt ($2.5 billion), offset in part by repayments of long-term debt ($1.6 billion). The $5.1 billion of net cash used in investing activities was primarily the result of cash outflows from the net changes in securities purchased under resale agreements ($4.3 billion) and loans ($2.4 billion), and purchases of securities available for sale ($1.8 billion), partially offset by cash inflows from the net change in securities borrowed ($2.7 billion), and maturities and other redemptions of securities available for sale ($593 million). The $116 million of net cash used in operating activities was primarily the result of a negative net change in trading liabilities ($3.1 billion) partially offset by a positive net changes in trading assets ($2.1 billion and other operating assets and liabilities ($337 million).


     Cash and due from banks decreased by $1.2 billion during the first quarter of 1996, as the net cash used in investing activities exceeded the sum of the net cash provided by operating and financing activities. The $7.3 billion of net cash used in investing activities was primarily the result of cash outflows from the net change in securities borrowed ($4.4 billion), securities purchased under resale agreements ($2.3 billion) and purchases of securities available for sale ($1.6 billion). This was partially offset by cash inflows from maturities and other redemptions of securities available for sale ($892 million). The $3.9 billion of net cash provided by operating activities primarily resulted from a $3.0 billion net change in trading assets and trading liabilities. The $2.1 billion of net cash provided by financing activities was primarily the result of an increase in the net change in securities sold under repurchase agreements ($8.0 billion) and the proceeds from the issuances of long-term debt ($1.1 billion), offset in part by cash outflows from a $3.4 billion net change in other short-term borrowings and a $3.3 billion net change in deposits.

                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at March 31, 1997 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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


By Repricing Interval                                           Non-
                                                            interest-
                               Within   1 - 5       After   bearing
(in billions) March 31, 1997   1 year     years  5 years      funds    Total
Assets                        $ 87.1     $ 4.2     $ 3.4    $ 28.3  $ 123.0
Liabilities and preferred
 stock                         (80.6)     (6.6)     (4.4)    (27.0)  (118.6)
Common stockholders' equity        -         -         -      (4.4)    (4.4)
Effect of off-balance sheet
 hedging instruments           (13.1)      8.7       4.4         -        -
Interest rate sensitivity gap $ (6.6)    $ 6.3     $ 3.4    $ (3.1) $     -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                   March 31,December 31,
                                                       1997        1996
CASH BASIS LOANS
  Domestic
    Commercial and industrial                          $106        $117
    Secured by real estate                              153         233
Total domestic                                          259         350
  International
    Commercial and industrial                            38          57
    Secured by real estate                               32          39
    Financial institutions                                1           4
    Other                                                 2           2
Total international                                      73         102
Total cash basis loans                                 $332        $452

Ratio of cash basis loans to total gross loans          1.8%        2.9%

Ratio of allowance for credit losses to cash
 basis loans (1)                                        228%        171%

RENEGOTIATED LOANS
Secured by real estate                                  $37         $37
Total renegotiated loans                                $37         $37

OTHER REAL ESTATE                                      $188        $213

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                       $8         $10
Total other nonperforming assets                         $8         $10

Loans 90 days or more past due and still
 accruing interest                                       $-          $-

(1) Ratio was computed using the allowance for credit losses that has been allocated to loans of $758 million and $773 million at March 31, 1997 and December 31, 1996, respectively.

     An analysis of the changes in the Corporation's total cash basis loans during the first quarter of 1997 follows (in millions).

Balance, December 31, 1996                                        $452
Net transfers to cash basis loans                                   16
Net paydowns                                                       (69)
Charge-offs                                                        (33)
Transfers to other real estate                                      (2)
Other                                                              (32)
Balance, March 31, 1997                                           $332


     The Corporation's total cash basis loans amounted to $332 million at March 31, 1997, down $120 million, or 27 percent, from December 31, 1996.

     This decline is primarily attributable to decreases in loans secured by real estate ($87 million) and highly leveraged loans ($29 million). Within cash basis loans, loans secured by real estate were $185 million and $272 million at March 31, 1997 and December 31, 1996, respectively. Commercial and industrial loans to highly leveraged borrowers were $88 million and $117 million at March 31, 1997 and December 31, 1996, respectively.

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

                                                         Three Months Ended
                                                               March 31,
(in millions)                                           1997        1996
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                         $6         $14
  Less, interest, net of reversals, recognized
   in interest revenue                                     1           1
Reduction of interest revenue                              5          13
International Loans
  Gross amount of interest that would have
   been recorded at original rate                          2           3
  Less, interest, net of reversals, recognized
   in interest revenue                                     -           -
Reduction of interest revenue                              2           3
Total reduction of interest revenue                       $7         $16


HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow generally reflect the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1996 Annual Report on Form 10-K, on page 59, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                      March 31,  December 31,
(in millions)                                           1997        1996
Loans
  Senior debt                                         $1,580      $1,587
  Subordinated debt                                       70          76
Total loans                                           $1,650      $1,663

Unfunded commitments
  Commitments to lend                                 $  904      $  875
  Letters of credit                                      148         128
Total unfunded commitments                            $1,052      $1,003

Equity investments                                      $744        $665

Commitments to invest                                   $443        $425

     The Corporation's outstanding loans were to 130 separate borrowers in 43 separate industry groups at March 31, 1997, compared to 127 separate borrowers in 43 separate industry groups at December 31, 1996. The miscellaneous manufacturing and services group at 11 percent was the only industry concentration which exceeded 10 percent of total HLT loans outstanding at March 31, 1997.

     In addition to the amounts shown in the table above, at March 31, 1997, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $41 million (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first quarter of 1997, the Corporation originated $755 million of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding per borrower for the portfolio at March 31, 1997 was less than $13 million. However, at March 31, 1997, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 10 separate highly leveraged borrowers.

     At March 31, 1997, $88 million of the HLT loan portfolio was on a cash basis. In addition, $4 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $16 million of HLT loans were recorded in the first quarter of 1997. In addition, the Corporation recorded a net gain of $27.2 million in connection with the sales and/or write-offs of certain equity investments in highly leveraged companies during the first quarter of 1997.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $31 million during the first quarter of 1997 and that as of March 31, 1997, approximately $29 million of fees were deferred and will be recognized as future revenue.

ACCOUNTING DEVELOPMENTS

     In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS.

     SFAS No. 128 is effective for financial statement periods ending after December 15, 1997, and requires restatement of all prior period EPS data. The adoption of SFAS No. 128 is not expected to have a material impact on the Corporation's fully diluted EPS computations.


MERGER

     On April 6, 1997, the Corporation and Alex. Brown Incorporated ("AB") entered into a definitive agreement to merge (the "Merger"). The merger agreement provides that each AB common share will be exchanged for 0.83 shares of the Corporation's common stock. The transaction is expected to be tax-free to shareholders and accounted for on a pooling-of-interests basis. In connection with the Merger, it is estimated that nonrecurring merger and related restructuring charges will be recognized upon consummation of the Merger. These charges are expected to result from severance expenses to be incurred in connection with anticipated staff reductions, other merger-related expenses, such as costs to eliminate redundant back office and other operations of the Corporation and AB, and direct costs of the Merger.

     The Merger, which is expected to be completed by the fourth quarter of 1997, is subject to customary closing conditions, including certain regulatory approvals and shareholder approvals. Unaudited Pro forma Combined Financial Statements as of March 31, 1997, for the three months ended March 31, 1997 and 1996, and for the three years ended December 31, 1996 are contained in Exhibit 99 to this document.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Stockholders was held on April 15, 1997.

  (b) Each of the persons named in the Proxy Statement as a nominee for Directors was elected.

  (c) The following are the voting results on each of the matters which were submitted to the stockholders:

                                                         Withheld
                                                             or     Broker
                                         For      Against  Abstain Non-Votes

Election of Directors
George B. Beitzel                  70,927,063             365,476
Phillip A. Griffiths               70,932,695             359,844
William R. Howell                  70,924,258             368,280
Vernon E. Jordan, Jr.              69,931,155           1,361,384
Hamish Maxwell                     70,909,268             383,271
Frank N. Newman                    70,934,349             358,189
N. J. Nicholas Jr.                 70,923,638             368,900
Russell E. Palmer                  70,927,606             364,933
Donald L. Staheli                  70,918,072             374,467
Patricia C. Stewart                70,889,767             402,772
George J. Vojta                    70,930,860             361,679
Paul A. Volcker                    70,926,127             366,412

Resolutions
 . To ratify the appointment of
  KPMG Peat Marwick LLP as
  independent auditor for 1997.    70,974,638    119,731   198,169

 . To approve the 1997 Stock
  Option and Stock Award Plan.     39,181,738 20,004,029 1,975,269  10,131,503

 . To limit the term of service
  of outside directors to no more
  than six years.                  3,262,580  56,816,791   850,693  10,362,474

 . To provide for cumulative
  voting in the election of
  directors.                      21,117,455  38,862,214   920,395  10,392,475

 . To submit a plan of merger by
  BTNY or any of its subsidiaries
  to shareholders for approval
  prior to approval by the Board
  of Directors.                     3,494,994 56,298,937 1,136,230 10,362,377

     The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated March 10, 1997 previously filed with the Commission and incorporated herein by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           (4) Instruments Defining the Rights of Security Holders, Including Indentures

                  (v) - The Corporation hereby agrees to furnish to the
                        Commission, upon request, a copy of any instru-ments defining the rights of security holders issued by Bankers Trust New York Corporation or its subsidiaries.

          (10) Material Contracts

                 iii(A) Management Contracts and Compensation Plans

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

          (99) Additional Exhibits

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed two reports on Form 8-K during the quarter ended March 31, 1997.

         - The report dated January 23, 1997, filed the Corporation's Press Release dated January 23, 1997, which announced earnings for the quarter and year ended December 31, 1996.

         - The report dated March 6, 1997, provided an update of information previously reported on Form 8-K dated November 20, 1996, which announced that the Corporation had appointed KPMG
           Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1997, and chose not to renew the engagement of Ernst & Young LLP, who served as the Corporation's independent auditors for the fiscal year ended December 31, 1996.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1997.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: RICHARD H. DANIEL
                                       Richard H. Daniel
                                       Vice Chairman and Controller
                                      (Principal Financial Officer)








                    BANKERS TRUST NEW YORK CORPORATION
                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1997

                               EXHIBIT INDEX




 (4) Instruments Defining the Rights of Security
      Holders, Including Indentures

       (v) -   Long-Term Debt Indentures                              (a)

(10) Material Contracts

       iii (a) Management Contracts and Compensation Plans

                 (1) Severance agreement with B.J. Kingdon

(12) Statement re Computation of Ratios

       (a) -   Computation of Consolidated Ratios of
               Earnings to Fixed Charges

       (b) -   Computation of Consolidated Ratios of
               Earnings to Combined Fixed Charges and
               Preferred Stock Dividend Requirements

(27) Financial Data Schedule

(99)   (i) Additional Exhibits

            (1) Pro Forma Combined Financial Statements
                as of March 31, 1997, for the three months ended March 31, 1997 and 1996 and for the three years ended December 31, 1996.



[FN]
(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust New York Corporation or its subsidiaries.