Form 10-Q
period 1997-06-30
BANKERS TRUST NEW YORK CORP
filed 1997-08-14
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1997
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1997: Common Stock, $1 par value, 78,395,130 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                          June 30, 1997 FORM 10-Q

                             TABLE OF CONTENTS

                                                                    Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended June 30, 1997 and 1996               2
              Six Months Ended June 30, 1997 and 1996                 3

            Consolidated Balance Sheet
              At June 30, 1997 and December 31, 1996                  4

            Consolidated Statement of Changes in Stockholders'
             Equity
               Six Months Ended June 30, 1997 and 1996                5

            Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1997 and 1996                 6

            Consolidated Schedule of Net Interest Revenue
              Three Months and Six Months Ended
               June 30, 1997 and 1996                                 7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Corporation's 1996 Annual Report as supplemented by the first quarter 1997 Form 10-Q.


  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                           38

SIGNATURE                                                            40

PART I. FINANCIAL INFORMATION


            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)



Increase
THREE MONTHS ENDED JUNE 30,                        1997     1996  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $1,694   $1,459      $ 235
  Interest expense                                1,379    1,216        163
Net interest revenue                                315      243         72
Provision for credit losses                           -        -          -
Net interest revenue after provision
 for credit losses                                  315      243         72
NONINTEREST REVENUE
  Trading                                           282      146        136
  Fiduciary and funds management                    234      198         36
  Corporate finance fees                            174      136         38
  Other fees and commissions                         91       82          9
  Net revenue from equity investment transactions     3       72        (69)
  Securities available for sale gains                68       25         43
  Insurance premiums                                 64       63          1
  Other                                              54       76        (22)
Total noninterest revenue                           970      798        172
NONINTEREST EXPENSES
  Salaries                                          232      202         30
  Incentive compensation and employee benefits      377      235        142
  Agency and other professional service fees         99       98          1
  Communication and data services                    45       47         (2)
  Occupancy, net                                     38       36          2
  Furniture and equipment                            49       41          8
  Travel and entertainment                           31       24          7
  Provision for policyholder benefits                72       78         (6)
  Other                                              85       64         21
Total noninterest expenses                        1,028      825        203
Income before income taxes                          257      216         41
Income taxes                                         76       65         11

NET INCOME                                       $  181   $  151       $ 30


NET INCOME APPLICABLE TO COMMON STOCK            $  169   $  137       $ 32

Cash dividends declared per common share          $1.00    $1.00         $-

EARNINGS PER COMMON SHARE:
  PRIMARY                                         $2.07    $1.67       $.40

  FULLY DILUTED                                   $2.05    $1.66       $.39

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)



Increase
SIX MONTHS ENDED JUNE 30,                          1997     1996  (Decrease)
NET INTEREST REVENUE
  Interest revenue                               $3,339   $3,049       $290
  Interest expense                                2,716    2,593        123
Net interest revenue                                623      456        167
Provision for credit losses                           -        5         (5)
Net interest revenue after provision
 for credit losses                                  623      451        172
NONINTEREST REVENUE
  Trading                                           561      393        168
  Fiduciary and funds management                    442      381         61
  Corporate finance fees                            314      222         92
  Other fees and commissions                        170      169          1
  Net revenue from equity investment transactions    47       93        (46)
  Securities available for sale gains                82       40         42
  Insurance premiums                                127      125          2
  Other                                              95      125        (30)
Total noninterest revenue                         1,838    1,548        290
NONINTEREST EXPENSES
  Salaries                                          469      403         66
  Incentive compensation and employee benefits      699      462        237
  Agency and other professional service fees        186      158         28
  Communication and data services                    90       93         (3)
  Occupancy, net                                     75       73          2
  Furniture and equipment                            99       82         17
  Travel and entertainment                           56       42         14
  Provision for policyholder benefits               140      150        (10)
  Other                                             149      123         26
Total noninterest expenses                        1,963    1,586        377
Income before income taxes                          498      413         85
Income taxes                                        148      124         24

NET INCOME                                         $350   $  289        $61


NET INCOME APPLICABLE TO COMMON STOCK              $325   $  260        $65

Cash dividends declared per common share          $2.00    $2.00         $-

EARNINGS PER COMMON SHARE:
  PRIMARY                                         $3.95    $3.19       $.76

  FULLY DILUTED                                   $3.93    $3.17       $.76

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)


                                                    June 30,December 31,
                                                       1997*       1996
ASSETS
Cash and due from banks                            $  1,730    $  1,543
Interest-bearing deposits with banks                  2,334       2,210
Federal funds sold                                    1,305       1,599
Securities purchased under resale
 agreements                                          25,754      17,986
Securities borrowed                                  12,794      16,676
Trading assets:
 Government securities                               12,270      16,745
 Corporate debt securities                            9,642       8,005
 Equity securities                                    8,018       6,048
 Swaps, options and other derivatives                10,824      11,410
 Other trading assets                                 8,328       6,711
Total trading assets                                 49,082      48,919
Securities available for sale                         7,478       7,920
Loans, net of allowance for credit losses
 of $767 at June 30, 1997 and $773 at
 December 31, 1996                                  18,939       15,053
Accounts receivable and accrued interest              3,431       3,003
Other assets                                          6,101       5,326
Total                                              $128,948    $120,235

LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                 $  3,046    $  2,600
  Foreign offices                                     1,439       1,013
Interest-bearing deposits
  Domestic offices                                   15,618       9,928
  Foreign offices                                    18,327      16,774
Total deposits                                       38,430      30,315
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                               4,949       7,652
  Equity securities                                   4,973       4,151
  Other trading liabilities                             401         325
 Swaps, options and other derivatives                11,064      11,585
Total trading liabilities                            21,387      23,713
Securities sold under repurchase agreements          22,550      23,000
Other short-term borrowings                          19,398      19,395
Accounts payable and accrued expenses                 5,088       3,656
Other liabilities, including allowance for
 credit losses of $206 at June 30, 1997
 and $200 at December 31, 1996                        4,192       2,833
Long-term debt not included in risk-based capital     8,268       8,533
Long-term debt included in risk-based capital         2,939       2,576
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                       1,470         730
Total liabilities                                   123,722     114,751

PREFERRED STOCK OF SUBSIDIARY                             -         250

STOCKHOLDERS' EQUITY
Preferred stock                                         703         810
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 83,678,973 shares                               84          84
Capital surplus                                       1,352       1,339
Retained earnings                                     3,588       3,462
Common stock in treasury, at cost: 1997, 6,011,773 shares;
 1996, 4,435,226 shares                                (513)       (372)
Other stockholders' equity                               12         (89)
Total stockholders' equity                            5,226       5,234
Total                                              $128,948    $120,235

* Unaudited

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                              1997        1996
PREFERRED STOCK
Balance, January 1                                   $  810      $  865
Preferred stock issued                                    -           1
Preferred stock redeemed                               (100)          -
Preferred stock repurchased                              (7)          -
Balance, June 30                                       703          866
COMMON STOCK
Balance, January 1 and June 30                          84           84
CAPITAL SURPLUS
Balance, January 1                                    1,339       1,302
Common stock distributed under employee
 benefit plans                                           13           6
Balance, June 30                                      1,352       1,308
RETAINED EARNINGS
Balance, January 1                                    3,462       3,316
Net income                                              350         289
Cash dividends declared
  Preferred stock                                       (26)        (29)
  Common stock                                         (156)       (159)
Treasury stock distributed under employee benefit plans (42)        (24)
Balance, June 30                                      3,588       3,393
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (372)       (336)
Purchases of stock                                     (274)        (38)
Restricted stock granted (cancelled), net               (17)         19
Treasury stock distributed under employee benefit plans 150          82
Balance, June 30                                       (513)       (273)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                      526         233
Deferred stock awards granted (cancelled), net           61          63
Deferred stock distributed                              (18)         (1)
Balance, June 30                                        569         295
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (308)       (151)
Deferred stock awards (granted) cancelled, net          (61)        (62)
Restricted stock (granted) cancelled, net                16         (19)
Amortization of deferred compensation, net              125          82
Balance, June 30                                       (228)       (150)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (364)       (348)
Translation adjustments                                  26         (27)
Income taxes applicable to translation adjustments      (23)         18
Balance, June 30                                       (361)       (357)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                       57          19
Change in unrealized net gains, after applicable
 income taxes and minority interest                     (25)        (18)
Balance, June 30                                         32           1

TOTAL STOCKHOLDERS' EQUITY, JUNE 30                  $5,226      $5,167

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                             1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $   350    $    289
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for credit losses                             -           5
  Provision for policyholder benefits                   140         150
  Deferred income taxes                                 (58)        100
  Depreciation and other amortization
   and accretion                                        177         125
  Other, net                                             77         (56)
    Earnings adjusted for noncash charges and credits   686         613
Net change in:
  Trading assets                                        439       3,776
  Trading liabilities                                (2,117)       (248)
  Receivables and payables from securities
   transactions                                         741       1,287
  Other operating assets and liabilities, net           995         356
Securities available for sale gains                     (82)        (40)
Net cash provided by operating activities               662       5,744
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                 (136)        (79)
  Federal funds sold                                    294         489
  Securities purchased under resale agreements       (7,768)    (11,972)
  Securities borrowed                                 3,882      (2,422)
  Loans                                              (3,982)     (1,504)
Securities available for sale:
  Purchases                                          (2,836)     (2,918)
  Maturities and other redemptions                    1,897       1,823
  Sales                                                 237         260
Acquisitions of premises and equipment                 (116)        (86)
Other, net                                              140         106
Net cash used in investing activities                (8,388)    (16,303)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                            7,916        (517)
  Securities sold under repurchase agreements          (423)      9,024
  Other short-term borrowings                           254        (126)
Issuances of long-term debt*                          3,221       2,018
Repayments of long-term debt                         (2,311)       (363)
Redemptions of preferred stock of subsidiary           (250)          -
Redemptions and repurchases of preferred stock         (107)          -
Purchases of treasury stock                            (274)        (38)
Cash dividends paid                                    (183)       (188)
Other, net                                               89          63
Net cash provided by financing activities             7,932       9,873
Net effect of exchange rate changes on cash             (19)         12
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      187        (674)
Cash and due from banks, beginning of period          1,543       2,337
Cash and due from banks, end of period              $ 1,730     $ 1,663

Interest paid                                        $2,515      $2,624

Income taxes paid, net                                  $47        $133

Noncash investing activities                            $86         $50

Noncash financing activities:
  Conversion of debt to preferred stock                  $-          $1

* Includes $740 million at June 30, 1997, related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital.
Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)


                                          Three Months Ended Six Months Ended
                                               June 30,          June 30,
                                           1997      1996      1997     1996

INTEREST REVENUE
Interest-bearing deposits with banks     $   82    $   40    $  147   $   83
Federal funds sold                           61        31       110       59
Securities purchased under
 resale agreements                          314       275       644      469
Securities borrowed                         175       241       357      466
Trading assets                              647       517     1,245    1,289
Securities available for sale
  Taxable                                    96       110       206      200
  Exempt from federal income taxes            6         5        16       12
Loans                                       313       240       614      471
Total interest revenue                    1,694     1,459     3,339    3,049
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                          200        84       346      172
  Foreign offices                           259       216       509      463
Trading liabilities                         125       135       276      461
Securities sold under repurchase agreements 328       400       661      708
Other short-term borrowings                 275       237       563      508
Long-term debt                              162       144       307      281
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital              30         -        54        -
Total interest expense                    1,379     1,216     2,716    2,593
NET INTEREST REVENUE                     $  315    $  243    $  623   $  456

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $181 million for the three months ended June 30, 1997, or $2.05 fully diluted earnings per share. In the second quarter of 1996, the Corporation earned $151 million, or $1.66 fully diluted earnings per share.

     For the first six months of 1997, the Corporation earned $350 million, or $3.93 fully diluted earnings per share. For the first six months of 1996, the Corporation earned $289 million, or $3.17 fully diluted earnings per share.



ORGANIZATIONAL UNIT RESULTS

     Organizational Unit business results are determined based on the Corporation's internal management accounting process, which allocates revenue and expenses among the organizational units. Because the Corporation's business is diverse in nature and its operations are integrated, it is impractical to segregate respective contributions of the organizational units with precision. As a result, estimates and judgments have been made to apportion revenue and expense items. In addition, certain revenue and expenses have been segregated and reported in Corporate/Other because, in the opinion of management, they could not be reasonably allocated or because their contributions to a particular organizational unit would be distortive. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way management views its business and is not necessarily comparable with similar information disclosed by other financial institutions. In order to provide comparability from one period to the next, the Corporation will generally restate this analysis to conform with material changes in the allocation process and/or significant changes in organizational structure.

     The following tables present the results by Organizational Units:


                                               Total Non-    Pretax      Net
Three Months Ended June 30, 1997     Total Net   interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                      $  353    $  193      $160     $113
Risk Management Services                   107        97        10        7
Trading & Sales                            168        84        84       59
Investment Management                       87        75        12        8
Client Processing Services                 208       182        26       18
Australia/New Zealand                      132        99        33       23
Asia                                        11        31       (20)     (14)
Latin America                              172       117        55       39
Corporate/Other                             47       150      (103)     (72)
Total                                   $1,285    $1,028      $257     $181


                                               Total Non-    Pretax      Net
Three Months Ended June 30, 1996     Total Net   interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                        $281      $132      $149     $104
Risk Management Services                    38        64       (26)     (18)
Trading & Sales                             84        59        25       17
Investment Management                       75        70         5        4
Client Processing Services                 197       169        28       20
Australia/New Zealand                      114        67        47       33
Asia                                        36        26        10        7
Latin America                              166       118        48       33
Corporate/Other                             50       120       (70)     (49)
Total                                   $1,041      $825      $216     $151

                                               Total Non-    Pretax      Net
Six Months Ended June 30, 1997       Total Net   interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                      $  656    $  358      $298     $209
Risk Management Services                   212       186        26       18
Trading & Sales                            302       157       145      102
Investment Management                      172       147        25       17
Client Processing Services                 404       360        44       31
Australia/New Zealand                      261       180        81       57
Asia                                        51        60        (9)      (6)
Latin America                              315       227        88       62
Corporate/Other                             88       288      (200)    (140)
Total                                   $2,461    $1,963      $498     $350

                                               Total Non-    Pretax      Net
Six Months Ended June 30, 1996       Total Net   interest   Income/  Income/
(in millions)                           Revenue  Expenses    (Loss)   (Loss)
Investment Banking                      $  508    $  241     $ 267     $186
Risk Management Services                   101       133       (32)     (22)
Trading & Sales                            174       115        59       41
Investment Management                      148       139         9        7
Client Processing Services                 379       325        54       38
Australia/New Zealand                      212       131        81       57
Asia                                        69        52        17       12
Latin America                              302       226        76       53
Corporate/Other                            106       224      (118)     (83)
Total                                   $1,999    $1,586     $ 413     $289


     The Investment Banking business contributed net income of $113 million in the second quarter, up from $104 million a year ago. The increase from the prior year period reflected higher corporate finance income offset partly by higher personnel-related costs. Revenue from private equity investments declined from the high level of the second quarter of 1996.
For the first six months of 1997, net income was $209 million versus $186 million for the first six months of 1996. The year-over-year increase resulted primarily from higher corporate finance income.

     Risk Management Services recorded net income of $7 million in the second quarter of 1997, up $25 million from the second quarter of 1996.
Net income was $18 million in the first half of 1997 compared to a net loss of $22 million in the first half of 1996. The prior year periods reflected losses incurred in the commodity derivatives books when copper prices dropped sharply. Beginning in 1997, the responsibility for managing the metals and mining commodities book was transferred to Australia/NZ.

     Net income from the Trading & Sales business, at $59 million, was up $42 million from the second quarter of 1996. Net income was $102 million for the first six months of 1997 compared to $41 million for the prior year period. The current quarter and year-to-date improvement was largely due to strong arbitrage activities as compared to the prior year periods.

     The Corporation's Investment Management business, which for reporting purposes does not include funds management activities in Australia/NZ, reported net income of $8 million for the current quarter, up $4 million from the 1996 comparable period. Net income was $17 million in the first half of 1997, up $10 million from the first half of 1996. Improved performance fees contributed to the increase from the prior year quarter and the first six months of 1996. At June 30, 1997, assets under management in this organizational unit were approximately $242 billion, compared to $191 billion at June 30, 1996.

     Client Processing Services contributed $18 million of net income in the second quarter of 1997, down $2 million from the 1996 second quarter. Revenues of $208 million were up $11 million from the second quarter of 1996. The decline in net income from the year ago quarter reflected higher personnel-related costs and technology costs. Net income was $31 million in the first half of 1997 compared with $38 million in the first half of 1996.

     Net income of the Australia/NZ business was $23 million in the second quarter of 1997, down $10 million from the second quarter of 1996. The decrease from the prior year quarter was primarily due to higher personnel-related costs as a result of increased staff levels offset in part by improved revenues from trading activities and fiduciary and funds management. At June 30, 1997, assets under management in Australia/NZ's investment management business were approximately $28 billion, compared to $24 billion at June 30, 1996. Net income for the first six months of 1997 was $57 million, even with the first six months of 1996.

     Asia net loss was $14 million in the second quarter of 1997 compared to net income of $7 million in the second quarter of 1996. Thailand is currently experiencing a significant reduction in its economic growth and the Thai stock market has experienced a steep decline. As a result, the Corporation recognized a decline in value of its unconsolidated investment in a Thai finance company. Partially offsetting this decline, the Corporation recognized trading gains from favorable Thai baht currency positions. The combined effect of these factors in Thailand resulted in a pre-tax net loss of $22 million. For the first six months of 1997, the Asia organizational unit incurred a net loss of $6 million compared to net income of $12 million in the prior year period. The decrease from the prior year period resulted from the losses incurred in Thailand as previously mentioned.

     Latin America net income was $39 million in the second quarter of 1997, up $6 million from the second quarter of 1996. A pre-tax gain of $22 million ($15 million after-tax) was recorded during the current quarter resulting from the completion of the first stage of the sale of 50% of the Corporation's stake in Consorcio, the largest life insurance and annuity firm in Chile. The prior year's quarter included a $31 million pre-tax gain on the sale of Compensa, which was the smaller of the Corporation's Chilean insurance subsidiaries. Net income for the first half of 1997 was $62 million compared to $53 million in the first half of 1996.

     Corporate/Other net loss was $72 million in the second quarter of 1997, compared with a net loss of $49 million in the second quarter of 1996. For the first six months of 1997, this unit incurred a net loss of $140 million versus a net loss of $83 million in the prior year period. The first half of 1997 included the effects of increased incentive compensation and employee benefits and consulting expenses associated with several strategic and infrastructure improvement projects. The prior year period included higher levels of legal and professional fees.

REVENUE

                           Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                          Three Months Ended Six Months Ended
                                               June 30,            June 30,
                                          1997      1996      1997     1996
NET INTEREST REVENUE (in millions)
Book basis                                $315      $243      $623     $456
Tax equivalent adjustment                    6         4        13        8
Fully taxable basis                       $321      $247      $636     $464

AVERAGE BALANCES (in millions)
Interest-earning assets                $99,985   $91,002   $97,870  $88,289
Interest-bearing liabilities            97,883    86,702    94,662   84,807
Earning assets financed by
 noninterest-bearing funds             $ 2,102   $ 4,300   $ 3,208  $ 3,482

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets          6.82%     6.47%     6.91%    6.96%
Cost of interest-bearing liabilities      5.65      5.64      5.79     6.15
Interest rate spread                      1.17       .83      1.12      .81
Contribution of noninterest-bearing
 funds                                     .12       .26       .19      .25
Net interest margin                       1.29%     1.09%     1.31%    1.06%


     Net interest revenue for the second quarter of 1997 totaled $315 million, up $72 million, or 30 percent, from the second quarter of 1996. The $72 million increase in net interest revenue was primarily due to an $84 million increase in trading-related net interest revenue, which totaled $148 million for the second quarter of 1997. Nontrading-related net interest revenue totaled $167 million for the second quarter of 1997 versus $179 million for the comparable period in 1996.

     Net interest revenue was $623 million for the first six months of 1997, up $167 million, or 37 percent from the first half of 1996.
Nontrading-related net interest revenue totaled $341 million for the first six months of 1997 versus $362 million for the comparable period in 1996.

     In the second quarter of 1997, the interest rate spread was 1.17 percent compared to .83 percent in the prior year period. Net interest margin increased to 1.29 percent from 1.09 percent. The yield on interest earning assets rose by 35 basis points and the cost of interest-bearing liabilities was essentially flat. Average interest-earning assets totaled $100.0 billion for the second quarter of 1997, up $9.0 billion from the same period in 1996. The increase was primarily attributable to growth in the loan portfolio.

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

     Combined trading revenue and trading-related net interest revenue for the second quarter of 1997 totaled $430 million, up $220 million from the second quarter of 1996. Combined trading revenue and trading-related net interest revenue for the first six months of 1997 was $843 million, up $356 million from the $487 million reported in the first half of 1996.

     The table below presents the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                          Trading-
                                                          Related
                                                              Net
                                                 Trading Interest
(in millions)                                    Revenue  Revenue      Total
Quarter ended June 30, 1997
Interest rate risk                                $168     $154       $322
Foreign exchange risk                               48        -         48
Equity and commodity risk                           66       (6)        60
Total                                             $282     $148       $430

Quarter ended June 30, 1996
Interest rate risk                                $ 75      $59       $134
Foreign exchange risk                               63        -         63
Equity and commodity risk                            8        5         13
Total                                             $146      $64       $210

Six Months ended June 30, 1997
Interest rate risk                                $339     $302       $641
Foreign exchange risk                               86        -         86
Equity and commodity risk                          136      (20)       116
Total                                             $561     $282       $843

Six Months ended June 30, 1996
Interest rate risk                                $233     $111       $344
Foreign exchange risk                               80        -         80
Equity and commodity risk                           80      (17)        63
Total                                             $393     $ 94       $487

                Second Quarter 1997 vs. Second Quarter 1996

     Interest Rate Risk - The increase in revenue was primarily due to strong results in the bond market and increased activity in foreign markets including Europe, Australia and New Zealand.

     Foreign Exchange Risk - Foreign exchange revenue decreased from the same period last year principally due to a decline in revenue from activities in Australia.

     Equity and Commodity Risk - Total trading and trading-related net interest revenue increased from the same period last year. The prior year period reflected losses incurred in the commodity derivatives books when copper prices dropped sharply.

                    Six Months 1997 vs. Six Months 1996

     Interest Rate Risk - The increase in revenue was principally due to strong results in the bond market, increased flow of client trading services and increased revenue from proprietary trading activities. Improved performance in Asia, Australia and New Zealand also contributed to the increase.

     Foreign Exchange Risk - Foreign exchange risk revenue increased compared to the same period last year principally due to improved revenues from proprietary and customer activities.

     Equity and Commodity Risk - The increase in total trading and trading related revenue as compared to the same period last year is principally due to strong revenue from precious metals in the first half of 1997 and nonrecurring losses in commodity derivatives in first half of 1996.


                  Noninterest Revenue (Excluding Trading)

                Second Quarter 1997 vs. Second Quarter 1996

     Fiduciary and funds management revenue was $234 million in the second quarter of 1997 up $36 million from the prior year period. Client processing services, funds management and global private banking commissions contributed to this increase.

     Corporate finance fees increased 28 percent from the $136 million earned in the second quarter of 1996 primarily due to higher fees for arranging financings, merger and acquisition fees and loan syndication fees.

     The Corporation's private equity investment activities largely contributed to the changes in securities available for sale gains (up $43 million) and net revenue from equity investment transactions (down $69 million).

                    Six Months 1997 vs. Six Months 1996

     Fiduciary and funds management fees of $442 million increased $61 million from the first six months of 1996. Higher revenue from funds management, client processing services and global private banking commissions were the primary contributors to this increase.

     Corporate finance fees totaled $314 million for the first half of 1997, up $92 million from the prior year period, primarily due to higher fees for arranging financings, merger and acquisition fees and loan syndication fees.

     The Corporation's private equity investment activities largely contributed to the changes in securities available for sale gains (up $42 million) and net revenue from equity investment transactions (down $46 million).


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

     No provision for credit losses was required for the current or prior year's second quarter. Net charge-offs for the second quarter were $2 million, compared with $15 million a year ago.

     In accordance with the American Institute of Certified Public Accountant's Banks and Savings Institutions Audit and Accounting Guide, the Corporation has allocated its total allowance for credit losses as follows:
$767 million as a reduction of loans, and $206 million as other liabilities related to other credit-related items. The Corporation continues to believe that the total allowance for credit losses is available for credit losses in its entire portfolio, which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Due to a multitude of complex and changing factors that are collectively weighed in determining the adequacy of the allowance for credit losses, management expects that the allocation of the total allowance for credit losses may be adjusted as risk factors change. Prior period amounts have not been restated.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                            Quarter Ended    Six Months Ended
                                               June 30,          June 30,
Allowance for credit losses               1997      1996      1997     1996

Balance, beginning of period              $958      $987      $973     $992
Net charge-offs
  Charge-offs                                3        21        36       49
  Recoveries                                 1         6        19       24
Total net charge-offs(1)                     2        15        17       25
Provision for credit losses                  -         -         -        5
Allowance related to acquisition
 of an affiliate                            17         -        17        -
Balance, end of period(2)                 $973      $972      $973     $972

(1) Components of Net Charge-offs:
      Secured by real estate              $  2       $ -      $  1      $ 1
      Real estate related                    -         -         -        4
      Highly leveraged                       -         3        16       23
      Other                                  1        13         1        1
      Refinancing country                   (1)       (1)       (1)      (4)
Total                                     $  2       $15      $ 17      $25

(2) Allocation:
      Loans                                                   $767
      Other Liabilities                                        206
      Balance, end of period                                  $973


     The allowance for credit losses that has been allocated to loans, was $767 million at June 30, 1997 compared to $773 million at December 31, 1996. The allowance was equal to 251 percent and 171 percent of total cash basis loans at June 30, 1997 and December 31, 1996, respectively. These ratios were computed using the amounts that were allocated to loans.

     Impaired loans under SFAS 114, which consisted of total cash basis loans and renegotiated loans, were $342 million and $489 million at June 30, 1997 and December 31, 1996, respectively. Included in these amounts were $128 million and $227 million of loans which required a valuation allowance of $31 million and $57 million at those same dates, respectively.

EXPENSES

                Second Quarter 1997 vs. Second Quarter 1996

     Total noninterest expenses of $1.028 billion increased by $203 million, or 25 percent, from the second quarter of 1996. Salaries expense increased $30 million, or 15 percent, principally due to a 7 percent increase in the average number of employees and to annual pay increases. Incentive compensation and employee benefits, the largest component of noninterest expenses, increased $142 million due to higher profitability and the increase in the average number of employees.


                    Six Months 1997 vs. Six Months 1996

     Total noninterest expenses of $1.963 billion increased by $377 million for the first six months of 1997. Salaries expense increased $66 million, or 16 percent, due to an increase in the average number of employees and to annual pay increases. Incentive compensation and employee benefits increased $237 million due to higher profitability and an increase in the average number of employees.


INCOME TAXES

     Income tax expense for the second quarter of 1997 amounted to $76 million, compared with $65 million for the second quarter of 1996. For the first six months of 1997, income tax expense was $148 million compared with $124 million in the first half of 1996. The effective tax rate was 30 percent for both the current quarter and six months ended June 30, 1997 as well as the prior year quarter and six months ended June 30, 1996.



EARNINGS PER COMMON SHARE

     Primary and fully diluted earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at earnings applicable to common stock and dividing this amount by the average number of common and common equivalent shares outstanding during the period.

     For both primary and fully diluted earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Under this method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price, if it is higher than the average market price. At no time during the three month and six month periods ended June 30, 1997 and 1996 did the Corporation have outstanding any securities which were convertible into the Parent Company's common stock.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):

                                          Three Months Ended Six Months Ended
                                              June 30,           June 30,
                                           1997      1996      1997     1996

Net income applicable to common stock      $169      $137      $325     $260

Average number of common shares
  outstanding                            76.136    77.832    76.574   77.664

Average common and common equivalent shares
 outstanding - primary                   81.585    81.900    82.181   81.398

Average common and common equivalent shares
 outstanding assuming full dilution      82.403    82.351    82.647   81.956

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                             CONDENSED AVERAGE BALANCE SHEETS
                                                            (in millions)
                                                  2nd Qtr  1st Qtr  4th Qtr
                                                  1997     1997      1996

ASSETS
  Interest-earning
    Interest-bearing deposits with banks       $  4,330 $  3,396  $  3,545
    Federal funds sold                            4,313    3,702     1,990
    Securities purchased under resale
     agreements                                  23,395   22,120    22,380
    Securities borrowed                          14,092   14,712    15,447
    Trading assets                               27,955   28,022    31,427
    Securities available for sale
      Taxable                                     6,571    6,988     6,777
      Exempt from federal income taxes            1,136    1,148     1,077
        Total securities available for sale       7,707    8,136     7,854
    Loans
      Domestic offices                            8,891    8,207     8,172
      Foreign offices                             9,302    7,437     7,032
        Total loans                              18,193   15,644    15,204
    Total interest-earning assets                99,985   95,732    97,847
  Noninterest-earning
    Cash and due from banks                       1,573    1,302     1,378
    Noninterest-earning trading assets           20,151   18,960    17,700
    All other assets                              8,940    8,386     8,409
    Allowance for credit losses                    (770)    (802)     (988)
Total                                          $129,879 $123,578  $124,346

LIABILITIES
  Interest-bearing
    Interest-bearing deposits
      Domestic offices                         $ 14,690 $ 11,748  $  8,738
      Foreign offices                            20,218   19,661    18,812
        Total interest-bearing deposits          34,908   31,409    27,550
    Trading liabilities                           4,616    6,103     9,687
    Securities sold under repurchase agreements  25,035   22,341    25,750
    Other short-term borrowings                  20,790   19,188    18,852
    Long-term debt                               11,064   11,169    11,173
    Mandatorily redeemable capital securities
     of subsidiary trusts holding solely junior
     subordinated deferrable interest debentures  1,470    1,195       165
      Total interest-bearing liabilities         97,883   91,405    93,177
  Noninterest-bearing
    Noninterest-bearing deposits                  3,003    3,152     3,518
    Noninterest-bearing trading liabilities      16,230   16,920    15,725
    All other liabilities                         7,604    6,715     6,352
      Total liabilities                         124,720  118,192   118,772

PREFERRED STOCK OF SUBSIDIARY                         -      182       250

STOCKHOLDERS' EQUITY
  Preferred stock                                   704      773       815
  Common stockholders' equity                     4,455    4,431     4,509
Total stockholders' equity                        5,159    5,204     5,324
Total                                          $129,879 $123,578  $124,346

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows.


                                             June 30,  March 31, December 31,
(in millions)                                    1997      1997        1996

Fair value                                     $7,478    $7,986      $7,920
Amortized cost                                  7,334     7,854       7,755
Excess of fair value over
 amortized cost *                              $  144    $  132      $  165

* Components:
    Unrealized gains                             $195      $210        $245
    Unrealized losses                            (51)      (78)         (80)
                                                 $144      $132        $165


                              Long-term Debt

     The larger of long-term debt issuances and maturities/redemptions which occurred during the second quarter of 1997 are as follows (in millions):


                                                       Face Amount
                                                             Maturities/
                                                   Issuances Redemptions
Parent Company
Floating Rate Notes due March 2000                                  $250


Bankers Trust Company
Redeemable Preference Securities due
 April 1997 and April 2000                                          $333
Floating Rate Notes due May 2002                        $239
Floating Rate Notes due June 2007                       $118

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                            At June 30,      Average During
                                                1997           2nd Qtr.1997
                                                 (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)

OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                       $ 15,039  $(14,075)$ 15,215  $(13,923)
Interest Rate Contracts
  Forwards                                  54       (64)      43       (47)
  Options purchased                      1,098              1,056
  Options written                                 (1,201)            (1,183)
Foreign Exchange Rate Contracts
  Spot and Forwards                     10,850   (11,061)  12,863   (14,021)
  Options purchased                        977                921
  Options written                                   (965)              (950)
Equity-related contracts                 3,108    (4,092)   2,925    (3,311)
Commodity-related and other contracts      570      (606)     588      (648)

Exchange-Traded Options
Interest Rate                                6        (3)      18       (13)
Equity                                     276      (151)     246      (133)
Total Gross Fair Values                 31,978   (32,218)  33,875   (34,229)
Impact of Netting Agreements           (21,154)   21,154  (22,246)    22,246

                                      $ 10,824(1)         $11,629

                                                $(11,064)(1)      $(11,983)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                           At December 31,     AverageDuring
                                                1996           4th Qtr. 1996
                                                  (Liabi-            (Liabi-
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

     Total net end-user derivative unrealized losses were $108 million at June 30, 1997 compared with an unrealized gain of $54 million at December 31, 1996. The $162 million decrease during the first half of 1997 was primarily due to increases in long-term interest rates.

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



                                                  Other        Net invest-
                                                   short-      ments in
            Securities                Interest-    term   Long- foreign
(in millions)available          Other  bearing    borrow- term   subsi-
June 30, 1997 for sale   Loans assets deposits     ings   debt(1)diaries Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain$  1   $  -     $-     $ 44     $ 11 $ 193       $- $ 249
   Unrealized (Loss) -    (26)     -      (41)     (16)  (96)       -  (179)
  Pay Variable Net  1     (26)     -        3       (5)   97        -    70
  Pay Fixed
   Unrealized Gain  4       -      -       17        -     8        -    29
   Unrealized
    (Loss)        (28)      -      -      (42)      (1)  (56)       -  (127)
  Pay Fixed Net   (24)      -      -      (25)      (1)  (48)       -   (98)
  Total Unrealized
   Gain             5       -      -       61       11   201        -   278
  Total Unrealized
   (Loss)         (28)    (26)     -      (83)     (17) (152)       -  (306)
  Total Net      $(23)   $(26)    $-     $(22)    $ (6)$  49       $- $ (28)

Forward Rate Agreements
  Unrealized Gain  $-      $-     $-      $ 1       $-    $-       $-   $ 1
  Unrealized (Loss) -       -      -       (1)       -     -        -    (1)
  Net              $-      $-     $-      $ -       $-    $-       $-   $ -

Currency Swaps and Forwards
  Unrealized Gain $ -      $-     $1      $ -      $ 4 $  54     $ 40 $  99
  Unrealized (Loss)(5)      -      -       (1)      (6) (109)     (46) (167)
  Net             $(5)     $-     $1      $(1)     $(2)$ (55)    $ (6)_$ (68)

Other Contracts (2)
  Unrealized Gain$  4      $-    $ -       $-       $-    $-       $-  $  4
  Unrealized
   (Loss)         (10)     -     (6)       -        -     -        -   (16)
  Net            $ (6)     $-    $(6)      $-       $-    $-       $-  $(12)

Total Unrealized
 Gain            $  9    $  -    $ 1     $ 62      $15 $ 255     $ 40 $ 382
Total Unrealized
 (Loss)           (43)    (26)    (6)     (85)     (23) (261)     (46) (490)
Total Net        $(34)   $(26)   $(5)    $(23)    $ (8)$  (6)    $ (6)$(108)

(1) Includes trust preferred capital securities.
(2) Other contracts are principally equity swaps and collars.


                                                   Other       Net invest-
                                                  short-         ments in
            Securities                Interest-   term   Long-  foreign
(in millions)available          Other  bearing  borrow-   term    subsi-
Dec 31, 1996for sale   Loans   assets deposits    ings  debt(1) diaries Total
Interest Rate Swaps
  Pay Variable
   Unrealized Gain$  1    $ -     $-     $ 62      $ 7  $198       $- $ 268
   Unrealized (Loss)-     (14)     -      (23)      (6)  (93)       -  (136)
  Pay Variable Net  1     (14)     -       39        1   105        -   132
  Pay Fixed
   Unrealized Gain  3       -      -       13        -     1        -    17
   Unrealized
   (Loss)         (50)     (9)     -      (45)      (1)  (28)       -  (133)
  Pay Fixed Net   (47)     (9)     -      (32)      (1)  (27)       -  (116)
  Total Unrealized
   Gain             4       -      -       75        7   199        -   285
  Total Unrealized
   (Loss)         (50)    (23)     -      (68)      (7) (121)       -  (269)
  Total Net      $(46)   $(23)    $-     $  7      $ -  $ 78       $- $  16

Forward Rate Agreements
  Unrealized Gain  $-      $-     $-      $ 1       $-    $-       $-   $ 1
  Unrealized (Loss) -       -      -       (1)       -     -        -    (1)
  Net              $-      $-     $-      $ -       $-    $-       $-   $ -

Currency Swaps and Forwards
  Unrealized Gain  $-      $-     $1      $27       $-  $ 53     $ 42  $123
  Unrealized (Loss) -       -      -       (3)       -   (18)     (41)  (62)
  Net              $-      $-     $1      $24       $-  $ 35     $  1  $ 61

Other Contracts (2)
  Unrealized Gain$  -      $-   $  -       $-       $-    $-       $-  $  -
  Unrealized
   (Loss)         (19)      -     (4)       -        -     -        -   (23)
  Net            $(19)     $-    $(4)      $-       $-    $-       $-  $(23)

Total Unrealized
 Gain            $  4      $-   $  1     $103      $ 7  $252     $ 42 $ 409
Total Unrealized
 (Loss)           (69)    (23)    (4)     (72)      (7) (139)     (41) (355)
Total Net        $(65)   $(23)   $(3)    $ 31      $ -  $113     $  1 $  54

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

At June 30, 1997
Notional
Amount               Paying Variable                    Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional

1997            $22,963    5.68%    5.67%  $1,552    5.46%    5.82% $24,515

1998-1999        17,026    5.98     5.75    4,199     4.95    5.82   21,225

2000-2001         5,350    6.76     5.93    1,176     3.61    4.94    6,526

2002 and thereafter 8,506  6.85     5.78    1,253     6.10    7.09    9,759
Total           $53,845                    $8,180                   $62,025

All rates were those in effect at June 30, 1997. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



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

     Based on their respective regulatory capital ratios as of June 30, 1997, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the regulations issued by the FRB and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, as applicable.

     The Corporation's and BTCo's ratios are presented in the table below. The ratios for December 31, 1996 have not been restated for the adoption of the market risk amendment.


                                                            FRB
                                                          Minimum To Be Well
                                    Actual     Actual       for  Capitalized
                                     as of     as of      Capital      Under
                                   June 30,   December 31,Adequacy Regulatory
                                     1997       1996     Purposes Guidelines

Tier 1 Capital
  Corporation                        8.2%       8.7%         4.0%       6.0%
  BTCo                               9.0%       9.3%         4.0%       6.0%

Total Capital
  Corporation                       14.4%      13.7%         8.0%      10.0%
  BTCo                              12.4%      12.9%         8.0%      10.0%

Leverage
  Corporation                        4.4%       5.5%      3.0%(1)    3.0%(1)
  BTCo                               5.3%       5.3%      3.0%(1)       5.0%

(1) These minimum levels for the Leverage ratio may be set 100 to 200 basis points higher depending upon other regulatory criteria.

     The following are the essential components of the Corporation's and BTCo's risk-based capital ratios. The December 31, 1996 balances have not been restated for the adoption of the market risk amendment.


                                                Actual as of Actual as of
                                                  June 30,    December 31,
(in millions)                                         1997        1996

Corporation
  Tier 1 Capital                                      $5,618      $5,326
  Tier 2 Capital                                       3,730       3,004
  Tier 3 Capital                                         517           -
  Total Capital                                       $9,865      $8,330

  Total risk-weighted assets                         $68,730     $60,990

BTCo
  Tier 1 Capital                                      $5,247      $4,869
  Tier 2 Capital                                       2,031       1,900
  Total Capital                                       $7,278      $6,769

Total risk-weighted assets                           $58,591     $52,484


     Comparing June 30, 1997 to December 31, 1996, the Corporation's Tier 1 Capital ratio declined 50 basis points due to an increase in risk-weighted assets partially offset by an increase in Tier 1 Capital. The Corporation's risk-weighted assets at June 30, 1997 were $7.7 billion higher than at year-end 1996 while its Tier 1 Capital was $292 million higher. The Total Capital ratio of the Corporation increased 70 basis points due to the issuance of trust preferred capital securities and the addition of BT Securities Corporation's subordinated debt as a component of Total Capital (as Tier 3 Capital in accordance with the market risk amendment), offset by the $7.7 billion increase in risk-weighted assets.

     With the adoption of the market risk amendment as of March 31, 1997, the Corporation's Leverage ratio decreased 110 basis points as BT
Securities Corporation's average assets and capital were included in this calculation for the first time.

     BTCo's Tier 1 Capital and Total Capital ratios decreased by 30 basis points and 50 basis points, respectively, as a result of a $6.1 billion increase in risk-weighted assets, partially offset by an increase to Tier 1 and Total Capital of $378 million and $509 million, respectively.
BTCo's Leverage ratio was unchanged as the increase in the quarterly average assets was offset by the increase in Tier 1 Capital.

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

     Most of the Corporation's assets are highly liquid and of high credit quality. The Corporation maintains excess liquidity through its base of liquid assets. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading assets are marked to market daily and primarily consist of swaps, options and other derivative contracts, foreign government securities, corporate debt securities, U.S. government and agency securities, and equity securities. The Corporation's liquid assets amounted to $100.5 billion as of June 30, 1997, $97.1 billion as of March 31, 1997 and $96.9 billion as of December 31, 1996, which equaled 77 percent, 78 percent, and 80 percent of gross total assets at those dates respectively.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 6.

     Cash and due from banks increased by $187 million during the first six months of 1997 as the sum of the net cash provided by financing activities and operating activities exceeded the net cash used in investing activities. The increase in cash provided by financing activities was primarily due to the net changes in deposits ($7.9 billion) and the issuance of long-term debt ($3.2 billion), partially offset by repayments of long-term debt ($2.3 billion). Within net cash provided by operating activities, cash inflows from other operating assets and liabilities, net ($1.0 billion), net changes in receivables and payables from securities transactions ($741 million) and net changes in trading assets ($439 million), was mostly offset by cash outflows from net changes in trading liabilities ($2.1 billion). The $8.4 billion of net cash used in investing activities was primarily the result of cash outflows from the net changes in securities purchased under resale agreements ($7.8 billion) and loans ($4.0 billion) and from purchases of securities available for sale ($2.8 billion), partially offset by cash inflows from the net change in securities borrowed ($3.9 billion) and maturities and other redemptions of securities available for sale ($1.9 billion).

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

                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at June 30, 1997 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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


By Repricing Interval                                           Non-
                                                            interest-
                               Within    1 - 5      After   bearing
(in billions) June 30, 1997    1 year     years  5 years      funds    Total
Assets                        $ 92.0     $ 4.0     $ 3.1    $ 29.8  $ 128.9
Liabilities and preferred
 stock                         (82.2)     (7.6)     (4.8)    (29.8)  (124.4)
Common stockholders' equity        -         -         -      (4.5)    (4.5)
Effect of off-balance sheet
 hedging instruments           (15.5)     10.7       4.8         -        -
Interest rate sensitivity gap $ (5.7)    $ 7.1     $ 3.1    $ (4.5) $     -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                    June 30,December 31,
                                                       1997        1996
CASH BASIS LOANS
  Domestic
    Commercial and industrial                          $105        $117
    Secured by real estate                              124         233
Total domestic                                          229         350
  International
    Commercial and industrial                            37          57
    Secured by real estate                               32          39
    Financial institutions                                2           4
    Other                                                 5           2
Total international                                      76         102
Total cash basis loans                                 $305        $452

Ratio of cash basis loans to total gross loans          1.5%        2.9%

Ratio of allowance for credit losses to cash
 basis loans (1)                                        251%        171%

RENEGOTIATED LOANS
Secured by real estate                                  $37         $37
Total renegotiated loans                                $37         $37

OTHER REAL ESTATE                                      $196        $213

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                       $8         $10
Total other nonperforming assets                         $8         $10

Loans 90 days or more past due and still
 accruing interest                                       $-          $-

(1) Ratio was computed using the allowance for credit losses that has been allocated to loans of $767 million and $773 million at June 30, 1997 and December 31, 1996, respectively.

     An analysis of the changes in the Corporation's total cash basis loans during the first six months of 1997 follows (in millions).

Balance, December 31, 1996                                        $452
Net transfers to cash basis loans                                   18
Net paydowns                                                       (87)
Charge-offs                                                        (36)
Transfers to other real estate                                     (10)
Other                                                              (32)
Balance, June 30, 1997                                            $305


     The Corporation's total cash basis loans amounted to $305 million at June 30, 1997, down $147 million, or 33 percent, from December 31, 1996.

     This decline is primarily attributable to decreases in loans secured by real estate ($116 million) and highly leveraged loans ($41 million). Within cash basis loans, loans secured by real estate were $156 million and $272 million at June 30, 1997 and December 31, 1996, respectively. Commercial and industrial loans to highly leveraged borrowers were $76 million and $117 million at June 30, 1997 and December 31, 1996, respectively.

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

                                                          Six Months Ended
                                                               June 30,
(in millions)                                           1997        1996
Domestic Loans
  Gross amount of interest that would have
   been recorded at original rate                        $12         $24
  Less, interest, net of reversals, recognized
   in interest revenue                                     2           4
Reduction of interest revenue                             10          20
International Loans
  Gross amount of interest that would have
   been recorded at original rate                          4           6
  Less, interest, net of reversals, recognized
   in interest revenue                                     -           -
Reduction of interest revenue                              4           6
Total reduction of interest revenue                      $14         $26


HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow generally reflect the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). The Corporation's 1996 Annual Report on Form 10-K, on page 59, provides a detailed discussion of the definition.

Highly Leveraged Transactions
                                                       June 30,  December 31,
(in millions)                                           1997        1996
Loans
  Senior debt                                         $1,894      $1,587
  Subordinated debt                                       59          76
Total loans                                           $1,953      $1,663

Unfunded commitments
  Commitments to lend                                 $  900      $  875
  Letters of credit                                      239         128
Total unfunded commitments                            $1,139      $1,003

Equity investments                                      $801        $665

Commitments to invest                                   $604        $425

     The Corporation's outstanding loans were to 156 separate borrowers in 44 separate industry groups at June 30, 1997, compared to 127 separate borrowers in 43 separate industry groups at December 31, 1996. There were no industry concentrations which exceeded 10 percent of total HLT loans outstanding at June 30, 1997.

     In addition to the amounts shown in the table above, at June 30, 1997, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $1.77 billion (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first half of 1997, the Corporation originated $2.2 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding per borrower for the portfolio at June 30, 1997 was less than $13 million. However, at June 30, 1997, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 11 separate highly leveraged borrowers.

     At June 30, 1997, $76 million of the HLT loan portfolio was on a cash basis. In addition, $4 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $16 million of HLT loans were recorded in the first half of 1997. In addition, the Corporation recorded a net gain of $26.5 million in connection with the sales and/or write-offs of certain equity investments in highly leveraged companies during the first six months of 1997.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $77 million during the first half of 1997 and that as of June 30, 1997, approximately $19 million of fees were deferred and will be recognized as future revenue.

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


MERGER

     On April 6, 1997, the Corporation, its wholly-owned subsidiary Voyager Merger Corporation and Alex. Brown Incorporated ("Alex. Brown") entered into a definitive agreement to merge (the "Merger"). The merger agreement provides that each Alex. Brown common share will be exchanged for 0.83 shares of the Corporation's common stock on a tax free basis. In connection with the Merger, it is estimated that a nonrecurring merger and related restructuring charge up to $80 million (pre-tax) will be recognized upon consummation of the Merger. These charges are expected to result from severance expenses to be incurred in connection with anticipated staff reductions, other merger-related expenses, such as costs to eliminate redundant operations of the Corporation and Alex.
Brown, and direct costs of the Merger.

     On August 13, 1997, the shareholders of the common stock of the Corporation approved the issuance of the shares of common stock of the Corporation called for by the Merger and the shareholders of the common stock of Alex. Brown approved the Merger at their respective special shareholder meetings.

     The Board of Governors of the Federal Reserve System has approved the applications for the Merger. The Merger is expected to close on September 1, 1997 and will be accounted for as a pooling-of-interests. The effects of the Merger have not been reflected in the financial statements herein.

     Unaudited Pro Forma Combined Financial Statements as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are contained in
Exhibit 99 to this document.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

          (99) Additional Exhibits

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed five reports on Form 8-K during the quarter ended June 30, 1997.

         - The report dated April 7, 1997, filed the Corporation's Press Release dated April 6, 1997, which announced that Bankers Trust New York Corporation and Alex. Brown Incorporated have signed a definitive agreement to merge. The report also filed additional financial information relating to the merger.

         - The report dated April 17, 1997, filed the Corporation's Press Release dated April 17, 1997, which announced earnings for the quarter ended March 30, 1997.

         - The report dated May 1, 1997, filed the Corporation's opinion of counsel delivered in connection with the issuance of the Corporation's 7.75% Subordinated Notes due May 1, 2012.

         - The report dated June 13, 1997, filed the Corporation's Press Release dated June 12, 1997, which announced that it had entered into a strategic alliance with two firms who will each purchase a 25% stake in a Bankers Trust holding company whose principal asset is Consorcio Nacional de Seguros S.A. In addition, the report also indicated that due to a steep decline in the Thai stock market, it would recognize a decline in the value of its unconsolidated investment in a Thai affiliate.

         - The Current Report on Form 8-K/A dated March 6 and filed June 18, 1997, provided an update of information previously reported on Form 8-K dated March 6, 1997, and filed March 14, 1997 which announced that the Corporation had appointed KPMG Peat Marwick LLP as its independent auditors for the fiscal year ending December 31, 1997, and chose not to renew the engagement of Ernst & Young LLP, who served as the Corporation's auditors for the fiscal year ended December 31, 1996

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1997.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: RICHARD H. DANIEL
                                       Richard H. Daniel
                                       Vice Chairman and Controller
                                      (Principal Financial Officer)








                    BANKERS TRUST NEW YORK CORPORATION
                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1997

                               EXHIBIT INDEX




 (4) Instruments Defining the Rights of Security
      Holders, Including Indentures

       (v) -   Long-Term Debt Indentures                              (a)

(10) Material Contracts

       iii (a) Management Contracts and Compensation Plans

               (1) Employment agreement with Mary Cirillo
               (2) Partnership for One-hundred Plan II

(12) Statement re Computation of Ratios

       (a) -   Computation of Consolidated Ratios of
               Earnings to Fixed Charges

       (b) -   Computation of Consolidated Ratios of
               Earnings to Combined Fixed Charges and
               Preferred Stock Dividend Requirements

(27) Financial Data Schedule

(99)   (i) Additional Exhibits

            (1) Pro Forma Combined Financial Statements
                as of June 30, 1997, for the six months
                ended June 30, 1997 and 1996.












[FN]
(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust New York Corporation or its subsidiaries.