Form 10-Q
period 1997-09-30
BANKERS TRUST NEW YORK CORP
filed 1997-11-14
CIK 9749

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1997
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______



     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1997: Common Stock, $1 par value, 97,961,940 shares.

                    BANKERS TRUST NEW YORK CORPORATION

                       September 30, 1997 FORM 10-Q

                             TABLE OF CONTENTS


                                                             Page

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended September 30, 1997 and 1996    2
              Nine Months Ended September 30, 1997 and 1996     3

            Consolidated Balance Sheet
              At September 30, 1997 and December 31, 1996       4

            Consolidated Statement of Changes in Stockholders'
             Equity
               Nine Months Ended September 30, 1997 and 1996    5

            Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1997 and 1996     6

            Consolidated Schedule of Net Interest Revenue
              Three Months and Nine Months Ended
               September 30, 1997 and 1996                      7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The merger of Alex. Brown Incorporated and Bankers Trust New York Corporation was completed on September 1, 1997. The merger was accounted for as a pooling of interests and all periods presented have been restated as if Alex. Brown Incorporated and Bankers Trust New York Corporation had always been combined.

     The financial statements included in this Form 10-Q should be read with reference to the supplemental consolidated financial statements as filed on Form 8-K dated September 1, 1997, as well as the historical consolidated financial statements of Alex. Brown Incorporated and Bankers Trust New York Corporation, included in their Annual Reports on Form 10-K for the fiscal year ended December 31, 1996.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   8

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders   38

  Item 6. Exhibits and Reports on Form 8-K                      39

SIGNATURE                                                       40

PART I. FINANCIAL INFORMATION

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                    Increase
THREE MONTHS ENDED SEPTEMBER 30,                     1997     1996 (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $1,789   $1,704      $ 85
  Interest expense                                  1,474    1,434        40
Net interest revenue                                  315      270        45
Provision for credit losses                            10        -        10
Net interest revenue after provision
 for credit losses                                    305      270        35
NONINTEREST REVENUE
  Trading                                             387      252       135
  Fiduciary and funds management                      277      216        61
  Corporate finance fees                              305      193       112
  Other fees and commissions                          158      130        28
  Net revenue from equity investment transactions      73       79       (6)
  Securities available for sale gains                  18       11         7
  Insurance premiums                                   76       52        24
  Other                                               171       56       115
Total noninterest revenue                           1,465      989       476
NONINTEREST EXPENSES
  Salaries and commissions                            333      295        38
  Incentive compensation and employee benefits        543      273       270
  Agency and other professional service fees          105       73        32
  Communication and data services                      58       63       (5)
  Occupancy, net                                       45       43         2
  Furniture and equipment                              55       46         9
  Travel and entertainment                             36       27         9
  Provision for policyholder benefits                  90       66        24
  Other                                                97       78        19
  Restructuring charges                                57        -        57
Total noninterest expenses                          1,419      964       455
Income before income taxes                            351      295        56
Income taxes                                          105       93        12

NET INCOME                                         $  246   $  202      $ 44


NET INCOME APPLICABLE TO COMMON STOCK*             $  235   $  194      $ 41

Cash dividends declared per common share            $1.00    $1.00        $-

EARNINGS PER COMMON SHARE:
  PRIMARY                                           $2.25    $1.85      $.40

  FULLY DILUTED                                     $2.16    $1.80      $.36

* Amounts shown are used to calculate primary earnings per common share. Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                    Increase
NINE MONTHS ENDED SEPTEMBER 30,                      1997     1996 (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $5,200   $4,822      $378
  Interest expense                                  4,214    4,052       162
Net interest revenue                                  986      770       216
Provision for credit losses                            10        5         5
Net interest revenue after provision
 for credit losses                                    976      765       211
NONINTEREST REVENUE
  Trading                                           1,013      746       267
  Fiduciary and funds management                      769      633       136
  Corporate finance fees                              789      651       138
  Other fees and commissions                          445      407        38
  Net revenue from equity investment transactions     129      182       (53)
  Securities available for sale gains                 100       51        49
  Insurance premiums                                  203      177        26
  Other                                               277      202        75
Total noninterest revenue                           3,725    3,049       676
NONINTEREST EXPENSES
  Salaries and commissions                            941      841       100
  Incentive compensation and employee benefits      1,362      898       464
  Agency and other professional service fees          296      236        60
  Communication and data services                     173      177        (4)
  Occupancy, net                                      132      128         4
  Furniture and equipment                             163      135        28
  Travel and entertainment                            101       77        24
  Provision for policyholder benefits                 231      216        15
  Other                                               292      247        45
  Restructuring charges                                57        -        57
Total noninterest expenses                          3,748    2,955       793
Income before income taxes                            953      859        94
Income taxes                                          294      277        17

NET INCOME                                         $  659   $  582      $ 77


NET INCOME APPLICABLE TO COMMON STOCK*             $  622   $  545      $ 77

Cash dividends declared per common share            $3.00    $3.00        $-

EARNINGS PER COMMON SHARE:
  PRIMARY                                           $6.00    $5.30      $.70

  FULLY DILUTED                                     $5.80    $5.13      $.67

* Amounts shown are used to calculate primary earnings per common share. Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)

                                               September 30, December 31,
                                                       1997*        1996
ASSETS
Cash and due from banks                             $  1,625    $  1,568
Interest-bearing deposits with banks                   2,522       2,210
Federal funds sold                                     2,241       1,684
Securities purchased under resale
 agreements                                           24,902      18,002
Securities borrowed                                   16,138      17,005
Trading assets:
 Government securities                                11,650      16,849
 Corporate debt securities                             9,362       8,033
 Equity securities                                     8,010       6,089
 Swaps, options and other derivatives                 13,720      11,410
 Other trading assets                                  9,833       6,748
Total trading assets                                  52,575      49,129
Securities available for sale                          7,577       7,920
Loans, net of allowance for credit losses
 of $759 at September 30, 1997 and $773
 at December 31, 1996                                 20,544      15,107
Customer receivables                                   1,711       1,529
Accounts receivable and accrued interest               3,977       3,077
Other assets                                           6,275       5,547
Total                                               $140,087    $122,778
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                  $  2,134    $  2,600
  Foreign offices                                      1,294       1,013
Interest-bearing deposits
  Domestic offices                                    20,490       9,928
  Foreign offices                                     22,161      16,774
Total deposits                                        46,079      30,315
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                6,724       7,668
  Equity securities                                    5,445       4,174
  Other trading liabilities                              407         334
 Swaps, options and other derivatives                 13,517      11,585
Total trading liabilities                             26,093      23,761
Securities loaned and securities sold under
  repurchase agreements                               20,158      23,454
Other short-term borrowings                           19,329      19,409
Accounts payable and accrued expenses                  6,255       4,837
Other liabilities, including allowance for
 credit losses of $213 at September 30, 1997
 and $200 at December 31, 1996                         3,998       2,836
Long-term debt not included in risk-based capital      7,655       8,732
Long-term debt included in risk-based capital          2,918       2,576
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                        1,471         730
Total liabilities                                    133,956     116,650

PREFERRED STOCK OF SUBSIDIARY                              -         250

STOCKHOLDERS' EQUITY
Preferred stock                                          703         810
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued: 1997, 105,362,258;
         1996, 103,624,555 shares                        105         104
Capital surplus                                        1,541       1,437
Retained earnings                                      4,176       3,988
Common stock in treasury, at cost:
 1997, 5,756,621 shares;
 1996, 4,435,226 shares                                (545)       (372)
Other stockholders' equity                               151        (89)
Total stockholders' equity                             6,131       5,878
Total                                               $140,087    $122,778

* Unaudited
Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                         1997        1996
PREFERRED STOCK
Balance, January 1                                    $  810      $  865
Preferred stock issued                                     -           1
Preferred stock redeemed                               (100)           -
Preferred stock repurchased                              (7)        (50)
Balance, September 30                                    703         816
COMMON STOCK
Balance, January 1                                       104         103
Issuance of common stock                                   1           1
Balance, September 30                                    105         104
CAPITAL SURPLUS
Balance, January 1                                     1,437       1,386
Issuance of common stock                                  59          15
Repurchase and retirement of common stock                (6)        (16)
Common stock distributed under employee
 benefit plans                                            51          21
Preferred stock repurchased                                -           6
Balance, September 30                                  1,541       1,412
RETAINED EARNINGS
Balance, January 1                                     3,988       3,702
Net income                                               659         582
Cash dividends declared
  Preferred stock                                       (38)        (44)
  Common stock                                         (268)       (252)
Treasury stock distributed under
 employee benefit plans                                 (165)       (38)
Treasury stock associated with acquisition                 -         (7)
Balance, September 30                                  4,176       3,943
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (372)       (336)
Purchases of stock                                     (563)       (250)
Restricted stock granted (cancelled), net                (9)          35
Treasury stock distributed under employee benefit plans  399         168
Treasury stock associated with acquisition                 -         210
Balance, September 30                                  (545)       (173)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                       526         233
Deferred stock awards granted, net                       167          67
Deferred stock distributed                              (18)         (1)
Balance, September 30                                    675         299
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (308)       (151)
Deferred stock awards (granted), net                   (168)        (66)
Restricted stock (granted) cancelled, net                  8        (36)
Amortization of deferred compensation, net               215         121
Balance, September 30                                  (253)       (132)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (364)       (348)
Translation adjustments                                   48        (40)
Income taxes applicable to translation adjustments      (41)          24
Balance, September 30                                  (357)       (364)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                        57          19
Change in unrealized net gains, after applicable
 income taxes and minority interest                       29           6
Balance, September 30                                     86          25

TOTAL STOCKHOLDERS' EQUITY, SEPTEMBER 30              $6,131      $5,930

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                         1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   659    $    582
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for credit losses                             10           5
  Provision for policyholder benefits                    231         216
  Restructuring charges                                   57           -
  Deferred income taxes                                (133)         162
  Depreciation and other amortization
   and accretion                                         308         117
  Other, net                                              55        (66)
    Earnings adjusted for noncash charges and credits  1,187       1,016
Net change in:
  Trading assets                                     (3,153)       (526)
  Trading liabilities                                  2,730       (851)
  Receivables and payables from securities
   transactions                                        (253)       2,328
  Customer receivables                                  (22)       (166)
  Other operating assets and liabilities, net            183     (1,002)
Securities available for sale gains                    (100)        (51)
Net cash provided by operating activities                572         748
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                 (365)     (2,118)
  Federal funds sold                                   (557)         (2)
  Securities purchased under resale agreements       (6,899)     (8,768)
  Securities borrowed                                    868     (4,078)
  Loans                                              (5,694)     (2,423)
Securities available for sale:
  Purchases                                          (4,317)     (4,161)
  Maturities and other redemptions                     2,437       2,327
  Sales                                                  874         501
Acquisitions of premises and equipment                 (184)       (144)
Other, net                                               729         153
Net cash used in investing activities               (13,108)    (18,713)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                            15,682       2,860
  Securities loaned and securities sold under
   repurchase agreements                             (3,220)       9,264
  Other short-term borrowings                            496       3,041
Issuances of long-term debt*                           5,474       2,553
Repayments of long-term debt                         (4,876)       (859)
Issuances of common stock                                 42          16
Repurchase and retirement of common stock                  -        (16)
Redemptions of preferred stock of subsidiary           (250)           -
Redemptions and repurchases of preferred stock         (107)        (44)
Purchases of treasury stock                            (563)       (250)
Cash dividends paid                                    (285)       (293)
Other, net                                               248         138
Net cash provided by financing activities             12,641      16,410
Net effect of exchange rate changes on cash             (48)          22
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS        57     (1,533)
Cash and due from banks, beginning of period           1,568       2,399
Cash and due from banks, end of period               $ 1,625     $   866

Interest paid                                         $3,729      $4,088

Income taxes paid, net                                  $170        $248

Noncash investing activities                             $90        $269

Noncash financing activities:
  Conversion of debt to preferred stock                   $-          $1

* Includes $741 million at September 30, 1997, related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities").
  Certain prior period amounts have been reclassified to conform to the current presentation.

            BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                         Three Months Ended  Nine Months Ended
                                              September 30,    September 30,
                                           1997      1996      1997    1996
INTEREST REVENUE
Interest-bearing deposits with banks     $  106    $   59    $  253  $  142
Federal funds sold                           86        33       196      92
Securities purchased under
  resale agreements                         339       371       983     841
Securities borrowed                         173       226       532     697
Trading assets                              568       596     1,817   1,888
Securities available for sale
  Taxable                                   108       115       314     315
  Exempt from federal income taxes            7         4        23      16
Loans                                       369       270       985     743
Customer receivables                         33        30        97      88
Total interest revenue                    1,789     1,704     5,200   4,822
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                          250        95       596     267
  Foreign offices                           301       244       810     707
Trading liabilities                          94       202       371     663
Securities loaned and securities sold under
 repurchase agreements                      343       454     1,016   1,173
Other short-term borrowings                 305       294       872     809
Long-term debt                              151       145       465     433
Mandatorily redeemable capital
 securities of subsidiary trusts
 holding solely junior subordinated
 deferrable interest debentures
 included in risk-based capital              30         -        84       -
Total interest expense                    1,474     1,434     4,214   4,052
NET INTEREST REVENUE                     $  315    $  270    $  986  $  770

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     Bankers Trust New York Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $246 million for the three months ended September 30, 1997, or $2.16 fully diluted earnings per share. In the third quarter of 1996, the Corporation earned $202 million, or $1.80 fully diluted earnings per share.

     For the first nine months of 1997, the Corporation earned $659 million, or $5.80 fully diluted earnings per share. For the first nine months of 1996, the Corporation earned $582 million, or $5.13 fully diluted earnings per share.

THE MERGER

     On September 1, 1997, Alex. Brown Incorporated ("Alex. Brown") was merged into a wholly-owned subsidiary of Bankers Trust New York Corporation (the "Merger"). In conjunction with the Merger, each share of Alex. Brown common stock then outstanding was converted into 0.83 shares of Bankers Trust New York Corporation's common stock. The Merger was treated as a tax free exchange.

     The consolidated financial statements give retroactive effect to the Merger in a transaction accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if Alex. Brown and Bankers Trust New York Corporation had always been combined. The consolidated statement of changes in stockholders' equity reflects the accounts of the Corporation as if the additional common stock had been issued during all the periods presented.

     The consolidated financial statements should be read in conjunction with the Corporation's supplemental consolidated financial statements and notes thereto for the year ended 1996 included in the Corporation's Current Report on Form 8-K dated September 1, 1997 and filed on September 9, 1997 (the "Form 8-K"), as well as the historical consolidated financial statements of Alex. Brown Incorporated and Bankers Trust New York Corporation, included in their Annual Reports on Form 10-K for the fiscal year ended December 31, 1996.

     The combined and separate results of operations for Bankers Trust New York Corporation and Alex. Brown Incorporated during the periods preceding the Merger were as follows (in millions):

                                     Three Months Ended  Nine Months Ended
                                     September 30, 1996  September 30, 1996
Total Revenues*
  Bankers Trust New York Corporation             $1,059           $3,058
  Alex. Brown Incorporated                          200              756
    Combined                                     $1,259           $3,814

Net Income
  Bankers Trust New York Corporation             $  176           $  465
  Alex. Brown Incorporated                           26              117
    Combined                                     $  202           $  582

* Net interest revenue after provision for credit losses plus noninterest revenue.

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

     The following tables present results by Organizational Unit:

                                                Total Non-    Pretax     Net
Three Months Ended September 30, 1997  Total Net  interest   Income/ Income/
(in millions)                           Revenue   Expenses    (Loss)  (Loss)
Investment Banking                       $  625    $  335     $ 290    $204
Risk Management Services                    117       101        16      11
Trading & Sales                             128        86        42      30
Private Client Services Group               174       145        29      20
Global Institutional Services               241       211        30      21
Australia/New Zealand                       136       113        23      17
Asia                                          8        34      (26)    (19)
Latin America                               203       144        59      42
Corporate/Other                             138       250     (112)    (80)
Total                                    $1,770    $1,419     $ 351    $246


                                                 Total Non-    Pretax     Net
Three Months Ended September 30, 1996  Total Net  interest   Income/ Income/
(in millions)                           Revenue   Expenses    (Loss)  (Loss)
Investment Banking                       $  344      $195      $149    $102
Risk Management Services                     75        66         9       6
Trading & Sales                             105        64        41      28
Private Client Services Group               142       123        19      13
Global Institutional Services               211       183        28      19
Australia/New Zealand                       144        86        58      40
Asia                                         30        24         6       4
Latin America                               123        95        28      19
Corporate/Other                              85       128      (43)    (29)
Total                                    $1,259      $964      $295    $202

                                               Total Non-    Pretax     Net
Nine Months Ended September 30, 1997  Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $1,533    $  882     $ 651   $ 452
Risk Management Services                    329       287        42      29
Trading & Sales                             436       249       187     129
Private Client Services Group               482       394        88      61
Global Institutional Services               679       609        70      48
Australia/New Zealand                       418       308       110      77
Asia                                         59        93      (34)    (25)
Latin America                               518       371       147     103
Corporate/Other                             247       555     (308)   (215)
Total                                    $4,701    $3,748     $ 953   $ 659

                                                 Total Non-    Pretax     Net
Nine Months Ended September 30, 1996   Total Net  interest    Income/ Income/
(in millions)                           Revenue   Expenses     (Loss)  (Loss)
Investment Banking                       $1,174    $  634     $ 540   $ 366
Risk Management Services                    177       198      (21)    (14)
Trading & Sales                             288       189        99      67
Private Client Services Group               454       372        82      55
Global Institutional Services               619       540        79      53
Australia/New Zealand                       372       228       144      98
Asia                                         98        76        22      15
Latin America                               425       321       104      70
Corporate/Other                             207       397     (190)   (128)
Total                                    $3,814    $2,955     $ 859   $ 582


Changes in Organizational Structure

     Results of Alex. Brown are included primarily in Investment Banking and Private Client Services Group. The Private Client Services Group also includes the results of the Corporation's historical private banking and active domestic equity management businesses. The quantitative and indexed investment management business, previously included in Investment Management, is now included in Global Institutional Services. All active international and global investment activities are included in Australia/New Zealand. The results by organizational units have been restated to conform to the new presentation.

Organizational Unit Results

     The Investment Banking business contributed net income of $204 million in the third quarter of 1997, up $102 million from a year ago. Net income for the first nine months of 1997 was $452 million compared to $366 million for the first nine months of 1996. The increase from the prior year periods reflected higher revenues from corporate finance activities in addition to higher revenues from private equity investments. In addition, real estate investment banking activities contributed strong corporate finance revenues as compared to the prior year periods.

     Risk Management Services recorded net income of $11 million in the third quarter of 1997, up $5 million from the third quarter of 1996. Compared to the prior year period, revenues from new derivatives transactions and Eastern Europe activities improved. Net income for the first nine months of 1997 was $29 million compared with a net loss of $14 million in the prior year period. The first nine months of 1996 reflected losses incurred in the commodity derivatives books when copper prices dropped sharply. Beginning in 1997, the responsibility for managing the metals and mining commodities book was transferred to Australia/NZ.

     Trading & Sales contributed $30 million of net income in the third quarter of 1997, up $2 million from the 1996 third quarter. Net income was $129 million for the first nine months of 1997 versus $67 million in the year ago period. The year-to-date improvement was largely due to strong arbitrage activities as compared to the first nine months of 1996.

     The Corporation's Private Client Services Group business reported net income of $20 million for the current quarter, up $7 million from the 1996 comparable period. All major business lines in Private Client Services Group improved as compared to the prior year period. For the first nine months of 1997, net income was $61 million compared to $55 million in the prior year period.

     Global Institutional Services contributed $21 million of net income in the third quarter of 1997, up $2 million from the 1996 third quarter. Revenues of $241 million were up $30 million from the third quarter of 1996 primarily due to the acquisition of NationsBank's institutional trust business. The current quarter also reflected improved results from investment management and securities lending activities as compared to the third quarter of 1996. Net income for the first nine months of 1997 was $48 million compared to $53 million for the first nine months of 1996. The year-over-year decrease was primarily due to increased personnel-related costs as a result of higher staff levels.

     Net income of the Australia/NZ business was $17 million in the third quarter of 1997, down $23 million from the third quarter of 1996. The decline in net income from the prior year period was mainly attributable to lower trading revenue partly offset by improved revenues from fiduciary and funds management. In addition, personnel-related costs increased as a result of higher staff levels. At September 30, 1997, assets under management in Australia/NZ's investment management business were approximately $45 billion, compared to $34 billion at September 30, 1996. Net income was $77 million for the first nine months of 1997 versus $98 million in the year ago period. The year-over-year decrease was primarily due to increased personnel-related costs as a result of higher staff levels.

     Asia net loss was $19 million in the third quarter of 1997, compared to net income of $4 million in the third quarter of 1996. As a result of continuing economic instability and heightened credit concerns in Southeast Asia, the Corporation has recognized a decline in value for certain investments in the region and has taken other credit-related charges. For the first nine months of 1997, the net loss was $25 million compared to net income of $15 million in the prior year period. The decrease from the prior year period resulted from the losses incurred in Southeast Asia.

     Latin America net income was $42 million in the third quarter of 1997, up $23 million from the third quarter of 1996. The current quarter included the remaining gain resulting from the completion of the final stage in the sale of 50 percent of the Corporation's stake in a Chilean insurance company. Net income for the first nine months of 1997 was $103 million compared with net income of $70 million in the prior year period. The first nine months of 1997 included the total gain in the sale of 50 percent of the Corporation's stake in a Chilean insurance company.

     Corporate/Other net loss was $80 million in the third quarter of 1997, compared with a net loss of $29 million in the third quarter of 1996. During the current quarter, the Corporation recognized $57 million in pre-tax restructuring charges and $42 million in other integration costs, offset partly by the pre-tax gain of $73 million on the sale of 280 Park Avenue, a midtown Manhattan office building. The prior year period included an after-tax gain of $18 million on the sale of its subsidiary, Golden American Life Insurance Company. For the first nine months of 1997, the net loss was $215 million compared to a net loss of $128 million in the prior year period. In addition to the items recognized in the third quarter of 1997, the first nine months of 1997 included the effects of increased incentive compensation and employee benefits and consulting expenses associated with several strategic and infrastructure improvement projects.

REVENUE

                           Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                        Three Months Ended  Nine Months Ended
                                            September 30,   September 30,
                                           1997      1996      1997    1996
NET INTEREST REVENUE (in millions)
Book basis                             $    315   $   270  $    986 $   770
Tax equivalent adjustment                     7         4        20      12
Fully taxable basis                    $    322   $   274  $  1,006 $   782

AVERAGE BALANCES (in millions)
Interest-earning assets                $105,676  $100,401  $101,961 $93,799
Interest-bearing liabilities            102,225    91,993    97,768  87,819

Earning assets financed by
 noninterest-bearing funds             $  3,451   $ 8,408  $  4,193 $ 5,980

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets          6.74%     6.77%     6.84%   6.88%
Cost of interest-bearing liabilities      5.72      6.20      5.76     6.16
Interest rate spread                      1.02       .57      1.08      .72
Contribution of noninterest-bearing
 funds                                     .19       .52       .24      .39
Net interest margin                       1.21%     1.09%     1.32%   1.11%


     Net interest revenue for the third quarter of 1997 totaled $315 million, up $45 million, or 17 percent, from the third quarter of 1996.
The $45 million increase in net interest revenue was primarily due to a $28 million increase in trading-related net interest revenue, which totaled $105 million for the third quarter of 1997. Nontrading-related net interest revenue totaled $210 million for the third quarter of 1997 versus $193 million for the comparable period in 1996.

     Net interest revenue was $986 million for the first nine months of 1997, up $216 million, or 28 percent from the first nine months of 1996. The $216 million increase in net interest revenue was primarily due to a $203 million increase in trading-related net interest revenue, which totaled $395 million for the first nine months of 1997. Nontrading-related net interest revenue totaled $591 million for the first nine months of 1997 versus $578 million for the comparable period in 1996.

     In the third quarter of 1997, the interest rate spread was 1.02 percent compared to .57 percent in the prior year period. Net interest margin increased to 1.21 percent from 1.09 percent. The yield on interest-earning assets declined by 3 basis points and the cost of interest-bearing liabilities declined by 48 basis points. Average interest-earning assets totaled $105.7 billion for the third quarter of 1997, up $5.3 billion from the same period in 1996. The increase was primarily attributable to growth in the loan portfolio. Average interest-bearing liabilities totaled $102.2 billion for the third quarter of 1997, up $10.2 billion from the same period in 1996. The increase was primarily attributable to a rise in interest-bearing deposits.


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

     Combined trading revenue and trading-related net interest revenue for the third quarter of 1997 totaled $492 million, up $163 million from the third quarter of 1996. Combined trading revenue and trading-related net interest revenue for the first nine months of 1997 was $1.408 billion, up $470 million from the $938 million reported in the first nine months of 1996.

     The table below presents the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                          Trading-
                                                           Related
                                                               Net
                                                  Trading Interest
(in millions)                                     Revenue  Revenue    Total
Quarter ended September 30, 1997
Interest rate risk                                   $170     $121     $291
Foreign exchange risk                                 119        -      119
Equity and commodity risk                              98     (16)       82
Total                                                $387     $105     $492

Quarter ended September 30, 1996
Interest rate risk                                   $143     $ 90     $233
Foreign exchange risk                                  31        -       31
Equity and commodity risk                              78     (13)       65
Total                                                $252     $ 77     $329

Nine Months ended September 30, 1997
Interest rate risk                                 $  522     $431   $  953
Foreign exchange risk                                 205        -      205
Equity and commodity risk                             286     (36)      250
Total                                              $1,013     $395   $1,408

Nine Months ended September 30, 1996
Interest rate risk                                   $393     $222     $615
Foreign exchange risk                                 111        -      111
Equity and commodity risk                             242     (30)      212
Total                                                $746     $192     $938


                 Third Quarter 1997 vs. Third Quarter 1996

     Interest Rate Risk - The increase in revenue was primarily due to strong results in the bond market and arbitrage trading, as well as increased activity in Europe and Asia partly offset by decreased revenues in Australia and New Zealand.

     Foreign Exchange Risk - Foreign exchange revenue increased from the same period last year principally due to strong arbitrage and derivative trading revenues and increased activity in Asia.

     Equity and Commodity Risk - Trading revenue increased from the same period last year primarily due to strong equity arbitrage trading.

                   Nine Months 1997 vs. Nine Months 1996

     Interest Rate Risk - The increase in revenue was principally due to strong results in the bond market, arbitrage trading, increased flow of client trading services and increased revenue from proprietary trading activities and improved performance in Asia.

     Foreign Exchange Risk - Foreign exchange risk revenue increased compared to the same period last year principally due to improved revenue from proprietary and customer activities and arbitrage and derivative trading results.

     Equity and Commodity Risk - The increase in total trading revenue as compared to the same period last year is principally due to strong trading in energy and commodity derivatives and equity arbitrage in the first nine months of 1997 and nonrecurring losses in commodity derivatives in the first nine months of 1996.


                  Noninterest Revenue (Excluding Trading)

                 Third Quarter 1997 vs. Third Quarter 1996

     Fiduciary and funds management revenue was $277 million in the third quarter of 1997, up $61 million from the prior year period. Funds management, client processing services and global private banking commissions contributed to this increase.


     Corporate finance fees of $305 million increased 58 percent from the $193 million earned in the third quarter of 1996, primarily due to higher fees for arranging and underwriting bond and equity financings, higher loan syndication fees and increased merger and acquisition fees.

     Other noninterest revenue totaled $171 million in the current quarter, compared to $56 million in the third quarter of 1996. The current quarter included a pre-tax gain of $73 million on the sale of 280 Park Avenue, a midtown Manhattan office building. The current quarter also included the remaining gain resulting from the completion of the final stage in the sale of 50 percent of the Corporation's stake in a Chilean insurance company. The prior year quarter included a gain on the sale of Golden American Life Insurance Company, an indirect wholly-owned subsidiary acquired in satisfaction of debt in 1992.

                   Nine Months 1997 vs. Nine Months 1996

     Fiduciary and funds management fees of $769 million increased $136 million from the first nine months of 1996. Funds management, global private banking commissions and client processing services contributed to this increase.

     Corporate finance fees totaled $789 million for the first nine months of 1997, up $138 million from the prior year period, primarily due to higher fees for arranging financings, merger and acquisition fees and loan syndication fees, partially offset by lower securities underwriting and management fees.

     The Corporation's private equity investment activities largely contributed to the changes in securities available for sale gains (up $49 million) and net revenue from equity investment transactions (down $53 million).

     Other noninterest revenue totaled $277 million for the first nine months of 1997, compared to $202 million in the prior year period. The current period included a pre-tax gain of $73 million on the sale of 280 Park Avenue, a midtown Manhattan office building and the total gain in the sale of 50 percent of the Corporation's stake in a Chilean insurance company. The prior year period included a gain on the sale of Golden American Life Insurance Company, an indirect wholly-owned subsidiary acquired in satisfaction of debt in 1992 and a gain on the sale of Compensa, which was the smaller of the Corporation's Chilean insurance subsidiaries.


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The provision for credit losses is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

     A $10 million provision for credit losses was recorded for the current quarter versus none for the prior year's third quarter. Net charge-offs for the third quarter were $11 million, compared with $5 million a year ago. The provision for credit losses amounted to $10 million for the first nine months of 1997, compared with $5 million for the prior year comparable period. Net charge-offs for the first nine months of 1997 were $28 million, compared with $30 million for the comparable 1996 period.

     In accordance with the American Institute of Certified Public Accountants Banks and Savings Institutions Audit and Accounting Guide, the Corporation has allocated its total allowance for credit losses as follows:
$759 million as a reduction of loans, and $213 million as other liabilities related to other credit-related items. The Corporation continues to believe that the total allowance for credit losses is available for credit losses in its entire portfolio, which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Due to a multitude of complex and changing factors that are collectively weighed in determining the adequacy of the allowance for credit losses, management expects that the allocation of the total allowance for credit losses may be adjusted as risk factors change. Prior period amounts have not been restated.

     The provision for credit losses and the other changes in the allowance for credit losses are shown below (in millions).

                                            Quarter Ended   Nine Months Ended
                                            September 30,    September 30,
Allowance for credit losses                1997      1996      1997    1996
Balance, beginning of period               $973      $972      $973    $992
Net charge-offs
  Charge-offs                                30        19        66      68
  Recoveries                                 19        14        38      38
Total net charge-offs(1)                     11         5        28      30
Provision for credit losses                  10         -        10       5
Allowance related to acquisition
 of an affiliate                              -         -        17       -
Balance, end of period(2)                  $972      $967      $972    $967

(1) Components of Net Charge-offs:
      Secured by real estate               $(1)      $(1)       $ -     $ -
      Real estate related                     -       (1)         -       3
      Highly leveraged                        7       (5)        23      18
      Other                                   5        14         6      15
      Refinancing country                     -       (2)       (1)     (6)
Total                                       $11       $ 5       $28     $30

(2) Allocation:
      Loans                                                    $759
      Other Liabilities                                         213
Balance, end of period                                         $972


     The allowance for credit losses that has been allocated to loans, was $759 million at September 30, 1997 compared to $773 million at December 31, 1996. This allowance was equal to 255 percent and 171 percent of total cash basis loans at September 30, 1997 and December 31, 1996, respectively. These ratios were computed using the amounts that were allocated to loans.

     Impaired loans under SFAS 114, which consisted of total cash basis loans and renegotiated loans, were $335 million and $489 million at September 30, 1997 and December 31, 1996, respectively. Included in these amounts were $142 million and $227 million of loans which required a valuation allowance of $35 million and $57 million at those same dates, respectively.

EXPENSES

                 Third Quarter 1997 vs. Third Quarter 1996

     Total noninterest expenses of $1.419 billion increased by $455 million, or 47 percent, from the third quarter of 1996. Included in noninterest expenses were restructuring charges of $57 million associated with the Merger, such as severance, lease terminations and direct costs of completing the Merger, and other integration costs of $42 million.
Salaries and commissions expense increased $38 million, or 13 percent, principally due to a 5 percent increase in the average number of employees, annual pay increases and higher broker commission revenue. Incentive compensation and employee benefits, the largest component of noninterest expenses, increased $270 million due to higher profitability and the increase in the average number of employees.


                   Nine Months 1997 vs. Nine Months 1996

     Total noninterest expenses of $3.748 billion increased by $793 million from the first nine months of 1996. Salaries and commissions expense increased $100 million, or 12 percent, due to an increase in the average number of employees and to annual pay increases. Incentive compensation and employee benefits increased $464 million due to higher profitability and an increase in the average number of employees. Also included in noninterest expenses were restructuring charges and other integration costs as previously mentioned.


INCOME TAXES

     Income tax expense for the third quarter of 1997 amounted to $105 million, compared with $93 million for the third quarter of 1996. For the first nine months of 1997, income tax expense was $294 million compared with $277 million in the first nine months of 1996. The effective tax rate was 30 percent for the current quarter, 31 percent for the nine months ended September 30, 1997 and 32 percent for the prior year quarter and nine months ended September 30, 1996.


EARNINGS PER COMMON SHARE

     Primary earnings per common share amounts were computed by subtracting from earnings the dividend requirements on preferred stock to arrive at net income applicable to common stock ("net income applicable to common stock") and dividing this amount by the average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share amounts were calculated by adjusting net income applicable to common stock for interest expense on the convertible subordinated debentures and dividing this amount by the average number of common and common equivalent shares outstanding during the period.

     For primary earnings per share, the average number of common and common equivalent shares outstanding was the sum of the average number of shares of common stock outstanding and the incremental number of shares issuable under outstanding stock options and deferred stock awards that had a dilutive effect as computed under the treasury stock method. Fully diluted earnings per share further assumes the conversion into common stock of convertible subordinated debentures, if dilutive. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options and deferred stock awards reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the market price of the Parent Company's common stock. For primary earnings per share, this market price is the average market price for the period, while for fully diluted earnings per share, it is the period-end market price, if it is higher than the average market price.

     The earnings applicable to common stock and the number of shares used for primary and fully diluted earnings per share were as follows (in millions):

                                        Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                           1997      1996       1997   1996
Net income applicable to
 common stock -
  primary                              $    235  $    194   $   622  $  545

Net income applicable to
 common stock -
  assuming full dilution                    235       195       625     546

Average number of common
 shares outstanding                      97.714    99.665    97.348  98.275

Average common and common
 equivalent shares
 outstanding - primary                  104.358   104.787   103.698 102.782

Average common and common
 equivalent shares
 outstanding assuming full dilution     108.914   108.380   107.702 106.426

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                              CONDENSED AVERAGE BALANCE SHEETS
                                                         (in millions)
                                                 3rd Qtr  2nd Qtr   4th Qtr
                                                 1997      1997      1996
ASSETS
 Interest-earning
  Interest-bearing deposits with banks       $  4,682  $  4,329  $  3,546
  Federal funds sold                            6,040     4,313     2,018
  Securities purchased under resale
   agreements                                  24,242    23,433    22,401
  Securities borrowed                          13,405    14,527    15,850
  Trading assets                               29,402    28,039    31,613
  Securities available for sale
    Taxable                                     6,156     6,571     6,777
    Exempt from federal income taxes            1,149     1,136     1,077
Total securities available for sale             7,305     7,707     7,854
  Loans
    Domestic offices                            9,693     8,952     8,226
    Foreign offices                             9,344     9,302     7,032
Total loans                                    19,037    18,254    15,258
Customer receivables                            1,563     1,587     1,517
Total interest-earning assets                 105,676   102,189   100,057
 Noninterest-earning
  Cash and due from banks                       1,567     1,600     1,394
  Noninterest-earning trading assets           22,978    20,193    17,699
  All other assets                             10,512     9,210     8,671
  Allowance for credit losses                   (753)     (770)     (988)
Total                                        $139,980  $132,422  $126,833

LIABILITIES
 Interest-bearing
  Interest-bearing deposits
    Domestic offices                         $ 18,908  $ 14,690  $  8,738
    Foreign offices                            21,536    20,218    18,812
Total interest-bearing deposits                40,444    34,908    27,550
  Trading liabilities                           6,289     4,630     9,746
  Securities loaned and securities sold
   under repurchase agreements                 22,963    25,554    26,173
  Other short-term borrowings                  20,447    20,854    18,950
  Long-term debt                               10,611    11,269    11,372
  Mandatorily redeemable capital securities
   of subsidiary trusts holding solely junior
   subordinated deferrable interest debentures  1,471     1,470       165
Total interest-bearing liabilities            102,225    98,685    93,956
 Noninterest-bearing
  Noninterest-bearing deposits                  3,168     3,003     3,518
  Noninterest-bearing trading liabilities      18,743    16,258    15,725
  All other liabilities                         9,775     8,595     7,428
Total liabilities                             133,911   126,541   120,627

PREFERRED STOCK OF SUBSIDIARY                       -         -       250

STOCKHOLDERS' EQUITY
 Preferred stock                                  703       704       815
 Common stockholders' equity                    5,366     5,177     5,141
Total stockholders' equity                      6,069     5,881     5,956
Total                                        $139,980  $132,422  $126,833

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows.


                                           September 30, June 30, December 31,
(in millions)                                      1997     1997     1996
Fair value                                         $7,577   $7,478   $7,920
Amortized cost                                      7,414    7,334    7,755
Excess of fair value over
 amortized cost *                                  $  163   $  144   $  165

* Components:
    Unrealized gains                                 $240   $  195   $  245
    Unrealized losses                                (77)     (51)     (80)
                                                     $163   $  144   $  165


                              Long-term Debt

     The larger of long-term debt issuances and maturities/redemptions which occurred during the third quarter of 1997 are as follows (in millions):


                                                                Face Amount
                                                                 Maturities/
                                                      Issuances Redemptions
Parent Company
5.78% Senior European Medium Term Notes due August 2000      $300
5.84% Senior European Medium Term Notes due July 2002        $300


Bankers Trust Company
Redeemable Preference Securities due September 2000 to
 March 2004                                                          $2,427
5.79% Redeemable Preference Securities due November 2000     $808


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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                            At September 30,   Average During
                                                 1997          3rd Qtr. 1997
                                                  (Liabi-            (Liabi-
(in millions)                            Assets   lities)    Assets  lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                        $ 18,121 $(16,928)  $ 16,625 $(15,277)
Interest Rate Contracts
  Forwards                                   41      (42)        46      (53)
  Options purchased                       1,085               1,118
  Options written                                 (1,236)             (1,261)
Foreign Exchange Rate Contracts
  Spot and Forwards                      12,457  (12,816)    14,382  (14,565)
  Options purchased                       1,096               1,162
  Options written                                 (1,003)             (1,108)
Equity-related contracts                  3,817   (4,426)     3,524   (4,380)
Commodity-related and other contracts       719     (789)       629     (663)

Exchange-Traded Options
Interest Rate                                 3       (2)         5       (4)
Equity                                      426     (320)       336     (207)
Total Gross Fair Values                  37,765  (37,562)    37,827  (37,518)
Impact of Netting Agreements           (24,045)    24,045   (23,963)  23,963

                                    $ 13,720(1)            $ 13,864

                                               $(13,517)(1)        $(13,555)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                             At December 31,   Average During
                                                  1996          4th Qtr.1996
                                                  (Liabi-           (Liabi-
(in millions)                            Assets   lities)    Assets lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                       $  16,582 $(15,394)  $ 16,258 $(15,498)
Interest Rate Contracts
  Forwards                                   84      (86)        53      (50)
  Options purchased                       1,149               1,183
  Options written                                 (1,252)             (1,313)
Foreign Exchange Rate Contracts
  Spot and Forwards                       9,855  (10,935)     8,642   (9,893)
  Options purchased                         917               1,143
  Options written                                   (953)             (1,104)
Equity-related contracts                  2,696   (2,941)     2,389   (2,426)
Commodity-related and other contracts       679     (690)       747     (712)

Exchange-Traded Options
Interest Rate                                10      (12)        11      (15)
Foreign exchange                              -         -         -       (6)
Equity                                      251     (135)       244     (115)
Total Gross Fair Values                  32,223  (32,398)    30,670  (31,132)
Impact of Netting Agreements           (20,813)    20,813   (19,580)  19,580

                                     $11,410(1)            $ 11,090

                                               $(11,585)(1)         $(11,552)

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

     Total net end-user derivative unrealized gains were $98 million at September 30, 1997 compared with an unrealized gain of $54 million at December 31, 1996. The $44 million increase during the first nine months of 1997 was primarily due to a decrease in interest rates.

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


                                                  Other       Net invest-
                                                  short-      ments in
              Securities              Interest-   term   Long- foreign
(in millions)  available        Other  bearing   borrow- term   subsi-
Sept 30, 1997  for sale Loans  assets  deposits   ings debt(1) diaries Total

Interest Rate Swaps
  Pay Variable
   Unrealized Gain $  1   $  -    $ -     $ 76      $ 7 $ 278      $ - $ 362
   Unrealized (Loss) -    (10)      -     (24)      (8)  (84)        -  (126)
Pay Variable Net     1    (10)      -       52      (1)   194        -   236
Pay Fixed
   Unrealized Gain   3       -      -       26       11     5        -    45
   Unrealized
    (Loss)         (38)      -      -      (12)     (43)  (72)       -  (165)
Pay Fixed Net      (35)      -      -       14      (32)  (67)        - (120)
Total Unrealized
   Gain              4       -      -      102       18   283        -   407
Total Unrealized
   (Loss)          (38)    (10)      -     (36)     (51) (156)       -  (291)
Total Net         $(34)   $(10)    $ -    $ 66     $(33) $ 127     $ - $ 116

Forward Rate Agreements
  Unrealized Gain $  -    $  -    $ -      $ -     $  - $   -      $ -   $ -
  Unrealized (Loss)  -       -      -      (1)        -     -        -   (1)
Net               $  -    $  -    $ -     $(1)     $  - $   -      $ -  $(1)

Currency Swaps and Forwards
  Unrealized Gain  $10      $1    $ 1      $10      $ 8  $ 34     $ 31 $  95
  Unrealized (Loss)  -       -      -       (1)      (3)  (62)     (41) (107)
Net                $10      $1    $ 1      $ 9      $ 5 $ (28)    $(10) $(12)

Other Contracts (2)
  Unrealized Gain  $ 3      $1    $ -      $ -      $ -   $ -      $ -   $ 4
  Unrealized (Loss) (8)      -    (1)        -        -     -            (9)
Net               $(5)      $1   $(1)      $ -      $ -   $ -      $ - $ (5)

Total Unrealized
 Gain             $ 17    $  2    $ 1     $112     $ 26 $ 317     $ 31 $ 506
Total Unrealized
 (Loss)           (46)    (10)    (1)     (38)     (54) (218)     (41) (408)
Total Net        $(29)    $(8)    $ -     $ 74    $(28) $  99    $(10) $  98

(1) Includes trust preferred capital securities.
(2) Other contracts are principally equity swaps and collars.

                                                  Other       Net invest-
                                                  short-       ments in
              Securities            Interest-     term   Long-  foreign
(in millions)  available       Other  bearing    borrow- term   subsi-
Dec 31, 1996   for sale Loans assets deposits     ings  debt(1) diaries Total

Interest Rate Swaps
  Pay Variable
   Unrealized Gain $  1   $  -    $ -     $ 62      $ 7 $ 198     $  - $ 268
   Unrealized (Loss)  -    (14)     -      (23)      (6)  (93)       -  (136)
Pay Variable Net      1    (14)     -       39        1   105        -   132
Pay Fixed
   Unrealized Gain   3       -      -       13        -     1        -    17
   Unrealized
    (Loss)         (50)     (9)     -      (45)      (1)  (28)        - (133)
Pay Fixed Net      (47)     (9)      -     (32)      (1)  (27)        - (116)
Total Unrealized
   Gain              4       -      -       75        7   199        -   285
Total Unrealized
   (Loss)          (50)    (23)      -     (68)      (7) (121)        - (269)
Total Net         $(46)   $(23)    $ -     $  7      $ - $  78     $  - $  16

Forward Rate Agreements
  Unrealized Gain $  -    $  -    $ -     $  1      $ - $   -     $  - $   1
  Unrealized (Loss)  -       -      -      (1)        -     -        -   (1)
Net               $  -    $  -    $ -     $  -      $ - $   -     $  - $   -

Currency Swaps and Forwards
  Unrealized Gain $  -    $  -    $ 1     $ 27      $ - $  53     $ 42 $ 123
  Unrealized (Loss)  -       -      -      (3)        -  (18)     (41)  (62)
Net               $  -    $  -    $ 1     $ 24      $ - $  35     $  1 $  61

Other Contracts (2)
  Unrealized Gain $  -    $  -    $ -     $  -      $ - $   -     $  - $   -
  Unrealized
   (Loss)          (19)      -     (4)       -        -     -        -   (23)
Net               $(19)   $  -    $(4)    $  -      $ - $   -     $  - $ (23)

Total Unrealized
 Gain             $  4    $  -    $ 1     $103      $ 7 $ 252     $ 42 $ 409
Total Unrealized
 (Loss)           (69)    (23)    (4)     (72)      (7) (139)     (41) (355)
Total Net        $(65)   $(23)   $(3)     $ 31      $ - $ 113     $  1 $  54

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


At September 30, 1997
Notional
Amount               Paying Variable             Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional


1997            $19,542    5.73%    5.68%   $1,533   5.79%    5.98%  $21,075

1998-1999        30,461    5.97     5.74     4,813    5.20    5.87    35,274

2000-2001         5,037    5.93     5.55     1,352    3.68    5.12     6,389

2002 and
  thereafter      8,571    6.65     5.60     1,014    5.87    7.01     9,585
Total           $63,611                     $8,712                   $72,323

     All rates were those in effect at September 30, 1997. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



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

REGULATORY CAPITAL

     The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's ("FRB") risk-based capital guidelines addressing the capital adequacy of bank holding companies and banks (collectively, "banking organizations") include a definition of capital and a framework for calculating risk-weighted assets. In addition, these guidelines specify minimum risk-based capital ratios to be maintained by banking organizations. The FRB also has a minimum Leverage ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banking organizations. See pages 19 and 83 of Exhibit
99.1 of the Form 8-K dated for a detailed discussion of these guidelines and regulations.

     In 1996, the FRB and the other U.S. federal banking agencies jointly issued an amendment to the capital adequacy guidelines to incorporate a measure for market risk ("the market risk amendment"). Essentially, this amendment changes the calculation of risk-weighted assets in the trading accounts, and includes the positions and capital of the Corporation's
Section 20 subsidiary, BT Alex. Brown Incorporated in the combined credit risk and market risk capital calculation of the Corporation. In all other respects (including the exclusion of the positions and capital of the international insurance entities), the current capital adequacy guidelines remain unchanged.

     All banking organizations with significant trading activity must adopt this amendment by January 1, 1998. Banking organizations may choose to adopt early during 1997, with prior approval from their primary federal regulator. See page 22 of Exhibit 99.1 of the Form 8-K for further detailed discussion on the market risk amendment.

     The Corporation adopted the market risk amendment as of March 31, 1997 and was the first banking organization to adopt such amendment.

     Based on their respective regulatory capital ratios as of September 30, 1997, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the regulations issued by the FRB and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, as applicable.

     The Corporation's and BTCo's ratios are presented in the table below. The ratios for December 31, 1996 have not been restated for the adoption of the market risk amendment.

                                                          FRB
                                                        Minimum To Be Well
                                  Actual      Actual        for Capitalized
                                   as of       as of    Capital       Under
                           September 30,December 31,   Adequacy  Regulatory
                                    1997        1996   Purposes  Guidelines
Tier 1 Capital
 Corporation                        8.4%        9.3%     4.0%        6.0%
 BTCo                               8.7%        9.3%     4.0%        6.0%

Total Capital
 Corporation                       13.6%       13.8%     8.0%       10.0%
 BTCo                              12.1%       12.9%     8.0%       10.0%

Leverage
 Corporation                        4.9%        5.9%    3.0%(1)     3.0%(1)
 BTCo                               5.3%        5.3%    3.0%(1)      5.0%

(1) These minimum levels for the Leverage ratio may be set 100 to 200 basis points higher depending upon other regulatory criteria.

     The following are the essential components of the Corporation's and BTCo's risk-based capital ratios. The December 31, 1996 balances have not been restated for the adoption of the market risk amendment.

                                               Actual as of  Actual as of
                                               September 30,  December 31,
(in millions)                                           1997        1996
Corporation
  Tier 1 Capital                                     $ 6,745     $ 5,690
  Tier 2 Capital                                       3,681       2,734
  Tier 3 Capital                                         408           -
Total Capital                                        $10,834     $ 8,424

  Total risk-weighted assets                         $79,951     $61,213

BTCo
  Tier 1 Capital                                      $5,576     $ 4,869
  Tier 2 Capital                                       2,200       1,900
Total Capital                                         $7,776     $ 6,769

Total risk-weighted assets                           $64,024     $52,484

     Comparing September 30, 1997 to December 31, 1996, the Corporation's Tier 1 Capital and Total Capital ratios declined 90 basis points and 20 basis points, respectively. These declines were primarily due to an increase in risk-weighted assets of $19 billion, offset by an increase to Tier 1 and Total Capital of $1 billion and $2 billion, respectively.

     With the adoption of the market risk amendment, the Corporation's Leverage ratio decreased 100 basis points as BT Alex.
Brown Incorporated's average assets and capital were included in this calculation at September 30, 1997.

     BTCo's Tier 1 Capital and Total Capital ratios decreased by 60 basis points and 80 basis points, respectively, as a result of a $12 billion increase in risk-weighted assets, partially offset by an increase to Tier 1 and Total Capital of $700 million and $1.0 billion, respectively. BTCo's Leverage ratio was unchanged as the increase in the quarterly average assets was offset by the increase in Tier 1 Capital.

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

     Most of the Corporation's assets are highly liquid and of high credit quality. The Corporation maintains excess liquidity through its base of liquid assets. Liquid assets consist of cash and due from banks, interest-bearing deposits with banks, federal funds sold, securities purchased under resale agreements, securities borrowed, trading assets, and securities available for sale. Securities purchased under resale agreements and securities borrowed are virtually all short-term in nature and are collateralized with U.S. government or other marketable securities, or cash equivalents. Trading assets are marked to market daily and primarily consist of swaps, options and other derivative contracts, foreign government securities, corporate debt securities, U.S. government and agency securities, and equity securities. The Corporation's liquid assets amounted to $107.6 billion as of September 30, 1997, $101.1 billion as of June 30, 1997, and $97.5 billion as of December 31, 1996, which equaled 76 percent, 76 percent, and 79 percent of gross total assets at those dates respectively.

                                Cash Flows

     The following comments apply to the consolidated statement of cash flows, which appears on page 6.

     Cash and due from banks increased by $57 million during the first nine months of 1997 as the sum of the net cash provided by financing activities and operating activities exceeded the net cash used in investing activities. The $12.6 billion of net cash provided by financing activities was primarily the result of cash inflows from the net change in deposits ($15.7 billion) and issuances of long-term debt ($5.5 billion), partially offset by repayments of long-term debt ($4.9 billion) and cash outflows from the net change in securities loaned and securities sold under repurchase agreements ($3.2 billion). The $572 million of net cash provided by operating activities was largely the result of cash inflows from the net change in trading liabilities ($2.7 billion) and earnings adjusted for noncash charges and credits ($1.2 billion), offset in part by cash outflows from the net change in trading assets ($3.2 billion). Within the investing activities category, the $13.1 billion of net cash used was primarily the result of cash outflows from the net change in securities purchased under resale agreements ($6.9 billion) and loans ($5.7 billion), as well as purchases of securities available for sale ($4.3 billion). This was partly offset by cash inflows from maturities and other redemptions of securities available for sale ($2.4 billion).

     Cash and due from banks decreased by $1.5 billion during the first nine months of 1996 as the net cash used in investing activities exceeded the sum of the net cash provided by financing activities and net cash provided by operating activities. Within the investing activities category, cash outflows from the net changes in securities purchased under resale agreements ($8.8 billion), securities borrowed ($4.1 billion), loans ($2.4 billion), interest-bearing deposits with banks ($2.1 billion) and purchases of securities available for sale ($4.2 billion), were partially offset by cash inflows from maturities and other redemptions of securities available for sale ($2.3 billion). The $16.4 billion of net cash provided by financing activities was largely the result of cash inflows from the net changes in securities loaned and securities sold under repurchase agreements ($9.3 billion), other short-term borrowings ($3.0 billion), deposits ($2.9 billion) and issuances of long-term debt ($2.6 billion).
The $748 million of net cash provided by operating activities primarily resulted from cash inflows from the net change in receivables and payables from securities transactions ($2.3 billion), partly offset by cash outflows from net changes in other operating assets and liabilities, net ($1.0 billion) and trading liabilities ($851 million).

                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at September 30, 1997 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval
                                                             Non-
                                                        interest-
(in billions)             Within     1 - 5      After     bearing
September 30, 1997        1 year     years    5 years       funds   Total
Assets                    $ 99.6     $ 3.0      $ 3.6      $ 33.9 $ 140.1
Liabilities and preferred
 stock                     (91.0)     (5.9)      (5.1)      (32.7) (134.7)
Common stockholders' equity    -         -          -        (5.4)   (5.4)
Effect of off-balance sheet
 hedging instruments       (14.1)      8.8        5.3           -       -
Interest rate
 sensitivity gap          $ (5.5)     $ 5.9       $ 3.8    $ (4.2) $    -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                            September 30,   December 31,
                                                     1997           1996
CASH BASIS LOANS
  Domestic
    Commercial and industrial                        $ 81          $ 117
    Secured by real estate                            108            233
Total domestic                                        189            350
  International
    Commercial and industrial                          65             57
    Secured by real estate                             32             39
    Financial institutions                              -              4
    Other                                              12              2
Total international                                   109            102
Total cash basis loans                               $298          $ 452

Ratio of cash basis loans to total gross loans        1.4%           2.9%

Ratio of allowance for credit losses to cash
 basis loans (1)                                     255%           171%

RENEGOTIATED LOANS
Secured by real estate                                $37            $37
Total renegotiated loans                              $37            $37

OTHER REAL ESTATE                                    $190           $213

OTHER NONPERFORMING ASSETS
Assets acquired in credit workouts                     $5            $10
Total other nonperforming assets                       $5            $10

Loans 90 days or more past due and still
 accruing interest                                     $-             $-

(1) Ratio was computed using the allowance for credit losses that had been allocated to loans of $759 million and $773 million at September 30, 1997 and December 31, 1996, respectively.

     An analysis of the changes in the Corporation's total cash basis loans during the first nine months of 1997 follows (in millions).


Balance, December 31, 1996                                         $ 452
Net transfers to cash basis loans                                     87
Net paydowns                                                       (113)
Charge-offs                                                         (66)
Transfers to other real estate                                      (10)
Other                                                               (52)
Balance, September 30, 1997                                        $ 298


     The Corporation's total cash basis loans amounted to $298 million at September 30, 1997, down $154 million, or 34 percent, from December 31, 1996.

     This decline is primarily attributable to decreases in loans secured by real estate ($132 million) and highly leveraged loans ($61 million). Within cash basis loans, loans secured by real estate were $140 million and $272 million at September 30, 1997 and December 31, 1996, respectively. Commercial and industrial loans to highly leveraged borrowers were $56 million and $117 million at September 30, 1997 and December 31, 1996, respectively.

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

                                                         Nine Months Ended
                                                           September 30,
 (in millions)                                          1997        1996
Domestic Loans
 Gross amount of interest that would have
  been recorded at original rate                         $14         $31
 Less, interest, net of reversals, recognized
  in interest revenue                                      3           5
Reduction of interest revenue                             11          26
International Loans
 Gross amount of interest that would have
  been recorded at original rate                           4           8
 Less, interest, net of reversals, recognized
  in interest revenue                                      -           -
Reduction of interest revenue                              4           8
Total reduction of interest revenue                      $15         $34


HIGHLY LEVERAGED TRANSACTIONS

     Amounts included in the table and discussion which follow generally reflect the definition that the Corporation uses in order to monitor the extent of its exposure to highly leveraged transactions ("HLTs"). See page 41 of Exhibit 99.1 to the Form 8-K for a detailed discussion of the definition.


Highly Leveraged Transactions
                                               September 30, December 31,
(in millions)                                        1997        1996
Loans
  Senior debt                                         $2,110      $1,587
  Subordinated debt                                       53          76
Total loans                                           $2,163      $1,663

Unfunded commitments
  Commitments to lend                                 $1,128      $  875
  Letters of credit                                      181         128
Total unfunded commitments                            $1,309      $1,003

Equity investments                                    $  834      $  665

Commitments to invest                                 $  698      $  425

     The Corporation's outstanding loans were to 163 separate borrowers in 47 separate industry groups at September 30, 1997, compared to 127 separate borrowers in 43 separate industry groups at December 31, 1996. The food, wholesale and retail group at 29 percent was the only industry concentration which exceeded 10 percent of total HLT loans outstanding at September 30, 1997.

     In addition to the amounts shown in the table above, at September 30, 1997, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $530 million (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

     During the first nine months of 1997, the Corporation originated $4.0 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

     All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding per borrower for the portfolio at September 30, 1997 was less than $14 million. However, at September 30, 1997, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 10 separate highly leveraged borrowers.

     At September 30, 1997, $56 million of the HLT loan portfolio was on a cash basis. In addition, $4 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $23 million of HLT loans were recorded in the first nine months of 1997. In addition, the Corporation recorded a net gain of $74 million in connection with the sales and/or write-offs of certain equity investments in highly leveraged companies during the first nine months of 1997.

     Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $108 million during the first nine months of 1997 and that as of September 30, 1997, approximately $14 million of fees were deferred and will be recognized as future revenue.

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


RECENT DEVELOPMENTS

    On October 20, 1997, the Corporation and Metropolitan Life Insurance Company ("MetLife") announced that they have entered into an agreement whereby MetLife will acquire the Corporation's defined contribution recordkeeping and participant services businesses. The transaction is expected to close by year-end, and the Corporation expects to recognize a gain on the sale in the fourth quarter.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) A Special Meeting of Stockholders was held on August 13, 1997.

  (b) The following are the voting results on the matter which was submitted to the stockholders:


                                    For      Against  Withheld


Resolutions
To approve the issuance of up
to 25,957,061 shares of Bankers
Trust New York Corporation
common stock and associated
purchase rights pursuant to
the merger of Alex. Brown
Incorporated with and into a
wholly-owned subsidiary of
Bankers Trust New York
Corporation.                       58,702,969   533,806   293,001



     The text of the matters referred to under this Item 4 is set forth in the Proxy Statement/Prospectus dated July 11, 1997 previously filed with the Commission and incorporated herein by reference.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust New York Corporation filed five reports on Form 8-K during the quarter ended September 30, 1997.

         - The report dated July 17, 1997, and amended by the Form 8-K/A filed on July 18, 1997 filed the Corporation's Press Release dated July 17, 1997, which announced earnings for the quarter ending June 30, 1997.

         - The report dated August 14, 1997 and filed on August 20, 1997 reported that Bankers Trust Company, a wholly owned subsidiary of Bankers Trust New York Corporation had entered into an agreement to sell the office building located at 280 Park Avenue for $321 million, and is expected to recognize a gain of approximately $75 million. In addition, the report filed a press release which announced that the Corporation and Bankers Trust Company had elected four directors to its board, and filed the Corporation's opinion of counsel delivered in connection with the issuance of the Corporation's 7.15% Subordinated Notes due August 14, 2012.

         - The report dated September 1, 1997 and filed on September 4, 1997, announced that on September 1, 1997, Alex. Brown Incorporated merged into BT Alex Brown Holdings Incorporated, a wholly owned subsidiary of Bankers Trust New York Corporation, and filed year-end historical Alex. Brown Incorporated financial information as well as certain Pro Forma Combined Financial Statements.

         - The report dated September 1, 1997 and filed on September 9, 1997, filed certain 1996 year-end and 1997 quarterly supplemental financial information restating the Corporation's historical consolidated financial statements to reflect the Merger.

         - The report dated September 1, 1997 and filed on September 12, 1997, filed 1997 first and second quarter historical Alex. Brown Incorporated financial information.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1997.


                                   BANKERS TRUST NEW YORK CORPORATION



                                   BY: /S/ RONALD HASSEN
                                           RONALD HASSEN
                                           Senior Vice President
                                          (Principal Accounting Officer)









                    BANKERS TRUST NEW YORK CORPORATION
                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               EXHIBIT INDEX



 (4) Instruments Defining the Rights of Security
      Holders, Including Indentures

       (v) -   Long-Term Debt Indentures                              (a)

(10) Material Contracts

       iii (a) Management Contracts and Compensation Plans

               (1) Employment agreement with Alvin B. Krongard
               (2) Employment agreement with Mayo A. Shattuck III
               (3) Split-Dollar Insurance Agreement
               (4) Alex. Brown Incorporated 1991 Equity Incentive Plan

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