Form 10-K
period 1997-12-31
BANKERS TRUST NEW YORK CORP
filed 1998-03-05
CIK 9749

--------------------------------------------------------------------------------


                       BANKERS TRUST NEW YORK CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


Pages 1-9 represent portions of the 1997 Annual Report to Stockholders which are not required by the Form 10-K report and are not "filed" as part of the Form 10-K.

The Form 10-K cover page and cross reference index are on pages 92 and 93, respectively.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

Table 1 Five-Year Summary of Selected Financial Data

-------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per share data)                                    1997        1996        1995        1994        1993
-------------------------------------------------------------------------------------------------------------------------------
For the Year
  Net interest revenue                                                $  1,359    $  1,057    $    884    $  1,216    $  1,346
  Noninterest revenue                                                    4,891       4,117       3,129       3,013       3,945
  Income before cumulative effects of accounting changes              $    866    $    766    $    311    $    686    $  1,159
  Cumulative effects of accounting changes                                --          --          --          --           (75)
-------------------------------------------------------------------------------------------------------------------------------
  Net income                                                          $    866    $    766    $    311    $    686    $  1,084
===============================================================================================================================
Per Common Share
  Basic Earnings Per Share(1)
    Income before cumulative effects of accounting changes            $   8.15    $   7.12    $   2.62    $   6.61    $  11.12
    Cumulative effects of accounting changes                              --          --          --          --          (.73)
-------------------------------------------------------------------------------------------------------------------------------
  Net income                                                          $   8.15    $   7.12    $   2.62    $   6.61    $  10.39
===============================================================================================================================
  Diluted Earnings Per Share (1)
    Income before cumulative effects of accounting changes            $   7.66    $   6.76    $   2.54    $   6.34    $  10.67
    Cumulative effects of accounting changes                              --          --          --          --          (.70)
-------------------------------------------------------------------------------------------------------------------------------
  Net income                                                          $   7.66    $   6.76    $   2.54    $   6.34    $   9.97
===============================================================================================================================
  Cash dividends declared                                             $   4.00    $   4.00    $   4.00    $   3.70    $   3.24
    --as a percentage of net income (2)                                     52%         59%        157%         63%         34%
  Book value, end of year                                                49.06       49.21       45.73       47.74       45.54
  Market price
    High                                                               133 5/8      90 7/8          72      84 5/8      83 1/2
    Low                                                                     74          61      49 3/4      54 3/4      65 3/4
    End of year                                                       112 7/16      86 1/4      66 1/2      55 3/8      79 1/8
  Price/earnings ratio, end of year (2)                                  13.8X       12.1X       25.4X        8.4X        7.1X
  Cash dividend yield, end of year                                         3.6%        4.6%        6.0%        7.2%        4.5%
At Year End
  Total assets                                                        $140,102    $122,543    $106,199    $ 98,362    $ 93,365
  Long-term debt not included in risk-based capital                     11,275       8,732       7,127       4,317       3,296
  Long-term debt included in risk-based capital                          3,312       2,576       2,360       2,225       2,378
  Mandatorily redeemable capital securities of subsidiary
    trusts holding solely junior subordinated deferrable interest
    debentures included in risk-based capital                            1,472         730        --          --          --
  Preferred stock of subsidiary                                           --           250         250         250         250
  Preferred stock (Corporation)                                            658         810         865         395         250
  Common stockholders' equity                                            5,050       5,068       4,608       4,682       4,630
  Total stockholders' equity                                             5,708       5,878       5,473       5,077       4,880
Profitability Ratios
  Return on average common stockholders' equity (2)                       15.6%       14.5%        5.7%       14.0%       26.5%
  Return on average total stockholders' equity (2)                        14.6%       13.3%        5.9%       13.4%       25.3%
  Return on average total assets (2)                                       .63%        .63%        .28%        .65%       1.34%
Capital Ratios
  Common stockholders' equity to total assets, end of year                 3.6%        4.1%        4.3%        4.8%        5.0%
  Total stockholders' equity to total assets, end of year                  4.1%        4.8%        5.2%        5.2%        5.2%
  Average total stockholders' equity to average total assets               4.4%        4.7%        4.7%        4.8%        5.3%
  Bankers Trust New York Corporation:
    Risk-Based Capital Ratios
        Tier 1 Capital                                                     8.3%        9.3%        9.0%        9.5%        8.9%
        Total Capital                                                     14.1%       13.8%       14.0%       14.8%       14.5%
    Leverage Ratio                                                         4.4%        5.9%        5.4%        5.5%        6.6%
  Bankers Trust Company:
    Risk-Based Capital Ratios
        Tier 1 Capital                                                     9.0%        9.3%        9.5%        9.9%        9.4%
        Total Capital                                                     12.3%       12.9%       12.8%       12.9%       13.0%
    Leverage Ratio                                                         5.4%        5.3%        5.1%        5.9%        6.0%
Employees, at December 31
  In domestic offices                                                   10,585      11,055      10,137      10,545      10,454
  In foreign offices                                                     7,701       6,881       6,365       6,314       5,298
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                               18,286      17,936      16,502      16,859      15,752
===============================================================================================================================

(1) Earnings Per Share for all periods prior to 1997 have been restated in connection with the adoption of SFAS 128.
(2)   The 1993 figures exclude the cumulative effects of accounting changes.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------
FINANCIAL REVIEW
--------------------------------------------------------------------------------

Management's discussion and analysis of Bankers Trust New York Corporation's results of operations and financial condition appears on pages 11 through 37. The discussion and analysis should be read in conjunction with the financial statements and supplemental financial data, which begin on page 40.

The Merger

On September 1, 1997, Alex. Brown Incorporated ("Alex. Brown") was merged into a wholly-owned subsidiary of Bankers Trust New York Corporation (the "Merger"). In conjunction with the Merger, approximately 22 million shares of common stock were issued in exchange for all the outstanding shares of Alex. Brown's common stock (based on an exchange ratio of 0.83 shares of Bankers Trust New York Corporation's common stock for each share of Alex. Brown's common stock). The Merger was treated as a tax free exchange.

      The consolidated financial statements give retroactive effect to the Merger in a transaction accounted for as a pooling-of-interests. The pooling-of-interests method of accounting requires the restatement of all periods presented as if Alex. Brown and Bankers Trust New York Corporation together with its subsidiaries (the "Corporation" or the "Firm") had always been combined. The consolidated statement of changes in stockholders' equity reflects the accounts of the Corporation as if the additional common stock had been issued during all the periods presented.

Results of Operations

Summary of 1997 Results

For the year 1997, the Corporation earned $866 million, or $7.66 diluted earnings per share. For the year 1996, the Corporation earned $766 million, or $6.76 diluted earnings per share.

      For the year, total net revenue (net interest revenue after provision for credit losses plus noninterest revenue) of $6.220 billion was up $1.051 billion, or 20 percent, from 1996. Revenue for the year was at the Corporation's highest level in history.

      Total noninterest expenses for the year increased $943 million, or 23 percent, from 1996. This increase was primarily due to higher incentive compensation and employee benefits related to the improved financial performance. Also included in noninterest expenses for 1997 were restructuring charges of $57 million associated with the Merger, such as severance, lease terminations and direct costs of completing the Merger, and other integration costs of $42 million.

      At December 31, 1997, total cash basis loans amounted to $240 million, down from $452 million at December 31, 1996.

Organizational Highlights

The Corporation delivers a wide range of financial products and services worldwide principally through eight broad Organizational Units. Five units are organized around specific products and services: Investment Banking, Risk Management Services, Trading & Sales, Private Client Services Group, and Global Institutional Services. Three additional units are organized to deliver these same types of financial products and services with the unique local expertise necessary to operate successfully in Australia/New Zealand, Asia and Latin America.

      Organizational Unit business results are determined based on the Corporation's internal management accounting process, which allocates revenue and expenses among the organizational units. Because the Corporation's business is diverse in nature and its operations are integrated, it is impractical to segregate respective contributions of the organizational units with precision. As a result, estimates and judgments have been made to apportion revenue and expense items. In addition, certain revenue and expenses have been segregated and reported in Corporate/Other because in the opinion of management, they could not be reasonably allocated or because their contributions to a particular organizational unit would be distortive. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way management views its business and is not necessarily comparable with similar information disclosed by other financial institutions. In order to provide comparability from one period to the next, the Corporation will generally restate this analysis to conform with material changes in the allocation process and/or significant changes in organizational structure. The information presented below reflects the results by Organizational Units (in millions):


                                            Total Non-      Pretax          Net
Year Ended                       Total Net    interest      Income/      Income/
December 31, 1997                  Revenue    Expenses       (Loss)       (Loss)
--------------------------------------------------------------------------------
Investment Banking                 $ 2,041     $ 1,184     $   857      $   599
Risk Management
  Services                             348         363         (15)         (12)
Trading & Sales                        588         316         272          190
Private Client
  Services Group                       666         551         115           80
Global Institutional
  Services                           1,015         849         166          117
Australia/New Zealand                  559         412         147          103
Asia                                    43         116         (73)         (52)
Latin America                          650         495         155          107
Corporate/Other                        310         695        (385)        (266)
--------------------------------------------------------------------------------
Total                              $ 6,220     $ 4,981     $ 1,239      $   866
================================================================================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

                                            Total Non-      Pretax          Net
Year Ended                       Total Net    interest      Income/      Income/
December 31, 1996*                 Revenue    Expenses       (Loss)       (Loss)
--------------------------------------------------------------------------------
Investment Banking                 $ 1,548     $   885     $   663      $   449
Risk Management
  Services                             285         301         (16)         (11)
Trading & Sales                        420         265         155          105
Private Client
  Services Group                       610         509         101           68
Global Institutional
  Services                             839         740          99           67
Australia/New Zealand                  512         319         193          131
Asia                                   133         104          29           20
Latin America                          527         411         116           78
Corporate/Other                        295         504        (209)        (141)
--------------------------------------------------------------------------------
Total                              $ 5,169     $ 4,038     $ 1,131      $   766
================================================================================

                                            Total Non-      Pretax          Net
Year Ended                       Total Net    interest      Income/      Income/
December 31, 1995*                 Revenue    Expenses       (Loss)       (Loss)
--------------------------------------------------------------------------------
Investment Banking                  $1,199      $  599      $  600       $  409
Risk Management
  Services                             212         308         (96)         (67)
Trading & Sales                        334         224         110           76
Private Client
  Services Group                       505         455          50           30
Global Institutional
  Services                             777         647         130           91
Australia/New Zealand                  445         295         150          106
Asia                                    77         101         (24)         (17)
Latin America                          268         439        (171)        (120)
Corporate/Other                        165         445        (280)        (197)
--------------------------------------------------------------------------------
Total                               $3,982      $3,513      $  469       $  311
================================================================================
* Prior year information has been restated to conform to the current year presentation.

      Investment Banking delivers the Firm's full range of financing, advisory and research products and services to corporate, financial institution and investor clients. Services include underwriting, distribution and trading of public equity and debt (both investment grade and high-yield); private placements and structured finance; and merger and acquisition advisory services. The unit is also responsible for the Firm's private equity investments. The Corporation's asset-based lending activities are included in Investment Banking. In 1997, Investment Banking net income was $599 million, up $150 million from 1996. The increase from the prior year reflected higher revenue from corporate finance activities in addition to higher revenue from private equity investments. Investment Banking 1996 net income of $449 million, which was up $40 million from 1995, reflected strong results from corporate finance activities including loan syndication, private placements and underwritings. Investment Banking net income in 1995 benefited from an after-tax gain of $144 million from the sale of a substantial portion of the Corporation's investment in Northwest Airlines Corporation.

      Risk Management Services assists clients in the management of their financial and economic risk. Products and services include interest rate, currency, equity, commodity and credit derivatives, as well as risk management advisory services. This unit also manages the Corporation's risk associated with client derivative transactions. The 1997 net loss of $12 million compared to a net loss of $11 million in 1996. The 1997 results included less favorable trading results including losses from equity derivatives and Asian activities as compared to 1996 offset by improved revenue from new client derivative transactions. The 1996 results included losses associated with the steep drop in the price of copper early in the year. The 1996 net loss of $11 million compared to a net loss of $67 million in 1995. Revenues from new client derivative transactions increased during 1996 as compared to 1995.

      Trading & Sales provides financial products and services to the Corporation's clients and enters into securities, currency, commodity, and derivatives transactions on a proprietary basis. The unit is also responsible for the Corporation's worldwide funding as well as its capital and liquidity management. Trading & Sales net income of $190 million increased $85 million, or 81 percent, from 1996 primarily due to higher revenue from foreign exchange and arbitrage activities. Net income of $105 million for the year ended 1996 increased 38 percent from 1995 net income of $76 million. The increase was attributable to arbitrage and foreign exchange trading activities.

      Private Client Services Group provides investment management services in the global securities markets, financial planning services and market research and investment strategies for high net worth individuals. Private Client Services Group net income of $80 million increased $12 million from 1996. The current year included higher fees for brokerage services and improved revenues from fiduciary and funds management. Net income of $68 million for 1996 increased $38 million from 1995.

      Global Institutional Services provides asset management services, corporate trust and agency services, cash management services and trade finance services to financial institutions, corporations and governments and their agencies around the world. Asset management services include: custody, investment management, securities lending, brokerage, retirement administration, performance and risk measurement. The unit also provides trustee, depository and agency services for issuers of debt securities and depository receipts. Cash and trade services include global payments and collections, cash concentration and investments and trade finance products. Global Institutional Services net income of $117 million increased $50 million from 1996 net income. The 1997 results benefited from the acquisition of NationsBank's institutional trust business. The 1997 results also included a $41 million after-tax gain on the sale of the Corporation's defined contribution recordkeeping and participant services business. Net income of $67 million for the year ended 1996 decreased from 1995 net income of $91 million.

      Australia/New Zealand provides funds management, corporate finance, and financial markets services to local and international clients, and trades for its own account in related markets. Australia/New Zealand net income was $103 million, down from $131 million in 1996. The decline in net income from the prior year was mainly attributable to an increase in personnel-related costs as a result of higher staff levels offset partly by improved revenue from trading activities and fiduciary and funds management. Australia/New Zealand 1996 net income of $131 million was up from $106 million in 1995. The 1996 results reflected strong investment management and trading results. As of December 31, 1997 assets under management in Australia/New Zealand's investment management business were approximately $41 billion, compared to $37 billion and $28 billion in 1996 and 1995, respectively.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

      Asia provides advisory and corporate finance services to financial institutions, governments and both state-owned and private businesses. In addition, it engages in arbitrage trading and equity investments. Asia net loss in 1997 was $52 million compared to net income of $20 million in 1996. The current year included mark-to-market losses on fixed income securities and swaps with Asian counterparties resulting from the market turmoil and widening credit spreads in Asia. In addition, the Corporation recognized a decline in value for certain investments and took other credit-related charges in Southeast Asia. Net income of $20 million in 1996 compared to a $17 million loss in 1995. The 1996 results reflected strong revenue from trading activities as compared to 1995.

      Latin America engages in trading and distribution, origination and underwriting of corporate finance securities, mergers and acquisitions services and private equity investments. In addition, this organizational unit, through the Corporation's fifty percent owned Chilean insurance subsidiary, underwrites pension-related life and disability insurance and sells pension-related life annuities. Latin America net income in 1997 was $107 million, up $29 million from 1996 net income of $78 million which compared to a 1995 net loss of $120 million. The 1997 results included a $37 million after-tax gain on the sale of fifty percent of the Corporation's stake in Consorcio, a Chilean insurance company. The 1996 results included a $22 million after-tax gain on the sale of Compensa, which was the smaller of the Corporation's two Chilean insurance subsidiaries. The 1995 results included losses from derivative trading activities.

      Corporate/Other includes the unallocated costs of corporate staff together with the notional interest income on the Corporation's capital accounts. In addition, the provision for credit losses and various special charges and reserves are reflected within Corporate/Other. Corporate/Other net loss for 1997 was $266 million compared with a 1996 net loss of $141 million and a net loss of $197 million in 1995. The 1997 results included a $30 million provision for credit losses, increased incentive compensation and employee benefits, consulting expenses associated with several strategic and infrastructure improvement projects, $57 million in pre-tax restructuring charges and $42 million in other integration costs. The 1997 results also included a pre-tax gain of $76 million on the sale of 280 Park Avenue, a midtown Manhattan office building. The most notable items in 1996 were $20 million of pre-tax reserves related to the transaction processing business in addition to higher levels of legal and professional fees. The 1996 results also included a gain on the sale of Golden American Life Insurance Company, an indirect wholly-owned subsidiary of the Corporation acquired in satisfaction of debt in 1992.

Financial Reporting Matters

      At December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is calculated by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS. All periods presented have been restated to conform with SFAS 128.

      As used throughout this Annual Report, the term "International" signifies information based on the domicile of the customer, whereas the term "Foreign Office" refers to the location in which the transaction is recorded.

Statement of Income Analysis

Net Interest Revenue

Net interest revenue for 1997 was $1.359 billion, up $302 million, or 29 percent from 1996. Net interest revenue for 1996 was $1.057 billion, up $173 million, or 20 percent, from 1995.

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

      The Firm's nontrading-related net interest revenue, generally a more stable component of overall net interest revenue than trading-related net interest revenue, was $818 million in 1997, compared to $780 million in 1996.

      For the 1996 versus 1995 comparison, net interest revenue increased by $173 million due to a $118 million, or 74 percent increase in trading-related net interest revenue, which totaled $277 million for 1996. Total nontrading-related net interest revenue was $780 million for 1996 compared to $725 million in 1995.

      In 1997, the interest rate spread was 1.09 percent compared to .74 percent in 1996. Net interest margin increased to 1.33 percent from 1.13 percent. The yield on interest-earning assets rose by 17 basis points. The cost of interest-bearing liabilities declined by 18 basis points.

      In 1996, the interest rate spread was .74 percent compared to .79 percent in 1995. Net interest margin increased slightly to 1.13 percent from 1.11 percent. The yield on interest-earning assets declined by 38 basis points and was mostly offset by a decline in the cost of interest-bearing liabilities of 33 basis points.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

Table 2 Net Interest Revenue Analysis

The table below presents the Corporation's trend of net interest revenue, average balances and rates. For further details on these statistics, see pages 83 through 85.

---------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                    1997        1996        1995
---------------------------------------------------------------------------------------
Net interest revenue
Book basis                                             $  1,359    $  1,057    $    884
Tax equivalent adjustment*                                   26          16          41
---------------------------------------------------------------------------------------
Fully taxable basis                                    $  1,385    $  1,073    $    925
=======================================================================================
Average balances
Interest-earning assets                                $104,334    $ 95,326    $ 83,534
Interest-bearing liabilities                            100,154      89,336      79,405
---------------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds   $  4,180    $  5,990    $  4,129
=======================================================================================
Average rates (fully taxable basis)
Yield on interest-earning assets                           7.01%       6.84%       7.22%
Cost of interest-bearing liabilities                       5.92        6.10        6.43
---------------------------------------------------------------------------------------
Interest rate spread                                       1.09         .74         .79
Contribution of noninterest-bearing funds                   .24         .39         .32
---------------------------------------------------------------------------------------
Net interest margin                                        1.33%       1.13%       1.11%
=======================================================================================

* The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments (which recognize the income tax savings on tax-exempt assets) was 41 percent for 1997 and 42 percent for 1996 and 1995.

Provision for Credit Losses

The provision for credit losses amounted to $30 million for 1997, compared with $5 million for 1996 and $31 million in 1995. A discussion of the Corporation's summary of credit loss experience, including charge-off procedures and the adequacy of the allowance for credit losses, appears on page 29.

Trading Revenue

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

                                                          Trading-
                                                           Related
                                                               Net
                                              Trading     Interest
(in millions)                                 Revenue      Revenue         Total
--------------------------------------------------------------------------------
Year Ended December 31, 1997
Interest rate risk                             $  463       $  603        $1,066
Foreign exchange risk                             277           --           277
Equity and commodity risk                         345          (62)          283
--------------------------------------------------------------------------------
Total                                          $1,085       $  541        $1,626
================================================================================
Year Ended December 31, 1996
Interest rate risk                             $  474       $  321        $  795
Foreign exchange risk                             178           --           178
Equity and commodity risk                         362          (44)          318
--------------------------------------------------------------------------------
Total                                          $1,014       $  277        $1,291
================================================================================
Year Ended December 31, 1995
Interest rate risk                             $  120       $  222        $  342
Foreign exchange risk                              36           --            36
Equity and commodity risk                         325          (63)          262
--------------------------------------------------------------------------------
Total                                          $  481       $  159        $  640
================================================================================

Interest Rate Risk

As indicated above, a significant portion of the Firm's trading and risk management activities involve positions in interest rate instruments and related derivatives. The revenue from these activities can periodically shift between trading and trading-related net interest revenue, depending on a variety of factors, including risk management activities. In 1997 trading and trading-related net interest revenue was $1.066 billion, up $271 million, or 34 percent, compared to 1996. The increase was principally due to improved performance in U.S., Asian, Russian and Latin American markets.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      During 1996 total trading revenue and trading-related net interest revenue associated with interest rate positions rose by 132 percent to $795 million from $342 million in 1995. This increase in 1996 was primarily due to a rebound in the Firm's activities in Latin America. This rebound was attributable to a return to normal volatility levels in the region. Conversely, 1995 was a year marked, especially in the early months, by heightened volatility in Latin American interest rates coupled with liquidity problems resulting from the Mexican peso devaluation. Also affecting this category in 1996 was an increase in the volume of London, New York, and Tokyo interest rate products, and increased revenue from U.S. bonds attributable to increased capital inflows to the market.

Foreign Exchange Risk

The Firm's trading and risk management strategies also involve positions in foreign exchange and currency related derivatives such as swaps, options, forwards and other similar types of contracts.

      The trading revenue related to foreign exchange risk increased $99 million, or 56 percent in 1997, compared to 1996. The increase primarily related to strong results from client trading activities as well as gains in Asian foreign exchange markets.

      Trading revenue related to foreign exchange risk was $178 million in 1996, compared with $36 million in 1995. Improved performance in the Australian, Asian, and Latin American foreign exchange markets was the primary reason for the $142 million increase.

Equity and Commodity Risk

The Firm's trading and risk management activities also include positions in equity securities and commodities and related derivatives.

      Total trading and trading-related net interest revenue related to equity and commodity risk decreased $35 million in 1997 compared to 1996. This decrease resulted from losses from equity derivatives and activities in Asian markets, partially offset by improved performance in the commodity derivative books, as 1996 included the effects of a drop in copper prices.

      Total trading and trading-related net interest revenue related to equity and commodity risk increased $56 million in 1996 compared to 1995. This increase primarily related to strong results from equity arbitrage trading activities and increases from OTC trading partially offset by losses incurred in the commodity derivatives books when copper prices dropped sharply in 1996.

Noninterest Revenue (Excluding Trading)

The following table presents noninterest revenue (in millions):

Year Ended December 31,                             1997        1996        1995
--------------------------------------------------------------------------------
Fiduciary and funds management                    $1,059      $  876      $  764
Corporate finance fees                             1,113         922         691
Other fees and commissions                           606         534         479
Net revenue from equity
 investment transactions                             224         230         153
Securities available for sale gains                  158          75         180
Insurance premiums                                   287         230         234
Other                                                359         236         147
--------------------------------------------------------------------------------
Total                                             $3,806      $3,103      $2,648
================================================================================

      Fiduciary and funds management revenue was up $183 million, or 21 percent, from 1996, which was up $112 million from 1995. Funds management, client processing services and global private banking commissions contributed to the increase in 1997. In 1996 as compared to 1995 all major activities within this category contributed to the revenue growth, which resulted from higher transaction volumes, as well as a higher level of assets under management.

      Corporate finance fees were up $191 million, or 21 percent from 1996, which were up $231 million from 1995. The increase in 1997 was primarily due to higher fees for arranging bond and equity financings, higher merger and acquisition fees and higher loan syndication fees. The increase in 1996 as compared to 1995 was primarily due to a higher volume of securities underwriting, financial advisory and private placement activities.

      Net revenue from equity investment transactions was down $6 million, or 3 percent, from 1996, which was up $77 million from 1995. The 1995 results included a $62 million gain on the sale of a portion of the Corporation's merchant banking investment in Northwest Airlines Corporation.

      Securities available for sale gains were up $83 million, or 111 percent, from 1996, which were down $105 million from 1995. The increase in 1997 was primarily due to increased gains on sales of equity securities. The 1995 results included a $145 million gain on the sale of most of the Corporation's merchant banking investment in Northwest Airlines Corporation.

      Insurance premiums increased $57 million, or 25 percent, from 1996. The increase in 1997 was due to increased annuity and traditional life insurance activity. Insurance premiums in 1996 were $4 million lower than 1995. This decrease was mainly due to the sale of Compensa, which was the smaller of the Corporation's two Chilean insurance subsidiaries, in the second quarter of 1996, partially offset by increased annuity and traditional life insurance activity at Consorcio.

      Other noninterest revenue increased $123 million, or 52 percent, from 1996. The current year included a pre-tax gain of $76 million on the sale of 280 Park Avenue, a midtown Manhattan office building that was previously the headquarters of the Corporation, a pre-tax gain of $62 million on the sale of the Corporation's defined contribution recordkeeping and participant services business, as well as a gain on the sale of 50 percent of the Corporation's stake in Consorcio, a Chilean insurance company. The Corporation recognized a decline in value for certain Southeast Asian investments that partially offset these gains. Other noninterest revenue in 1996 was


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

$89 million higher than 1995. The increase in 1996 compared to 1995 was primarily due to a $31 million pre-tax gain on the sale of Compensa, as well as a gain on the sale of Golden American Life Insurance Company, an indirect wholly-owned subsidiary of the Corporation acquired in satisfaction of debt in 1992.

Noninterest Expenses

The following table presents noninterest expenses (in millions):

Year Ended December 31,                             1997        1996        1995
--------------------------------------------------------------------------------
Salaries and commissions                          $1,273      $1,154      $1,045
Incentive compensation and
  employee benefits                                1,726       1,216         832
Agency and other professional
  service fees                                       391         321         327
Communication and data services                      231         237         220
Occupancy, net                                       181         174         177
Furniture and equipment                              224         186         177
Travel and entertainment                             142         113         104
Provision for policyholder benefits                  333         280         271
Other                                                423         357         310
Restructuring charges                                 57          --          50
--------------------------------------------------------------------------------
Total                                             $4,981      $4,038      $3,513
================================================================================

      Total noninterest expenses increased $943 million, or 23 percent, from 1996. Salaries and commissions expense increased $119 million, or 10 percent in 1997, due to an increase in the average number of employees and to annual pay increases. Incentive compensation and employee benefits increased $510 million, or 42 percent, due to higher profitability and an increase in the average number of employees. The number of full time staff at December 31, 1997 was 18,286 compared to 17,936 at December 31, 1996.

      All other noninterest expenses totaled $1.982 billion compared with $1.668 billion for 1996. Included in the 1997 amount were $57 million of restructuring charges associated with the Merger such as severance, lease termination and direct costs of completing the Merger, and other integration costs of $42 million.

      Total noninterest expenses increased $525 million in 1996 from 1995. Salaries and commissions expense increased $109 million, or 10 percent. Incentive compensation and employee benefits expense increased $384 million, or 46 percent, reflecting an increase in incentive compensation awards in response to increasingly competitive market conditions and improved financial performance.

      All other noninterest expenses totaled $1.668 billion for 1996, compared with $1.636 billion for 1995. Included in the 1996 amount were reserves related to the transaction processing business.

      The Corporation has initiated a firm-wide program (the "Year 2000 Program") to prepare its computer systems, applications and infrastructure for properly processing dates after December 31, 1999. The Year 2000 will require modifications to certain of the Corporation's existing software or, in some cases, conversions to new software.

      The Corporation has initiated formal communications with all of its significant obligors, counterparties, other credit clients and vendors to determine the extent to which the Firm may be affected by those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies or counterparties on which the Corporation relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Corporation's systems, would not have a material adverse effect on the Corporation.

      The Corporation expects to incur internal staff costs as well as consulting and other outside expenses related to infrastructure and facilities enhancements necessary to prepare systems for the Year 2000. The Corporation plans to complete the Year 2000 modifications for its major operating systems by December 31, 1998 or earlier. Testing and conversion of system applications is expected to cost approximately $180 million to $230 million over the next three years. A significant portion of these costs are not likely to be incremental costs to the Firm, but rather will represent the redeployment of existing information technology resources. To date, the Corporation has incurred and expensed approximately $20 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 Program and the development of a remediation plan.

      The costs of the Year 2000 Program and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      The Corporation is also engaged in a global effort to manage potential operational and other business issues from the introduction of the European Monetary Unit ("EMU"), a new unified currency for many of the countries in the European Community scheduled to go into effect on January 1, 1999. An EMU program has been set up to manage, track and report on the Firm's worldwide effort with the goal of ensuring a smooth transition across the full range of products and services offered by the Firm.

Income Taxes

Income tax expense for 1997 amounted to $373 million, compared with $365 million for 1996 and $158 million in 1995. The effective tax rate for 1997 was 30 percent, while the 1996 and 1995 effective tax rates were 32 percent and 34 percent, respectively.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

International Operations

International operations have made a significant contribution to consolidated results, consistent with the emphasis the Corporation has placed on foreign markets. The Corporation's assets and results of operations for 1997, 1996 and 1995 have been allocated between domestic and international operations in Note 22 of Notes to Financial Statements. This analysis, which is based on the domicile of the customer, incorporates numerous subjective assumptions and, as a result, is different from the legal entity and organizational basis results shown elsewhere in this report. Management views the operation of the Corporation on an organizational unit basis, as disclosed on page 11.

      International net income totaled $228 million for 1997, compared with $297 million for 1996. This represented a contribution of 26 percent and 39 percent to the Corporation's overall net income in 1997 and 1996, respectively.

      The overall decrease in net income from international operations is primarily due to Asia and Australia/New Zealand, partially offset by an increase in net income from the United Kingdom. During 1997, the Asian region suffered a loss of $44 million as compared to a gain of $71 million during 1996. The loss was primarily caused by trading losses on Asian securities and write downs and additional reserves related to the Asian market crisis. Net income for Australia/New Zealand decreased from $144 million in 1996 to $83 million in 1997. This decrease was primarily due to personnel costs associated with the expansion of Australian investment banking. These overall decreases were partially offset by an increase in income for the United Kingdom. During 1997, the United Kingdom earned $79 million as compared to nil during 1996. This increase was primarily due to positive trading results on United Kingdom securities and increases in fee income.

      Domestic income increased from $469 million to $638 million. This increase is primarily due to an increase in net interest margins and gains on sales of domestic assets.

      International total assets were $72.7 billion at December 31, 1997 compared to $62.5 billion at December 31, 1996, which represented 52 percent and 51 percent of total consolidated assets, respectively. The $10.2 billion increase was primarily due to increases of $8.6 billion for Asia and $3.9 billion in the United Kingdom. This increase was partially offset by a $5.5 billion increase in the intersegment elimination which is the balance of domestic assets due from foreign affiliates. The increase in Asian assets is comprised of increases in interest bearing balances with banks and trading assets. The increase in the United Kingdom assets was primarily due to increases in trading assets. Domestic total assets increased by $7.4 billion to $67.4 billion driven by increases in loans and accounts receivable.

      International net income totaled $297 million for 1996, compared with $106 million for 1995. This represented a contribution of 39 percent and 34 percent to the Corporation's overall net income in 1996 and 1995, respectively.

      Australia/New Zealand and the United Kingdom had the greatest change in net income in 1996 as compared to 1995. Australia/New Zealand's net income (after corporate expense allocations) increased from $101 million to $144 million due to increases in foreign exchange trading, fiduciary and funds management revenue, and other fees and commissions. The United Kingdom net income was nil (after corporate expense allocations) compared to the prior year's net loss of $144 million. This improvement was driven primarily by positive trading revenue.

      These increases in international results were partially offset by a reduction in net income for Europe which decreased from $37 million to $18 million.

      During 1996, domestic net income increased by $264 million to $469 million due to increased trading revenue, and other fees and commission income.

      International total assets were $62.5 billion at December 31, 1996 compared to $51.5 billion at December 31, 1995 which represented 51 percent and 48 percent of total consolidated assets, respectively. The $11 billion increase in assets was primarily due to increases of $2.8 billion for Australia/New Zealand operations, $4.4 billion for the Western Hemisphere, and $6.4 billion for Europe. These increases were offset by a decline of $3.4 billion in the United Kingdom. Australia/New Zealand operations' assets rose due to increases in loans, securities available for sale and trading assets. Assets for Europe and the Western Hemisphere rose as trading assets increased. United Kingdom operations' assets decreased due to a decline in trading assets at year end. Domestic total assets increased $5.4 billion to $60.0 billion driven by increases in trading assets.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

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

Table 3 Condensed Balance Sheets--Fourth Quarter Averages

------------------------------------------------------------------------------------------------------------
(in millions)                                                                 1997         1996         1995
------------------------------------------------------------------------------------------------------------
Assets
  Interest-earning
   Interest-bearing deposits with banks                                  $   6,211    $   3,546    $   3,624
   Federal funds sold                                                        4,950        2,018        2,387
   Securities purchased under resale agreements                             23,074       22,401       15,184
   Securities borrowed                                                      16,588       15,850       14,174
   Trading assets                                                           30,447       31,569       32,042
   Securities available for sale
     Taxable                                                                 6,876        6,777        5,206
     Exempt from federal income taxes                                        1,237        1,077        1,365
------------------------------------------------------------------------------------------------------------
       Total securities available for sale                                   8,113        7,854        6,571
   Loans
     Domestic offices                                                       10,800        8,226        7,247
     Foreign offices                                                         9,580        7,032        5,624
------------------------------------------------------------------------------------------------------------
       Total loans                                                          20,380       15,258       12,871
   Customer receivables                                                      1,612        1,517        1,284
------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                         111,375      100,013       88,137
  Noninterest-earning
   Cash and due from banks                                                   1,476        1,394        2,008
   Noninterest-earning trading assets                                       25,356       17,743       17,872
   All other assets                                                         10,694        8,671        9,870
   Allowance for credit losses                                                (979)        (988)      (1,028)
------------------------------------------------------------------------------------------------------------
Total                                                                    $ 147,922    $ 126,833    $ 116,859
============================================================================================================
Liabilities
  Interest-bearing
   Interest-bearing deposits
     Domestic offices                                                    $  21,881    $   8,738    $   5,788
     Foreign offices                                                        20,966       18,812       18,404
------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                                      42,847       27,550       24,192
   Trading liabilities                                                       5,587        9,716       12,636
   Securities loaned and securities sold under repurchase agreements        24,200       26,173       23,100
   Other short-term borrowings                                              20,078       18,950       16,037
   Long-term debt                                                           13,050       11,372        9,098
   Mandatorily redeemable capital securities of subsidiary trusts
     holding solely junior subordinated deferrable interest debentures       1,472          165           --
------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                                    107,234       93,926       85,063
  Noninterest-bearing
   Noninterest-bearing deposits                                              3,366        3,518        3,606
   Noninterest-bearing trading liabilities                                  20,803       15,755       15,392
   All other liabilities                                                    10,591        7,428        7,045
------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                     141,994      120,627      111,106
Preferred Stock of Subsidiary                                                   --          250          250
------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock                                                              688          815          865
  Common stockholders' equity                                                5,240        5,141        4,638
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   5,928        5,956        5,503
------------------------------------------------------------------------------------------------------------
Total                                                                    $ 147,922    $ 126,833    $ 116,859
============================================================================================================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Liquidity and Capital Resources

Management believes that the Corporation has sufficient resources to meet the needs of its business operations for liquidity and capital resources.

Liquidity

Liquidity is the ability to have funds available at all times to meet the commitments of the Corporation. The Corporation has a formal process for managing global liquidity for the Firm as a whole and for each of its significant subsidiaries. Management's policy is to maintain conservative levels of liquidity designed to ensure that the Firm has the ability to meet its obligations under reasonably foreseeable circumstances. The fundamental objective is to ensure that, even in the event of a complete loss of market access, the Corporation will be able to fund those assets that cannot be liquidated on a timely basis. While the Corporation manages its liquidity position on a day-to-day basis to meet its ongoing funding needs at the lowest possible cost, the Firm's planning and management process also encompasses contingency planning to address even the most severe liquidity events.

      The Corporation has a strong global funding presence, managing liquidity through a hybrid centralized/local approach. This captures the best of both central coordination and decentralized market responsiveness. The benefits of a local approach are proximity to the local markets, diversity of customers and market segments, and the flexibility to respond quickly to market opportunities. This is counterbalanced by the central coordination and control of pricing and global information and strategy.

      The Corporation assesses its liquidity profile on a continuous basis. Factors such as asset and liability maturity characteristics, investor concentration and available liquid assets are monitored on a daily basis. Daily liquidity management involves the ability to minimize the cost of meeting daily funding needs. These same factors are monitored under various stress scenarios by virtue of a well developed contingency funding plan process. Management believes that the Corporation has the ability to withstand severe and prolonged liquidity shocks, both systemic and institution-specific.

      One of the Corporation's principal liquidity strengths is its stock of highly liquid assets; at year-end 1997, liquid assets accounted for approximately 77 percent of the Corporation's gross assets. An important component of these liquid assets is the "liquidity warehouse" and the aggregate warehouse size relative to maturing liabilities. The "liquidity warehouse" is defined as liquid assets which are under the direct control of the Treasury/Funding area and which can be liquidated immediately at current market value.

      The relationship between the liquidity warehouse and maturing liabilities is expressed principally through the two-week "liquidity barometer." This barometer measures the amount of liquidity that is available to the Corporation after two weeks of meeting maturing liabilities, without resorting to selling any "core" assets. Core assets are those not under direct control of Treasury/Funding. Thus, it illustrates how much of the Firm's ongoing liquidity needs can be met through its pool of liquid assets. The barometer serves a dual role as both a principal daily measurement tool and as a contingency planning tool.

      To ensure unimpeded access to market funds, the Firm maintains an array of funding options diversified by instruments, markets, geography, legal vehicle issuers and currencies. This diversification helps ensure that its access to liquidity will remain unimpeded even if specific sources may disappear. In particular, the Corporation monitors carefully its reliance on unsecured short-term borrowings, so called "hot" money, to ensure that in the event of a liquidity disruption, the Firm has alternative means through which to fund its operations. The Corporation places particular emphasis on a large and diverse base of stable customer deposits, which are generated incidentally from other transactions or services provided in its Global Institutional Services business, as well as through Private Banking relationships. In addition, the Corporation has a high proportion of unsecured funding provided by capital and long-term debt.

      One of the Corporation's principal sources of day-to-day liquidity is secured funding provided by securities loaned, equities loaned and securities sold under repurchase agreements. Generally these involve a wide variety of assets including U.S. government and agency securities, OECD sovereign bonds, U.S. and foreign cash equities and money market instruments. The Corporation's ability to lend on a secured basis has increased dramatically in the past few years.

      Short-term unsecured financing for the Corporation is available under domestic and euro commercial paper programs. In an effort to foster self-funding in the Corporation's major subsidiaries, a number of subsidiaries maintain their own short and long-term issuance capabilities. These include commercial paper programs, medium-term note issuance facilities and private placement capabilities.

      The Corporation's consolidated long-term debt and mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities"), at December 31, 1997 totaled $16.1 billion, substantially all of which was unsecured, and consisted of $10.6 billion in senior borrowings, $4.0 billion of subordinated debt, and $1.472 billion of trust preferred capital securities issued principally by the Parent Company and Bankers Trust Company ("BTCo"), the Corporation's principal banking subsidiary. These liabilities mature between 1998 and 2037, as detailed in Notes 9 and 10 of Notes to Financial Statements.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Capital Resources

The Corporation pursues capital management with the objective of enhancing its ability to execute its global strategic business plans while retaining financial flexibility. Management believes that a strong capital base is critical to achieving these objectives.

      Combined consolidated total stockholders' equity and preferred stock of subsidiary totaled $5.708 billion on December 31, 1997, down $420 million, or 7 percent, from year end 1996, which was up $405 million, or 7 percent, from year end 1995. The decrease in 1997 was primarily due to the repurchase of preferred stock of subsidiary and the repurchase of common stock relating to deferred compensation plans. The increase in 1996 was primarily due to net income, exercise of employee stock options, and shares issued in connection with an acquisition, partially offset by dividends declared and the repurchase of stock.

      During 1997, the Corporation, through newly established subsidiary trusts, issued $742 million of trust preferred capital securities, a type of security that is reported within the Corporation's liabilities, but qualifies as regulatory capital. Dividends on the trust preferred capital securities are recorded as interest expense (refer to Note 10 of Notes to the Financial Statements for further discussion of these securities). The Corporation's issuance of trust preferred capital securities was an important factor in the 13 percent increase in the Corporation's Tier 1 Capital and the 30 percent increase in Total Capital during 1997.

      The Corporation's primary measure of capital strength is the RAROC framework (see page 25 for further discussion), which quantifies and assigns capital to business activities based upon their credit, interest rate, foreign currency, equity, commodity, liquidity and operating risks. Changes in the Corporation's global balance sheet are monitored centrally on a regular basis. In addition, the Corporation actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. The Corporation manages its capital base and on- and off-balance sheet items to ensure that it remains strongly capitalized.

      The Federal Reserve Board's risk-based capital guidelines addressing the capital adequacy of bank holding companies and banks (collectively "banking organizations") include: a definition of capital, a framework for calculating risk-weighted assets and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The Federal Reserve Board also has a minimum Leverage ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.

      In March 1997, the Corporation became the first banking organization to adopt the new market risk amendment to the risk-based capital guidelines issued by the Federal Reserve, which changed the calculation of the risk-weighted assets for trading accounts from assigning trading assets to broad risk categories to the use of internal models to measure market risk. This amendment is consistent with the amendment to the Basle Capital Accord adopted by the Basle Committee on Banking Supervision at the Bank for International Settlements ("the BIS"). In addition, the amendment required that the capital and risk-adjusted assets of the Corporation's Section 20 subsidiary, BT Alex. Brown Incorporated, no longer be excluded when calculating the risk-based capital ratios at the holding company level. All banking organizations with significant trading activity must have adopted this amendment by January 1, 1998. During 1997, early adoption was permissible with prior approval from the institution's primary federal regulator.

      The market risk amendment also provides for the inclusion of Tier 3 Capital, which is defined to be subordinated debt that is unsecured; has an original maturity of a minimum of two years; is not redeemable before maturity without prior approval from the Federal Reserve; and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing organization's risk-based capital ratio to fall below the minimum required level.

      Refer to the following Risk Management section for a detailed discussion of the amendment, including a summary of the quantitative and qualitative standards required to manage market risk.

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

      During 1997, the Corporation's Tier 1 Capital ratio and Leverage ratio decreased by 100 and 150 basis points, respectively, due to an increase in risk-weighted assets and an increase in adjusted average assets. The Corporation's Total Capital ratio increased by 30 basis points due to the inclusion of $400 million of qualifying Tier 3 Capital.

      During 1997, BTCo's Tier 1 Capital ratio and Total Capital ratio decreased by 30 and 60 basis points, respectively, due primarily to the increase in risk-weighted assets which was only partially offset by an increase in capital. However, the increase in capital resulted in a 10 basis point increase to BTCo's Leverage ratio.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      Table 4 presents the regulatory capital ratios of the Corporation and BTCo at December 31, 1997 and 1996 and the well capitalized guidelines. The ratios for December 31, 1996 have not been restated for the adoption of the market risk amendment.

Table 4 Regulatory Capital Ratios

                                                                           Well
                                     December 31,    December 31,   Capitalized
                                             1997           1996     Guidelines
--------------------------------------------------------------------------------
Corporation
Risk-Based Ratios
  Tier 1 Capital                             8.3%           9.3%           6.0%
  Total Capital                             14.1%          13.8%          10.0%
Leverage Ratio                               4.4%           5.9%       3.0-5.0%

BTCo
Risk-Based Ratios
  Tier 1 Capital                             9.0%           9.3%           6.0%
  Total Capital                             12.3%          12.9%          10.0%
Leverage Ratio                               5.4%           5.3%           5.0%

      The following were the essential components (in millions) used in calculating the Corporation's and BTCo's risk-based capital ratios:

December 31,                                               1997             1996
--------------------------------------------------------------------------------
Corporation
Tier 1 Capital                                          $ 6,431          $ 5,690
Tier 2 Capital                                            4,138            2,734
Tier 3 Capital                                              400               --
--------------------------------------------------------------------------------
Total Capital                                           $10,969          $ 8,424
================================================================================
Total risk-weighted assets                              $77,726          $61,213
================================================================================

BTCo
Tier 1 Capital                                          $ 5,999          $ 4,869
Tier 2 Capital                                            2,262            1,900
--------------------------------------------------------------------------------
Total Capital                                           $ 8,261          $ 6,769
================================================================================
Total risk-weighted assets                              $66,975          $52,484
================================================================================

Table 5 Risk-Weighted Assets--Corporation (in billions)

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                             1997                             1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Balance                         Balance
                                                                                 sheet/          Risk-           sheet/        Risk-
                                                                               notional       weighted         notional     weighted
                                                                                 amount        amounts           amount      amounts
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks and interest-bearing deposits with banks             $      6.5        $   1.0       $      3.8     $    .8
Federal funds sold and securities purchased under resale agreements                20.5            1.6             19.7         1.3
Securities borrowed                                                                16.8            9.0             17.0        10.3
Trading assets(1)                                                                  56.6           14.6             48.9        18.2
Securities available for sale                                                       8.1            3.3              7.9         4.0
Loans                                                                              19.8           16.2             15.9        12.4
Allowance for credit losses on loans                                                (.7)            --              (.8)         --
All other assets                                                                   12.5           10.2             10.1         8.2
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                      140.1           55.9            122.5        55.2
Less: applicable assets of certain subsidiaries(2)                                  1.9             .6             24.8        10.4
------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                       $    138.2        $  55.3       $     97.7     $  44.8
====================================================================================================================================
Off-Balance Sheet Exposures
Derivatives                                                                  $  2,143.5        $  10.4       $  1,804.1     $   6.1
Credit-related arrangements                                                        23.7           10.4             16.7         8.3
Securities lending indemnifications                                                53.8            1.4             37.8         1.9
When-issued securities and other off balance sheet exposures                        1.1             .2              4.0          .3
------------------------------------------------------------------------------------------------------------------------------------
Total off-balance sheet exposures                                               2,222.1           22.4          1,862.6        16.6
Less: applicable off-balance sheet exposures of certain subsidiaries(2)              --             --              3.9          --
------------------------------------------------------------------------------------------------------------------------------------
Off-Balance Sheet Exposures                                                  $  2,222.1        $  22.4       $  1,858.7     $  16.6
====================================================================================================================================
Less: allowance for credit losses limitation adjustment                                             --                           .2
------------------------------------------------------------------------------------------------------------------------------------
Total Risk-Weighted Assets                                                                     $  77.7                      $  61.2
====================================================================================================================================

(1) As of December 31, 1997, these assets, along with trading liabilities and covered market positions represented by derivatives have been risk-weighted under the market risk-based capital guidelines. Risk-weighted assets for December 31, 1996 have not been restated for the adoption of the market risk amendment.
(2) As of December 31, 1996, assets of the Corporation's Section 20 subsidiary and certain foreign insurance subsidiaries were excluded from the calculation of risk-weighted assets. In March 1997, upon adoption of the market risk amendment, the assets of the Corporation's Section 20 subsidiary were no longer required to be excluded from this calculation. Assets of certain foreign insurance subsidiaries are excluded from the December 31, 1997 calculation in accordance with current guidelines.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

Risk Management

Risk management is a core competency from which the Corporation derives many of its competitive advantages. The ability to measure and manage risk is a prime concern in all of the Corporation's business decisions, and sensitivity to risk management innovations and issues is an integral part of its culture. Four overarching principles guide the Corporation's management of risk:

      o firm-wide commitment to effective risk management starts at the senior-management level;

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

Market Risk

Each day the Corporation's risk management process assembles position and risk information on financial instruments of the Corporation whose economic (fair) value is a function of market-determined variables: interest rates, currency exchange rates, equity prices, and commodity prices. This information is consolidated into daily risk and limits reports for the Corporation and business lines. These reports are reviewed by the Corporation's senior risk managers and provide them with a consistent set of information upon which to base their business judgments.

      One summary measure of market risk that is produced by this process is Daily Price Volatility. The Daily Price Volatility of a portfolio is the potential loss in fair value that would be exceeded 1 percent of the time if that portfolio were held unchanged for one day. As such, Daily Price Volatility falls within a general class of risk measures that are referred to as Value at Risk. The Daily Price Volatility is calculated using proprietary simulation and risk modeling techniques and incorporates the nonlinear payoffs, or convexity, and the volatility risk stemming from options in the Corporation's portfolio. Table 6 provides information on the Daily Price Volatility associated with the Corporation's positions during 1997. The table shows this information for the set of financial assets and liabilities whose values are functions of market traded variables irrespective of accounting classification. This set of figures is labeled Total Daily Price Volatility in the table. The positions captured by the Total Daily Price Volatility include both derivative and cash positions that are reported as trading assets and liabilities, repurchase and resale agreements, funding assets and liabilities, deposits, assets held for sale and end-user derivatives. The table also reports information on the Daily Price Volatility from the subset of cash and derivative positions that are reported as trading assets and liabilities according to financial accounting standards. This set of figures is labeled Trading Daily Price Volatility. Finally, the table reports information on the Daily Price Volatility associated with the non-trading, market-sensitive positions. This set of positions is labeled Non-Trading Daily Price Volatility, and the information in this portion of the table reflects the incremental contribution these positions have on the Corporation's Total Daily Price Volatility.

      Each section in Table 6 shows the sensitivity of the Corporation's market-risk profile by risk class in 1997. The Corporation's portfolio, on average, in 1997 was most sensitive to changes in interest rates and equity prices. Note that the impact of diversification across all risk classes reduced total risk by $14.6 million on average in 1997.

      Figure 1 shows the frequency distribution of the Trading Daily Price Volatility for 1997 business days. The distribution was centered at $26 million and ranged between $18.8 million and $36.6 million during 1997.

Figure 1
1997 BTNY Trading Daily Price Volatility Frequency Distribution

The Figure displays a histogram. Daily Price Volatility (DPV) amounts ranging from $18 million to $37 million appear on the horizontal axis and Frequency amounts ranging from 0 to 30 observations are displayed on the vertical axis. The DPV frequencies exhibit a shape similar to a chi-squared distribution. It is skewed to the right. The mode of 27 observations occurs at a DPV value of $26 million; the median is $26.1 million; and the mean is $26.4 million. At the upper tail, the frequencies are 3, 5, and 2 for DPV's of $35 million, $36 million, and $37 million, respectively. There are no observations above $37 million. At the lower end of the distribution, the frequencies are 1, 7, and 13 for DPV's of $19 million, $20 million, and $21 million, respectively. There are no observations below $19 million.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Table 6 BTNY Daily Price Volatility Statistics (in millions)*

Total Daily Price Volatility
--------------------------------------------------------------------------------
                              Average      Minimum       Maximum   December 31,
Risk Class                       1997         1997          1997           1997
--------------------------------------------------------------------------------
Interest Rate                 $  32.8      $  17.1       $  40.5        $  29.6
Currency                          8.8          4.7          14.7           10.1
Equity                           21.0         15.6          28.0           28.0
Commodity                         1.6          0.9           3.7            1.9
Diversification                 (14.6)          --            --          (19.2)
--------------------------------------------------------------------------------
Overall Portfolio             $  49.6           **            **        $  50.4
================================================================================

Trading Daily Price Volatility
--------------------------------------------------------------------------------
                              Average      Minimum       Maximum   December 31,
Risk Class                       1997         1997          1997           1997
--------------------------------------------------------------------------------
Interest Rate                 $  17.2      $  12.6       $  22.7        $  19.7
Currency                          8.1          3.7          14.7            9.9
Equity                           12.4          6.0          21.6           21.6
Commodity                         1.6          0.9           3.7            1.9
Diversification                 (12.9)          --            --          (16.5)
--------------------------------------------------------------------------------
Overall Portfolio             $  26.4           **            **        $  36.6
================================================================================

Non-Trading Daily Price Volatility: Incremental impact of non-trading positions on Total Daily Price Volatility
--------------------------------------------------------------------------------
                              Average      Minimum       Maximum   December 31,
Risk Class                       1997         1997          1997           1997
--------------------------------------------------------------------------------
Interest Rate                 $  15.6      $    .8       $  22.8        $   9.9
Currency                          0.7           --           2.5            0.2
Equity                            8.6          5.9          12.6            6.4
Commodity                          --           --            --             --
Diversification                  (1.7)          --            --           (2.7)
--------------------------------------------------------------------------------
Overall Portfolio             $  23.2           **            **        $  13.8
================================================================================

* The positions of Alex. Brown are included commencing September 1, 1997. Prior to September 1, 1997, detailed risk information in the format required for the computation of the Daily Price Volatility is not available.
** The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the amounts presented above. For example, during 1997 the minimum Total Daily Price Volatility was $28.2 million and the maximum Total Daily Price Volatility was $60.4 million.

      The methodology underlying these Daily Price Volatility calculations relies on established asset pricing and statistical models. The Daily Price Volatility is a loss amount that would be exceeded 1 percent of the time. This implies that one would expect two or three instances each year when the daily loss amount exceeded the Daily Price Volatility. A comparison between the Trading Daily Price Volatility amounts and profit/loss flows associated with trading activities for each business day during 1997 revealed one instance in which a loss greater than the Trading Daily Price Volatility occurred. It is important to note that this comparison does not represent a formal statistical test because Daily Price Volatility measures the risk associated with the change in value of a static portfolio, but the trading profits and losses occurring in any given day reflect a changing portfolio and include fee income from trading activities. The occurrence of a single outlier (a loss greater than the Trading Daily Price Volatility) during 1997 suggests that the methodology provides a reasonable statistical measure of the Corporation's exposure to market risk. According to the rules governing regulatory capital for commercial banks (see below), an internal risk model that experienced up to four outliers would be within the regulatory norm. The performance of the Corporation's model is well within this standard.

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

      Daily Price Volatility is supplemented by the statistical measures of risk and return provided by the RAROC framework (discussed below), by scenario analyses performed weekly by the risk manage-


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

ment group, and by a formal limits process that monitors and limits the risks from market concentration and inadequate liquidity of financial instruments in the portfolio. The RAROC framework provides information on the potential effect of large changes in interest rates, currency, equity and commodity prices, and volatilities. As such, it produces a stress test of the Corporation's positions each business day.

      The risk information that is assembled by the risk-management group is conveyed to senior management through a variety of reports. The two most important of these reports are a daily risk report that summarizes the market risks of the Corporation's positions worldwide as of the close of the previous day and a weekly analysis of market risk and market-risk trends for the Corporation. Taken together, the various risk measures and reports provide the Corporation's senior management with timely and relevant risk information.

Regulatory Measures of Market Risk

In 1996 the Federal Reserve Board and the other U.S. federal bank regulatory agencies jointly issued a final rule that amended the risk-based capital guidelines to incorporate a measure for market risk ("the market risk amendment"). The market risk amendment (which is described below) is consistent with the amendment to the Basle Capital Accord adopted by the BIS. Essentially, the market risk amendment changed the calculation of risk-weighted assets for positions in the trading accounts.

      Although compliance was mandatory in January 1998 for banks with extensive trading activities, the rule allowed banks that met certain threshold tests to adopt the new rule early if they received prior approval from their primary federal regulator. The Corporation was the first banking organization to receive this approval, and since the first quarter of 1997, the Corporation's capital ratios have incorporated the effects of market risk.

      The most innovative feature of the market risk amendment is its provision to allow a bank to measure market risk using the bank's internal risk model. Capital charges for market risk are calculated based upon the level of specific risk and general market risk in the bank's trading portfolio. Specific risk refers to the risk of variations in value due to changes in factors associated with a particular security (for example, the credit rating of a corporate debenture). General market risk refers to changes in value due to variations in market conditions (i.e., levels of interest rates, prices, etc.). Banks may use internal models to measure their exposure to these risks provided the models and processes used to manage market risk meet a number of quantitative and qualitative standards. The following is a summary of these standards:

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

o for interest rates, there must be a set of risk factors corresponding to each currency in which the bank has interest-rate-sensitive on- or off-balance sheet positions;

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

o     the unit should conduct regular back-testing;

o the bank's risk measurement model should be integrated into the day-to-day risk management process of the bank;

o the risk measurement model should be complemented by a routine and rigorous program of stress testing.

That the Corporation was the first banking organization to receive recognition for meeting these standards is evidence of its strong risk-management culture and the integrity of its processes.

      The Daily Price Volatility described previously is a Value at Risk measure that is based on a one-day holding period instead of the ten-day holding period stipulated for regulatory capital. Table 7 reports market risk information calculated under the regulatory standard. These risk numbers are based on the same proprietary methodologies as were employed in calculating the Daily Price Volatility, except a ten-day holding period is used in their calculation. As in the preceding table, Table 7 provides summary risk information for the total portfolio as well as for trading and non-trading positions. Here again, the non-trading risk numbers refer to the incremental impact of these positions.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

Table 7 BTNY Ten-Day Value at Risk (in millions)*

Total Ten-Day Value at Risk
--------------------------------------------------------------------------------
                            Average       Minimum      Maximum    December 31,
Risk Class                     1997          1997         1997            1997
--------------------------------------------------------------------------------
Interest Rate             $   104.0     $    53.9    $   128.1       $    94.3
Currency                       28.1          14.9         48.1            33.1
Equity                         66.1          49.3         87.1            87.1
Commodity                       5.2           2.9         11.9             6.0
Diversification               (46.6)           --           --           (61.1)
--------------------------------------------------------------------------------
Overall Portfolio         $   156.8            **           **       $   159.4
================================================================================

Trading Ten-Day Value at Risk
--------------------------------------------------------------------------------
                            Average       Minimum      Maximum    December 31,
Risk Class                     1997          1997         1997            1997
--------------------------------------------------------------------------------
Interest Rate             $    54.5     $    39.8    $    72.5       $    62.9
Currency                       25.8          11.6         48.0            32.4
Equity                         39.0          19.1         67.3            67.3
Commodity                       5.2           2.9         11.9             6.0
Diversification               (41.1)           --           --           (53.0)
--------------------------------------------------------------------------------
Overall Portfolio         $    83.4            **           **       $   115.6
================================================================================

Non-Trading Ten-Day Value at Risk: Incremental impact of non-trading positions on Total Ten-Day Value at Risk
--------------------------------------------------------------------------------
                            Average       Minimum      Maximum    December 31,
Risk Class                     1997          1997         1997            1997
--------------------------------------------------------------------------------
Interest Rate             $    49.5     $     2.2    $    72.1       $    31.4
Currency                        2.3            --          8.0             0.7
Equity                         27.1          18.4         39.8            19.8
Commodity                        --            --           --              --
Diversification                (5.5)           --           --            (8.1)
--------------------------------------------------------------------------------
Overall Portfolio         $    73.4            **           **       $    43.8
================================================================================
* The positions of Alex. Brown are included commencing September 1, 1997. Prior to September 1, 1997, detailed risk information in the format required for the computation of the Daily Price Volatility is not available.
** The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the amounts presented above. For example, during 1997 the minimum Total Ten-Day Value at Risk was $89 million and the maximum Total Ten-Day Value at Risk was $191.4 million.

RAROC--Performance Measurement and Capital Adequacy

The Corporation pioneered the development of risk-based capital attribution processes. The Corporation's risk capital model, RAROC, is integral to management's conceptual framework for strategic decision making. This framework has as its objective maximizing return on risk capital, where risk capital is attributed to a business activity according to the level of risk it assumes. Risk capital calculated by the RAROC framework is used to support decisions on the allocation of human and financial resources. In addition, the framework results in a disciplined assessment of risk, which produces a benchmark for assessing capital adequacy both for the Corporation and for its major businesses.

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

      RAROC is designed to assess the following general classes of risk: market risk, credit risk and operational risk. Market risk is the potential loss in economic (fair) value due to changes in interest rates, currency, equity and commodity prices, and volatilities. Financial instruments of the Corporation whose fair values are functions of these market variables are included in the assessment of market risk irrespective of accounting designation. Credit risk is defined as the potential loss in economic value due to a change in the likelihood that the obligor will not perform as agreed on a payment obligation.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      Operational risk is defined by the Corporation in the context of five risk classes: Relationship, People, Technology, Physical Assets, and Other External. Losses that are characterized as operational include but are not limited to the following examples: losses due to a failure of internal controls, personnel unavailability or injury, and external events including natural disasters or the failure of external systems such as an exchange. A process using actuarial and other proprietary models has been implemented to provide an estimate of the potential losses from these risks, and attribute capital to the Corporation's business lines. The attribution process is designed as an incentive for effective operational risk management.

Credit Risk Management

The Credit Risk Management Department, headed by the Chief Credit Officer, is responsible for developing credit policies, as well as for monitoring and managing overall credit risk. The department evaluates the creditworthiness of each borrower/issuer/counterparty and assigns a rating for each. Credit limits are established at the portfolio level by borrower/issuer/counterparty and by other categories. One credit officer is responsible for reviewing the entire credit risk portfolio of a borrower/issuer/counterparty regardless of the nature of the exposure (e.g., loans, securities, derivatives). Credit officers also monitor the usage of credit risk by entity versus the limits at the product and business activity level. The Credit Risk Management Department monitors country exposures and assigns country risk ratings. It also monitors country, industry, borrower/issuer/counterparty, product and regional risk concentrations in order to evaluate the degree of diversification in the portfolio.

      RAROC credit capital represents the translation into potential losses of the exposure of the overall portfolio of the Corporation, both on- and off-balance sheet, to changes in the likelihood that obligors will not perform as agreed on payment obligations. This translation is accomplished using proprietary statistical models. These statistical models incorporate information on the duration of the exposure, the potential magnitude of the exposure, and the creditworthiness of the borrower/issuer/counterparty. The Corporation's senior risk managers regularly review and actively manage the credit risks at the portfolio level to ensure that the risk characteristics and degree of diversification as reflected in RAROC capital calculations conform with the Corporation's policies.

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

      Substantially all of the Corporation's derivative positions at December 31, 1997 were trading-related, with gains and losses included in trading revenue as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after application of qualifying master netting agreements. These positions may vary in size from period to period, similar to the positions in cash instruments also carried in the Corporation's trading account. Average trading assets and trading liabilities related to derivatives during 1997 were $13.5 billion and $13.2 billion, respectively. The notional amounts, which are not recorded on the balance sheet, of trading derivatives totaled $2,026 billion at December 31, 1997 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk.

End-User Derivatives

The Corporation utilizes end-user derivatives to manage exposures to interest rate, foreign currency and equity market risks associated with certain liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt, as well as securities available for sale, loans, investments in non-marketable equity securities and net investments in foreign subsidiaries. For example, the Corporation's Treasury Department, which manages the majority of the Corporation's end-user derivatives, utilizes certain instruments (principally interest rate and currency swaps) to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. See Note 23 and Note 25 of Notes to Financial Statements for additional end-user information and for the fair value of end-user derivatives and related financial instruments. The notional amounts, which are not recorded on the balance sheet, of end-user derivatives totaled $118 billion at December 31, 1997 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk. End-user derivative contracts represent less than 6 percent of the aggregate notional amounts of all derivatives outstanding at year end.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Market Risk

The market risk of derivatives arises principally from the potential for changes in interest rates, foreign exchange rates, and equity and commodity prices and is generally similar to the market risk of the cash instruments underlying the contracts. The market risk to the Corporation is not measured by the price sensitivity of the individual contracts, but by the net price sensitivity of the relevant portfolio, including cash instruments. The Corporation generally manages its exposures by taking risk-offsetting positions. Therefore, the Corporation believes it is not meaningful to view the market risk of derivatives in isolation. Market exposures arising from derivatives are monitored in the Corporation's RAROC framework and are included in the Daily Price Volatility amounts discussed in the preceding Risk Management section. Commencing in 1997, the market risk of positions represented by derivatives is also included in the regulatory risk-based capital ratios.

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

      The Corporation monitors and manages the credit risk associated with derivatives by applying a uniform credit process for all credit exposures. The credit risk of derivatives is included in the Corporation's centralized credit risk management and RAROC systems. In order to reduce derivatives-related credit risk, the Corporation enters into master netting agreements that provide for offsetting of all contracts under each such agreement and obtains collateral where appropriate. Such master netting agreements contemplate payment netting as well as the net settlement of all covered contracts through a single payment in a single currency with the same counterparty in the event that a default (including insolvency) under the agreement occurs. The Corporation monitors credit risk exposure on a gross and a net basis and on a collateralized and an uncollateralized basis, as appropriate.

      Table 8 summarizes the Corporation's derivatives-related credit risk. It displays, by internal rating, the Corporation's current credit risk to customers. The majority of the Corporation's derivative transactions are with foreign and U.S. commercial banks, as well as other financial institutions, corporations, securities firms and governments and their agencies. Current credit risk is calculated based on the current replacement cost of outstanding positions with customers in OTC derivative financial instruments. The gross replacement cost of a derivative portfolio with a customer is the positive mark-to-market value of all transactions with that customer without the effects of netting or collateral arrangements. The replacement costs, after netting and collateral, of $14.966 billion more accurately portray the credit risk associated with the Corporation's derivatives activities with external customers at December 31, 1997 than do the gross replacement costs. The overall increase compared to 1996 was predominantly related to short-term foreign exchange forward contracts with foreign and U.S. commercial bank counterparties. Approximately 80 percent of the derivatives-related credit risk at December 31, 1997 was to investment-grade customers. The amounts presented in Table 8 do not reflect the allowance for credit losses of $285 million at December 31, 1997.

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

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

Table 8 Derivatives-Related Credit Risk(1)

----------------------------------------------------------------------------------------------------------------
                                                                      Internal Rating For Customer
                                                                    --------------------------------
(in millions) December 31, 1997                                       1 to 4           5     6 to 8        Total
----------------------------------------------------------------------------------------------------------------
Replacement costs (gross)                                           $ 40,030    $  4,832    $    541    $ 45,403
Impact of netting agreements                                         (26,181)     (1,877)       (211)    (28,269)
----------------------------------------------------------------------------------------------------------------
Replacement costs (after netting agreements)                          13,849       2,955         330      17,134
Collateral held and applied                                           (1,908)       (255)         (5)     (2,168)
================================================================================================================
Replacement costs after netting and collateral                      $ 11,941    $  2,700    $    325    $ 14,966
================================================================================================================
Replacement costs after netting and collateral, December 31, 1996   $  8,688    $    746    $     53    $  9,487
================================================================================================================

(1) End-user derivatives and exchange-traded contracts are not included. A portion of the increase in amounts related to customers in categories 5 and 6 to 8 resulted from internal downgradings of certain Asian counterparties reflecting concerns about country risk. Additionally, the amounts presented do not reflect the allowance for credit losses of $285 million at December 31, 1997 and $190 million at December 31, 1996.

      The Corporation's allowance for credit losses is available for credit losses related to derivatives contracts. Derivatives are considered by the Credit Audit Department when it reviews both general and specific credit risks in the Corporation's portfolio.

      The international bank regulatory standards for risk-based capital consider the credit risk arising from derivatives in the assessment of capital adequacy. These standards were issued under the Basle Capital Accord of July 1988 and adopted in 1989 by the U.S. bank regulators, including the Federal Reserve Board. These standards use a formula-based assessment of customer credit risk which, as amended at year-end 1995, reflect the credit-risk-reducing impact of legally enforceable master netting agreements. These standards include a calculation for estimating the potential future credit exposure caused by potential price volatility (the "add-on"). At December 31, 1997, this add-on was $11.9 billion before application of risk weightings, of which 89 percent, 9 percent, and 2 percent related to customers internally rated 1 to 4, 5, and 6 to 8, respectively. At December 31, 1997, the risk-weighted amounts (reflecting both current and potential future credit exposure) that were calculated based on these international standards for derivative financial instruments aggregated to $10.4 billion after application of risk weightings.

      Presented in Table 9 below is a maturity profile of the Corporation's trading derivative products. This profile indicates the extent of the Corporation's involvement in derivative transactions of specific maturities and also provides the basis for calculating the estimate of potential future credit exposure (the add-on) under the international bank regulatory standards. The percentages in Table 9 are based on notional amounts which do not necessarily represent cash flows and do not represent a quantification of the market risk or credit risk of these positions.

Table 9 Maturity Profile of Trading Derivatives(1)(2)

----------------------------------------------------------------------------------------------------------------------
                                                             Interest         Foreign         Equity-       Commodity
                                                                 Rate        Exchange         Related       and Other
Remaining Maturity at December 31, 1997         Total       Contracts       Contracts       Contracts       Contracts
----------------------------------------------------------------------------------------------------------------------
Within 12 months                                   60%             18%             40%              1%              1%
After 1 but within 5 years                         30              27               3              --              --
After 5 years                                      10               9               1              --              --
----------------------------------------------------------------------------------------------------------------------
Total                                             100%             54%             44%              1%              1%
======================================================================================================================

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      Further information applicable to derivatives in general may be found in the following sections:

Relevant Information               Page            Title
--------------------------------------------------------------------------------
Risk-weighted amounts                20   Capital Resources
Revenue by risk category             14   Trading Revenue
Market risk, Value at Risk, RAROC
  and credit management              22   Risk Management
Credit losses                        29   Summary of Credit Loss Experience
Nonperforming amounts                32   Nonperforming Assets
Certain foreign exposures            34   Cross Border Outstandings
Accounting                           44   Significant Accounting Policies
Balance sheet amounts                47   Trading Assets and Trading Liabilities
Product descriptions, fair
  values and notional amounts        67   Derivatives and Financial Instruments
                                            With Off-Balance Sheet Risk
Significant counterparties           71   Concentrations of Credit Risk
End-user derivatives                 72   Fair Value of Financial Instruments
--------------------------------------------------------------------------------

Summary of Credit Loss Experience

Charge-Off Procedures and Adequacy of the Allowance for Credit Losses

As part of the Corporation's overall management and control process, the Credit Audit Department is charged with the responsibility for performing an ongoing independent examination of the portfolio. Counterparty risk exposure is analyzed across all product lines including loans, credit-related commitments, derivatives and other financial instruments. All significant items in the portfolio are reviewed annually; those under special supervision, such as cash basis loans and renegotiated loans, are reviewed quarterly. In addition, all levels of management are required to bring to the attention of the Credit Audit Department any credit risk where an additional review of the counterparty's financial position is believed to be warranted. The Credit Audit Department reports at least quarterly on the portfolio to management and to the Audit Committee of the Board of Directors.

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Table 10 Analysis of the Allowance for Credit Losses

   The following table analyzes the changes in the allowance for credit losses ($ in millions).

---------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                1997        1996        1995        1994        1993
---------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses, beginning of year                      $   973     $   992     $ 1,252     $ 1,324     $ 1,620
---------------------------------------------------------------------------------------------------------------------------
Charge-offs
  Domestic (nonrefinancing country)
   Commercial and industrial                                             19          46         177          55          64
   Financial institutions                                                --          --          --          11           4
   Real estate
     Construction                                                        11           3          10           1           6
     Mortgage                                                             2          18          22          23          51
   Other                                                                 --          --          --          --           1
  International
   Nonrefinancing country                                                75          22         121          77         302
   Refinancing country                                                   --          --          --           1          32
---------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                                       107          89         330         168         460
---------------------------------------------------------------------------------------------------------------------------
Recoveries
  Domestic (nonrefinancing country)
   Commercial and industrial                                             48          32          11          24          19
   Real estate
     Construction                                                         1          --          --           1          --
     Mortgage                                                            13           7           4          --           1
   Other                                                                 --          --          --          --           2
  International
   Nonrefinancing country                                                21          20          15           8           7
   Refinancing country                                                    1           6           9          38          42
---------------------------------------------------------------------------------------------------------------------------
Total recoveries                                                         84          65          39          71          71
---------------------------------------------------------------------------------------------------------------------------
Total net charge-offs(1)                                                 23          24         291          97         389
Allowance related to acquisition                                         17          --          --          --          --
Provision for credit losses                                              30           5          31          25          93
---------------------------------------------------------------------------------------------------------------------------
Allowance for credit losses, end of year(2)                         $   997     $   973     $   992     $ 1,252     $ 1,324
===========================================================================================================================

Percentage of total net charge-offs to average loans for the year       .13%        .18%       2.47%        .78%       2.54%
===========================================================================================================================
(1) Components:
     Secured by real estate                                         $     5     $    14     $    23     $    24     $   116
     Real estate related                                                 (2)          3           2          23           3
     Highly leveraged                                                    12          11          30          (5)         15
     Other*                                                               9           2         245          92         265
     Refinancing country                                                 (1)         (6)         (9)        (37)        (10)
---------------------------------------------------------------------------------------------------------------------------
       Total                                                        $    23     $    24     $   291     $    97     $   389
===========================================================================================================================
(2) Allocation:**
     Loans                                                          $   699     $   773
     Trading assets                                                     285         190
     Other liabilities                                                   13          10
---------------------------------------------------------------------------------------
     Allowance for credit losses, end of year                       $   997     $   973
=======================================================================================

* The 1997 amount included net recoveries of $34 million related to leveraged derivative transactions. The 1996, 1995 and 1994 amounts included net charge-offs of $15 million, $240 million and $72 million, respectively, related to leveraged derivative transactions.
** Beginning December 31, 1996, the Corporation has allocated its total allowance for credit losses as a reduction of loans, a reduction of trading assets, and as other liabilities. Amounts for years prior to 1996 have not been restated. For further detail, see discussion on the following page.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Provision and Allowance for Credit Losses

The provision for credit losses amounted to $30 million for 1997, compared with $5 million for 1996 and $31 million in 1995.

      The total allowance for credit losses increased to $997 million at December 31, 1997, from $973 million at year end 1996 and $992 million at December 31, 1995. Beginning December 31, 1996, in accordance with the American Institute of Certified Public Accountants Banks and Savings Institutions Audit Guide, the Corporation has allocated its total allowance for credit losses at December 31, 1997 and 1996 as presented below. Amounts for years prior to 1996 have not been restated. The Corporation continues to believe that the total allowance for credit losses is available for credit losses in its entire portfolio, which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Due to a multitude of complex and changing factors that are collectively weighed in determining the adequacy of the allowance for credit losses, management expects that the allocation of the total allowance for credit losses may be adjusted as risk factors change.

      Pursuant to a regulatory requirement, the table below provides the components of the allowance for credit losses by category. This breakdown of the allowance at each year end reflects management's best estimate of possible credit losses and may not necessarily be indicative of actual future charge-offs (in millions):

December 31,                            1997     1996     1995     1994     1993
--------------------------------------------------------------------------------
Domestic
  Commercial and industrial           $   44   $   75   $  165   $  133   $  115
  Financial institutions                   9       10       20       20        8
  Real estate
   Construction                            2        8        8        5       15
   Mortgage                               49       67       70       54       65
  Other                                    1        1        3        2        1
--------------------------------------------------------------------------------
   Total domestic                        105      161      266      214      204
International                            221      144      222      266      190
--------------------------------------------------------------------------------
   Total allocated                       326      305      488      480      394
Unallocated portion*
  Domestic                               268      288      306      402      599
  International                          105      180      198      370      331
--------------------------------------------------------------------------------
Allowance for credit losses--loans       699      773
Allowance for credit losses--
  trading assets                         285      190
Allowance for credit losses--
  other liabilities                       13       10
--------------------------------------------------------------------------------
   Total                              $  997   $  973   $  992   $1,252   $1,324
================================================================================

* This amount and any unabsorbed portion of the allocated allowance are also available for credit losses in the entire portfolio.

      For purposes of providing information required by regulatory authorities and subject to the above limitations, the following table presents an analysis of the changes in the international component of the allowance for credit losses (in millions):

Year Ended December 31,                   1997      1996       1995       1994      1993
----------------------------------------------------------------------------------------
Balance, beginning of year             $   348   $   420    $   636    $   521   $ 1,007
----------------------------------------------------------------------------------------
Net charge-offs
  Charge-offs                               75        22        121         78       334
  Recoveries                                22        26         24         46        49
----------------------------------------------------------------------------------------
  Total net charge-offs (recoveries)
    to the allowance                        53        (4)        97         32       285
Allowance related to acquisition            17        --         --         --        --
Provision for credit losses                 30        (1)         9         11        40
Reallocation (to) from
  domestic allowance                       120       (75)      (128)       136      (241)
----------------------------------------------------------------------------------------
Balance, end of year*                  $   462   $   348    $   420    $   636   $   521
========================================================================================

* The December 31, 1997 and 1996 amounts were allocated as follows: $326 million and $324 million, respectively, to loans and $136 million and $24 million, respectively, to trading assets.

      The reallocations of $120 million, $75 million and $128 million during 1997, 1996 and 1995, respectively, between the international and domestic components of the allowance for credit losses, were based on the continuing evaluation of the Corporation's overall credit portfolio.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

Nonperforming Assets

Table 11 shows the Corporation's trend of cash basis loans, renegotiated loans, other real estate and other nonperforming assets ($ in millions).

Table 11 Nonperforming Assets

----------------------------------------------------------------------------------------------------
   December 31,                                                 1997    1996    1995    1994    1993
----------------------------------------------------------------------------------------------------
Cash basis loans (nonrefinancing country)
  Domestic
   Commercial and industrial                                    $ 49    $117    $263    $316    $285
   Secured by real estate                                         92     233     297     277     306
   Financial institutions                                         --      --      10      25      30
----------------------------------------------------------------------------------------------------
    Total domestic                                               141     350     570     618     621
----------------------------------------------------------------------------------------------------
  International
   Commercial and industrial                                      65      57     106     247      84
   Secured by real estate                                         25      39      65      79     149
   Financial institutions                                         --       4       3      48      --
   Other                                                           9       2      --       2       2
----------------------------------------------------------------------------------------------------
    Total international                                           99     102     174     376     235
----------------------------------------------------------------------------------------------------
    Total cash basis loans (nonrefinancing country)              240     452     744     994     856
Cash basis loans (refinancing country)
  International                                                   --      --      --       2     118
----------------------------------------------------------------------------------------------------
Total cash basis loans                                          $240    $452    $744    $996    $974
====================================================================================================
Ratio of cash basis loans to total gross loans                   1.2%    2.8%    5.9%    7.9%    6.4%
====================================================================================================
Ratio of allowance for credit losses to cash basis loans(1)      291%    171%    133%    126%    136%
====================================================================================================
Renegotiated loans
  Secured by real estate                                        $ 25    $ 37    $ 88    $ 65    $ 14
  Other                                                           --      --      12       1       7
----------------------------------------------------------------------------------------------------
Total renegotiated loans                                        $ 25    $ 37    $100    $ 66    $ 21
====================================================================================================
Other real estate                                               $194    $213    $259    $301    $287
====================================================================================================
Other nonperforming assets
  Derivatives                                                   $ 34    $ --    $  1    $  2    $ 16
  Assets acquired in credit workouts                               4      10      66      61      85
----------------------------------------------------------------------------------------------------
Total other nonperforming assets                                $ 38    $ 10    $ 67    $ 63    $101
====================================================================================================
Loans 90 days or more past due and still accruing interest(2)   $ --    $ --    $ 26    $ --    $ 40
====================================================================================================

(1) The 1997 and 1996 ratios were computed using the $699 million and $773 million allowance for credit losses that has been allocated to loans.
(2) Represents loans 90 days or more past due with respect to interest or principal. These loans were considered to be well secured and were in the process of collection. The December 31, 1993 balance includes $15 million of international loans.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      Each quarter an extensive review is performed by the Credit Audit Department and senior credit management of all cash basis loans and classified assets. Each borrower/counterparty is evaluated to determine whether it represents a potential loss. Whenever the probability of loss is believed to be greater than 50 percent, a charge-off of the amount deemed uncollectible is recommended. Once a charge-off is taken, the remaining portion, if any, is immediately placed on a cash basis. If the probability of loss is believed to be less than 50 percent, but collection or liquidation in full is questionable if present trends continue, the asset is classified as doubtful. It is the Corporation's policy to place all assets classified as doubtful on a cash basis, even if the borrower is still making required payments. In addition, it is generally the Corporation's policy that loans be immediately placed on a cash basis when they become 90 days past due with respect to interest or principal.

      The Corporation's total cash basis loans amounted to $240 million at December 31, 1997, a decrease of $212 million, or 47 percent, from 1996, which had decreased $292 million, or 39 percent, from 1995.

      Cash basis loans decreased $212 million during 1997, primarily due to a $155 million decrease in loans secured by real estate.

      Within cash basis loans, loans secured by real estate were $117 million at December 31, 1997. Commercial and industrial loans to highly leveraged borrowers decreased $76 million to $41 million.

      Cash basis loans decreased $292 million during 1996, primarily due to collections and charge-offs of $109 million in connection with the settlement of old derivative transactions which were primarily classified as commercial and industrial loans, as well as a $90 million decrease in loans secured by real estate and an $87 million decrease in various other commercial and industrial loans.

      In 1997, renegotiated loans decreased $12 million. Renegotiated loans decreased to $37 million at December 31, 1996 due to $63 million of transfers to cash basis loans.

      Other real estate decreased $19 million, to $194 million at December 31, 1997. In 1996, other real estate decreased $46 million. The 1996 decrease was primarily attributable to $73 million of sales of properties offset by an addition of $24 million of foreclosed properties.

      Derivative contracts are classified as nonperforming when payments are 90 days past due, or earlier based upon management's judgment as to the probability of collection of all amounts due under the contracts. Nonperforming derivatives increased $34 million in 1997 as a result of contracts with one Asian counterparty.

      An analysis of the changes in the Corporation's total cash basis loans follows:

(in millions)
Year Ended December 31,                1997       1996       1995       1994       1993
---------------------------------------------------------------------------------------
Balance, beginning of year          $   452    $   744    $   996    $   974    $ 1,377
Net transfers to cash basis loans       111         96        314        520        230
Net paydowns                           (146)      (241)      (221)      (130)      (140)
Charge-offs                            (107)       (87)      (330)      (163)      (232)
Net transfers from (to) other
  real estate                           (16)       (14)        13        (72)       (10)
Transfers to other
  nonperforming assets                   --         --         --         (7)       (58)
Loan sales                              (47)       (38)        (1)       (49)      (153)
Other                                    (7)        (8)       (27)       (77)       (40)
---------------------------------------------------------------------------------------
Balance, end of year                $   240    $   452    $   744    $   996    $   974
=======================================================================================

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

      Amounts included in the table and discussion which follow generally reflect the above definition.

Table 12 Highly Leveraged Transactions

(in millions) December 31,                                 1997             1996
--------------------------------------------------------------------------------
Loans
  Senior debt                                            $2,376           $1,587
  Subordinated debt                                          36               76
--------------------------------------------------------------------------------
Total loans                                              $2,412           $1,663
================================================================================
Unfunded commitments
  Commitments to lend                                    $1,420           $  875
  Letters of credit                                         186              128
--------------------------------------------------------------------------------
Total unfunded commitments                               $1,606           $1,003
================================================================================
Equity investments                                       $  884           $  665
================================================================================
Commitments to invest                                    $  949           $  425
================================================================================

      The Corporation's outstanding loans were to 174 separate borrowers in 47 separate industry groups at December 31, 1997, compared to 127 separate borrowers in 43 separate industry groups at December 31, 1996. The health services group at 19 percent was the only industry concentration which exceeded 10 percent of total HLT loans outstanding at December 31, 1997.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      In addition to the amounts shown in Table 12, at December 31, 1997, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $1.168 billion (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

      During 1997, the Corporation originated $6.6 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

      All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding per borrower for the portfolio at December 31, 1997 was less than $14 million. However, at December 31, 1997, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 11 separate highly leveraged borrowers.

      At December 31, 1997, $41 million of the HLT loan portfolio was on a cash basis. In addition, $4 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $12 million of HLT loans were recorded in 1997. In addition, the Corporation recorded a net gain of $146 million in connection with the sales and/or write-offs of certain equity investments in highly leveraged companies during 1997.

      Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $145 million during 1997 and that as of December 31, 1997, approximately $17 million of fees were deferred.

Cross-Border Outstandings

The Corporation's cross-border outstandings reflect certain additional economic and political risks beyond those associated with its domestic outstandings, such as risks arising from funds transfer restrictions and balance-of-payments issues, as well as risks arising from operating in different legal and regulatory jurisdictions. Recent financial instability and market turmoil in Asia have raised concerns regarding cross-border exposures in Asia.

      The Corporation's cross-border outstandings at December 31, 1997 to the Republic of Korea, Indonesia, and Thailand represented 1.13, .89 and .40, respectively, as a percentage of total assets. Subsequent to year end, the Republic of Korea reached an agreement with its major international banks, which serves to restructure maturing short-term foreign currency debts of domestic banks. Under this framework, up to $24 billion in private short-term bank debt can be converted into new one to three year term loans carrying a government guarantee. The Corporation has approximately $270 million of obligations covered by this agreement. This program helps stabilize international funding and is a crucial first step in restoring investor confidence.

      Since December 31, 1997, the steep decline in the Indonesian rupiah has placed a heavy burden on many Indonesian banks and corporations with foreign currency borrowings whose revenues are denominated in Indonesian rupiah. The ability of these institutions to honor their obligations is heavily dependent on the future performance of the Indonesian economy.

      Late in 1997, Thailand's government began to implement measures in accordance with its IMF program. Early in 1998, the IMF relaxed some of its austerity directed spending guidelines in order to allow the government greater flexibility in implementing an economic recovery. Continued implementation of appropriate measures will be crucial in restructuring Thailand's troubled financial sector and reviving its economy.

      Given the continuing economic uncertainty in Asia, the Corporation believes the level of nonperforming assets and losses related to Asian counterparties may increase during 1998.

      The following table presents the Corporation's cross-border outstandings at December 31, 1997 for each foreign country where such outstandings exceeded
 .75 percent of the Corporation's total assets. The outstanding balances are presented in accordance with the reporting guidelines adopted by the Federal Financial Institutions Examination Council (FFIEC) as of March 1997.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Table 13 Cross-Border Outstandings

----------------------------------------------------------------------------------------------------------------------------
                                                                    Governments       Banks and
                                                          % of              and           Other     Commercial
                                           Total         Total         Official       Financial            and
($ in millions)                     Outstandings        Assets     Institutions    Institutions      Industrial        Other
----------------------------------------------------------------------------------------------------------------------------
At December 31, 1997
  Japan(1)                               $ 7,018          5.01%         $   935         $ 4,996         $ 1,087         $ --
  France                                   3,898          2.78                2           3,558             338           --
  Spain                                    3,520          2.51              302           2,940             278           --
  Australia                                3,003          2.14              507           2,072             424           --
  Germany                                  2,771          1.98              281           2,295             195           --
  United Kingdom                           2,428          1.73                8           2,309             108            3
  Canada                                   2,258          1.61              579           1,251             426            2
  Switzerland                              1,919          1.37               --           1,123             796           --
  Brazil(2)                                1,917          1.37              809             588             520           --
  Republic of Korea(3)                     1,583          1.13              186             929             468           --
  Netherlands                              1,322          0.94               --             879             443           --
  Indonesia(2)                             1,247          0.89               24             440             783           --
  Italy                                    1,110          0.79              427             432             251           --
  All other cross-border outstandings     12,572          8.97            3,208           6,408           2,905           51
----------------------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings        $46,566         33.22%         $ 7,268         $30,220         $ 9,022         $ 56
============================================================================================================================

(1) The Corporation's cross-border outstandings with Japan primarily consisted of interest-bearing deposits with banks and trading account assets carried at fair value.
(2) The Corporation's cross-border outstandings with Brazil and Indonesia primarily consisted of trading account assets carried at fair value.
(3) The Corporation's cross-border outstandings with the Republic of Korea primarily consisted of trading account assets carried at fair value and acceptances outstanding.

      At December 31, 1997, total cross-border commitments to borrowers or counterparties domiciled in the countries presented in Table 13 were: Japan, $15 million; France, $85 million; Australia, $6 million; Germany, $99 million; United Kingdom, $55 million; Canada, $66 million; Switzerland, $45 million; Brazil, $22 million; the Republic of Korea, $58 million; the Netherlands, $70 million; Indonesia, $19 million; and Italy, $2 million.

      The cross-border claims outstandings were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets (including net revaluation gains on foreign exchange and derivative products), securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable and acceptances outstanding.

      Governments and official institutions comprises foreign governments and their agencies; state, provincial and local governments and their agencies; and central banks. Banks and other financial institutions is comprised of commercial and savings banks and other similar institutions accepting short-term deposits, including government-owned banks which do not function as central banks, and nonbank credit and financial companies.

      The amounts outstanding for each country listed above exclude local country claims. Local country claims, as defined by the FFIEC's March 1997 reporting guidelines, include claims on residents of the same country in which the booking office is domiciled. Such claims are generally funded with borrowings that represent liabilities of that office or are hedged with foreign exchange and derivative products.

      The amendments to the FFIEC's cross-border reporting guidelines as adopted in March 1997 included the addition of net revaluation gains on foreign exchange and derivative products to the definition of claims outstanding, and the elimination of the currency denomination criteria when segregating local from cross-border country claims.

      Presented below are the 1997 cross-border outstandings excluding the net revaluation gains on foreign exchange and


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

derivative products for comparative purposes with the 1996 and 1995 outstanding balances, as previously reported in accordance with the FFIEC's cross-border definition at that time, for each foreign country where such outstandings exceeded one percent of total assets.

Table 14 Cross-Border Claims Outstanding (excluding net revaluation gains on
         FX and derivatives)

-----------------------------------------------------------------------------------------------------------------------------
                                                                  Governments       Banks and
                                                           % of           and           Other      Commercial
                                         Total            Total      Official       Financial             and
($ in millions)                   Outstandings           Assets  Institutions    Institutions      Industrial           Other
-----------------------------------------------------------------------------------------------------------------------------
At December 31, 1997
Japan(1)                                $4,222             3.01%       $  881          $2,364          $  977              --
Spain                                    3,290             2.35           302           2,734             254              --
France                                   2,948             2.10             2           2,696             250              --
Brazil(2)                                1,915             1.37           809             587             519              --
Germany                                  1,890             1.35           281           1,450             159              --
Canada                                   1,509             1.08           264             890             353               2
=============================================================================================================================
At December 31, 1996
United Kingdom                          $3,904             3.19%       $   12          $3,461          $  430          $    1
Switzerland                              3,598             2.94            --           3,332             266              --
France                                   3,485             2.84            63           3,005             416               1
Spain                                    2,670             2.18           960           1,667              43              --
Japan(1)                                 2,523             2.06           477             979           1,067              --
Germany                                  1,700             1.39           537             758             405              --
Mexico(3)                                1,332             1.09           676             329             327              --
Italy                                    1,285             1.05           751             384             150              --
Brazil(2)                                1,266             1.03           569             454             243              --
=============================================================================================================================
At December 31, 1995
Japan(1)                                $2,844             2.68%       $  456          $1,393          $  987          $    8
France                                   2,150             2.02           291           1,615             244              --
United Kingdom                           1,945             1.83            19           1,448             478              --
Spain                                    1,877             1.77         1,338             494              44               1
Italy                                    1,522             1.43         1,265             209              48              --
Brazil(2)                                1,120             1.05           475             494             151              --
=============================================================================================================================

(1) The Corporation's cross-border outstandings with Japan primarily consisted of interest-bearing deposits with banks and trading assets carried at fair value.
(2) The Corporation's cross-border outstanding as presented above for Brazil primarily consisted of trading assets which are carried at fair value.
(3) The Corporation's cross-border outstandings for Mexico primarily consisted of trading assets carried at fair value and securities purchased under resale agreements.

      On this basis, Switzerland is the only country whose cross-border outstandings were between .75 percent and 1.00 percent of total assets at December 31, 1997. The aggregate cross-border outstandings for Switzerland amounted to $1.3 billion, or .95 percent of total assets.

      Hong Kong and Canada were the only countries whose cross-border outstandings were between .75 percent and 1.00 percent of total assets at December 31, 1996. The aggregate cross-border outstandings for these countries amounted to $1.1 billion, or .92 percent of total assets for Hong Kong and $914 million, or .75 percent of total assets for Canada.

      Mexico, Germany and Belgium were the only countries whose cross-border outstandings were between .75 percent and 1.00 percent of total assets at December 31, 1995. The aggregate cross-border outstandings for these countries amounted to $1.0 billion, or .96 percent of total assets for Mexico (a majority of which consisted of trading assets carried at fair value), $939 million, or
 .88 percent of total assets for Germany, and $840 million, or .79 percent of total assets for Belgium.

      The following table details the cash basis loans of the outstandings for those countries presented in Tables 13 and 14.

                                                                      Cash Basis
($ in millions)                                                            Loans
--------------------------------------------------------------------------------
At December 31, 1997
  Indonesia                                                                  $10
  Spain                                                                        2
--------------------------------------------------------------------------------
Total                                                                        $12
================================================================================
At December 31, 1996
  Italy                                                                      $ 3
  Spain                                                                        2
--------------------------------------------------------------------------------
Total                                                                        $ 5
================================================================================
At December 31, 1995
  Italy                                                                      $16
--------------------------------------------------------------------------------
Total                                                                        $16
================================================================================

      There were no cross-border renegotiated loans for the years ended December 31, 1997, 1996 and 1995.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Acquisition

On December 2, 1997, the Corporation announced that it had signed a definitive agreement with National Westminster Bank PLC to acquire NatWest Markets' Pan-European cash equities business.

      The acquisition is expected to be completed by the second quarter of 1998 and is subject to certain closing conditions, including regulatory approvals. The transaction will be accounted for as a purchase and is expected to be accretive to the Corporation's earnings per share beginning in 1998.

Accounting Developments

In December 1996, the FASB issued SFAS 127 which deferred for one year the effective date of some portions of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The deferred provisions relate to collateral, repurchase agreements, dollar-rolls, securities lending and similar transactions. The adoption as of January 1, 1998 of the deferred portions of SFAS 125 will not have a material impact on the Corporation's net income, stockholders' equity or total assets.

      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that a company classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of a statement of financial position.

      SFAS 130 is effective for financial statement periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

      SFAS 131 is effective for financial statement periods beginning after December 15, 1997. Comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------








               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

Financial Reports
Section


Financial Statements

CONSOLIDATED STATEMENT
OF INCOME                            40

CONSOLIDATED BALANCE SHEET           41

CONSOLIDATED STATEMENT
OF CHANGES IN
STOCKHOLDERS' EQUITY                 42

CONSOLIDATED STATEMENT
OF CASH FLOWS                        43

NOTES TO FINANCIAL
STATEMENTS                           44

MANAGEMENT'S REPORT ON
RESPONSIBILITY FOR
FINANCIAL REPORTING                  79

REPORTS OF
INDEPENDENT AUDITORS                 80


Supplemental Financial Data

CONDENSED QUARTERLY
CONSOLIDATED STATEMENT
OF INCOME                            82

STOCKHOLDER DATA                     82

AVERAGE BALANCES, INTEREST
AND AVERAGE RATES                    83

VOLUME/RATE ANALYSIS
OF CHANGES IN NET
INTEREST REVENUE                     85

INTEREST RATE SENSITIVITY            86

DEPOSITS                             87


10-K Report

This Annual Report includes the Corporation's SEC Report on Form 10-K. However, portions of the Annual Report, such as pages 1-9, are not required by the Form 10-K report and are not part of the Corporation's Form 10-K. Only those sections of the Annual Report referenced in the cross-reference index on page 93 are incorporated in the Form 10-K.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

CONSOLIDATED STATEMENT OF INCOME (in millions, except per share data)

Year Ended December 31,                                   1997     1996     1995
--------------------------------------------------------------------------------
Net Interest Revenue
   Interest revenue                                     $7,285   $6,508   $5,989
   Interest expense                                      5,926    5,451    5,105
--------------------------------------------------------------------------------
Net Interest Revenue                                     1,359    1,057      884
Provision for credit losses                                 30        5       31
--------------------------------------------------------------------------------
Net Interest Revenue after Provision for Credit Losses   1,329    1,052      853
--------------------------------------------------------------------------------
Noninterest Revenue
   Trading                                               1,085    1,014      481
   Fiduciary and funds management                        1,059      876      764
   Corporate finance fees                                1,113      922      691
   Other fees and commissions                              606      534      479
   Net revenue from equity investment transactions         224      230      153
   Securities available for sale gains                     158       75      180
   Insurance premiums                                      287      230      234
   Other                                                   359      236      147
--------------------------------------------------------------------------------
Total noninterest revenue                                4,891    4,117    3,129
--------------------------------------------------------------------------------
Noninterest Expenses
   Salaries and commissions                              1,273    1,154    1,045
   Incentive compensation and employee benefits          1,726    1,216      832
   Agency and other professional service fees              391      321      327
   Communication and data services                         231      237      220
   Occupancy, net                                          181      174      177
   Furniture and equipment                                 224      186      177
   Travel and entertainment                                142      113      104
   Provision for policyholder benefits                     333      280      271
   Other                                                   423      357      310
   Restructuring charges                                    57       --       50
--------------------------------------------------------------------------------
Total noninterest expenses                               4,981    4,038    3,513
--------------------------------------------------------------------------------
Income before income taxes                               1,239    1,131      469
Income taxes                                               373      365      158
--------------------------------------------------------------------------------
Net Income                                              $  866   $  766   $  311
================================================================================
Net Income Applicable to Common Stock*                  $  817   $  715   $  260

Earnings per Common Share:
   Basic                                                $ 8.15   $ 7.12   $ 2.62
================================================================================

   Diluted                                              $ 7.66   $ 6.76   $ 2.54
================================================================================

Cash dividends declared per common share                $ 4.00   $ 4.00   $ 4.00
================================================================================
*     Amounts shown are used to calculate basic earnings per common share.

The accompanying notes are an integral part of the financial statements.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

CONSOLIDATED BALANCE SHEET ($ in millions, except par value)

-------------------------------------------------------------------------------------------------------------
December 31,                                                                                1997         1996
-------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                $   2,188    $   1,568
Interest-bearing deposits with banks                                                       4,272        2,210
Federal funds sold                                                                         1,382        1,684
Securities purchased under resale agreements                                              19,163       18,002
Securities borrowed                                                                       16,751       17,005
Trading assets:
   Government securities                                                                  11,397       16,849
   Corporate debt securities                                                               8,128        8,033
   Equity securities                                                                       7,914        6,089
   Swaps, options and other derivatives, net                                              17,673       11,220
   Other trading assets                                                                   11,460        6,748
-------------------------------------------------------------------------------------------------------------
Total trading assets                                                                      56,572       48,939
Securities available for sale                                                              8,081        7,920
Loans, net                                                                                19,106       15,107
Customer receivables                                                                       1,547        1,529
Due from customers on acceptances                                                            633          597
Accounts receivable and accrued interest                                                   4,785        3,032
Other assets                                                                               5,622        4,950
-------------------------------------------------------------------------------------------------------------
Total                                                                                  $ 140,102    $ 122,543
=============================================================================================================
Liabilities
Noninterest-bearing deposits
   Domestic offices                                                                    $   2,776    $   2,600
   Foreign offices                                                                         1,952        1,013
Interest-bearing deposits
   Domestic offices                                                                       22,353        9,928
   Foreign offices                                                                        15,749       16,774
-------------------------------------------------------------------------------------------------------------
Total deposits                                                                            42,830       30,315
Trading liabilities:
   Securities sold, not yet purchased
     Government securities                                                                 4,389        7,668
     Equity securities                                                                     5,273        4,174
     Other trading liabilities                                                               519          334
   Swaps, options and other derivatives                                                   17,065       11,585
-------------------------------------------------------------------------------------------------------------
Total trading liabilities                                                                 27,246       23,761
Securities loaned and securities sold
   under repurchase agreements                                                            17,896       23,454
Other short-term borrowings                                                               19,577       19,409
Acceptances outstanding                                                                      633          597
Accounts payable and accrued expenses                                                      6,536        4,792
Other liabilities                                                                          3,617        2,049
Long-term debt not included in risk-based capital                                         11,275        8,732
Long-term debt included in risk-based capital                                              3,312        2,576
Mandatorily redeemable capital securities of subsidiary trusts holding solely junior
   subordinated deferrable interest debentures included in risk-based capital              1,472          730
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        134,394      116,415
=============================================================================================================
Commitments and contingent liabilities (Notes 7 and 23)
Preferred Stock of Subsidiary                                                                 --          250
-------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock                                                                              658          810
Common stock, $1 par value
   Authorized, 300,000,000 shares
   Issued: 1997, 105,378,741 shares;
           1996, 103,624,555 shares;                                                         105          104
Capital surplus                                                                            1,563        1,437
Retained earnings                                                                          4,202        3,988
Common stock in treasury, at cost: 1997, 8,422,401 shares;
                                   1996, 4,435,226 shares                                   (889)        (372)
Other stockholders' equity                                                                    69          (89)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 5,708        5,878
-------------------------------------------------------------------------------------------------------------
Total                                                                                  $ 140,102    $ 122,543
=============================================================================================================

The accompanying notes are an integral part of the financial statements.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in millions)

---------------------------------------------------------------------------------------
Year Ended December 31,                                      1997       1996       1995
---------------------------------------------------------------------------------------
Preferred Stock
Balance, beginning of year                                $   810    $   865    $   395
Preferred stock issued                                          1          1        470
Preferred stock repurchased                                    (8)       (56)        --
Preferred stock redeemed                                     (145)        --         --
---------------------------------------------------------------------------------------
Balance, end of year                                          658        810        865
---------------------------------------------------------------------------------------
Common Stock
Balance, beginning of year                                    104        103        101
Issuance of common stock                                        1          1          2
---------------------------------------------------------------------------------------
Balance, end of year                                          105        104        103
---------------------------------------------------------------------------------------
Capital Surplus
Balance, beginning of year                                  1,437      1,386      1,371
Issuance of common stock                                       59         19         26
Repurchase and retirement of common stock                      (6)       (16)        --
Preferred stock issuance and conversion costs                  --         --        (17)
Common stock distributed under employee benefit plans          73         41          6
Preferred stock repurchased                                    --          7         --
---------------------------------------------------------------------------------------
Balance, end of year                                        1,563      1,437      1,386
---------------------------------------------------------------------------------------
Retained Earnings
Balance, beginning of year                                  3,988      3,702      3,796
Net income                                                    866        766        311
Cash dividends declared
   Preferred stock                                            (50)       (58)       (47)
   Common stock                                              (366)      (335)      (326)
Treasury stock distributed under employee benefit plans      (236)       (80)       (32)
Treasury stock associated with acquisition                     --         (7)        --
---------------------------------------------------------------------------------------
Balance, end of year                                        4,202      3,988      3,702
---------------------------------------------------------------------------------------
Common Stock in Treasury, at cost
Balance, beginning of year                                   (372)      (336)      (416)
Purchases of stock                                         (1,038)      (608)       (38)
Restricted stock granted, net                                  (4)        37         54
Treasury stock distributed under employee benefit plans       525        325         64
Treasury stock associated with acquisition                     --        210         --
---------------------------------------------------------------------------------------
Balance, end of year                                         (889)      (372)      (336)
---------------------------------------------------------------------------------------
Common Stock Issuable--Stock Awards
Balance, beginning of year                                    526        233        160
Deferred stock awards granted, net                            401        294         89
Deferred stock distributed                                    (26)        (1)       (16)
---------------------------------------------------------------------------------------
Balance, end of year                                          901        526        233
---------------------------------------------------------------------------------------
Deferred Compensation--Stock Awards
Balance, beginning of year                                   (308)      (151)       (63)
Deferred stock awards granted, net                           (394)      (293)       (88)
Restricted stock granted, net                                 (10)       (38)       (48)
Amortization of deferred compensation, net                    274        174         48
---------------------------------------------------------------------------------------
Balance, end of year                                         (438)      (308)      (151)
---------------------------------------------------------------------------------------
Cumulative Translation Adjustments
Balance, beginning of year                                   (364)      (348)      (336)
Translation adjustments                                        78        (40)        (3)
Income taxes applicable to translation adjustments            (76)        24         (9)
---------------------------------------------------------------------------------------
Balance, end of year                                         (362)      (364)      (348)
---------------------------------------------------------------------------------------
Securities Valuation Allowance
Balance, beginning of year                                     57         19         69
Change in unrealized net gains, after applicable
   income taxes and minority interest                         (89)        38        (50)
---------------------------------------------------------------------------------------
Balance, end of year                                          (32)        57         19
---------------------------------------------------------------------------------------
Total stockholders' equity, end of year                   $ 5,708    $ 5,878    $ 5,473
=======================================================================================

The accompanying notes are an integral part of the financial statements.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)

------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                           1997        1996        1995
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                                    $    866    $    766    $    311
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Provision for credit losses                                                                      30           5          31
   Provision for policyholder benefits                                                             333         280         271
   Restructuring charges                                                                            57          --          50
   Deferred income taxes                                                                          (272)         72        (270)
   Depreciation and other amortization and accretion                                               415         280         165
   Other, net                                                                                      (61)       (108)        (69)
------------------------------------------------------------------------------------------------------------------------------
     Earnings adjusted for noncash charges and credits                                           1,368       1,295         489
Net change in:
   Trading assets                                                                               (8,855)     (2,742)     (1,392)
   Trading liabilities                                                                           4,525      (2,361)      5,857
   Receivables and payables from securities transactions                                           477       1,196      (1,035)
   Customer receivables                                                                            (18)        (41)       (293)
   Other operating assets and liabilities, net                                                     (79)     (1,073)         30
Securities available for sale gains                                                               (158)        (75)       (180)
------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                             (2,740)     (3,801)      3,476
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Net change in:
   Interest-bearing deposits with banks                                                         (2,171)       (217)      1,194
   Federal funds sold                                                                              302        (830)      1,690
   Securities purchased under resale agreements                                                 (1,197)     (4,750)     (6,401)
   Securities borrowed                                                                             254      (5,697)     (1,778)
   Loans                                                                                        (4,637)     (2,914)       (279)
Securities available for sale:
   Purchases                                                                                    (6,430)     (5,910)     (4,164)
   Maturities and other redemptions                                                              3,845       3,191       3,875
   Sales                                                                                         1,511       1,571       1,871
Acquisitions of premises and equipment                                                            (237)       (215)       (148)
Other, net                                                                                         911         105         (93)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (7,849)    (15,666)     (4,233)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net change in:
   Deposits                                                                                     12,651       4,708         833
   Securities loaned and securities sold under repurchase agreements                            (5,399)      8,334        (492)
   Other short-term borrowings                                                                   1,125       3,425      (2,198)
Issuances of long-term debt*                                                                     9,645       4,262       4,786
Repayments of long-term debt                                                                    (5,188)     (1,312)     (1,634)
Issuances of common stock                                                                           48          19          15
Repurchase and retirement of common stock                                                           (6)        (17)         (1)
Issuances of preferred stock                                                                        --          --         221
Redemptions of preferred stock of subsidiary                                                      (250)         --          --
Redemptions and repurchases of preferred stock                                                    (152)        (49)         --
Purchases of treasury stock                                                                     (1,038)       (608)        (38)
Cash dividends paid                                                                               (397)       (392)       (372)
Other, net                                                                                         248         258          34
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       11,287      18,628       1,154
------------------------------------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                                        (78)          8          (7)
------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Due from Banks                                                 620        (831)        390
Cash and due from banks, beginning of year                                                       1,568       2,399       2,009
------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of year                                                          $  2,188    $  1,568    $  2,399
==============================================================================================================================
Interest paid                                                                                 $  5,515    $  5,513    $  5,110
==============================================================================================================================
Income taxes paid, net                                                                        $    260    $    329    $    282
==============================================================================================================================
Noncash investing activities:
   Conversions of loans to other real estate and assets acquired in credit workouts           $     64    $     24    $     24
   Exchanges of Chilean government bonds for annuity contracts                                      57          76          88
   Other**                                                                                          --         203          --
------------------------------------------------------------------------------------------------------------------------------
Total noncash investing activities                                                            $    121    $    303    $    112
==============================================================================================================================
Noncash financing activity: conversion of debt to equity                                      $     63    $      3    $    259
==============================================================================================================================

* Includes $739 million and $730 million related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital for the years ended December 31, 1997 and 1996, respectively.
**    1996 amount related to treasury stock associated with acquisition.

The accompanying notes are an integral part of the financial statements.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1--Merger

On September 1, 1997, Alex. Brown Incorporated ("Alex. Brown") was merged into a wholly-owned subsidiary of Bankers Trust New York Corporation (the "Merger"). In conjunction with the Merger, approximately 22 million shares of common stock were issued in exchange for all the outstanding shares of Alex. Brown's common stock (based on an exchange ratio of 0.83 shares of Bankers Trust New York Corporation's common stock for each share of Alex. Brown's common stock). The Merger was treated as a tax free exchange.

      The consolidated financial statements give retroactive effect to the Merger in a transaction accounted for as a pooling-of-interests. The pooling-of-interests method of accounting requires the restatement of all periods presented as if Alex. Brown and Bankers Trust New York Corporation together with its subsidiaries (the "Corporation" or the "Firm") had always been combined. The consolidated statement of changes in stockholders' equity reflects the accounts of the Corporation as if the additional common stock had been issued during all the periods presented.

      The Corporation recognized $57 million in restructuring charges as a result of the Merger, such as severance, lease terminations and direct costs of completing the Merger. At December 31, 1997, $18 million relating to these charges were classified as accounts payable and accrued expenses.

      The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                        Eight Months
                                               Ended
                                          August 31,    Year Ended    Year Ended
                                                1997      December      December
($ in millions)                           (Unaudited)     31, 1996      31, 1995
--------------------------------------------------------------------------------
Total Net Revenue*
  Bankers Trust New York Corporation          $3,406        $4,160        $3,209
  Alex. Brown Incorporated                       661         1,009           773
--------------------------------------------------------------------------------
    Combined                                  $4,067        $5,169        $3,982
================================================================================
Net Income
  Bankers Trust New York Corporation          $  491        $  612        $  215
  Alex. Brown Incorporated                        79           154            96
--------------------------------------------------------------------------------
    Combined                                  $  570        $  766        $  311
================================================================================
* Net interest revenue after provision for credit losses plus noninterest revenue.

Note 2--Significant Accounting Policies

The Corporation is a global provider of a wide range of financial services. The accounting policies of the Corporation conform with generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from management's estimates. The following is a description of the significant accounting policies of the Corporation.

Principles of Consolidation

The consolidated financial statements of the Corporation include Bankers Trust New York Corporation (the "Parent Company"), Bankers Trust Company and its subsidiaries ("BTCo") and all other significant, majority-owned subsidiaries, after elimination of material intercompany transactions and accounts. Investments in other companies over which the Corporation has significant influence are accounted for using the equity method of accounting. These investments are reported in other assets and the related equity income or loss, as well as disposition gains and losses, is included in noninterest revenue.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. For operations using the U.S. dollar or the currency of a highly inflationary economy as their functional currency, translation gains and losses are generally reported in noninterest revenues. Translation gains and losses for operations using any other currency as their functional currency are reported, net of tax effects, in stockholders' equity as cumulative translation adjustments.

Resale and Repurchase Agreements; Securities Borrowed and Loaned

Resale and repurchase agreements and securities borrowed and loaned are generally treated as collateralized financings and are carried at the amount of cash disbursed or received. The Corporation offsets resale and repurchase agreements which meet the applicable netting criteria.

      Generally, the party disbursing the cash takes possession of the securities serving as collateral for the financing. Securities borrowed or purchased under resale agreements consist primarily of U.S. government and federal agency securities and OECD country sovereign bonds.

      The Corporation monitors the fair value of the securities received or sent. For securities borrowed or purchased under resale agreements, the Corporation requests additional securities or the return of a portion of the cash disbursed when appropriate in response to a decline in the market value of the securities received. Similarly, the return of excess securities or additional cash is requested when appropriate in response to an increase in the market value of securities lent or sold under repurchase agreements.

Trading Securities; Securities Available for Sale

The Corporation designates debt and marketable equity securities as either held for trading purposes or available for sale at the date of acquisition.

      Debt and marketable equity securities, loans and money market instruments that are classified as trading assets, as well as short trading positions which are classified as trading liabilities, are carried at their fair values and related gains and losses are included in trading revenue.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      Securities available for sale are carried at fair value with the changes in fair value, net of applicable deferred income taxes, recorded in stockholders' equity as securities valuation allowance. Realized gains and losses, as well as the amortization of premiums and accretion of discounts, are recorded in earnings. The specific identification method is used to determine the cost of securities sold.

      Fair value is generally based on quoted market prices, price quotes from brokers or dealers or discounted expected cash flows.

Nonmarketable Equity Investments

Nonmarketable equity investments, which include venture capital activities, are included in other assets and carried at cost, net of other-than-temporary impairment losses.

Derivatives

The Corporation enters into swaps, futures contracts, forward commitments, options and other similar types of contracts and commitments based on interest and foreign exchange rates, and equity and commodity prices, for trading purposes. Such positions are carried at their fair values as either trading assets or trading liabilities. Fair values for derivatives are based on quoted market prices or pricing models which take into account current market and contractual prices of the underlying instruments as well as time value and yield curve or volatility factors underlying the positions. Fair values also take into account expected market risks, administrative costs and credit considerations. Unrealized gains and losses are reported as assets and liabilities, respectively, and those arising from contracts covered by qualifying master netting agreements are reported on a net basis. Gains and losses resulting from trading positions are included in trading revenue.

      In addition to its trading activities, the Corporation, as an end user, enters into various types of derivative transactions (principally interest rate and currency swaps) to manage the interest rate, currency and other market risks arising from a number of categories of its assets and liabilities. Hedge accounting, as described below, is applied to derivatives used to manage such risks. To qualify for hedge accounting, the derivative contract must be designated as a hedge at its inception and must remain effective as a hedge throughout its term.

      The accounting for end-user derivatives follows that of the underlying item being hedged. Thus, net interest revenue is accrued or amortized for interest rate contracts, and in addition, hedges of securities available for sale are carried at fair value with changes in fair value due to market price changes reported in stockholders' equity as securities valuation allowance. Foreign exchange rate contracts used to hedge foreign-currency-denominated assets and liabilities are translated at spot rates with the resulting gains and losses reported in noninterest revenue or securities valuation allowance, and the discounts or premiums on these contracts are accrued to net interest revenue. Translation gains and losses, as well as the accretion of discount and amortization of premium on foreign exchange rate contracts used to hedge net investments in foreign entities are reported in stockholders' equity as cumulative translation adjustments. Hedges of nonmarketable equity securities are carried at cost. The book values of end-user derivatives are reported in other assets or other liabilities.

      Realized gains and losses on terminated hedges where the underlying hedged items are still outstanding are deferred and, except for hedges carried at cost, are amortized to net interest revenue over the remaining term of the hedge or hedged item, whichever is shorter. Any time the underlying item is also terminated, the remaining deferred amounts related to the terminated hedge are recognized and reported consistently with the realized gain or loss on the underlying item.

      Derivatives that do not qualify for hedge accounting are considered to be trading positions and are accounted for as such.

Loans, Other Real Estate and Other Nonperforming Assets

Loans generally are stated at their outstanding unpaid principal balances net of any deferred fees on originated loans, and net of any unamortized premiums or discounts on purchased loans. Interest revenue is accrued on the unpaid principal balance. Net deferred fees and premiums or discounts are recognized as an adjustment of the yield (interest revenue) over the lives of the related loans.

      Loans are accounted for on a cash basis once principal or interest payments are past due 90 days or earlier if considered appropriate by management. In addition, all loans classified as doubtful and all partially charged-off loans are accounted for on a cash basis even if the borrower is still making required payments. Any accrued but unpaid interest previously recorded on cash basis loans is reversed against current period interest revenue. Cash receipts of interest on cash basis loans are recorded as either revenue or a reduction of principal according to management's judgment as to the collectibility of principal.

      Renegotiated loans are those which have been renegotiated to an effective interest rate lower than the then-current market rate because of a deterioration in the financial position of the borrower. Interest on such loans is accrued at the renegotiated rate.

      Derivative contracts are classified as nonperforming when payments are past due 90 days or earlier based upon management's judgment. Thereafter, the contracts are accounted for at the lower of adjusted cost or fair value with any decline in fair value charged to trading revenue.

      Assets acquired in credit work-outs, including real estate, are recorded at the lower of fair value less costs to sell or the recorded investment in the related loan and are classified as other assets. Any excess of the recorded investment in the loan over the fair value of the asset acquired is charged against the allowance for credit losses.

Allowance For Credit Losses

The allowance for credit losses is available for credit losses arising from the Corporation's portfolio of loans, credit-related commitments, derivatives and other financial instruments. A multitude of complex and changing factors are collectively weighed by management in determining the adequacy of the allowance. These factors


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

include management's review of the extent of existing risks in the portfolio and prevailing economic conditions, evaluations of the quality of the portfolio and the actual loss experience compared to the level of the allowance. Assessing the adequacy of the allowance for credit losses is inherently subjective as it requires making material estimates, including the amount and timing of expected future cash flows, that may be susceptible to significant change. Amounts deemed uncollectible are charged off and subsequent recoveries, if any, are credited to the allowance.

      Included in the allowance for credit losses is a valuation allowance for impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. Impairment loss is measured based on one of the following: the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent.

      The Corporation allocates and reports its total allowance for credit losses as a reduction of loans, a reduction of trading assets for derivatives and as other liabilities for other credit-related items. Due to the inherent subjectivity in assessing the adequacy of the allowance for credit losses discussed above, management expects that the allocation of the total allowance for credit losses may be adjusted as risk factors change. In the opinion of management, the total allowance is adequate to absorb reasonably estimated credit losses inherent in the Corporation's entire portfolio.

Customer Receivables

Customer receivables include amounts due on uncompleted transactions and margin balances. Securities owned by customers and held as collateral for these receivables are not reflected in the financial statements.

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

Insurance Revenue and Expense

For the Corporation's life insurance subsidiaries, premiums are recognized as revenue over the premium paying period of the related disability, annuity and other life insurance policies and are recorded in noninterest revenue as insurance premiums. Liabilities for future insurance benefits and the related provision for policyholder benefits reflect the present value of actuarially determined obligations net of future premiums. The liabilities for future benefits are included in other liabilities and the expense is recorded in noninterest expenses as provision for policyholder benefits.

Income Taxes

The Corporation recognizes the current and deferred tax consequences of all transactions that have been recognized in the financial statements using the provisions of enacted tax laws. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences. The amount of deferred tax assets is reduced, if necessary, to the amount that, based on available evidence, will more likely than not be realized.

Stock-Based Compensation

The Corporation accounts for its stock option awards under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Corporation makes pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied under Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation."

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Note 3--Trading Assets and Trading Liabilities

The components of these accounts, which are carried at fair value, were as follows:

(in millions) December 31,                                        1997      1996
--------------------------------------------------------------------------------
Trading assets
U.S. government and agency securities                          $ 4,096   $ 7,633
Obligations of U.S. states and political subdivisions              350       393
Foreign government securities                                    6,951     8,823
Corporate debt securities                                        8,128     8,033
Equity securities                                                7,914     6,089
Swaps, options and other derivative contracts, net (1)(2)       17,673    11,220
Bankers acceptances and certificates of deposit                  2,741     2,548
Other                                                            8,719     4,200
--------------------------------------------------------------------------------
Total trading assets                                           $56,572   $48,939
================================================================================
Trading liabilities
Securities sold, not yet purchased
  U.S. government and agency securities                        $ 1,660   $ 4,921
  Foreign government securities                                  2,729     2,747
  Equity securities                                              5,273     4,174
  Other                                                            519       334
Swaps, options and other derivative contracts(1)                17,065    11,585
--------------------------------------------------------------------------------
Total trading liabilities                                      $27,246   $23,761
================================================================================
(1) Comprised of fair values of interest rate instruments, foreign exchange rate instruments, and equity and commodity instruments, reduced by the effects of master netting agreements, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 39 ("FIN 39"), "Offsetting of Amounts Related to Certain Contracts."
(2) Net of allowance for credit losses of $285 million at December 31, 1997 and $190 million as of December 31, 1996.

Note 4--Securities Available for Sale

The fair value, amortized cost, and gross unrealized holding gains and losses for the Corporation's securities available for sale follow:

(in millions) December 31,                       1997                             1996                           1995
------------------------------------------------------------------------------------------------------------------------------------
                                                 Gross                            Gross                          Gross
                                              Unrealized                       Unrealized                     Unrealized
                                                Holding                          Holding                        Holding
                                        Fair ------------- Amortized     Fair ------------- Amortized   Fair ------------- Amortized
                                       Value Gains (Losses)     Cost    Value Gains (Losses)     Cost  Value Gains (Losses)     Cost
------------------------------------------------------------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies        $  525  $  3   $  --    $  522   $  332  $ --   $ --     $  332 $  431  $  2   $  (5)   $  434
  States of the U.S. and
    political subdivisions             1,392    78     (50)    1,364    1,261    51    (37)     1,247  1,387    66     (56)    1,377
  Asset-backed(1)                        156    --      --       156    1,352     1     (1)     1,352  1,198     4      (6)    1,200
  Certificates of deposit                135    --      --       135       --    --     --         --     --    --      --        --
  Foreign governments                  2,122     5     (46)    2,163    1,455    33     (4)     1,426  1,669    14     (11)    1,666
  Corporate debt                       3,135     1     (61)    3,195    2,872    22    (26)     2,876  1,179    13     (17)    1,183
  Mortgage-backed                        113    --      --       113       12    --     --         12      9    --      --         9
Equity securities                        503    41     (18)      480      636   138    (12)       510    410    83      (8)      335
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale   $8,081  $128   $(175)   $8,128   $7,920  $245   $(80)    $7,755 $6,283  $182   $(103)   $6,204
====================================================================================================================================

(1) The decrease in fair value between 1997 and 1996 was due to a transfer of approximately $1.1 billion from the securities available for sale portfolio to trading account assets. This transfer was a result of a change in risk management strategies.

      Except for securities of the Government of Chile, there were no securities of any individual issuer included in securities available for sale that exceeded 10 percent of the Corporation's total stockholders' equity at December 31, 1997. The Chilean securities are part of the portfolio of Consorcio having an amortized cost and a fair value of $627 million and $604 million, respectively.

        The components of securities available for sale gains as reported in the consolidated statement of income follow:

(in millions) Year Ended December 31,                1997       1996       1995
--------------------------------------------------------------------------------
Debt securities--gross realized gains               $  53      $  39      $  28
Debt securities--gross realized losses                (18)       (11)       (27)
Equity securities--net realized gains                 123         47        179
--------------------------------------------------------------------------------
Total securities available for sale gains           $ 158      $  75      $ 180
================================================================================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      The following table shows the fair value, remaining maturities, approximate weighted-average yields (based on amortized cost) and total amortized cost by maturity distribution of the debt components of the Corporation's securities available for sale at December 31, 1997.

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Maturity Distribution
                                   -------------------------------------------------------------------------------------------------
                                                      After One       After Five
                                       Within         But Within       But Within          After       Mortgage-
                                      One Year        Five Years       Ten Years        Ten Years         Backed          Total
------------------------------------------------------------------------------------------------------------------------------------
($ in millions)                    Amount   Yield    Amount Yield    Amount   Yield   Amount   Yield  Amount  Yield   Amount  Yield
------------------------------------------------------------------------------------------------------------------------------------
U.S. government and agencies       $  125    5.80%   $  388  6.33%   $   --      --%  $   12    6.07%   $ --     --%  $  525   6.20%
States of the U.S. and political
  subdivisions                         20    6.34       103  6.45       578    5.44      691    6.00      --     --    1,392   5.81
Asset-backed securities                23    6.24        77  6.18        56    6.13       --      --      --     --      156   6.17
Certificates of deposit                50    7.75        85  6.40        --      --       --      --      --     --      135   6.90
Foreign government securities         925   12.45       552  4.69       383    6.55      262    6.69      --     --    2,122   8.63
Corporate debt securities           1,625    7.81     1,100  6.02       307    4.96      103    6.62      --     --    3,135   6.84
Mortgage-backed securities             --      --        --    --        --      --       --      --     113   7.94      113   7.94
------------------------------------------------------------------------------------------------------------------------------------
Total fair value                   $2,768            $2,305          $1,324           $1,068            $113          $7,578
=========================================            ======          ======           ======            ====          ======
Total amortized cost               $2,786            $2,346          $1,343           $1,060            $113          $7,648
=========================================            ======          ======           ======            ====          ======

Note 5--Loans

The following table summarizes the composition of loans at the end of each of the last five years:

----------------------------------------------------------------------------------------------------------------------------
($ in millions) December 31,        1997               1996                 1995                1994                1993
----------------------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial   $ 4,244    21%     $ 3,422     21%     $ 2,520     20%     $ 2,218     18%     $ 2,794     18%
  Financial institutions        2,148    11        1,631     10        1,778     14        2,221     17        3,210     21
  Real estate
     Construction                 108     1          133      1          154      1          234      2          245      2
     Mortgage                   2,088    10        1,562     10        1,276     10        1,126      9        1,550     10
  Other                         1,427     7        1,436      9        1,490     11        1,078      8        1,809     12
----------------------------------------------------------------------------------------------------------------------------
Total domestic                 10,015    50        8,184     51        7,218     56        6,877     54        9,608     63
----------------------------------------------------------------------------------------------------------------------------
International
  Governments and official
     institutions                 252     1          237      1          227      2          184      2          456      3
  Banks and other financial
     institutions               3,175    16        3,482     22        1,543     13        2,994     24        1,935     12
  Commercial and industrial     4,931    25        2,759     17        1,934     15        1,428     11        1,721     11
  Real estate
     Construction                  --    --           --     --            2     --            2     --            2     --
     Mortgage                     195     1          130      1          176      1          138      1          261      2
  Other                         1,402     7        1,290      8        1,701     13        1,014      8        1,346      9
----------------------------------------------------------------------------------------------------------------------------
Total international             9,955    50        7,898     49        5,583     44        5,760     46        5,721     37
----------------------------------------------------------------------------------------------------------------------------
Gross loans                    19,970   100%      16,082    100%      12,801    100%      12,637    100%      15,329    100%
                                        ===                 ===                 ===                 ===                 ===
Less: unearned income             165                202                 120                 102                 100
-------------------------------------            -------             -------             -------             -------
Total loans                   $19,805            $15,880             $12,681             $12,535             $15,229
=====================================            =======             =======             =======             =======

      On a global basis, the commercial and industrial category and the "other" category included no single industry group with aggregate borrowings from the Corporation in excess of 10 percent of the total loan portfolio at December 31, 1997.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      Certain maturity information for the Corporation's loans at December 31, 1997, excluding 1-4 family mortgages, installment loans and lease financing is summarized below. Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                   Remaining Maturity
--------------------------------------------------------------------------------
                                       Within    After One      After
                                          One   But Within       Five
(in millions)                            Year   Five Years      Years      Total
--------------------------------------------------------------------------------
Domestic
  Commercial and industrial           $   510      $ 2,844    $   890    $ 4,244
  Financial institutions                1,909          195         44      2,148
  Real estate
    Construction                           14           94         --        108
    Mortgage                              383        1,228        290      1,901
  Other                                   711          377         55      1,143
--------------------------------------------------------------------------------
Total domestic                          3,527        4,738      1,279      9,544
International                           6,706        2,380        228      9,314
--------------------------------------------------------------------------------
Total                                 $10,233      $ 7,118    $ 1,507    $18,858
================================================================================
Loans due after one year
  With predetermined interest rates                 $1,726       $404
=====================================================================
  With floating or adjustable
  interest rates                                    $5,392     $1,103
=====================================================================

Cash Basis Loans and Renegotiated Loans

The Corporation's cash basis loans and renegotiated loans are summarized as follows:

(in millions) December 31,                                   1997           1996
--------------------------------------------------------------------------------
Cash basis loans
  Domestic                                                   $141           $350
  International                                                99            102
--------------------------------------------------------------------------------
Total cash basis loans                                       $240           $452
================================================================================
Domestic renegotiated loans(1)                               $ 25           $ 37
================================================================================
(1) The Corporation had no international renegotiated loans at December 31, 1997 and 1996.

      At December 31, 1997 and December 31, 1996, the Corporation had commitments to make additional loans to borrowers on a cash basis or renegotiated status of $11 million and $26 million, respectively.

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

(in millions) Year Ended December 31,                     1997     1996     1995
--------------------------------------------------------------------------------
Domestic loans
  Gross amount of interest that would
     have been recorded at original rate                   $16      $38      $64
  Less, interest, net of reversals,
     recognized in interest revenue                          3        7       13
--------------------------------------------------------------------------------
Reduction of interest revenue                               13       31       51
--------------------------------------------------------------------------------
International loans
  Gross amount of interest that would
     have been recorded at original rate                     5        9       15
  Less, interest, net of reversals,
     recognized in interest revenue                         --       --       --
--------------------------------------------------------------------------------
Reduction of interest revenue                                5        9       15
--------------------------------------------------------------------------------
Total reduction of interest revenue                        $18      $40      $66
================================================================================

      On January 1, 1995, the Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan." This statement, as amended by SFAS 118, "Accounting for Impairment of a Loan--Income Recognition and Disclosures," requires the creation of a valuation allowance for impaired loans. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the loan's contractual terms. At December 31, 1997 and December 31, 1996, the recorded investment in loans that was considered to be impaired under SFAS 114 was $265 million and $489 million, respectively, which consisted of total cash basis loans and renegotiated loans. Included in these amounts were $78 million and $227 million of loans which required a valuation allowance of $13 million and $57 million at those same dates, respectively. The average recorded investment in impaired loans during the years ended December 31, 1997 and December 31, 1996 was approximately $356 million and $633 million, respectively. For the years ended December 31, 1997, December 31, 1996 and December 31, 1995, the Corporation recognized interest income on impaired loans of $3 million, $7 million and $13 million, respectively, using the cash basis method of income recognition described above and in Note 2.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Note 6--Allowance for Credit Losses

An analysis of the changes in the Corporation's allowance for credit losses follows:

(in millions) Year Ended December 31,               1997        1996        1995
--------------------------------------------------------------------------------
Balance, beginning of year                        $  973      $  992      $1,252
--------------------------------------------------------------------------------
Net charge-offs
  Charge-offs                                        107          89         330
  Recoveries                                          84          65          39
--------------------------------------------------------------------------------
Total net charge-offs                                 23          24         291
Provision for credit losses                           30           5          31
Allowance related to acquisition                      17          --          --
--------------------------------------------------------------------------------
Balance, end of year (1)                          $  997      $  973      $  992
================================================================================
(1) Allocation*:
      Loans                                       $  699      $  773
      Trading assets                                 285         190
      Other liabilities                               13          10
--------------------------------------------------------------------
Balance, end of year                              $  997      $  973
====================================================================
* Beginning December 31, 1996, the Corporation has allocated its total allowance for credit losses as a reduction of loans, a reduction of trading assets, and as other liabilities. 1995 has not been restated.

Note 7--Premises and Equipment; Leases

An analysis of premises and equipment follows:

(in millions) December 31,                                      1997        1996
--------------------------------------------------------------------------------
Land                                                          $   83      $   99
Buildings                                                        318         425
Leasehold improvements                                           373         393
Furniture and equipment                                        1,142       1,138
Construction-in-progress                                          17          29
Other                                                             --           3
--------------------------------------------------------------------------------
Total                                                          1,933       2,087
Less accumulated depreciation and amortization                 1,031       1,063
--------------------------------------------------------------------------------
Net book value                                                $  902      $1,024
================================================================================

      In 1997, 280 Park Avenue, a midtown Manhattan office building that was previously the headquarters of the Corporation, was sold. The sale of this property was accompanied by a leaseback of a portion of the building. The related future minimum lease payments are included in the minimum lease payments below.

      The Corporation is a lessee under lease agreements covering real property and equipment. The future minimum lease payments required under the Corporation's noncancelable operating leases at the end of 1997 were as follows:

(in millions) Year Ended December 31,
--------------------------------------------------------------------------------
1998                                                                       $ 90
1999                                                                         93
2000                                                                         91
2001                                                                         78
2002                                                                         73
2003 and later                                                              439
--------------------------------------------------------------------------------
Total minimum lease payments                                                864
Less minimum noncancelable sublease rentals                                  11
--------------------------------------------------------------------------------
Net minimum lease payments                                                 $853
================================================================================

      The following shows the net rental expense for all operating leases:

(in millions) Year Ended December 31,             1997         1996         1995
--------------------------------------------------------------------------------
Gross rental expense                              $107         $103         $102
Less sublease rental income                          3            3            3
--------------------------------------------------------------------------------
Net rental expense                                $104         $100         $ 99
================================================================================

Note 8--Securities Loaned and Securities Sold Under Repurchase Agreements and Other Short-term Borrowings

Short-term borrowings are borrowed funds generally with an original maturity of one year or less. Debt instruments which contain a provision for early redemption, exercisable at the option of the security holder, are classified on the basis of the earliest possible redemption date.

      Securities loaned and securities sold under repurchase agreements and federal funds purchased generally mature in one day; commercial paper generally matures within 90 days.

      The details of these borrowings for the years 1997, 1996 and 1995 are presented below:

($ in millions)                                      1997       1996       1995
--------------------------------------------------------------------------------
Securities loaned and securities sold
  under repurchase agreements
Balance at year end                               $17,896    $23,454    $15,684
Average amount outstanding                         23,897     26,964     21,861
Maximum amount outstanding at
  any month end                                    27,878     30,471     28,465
Average interest rate for the year                   5.91%      5.93%      5.44%
Average interest rate on year-end balance            5.30%      5.81%      6.21%

Federal funds purchased
Balance at year end                               $ 3,260    $ 5,475    $ 4,658
Average amount outstanding                          4,097      3,684      3,623
Maximum amount outstanding at
  any month end                                     8,444      6,982      6,313
Average interest rate for the year                   5.03%      4.97%      5.47%
Average interest rate on year-end balance            5.42%      5.77%      5.07%

Commercial paper
Balance at year end                               $ 8,733    $ 8,080    $ 6,860
Average amount outstanding                          8,881      7,399      7,022
Maximum amount outstanding at
  any month end                                     9,584      9,076      8,239
Average interest rate for the year                   5.79%      5.78%      6.25%
Average interest rate on year-end balance            5.94%      5.61%      5.81%

Other
Balance at year end                               $ 7,584    $ 5,854    $ 4,343
Average amount outstanding                          7,190      5,378      5,802
Maximum amount outstanding at
  any month end                                     8,249      6,534      7,079
Average interest rate for the year                   6.58%      7.25%      7.03%
Average interest rate on year-end balance            5.93%      6.08%      7.41%
================================================================================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

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

      Risk-based capital as of December 31, 1997 also includes Tier 3 capital. Tier 3 capital is defined as subordinated debt that is unsecured; has an original maturity of a minimum of two years; is not redeemable before maturity without prior approval from the Federal Reserve; and includes a lock-in clause precluding payment of either principal or interest if the payment would cause the issuing organization's risk-based capital ratios to fall below the minimum required level.

      Long-term debt included in risk-based capital and other long-term debt are summarized as follows, based on the contractual terms of each issue:

Long-term debt included in risk-based capital

                                                             Dec. 31,   Dec. 31,
                            Subordinated     Subordinated       1997       1996
(in millions)                 Fixed Rate    Floating Rate      Total      Total
--------------------------------------------------------------------------------
Parent Company
Due in 1997                       $   --           $   --     $   --     $  199
Due in 1998                           --               --         --         --
Due in 1999                          100              150        250        250
Due in 2000                          200               --        200        200
Due in 2001                          210               --        210        210
Due in 2002                          610               96        706        715
Due in 2003-2007                     609              292        901        718
Thereafter                         1,050               25      1,075        710
--------------------------------------------------------------------------------
Total                             $2,779           $  563     $3,342     $3,002
--------------------------------------------------------------------------------
BTCo
Due in 1997                       $   --           $   --     $   --     $   24
Due in 1998                           25               --         25         27
Due in 1999                            9               --          9          8
Due in 2000                            8               --          8          7
Due in 2001                            7               --          7          7
Due in 2002                            7               --          7          6
Due in 2003-2007                      20              100        120         20
Thereafter                            --               --         --         --
--------------------------------------------------------------------------------
Total                             $   76           $  100     $  176     $   99
--------------------------------------------------------------------------------
BT Alex. Brown Incorporated
Due in 1997                       $   --           $   --     $   --     $   --
Due in 1998                           --               --         --         --
Due in 1999                           --              200        200         --
Due in 2000                           --              200        200         --
Due in 2001                           --               --         --         --
Due in 2002                           --               --         --         --
Due in 2003-2007                      --               --         --         --
Thereafter                            --               --         --         --
--------------------------------------------------------------------------------
Total                             $   --           $  400     $  400     $   --
--------------------------------------------------------------------------------
Total long-term debt                                          $3,918     $3,101
--------------------------------------------------------------------------------
Less: Amortization for risk-based capital purposes              (606)      (525)
--------------------------------------------------------------------------------
Total long-term debt included in risk-based capital           $3,312     $2,576
================================================================================

Long-term debt not included in risk-based capital

                          Subordinated
                         ---------------    Senior    Senior  Dec. 31,  Dec. 31,
                         Fixed  Floating     Fixed  Floating      1997      1996
(in millions)             Rate      Rate      Rate      Rate     Total     Total
--------------------------------------------------------------------------------
Parent Company
Due in 1997                $--      $ --    $   --    $   --   $    --    $   66
Due in 1998                 --        --       104       115       219       522
Due in 1999                 --        50       521       264       835       280
Due in 2000                 --        --         1       525       526       461
Due in 2001                  4        --       269       564       837       849
Due in 2002                 --        --         5       596       601        21
Due in 2003-2007            --        --       111       136       247       175
Thereafter                  --        --        --         7         7        --
--------------------------------------------------------------------------------
Total                      $ 4      $ 50    $1,011    $2,207   $ 3,272    $2,374
--------------------------------------------------------------------------------
BTCo
Due in 1997                                 $   --    $   --   $    --    $1,611
Due in 1998                                    133        84       217       403
Due in 1999                                     13       954       967       140
Due in 2000                                      1     3,100     3,101       987
Due in 2001                                      2       654       656       652
Due in 2002                                     33       666       699       318
Due in 2003-2007                                23       728       751       464
Thereafter                                       4       255       259       162
--------------------------------------------------------------------------------
Total                                       $  209    $6,441   $ 6,650    $4,737
--------------------------------------------------------------------------------
BT Alex. Brown Incorporated
Senior/Junior Subordinated Notes due Feb. 1997 to
  Nov. 1999 (issuances qualify as risk-based
  capital during 1997)                                         $    --    $  518
Senior Floating Rate Note due Sept. 1998 to Mar. 1999              705       499
Term loans due February 1997 to August 1999                         --        16
BTC Mortgage Investors Trust (fixed rate)                           42        63
--------------------------------------------------------------------------------
Total long-term debt                                           $10,669    $8,207
Add: Amortization for risk-based capital purposes                  606       525
--------------------------------------------------------------------------------
Total long-term debt not included in risk-based capital        $11,275    $8,732
================================================================================

      Based solely on the contractual terms of the debt issues, at December 31, 1997 and 1996 the Corporation's total fixed rate long-term debt had a weighted-average interest rate of 7.42 percent and 7.28 percent, respectively.

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

      The weighted-average effective interest rates for total long-term debt, including the effects of the related swap agreements, were 6.38 percent and 5.90 percent at December 31, 1997 and 1996, respectively.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      The Corporation issued $25 million convertible subordinated debentures in June 1986. The debentures are due June 2001, bear interest at 5 3/4% and are convertible into the Corporation's common stock at the rate of one share of common stock for each $20.90 of principal amount of debentures. The debentures were redeemable at the option of the Corporation at 100.5% through June 11, 1997 and at par thereafter. During 1997 and 1996, $8,320,000 and $75,000 par value, respectively, of the debentures were converted into 399,450 and 3,586 shares, respectively, of the Corporation's common stock.

      Mandatory convertible securities (equity commitment and equity contract notes) include covenants requiring the Parent Company, from time to time or at maturity, as appropriate, to issue common stock or other securities in an amount equal to the principal amount of the debt securities, in order to comply with capital adequacy guidelines. In this regard, at December 31, 1997 and 1996, the Parent Company had dedicated $250 million and $448 million, respectively of net proceeds from such issuances.

      At December 31, 1997 and 1996, certain subsidiaries of Bankers Trust Company had outstanding $3.69 billion and $2.76 billion, respectively of mandatory redeemable preference securities as included in the table above which are not included in risk-based capital. Maturities at December 31, 1997 range from January 1999 to February 2001 and maturities at December 31, 1996 range from March 1997 to October 2002.

Note 10--Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures Included in Risk-Based Capital ("Trust Preferred Capital Securities")

The trust preferred capital securities are issued by trusts all of whose outstanding common securities are owned by either the Parent Company or BTCo. The trust preferred capital securities represent preferred undivided beneficial interests in the assets of the trusts. The trusts exist for the sole purpose of issuing the trust preferred capital securities and investing the proceeds thereof in junior subordinated deferrable interest debentures issued by the Parent Company or BTCo, as applicable (the "debentures"). The debentures are unsecured and subordinated to all senior indebtedness of the Parent Company or BTCo, as applicable, and are the sole assets of the trusts. Payments under the debentures by either the Parent Company or BTCo are the same as those for the trust preferred capital securities. The debentures are redeemable prior to stated maturity at the option of the Parent Company or BTCo during the redemption periods described below. The trust preferred capital securities are subject to mandatory redemption upon repayment of the related debentures at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Parent Company or BTCo upon concurrent repayment of the related debentures.

      The Parent Company and BTCo, as applicable, have issued guarantees for the payment of distributions and payments on liquidation or redemption of the trust preferred capital securities, but only to the extent of funds held by the relevant trust.

      The appropriate obligations of the Parent Company or BTCo under each series of debentures, the relevant indenture and trust agreement, the relevant guarantee and certain other related agreements, in the aggregate, constitute a full and unconditional guarantee by the Parent Company or BTCo, as applicable, of each trust's obligations under the relevant trust preferred capital securities.

      The Corporation is required by the Federal Reserve to maintain certain levels of capital. The Federal Reserve has announced that certain cumulative preferred securities having the characteristics of trust preferred capital securities qualify as minority interest, which is included in Tier 1 Capital for bank holding companies. Such Tier 1 Capital treatment, together with the Parent Company's ability to deduct, for federal income tax purposes, interest expense on the corresponding debentures, provides the Parent Company with a cost-effective means of obtaining capital for regulatory purposes.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

The following is a summary of the outstanding trust preferred capital securities and debentures:

                                      Aggregate      Aggregate
                                    Liquidation    Liquidation    Per Annum
                                      Amount of      Amount of      Interest                     Stated
                                          Trust          Trust       Rate of                Maturity of
                                      Preferred      Preferred    Debentures                 Debentures
                                        Capital        Capital     and Trust                  and Trust
                                  Securities at  Securities at     Preferred     Interest     Preferred    Earlier      Redemption
                                   December 31,   December 31,       Capital      Payment       Capital   Maturity       Period of
($ in millions)                            1997           1996    Securities        Dates    Securities       Date(b)   Debentures
----------------------------------------------------------------------------------------------------------------------------------
Parent Company--Obligated
BT Institutional Capital Trust A         $  300           $300         8.09%    6/1, 12/1       12/1/26         --     On or after
                                                                                                                           12/1/06
BT Institutional Capital Trust B            200            200          7.75    6/1, 12/1       12/1/26         --     On or after
                                                                                                                           12/1/06
BT Capital Trust B                          250             --          7.90   1/15, 7/15       1/15/27    1/15/17     On or after
                                                                                                                           1/15/07
BT Preferred Capital Trust I                250             --         8 1/8   3/31, 6/30        2/1/37     2/1/02     On or after
                                                                              9/30, 12/31                                   2/1/02
BT Preferred Capital Trust II               250             --         7.875   2/25, 8/25       2/25/27    2/25/12     On or after
                                                                                                                           2/25/07
BTCo--Obligated
                                                                     3-Month
                                                                       LIBOR   3/30, 6/30                              On or after
BTC Capital Trust I                         250            250    plus 0.75%  9/30, 12/30      12/30/26         --        12/30/06
----------------------------------------------------------------------------------------------------------------------------------
Total                                    $1,500(a)        $750(a)
==================================================================================================================================

(a) Excludes $28 million and $20 million of deferred issuance costs and unamortized discount at December 31, 1997 and December 31, 1996, respectively.
(b)   The maturity dates may be shortened under certain circumstances.

Note 11--Preferred Stock of Subsidiary

On January 22, 1993, BT Overseas Finance N. V. ("BTOF"), an indirect, wholly-owned subsidiary of the Parent Company authorized to issue 10,000 preferred shares, $.01 par value, issued $250 million, or 2,500 shares, of Auction Rate Cumulative Preferred Stock in four series of 625 shares each--Series A-D ("BTOF Preferred"). In the first quarter of 1997, BTOF redeemed all 2,500 shares of the BTOF Preferred at a price of $100,000 per share plus accrued and unpaid dividends on such shares to the redemption date. Dividends on these shares ceased to accumulate on the applicable redemption date.

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

($ in millions) December 31,                                   1997         1996
--------------------------------------------------------------------------------
Series J, Redeemed in 1997                                     $ --         $ 45
Series Q, Outstanding: 63,847 shares                            159          162
Series R, Outstanding: 50,408 shares                            126          131
Series I, Redeemed in 1997                                       --          100
Series O, Outstanding: 594,902 shares                           149          148
Series P, Outstanding: 99,127 shares                             99           99
Series S, Outstanding: 50,000 shares                            125          125
--------------------------------------------------------------------------------
Total preferred stock                                          $658         $810
================================================================================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Series C Junior Participating Preferred Stock

The Parent Company has designated 1 million shares of the Series Preferred Stock as Series C Junior Participating Preferred Stock ("Series C"), which are issuable on the exercise of Preferred Share Purchase Rights pursuant to a Rights Agreement adopted by the Corporation in February 1988 and amended, November 26, 1997. See Note 13 for a more detailed discussion of this agreement. No Series C shares have ever been issued.

8.55% Cumulative Preferred Stock, Series I

On March 1, 1997, the Parent Company redeemed its remaining outstanding 1 million shares or $100,000,000 liquidation value of the 8.55% Cumulative Preferred Stock, Series I at $100 per share plus an amount equal to accrued and unpaid dividends to the date of redemption. Dividends on the Series I were cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing on June 1, 1995, at a fixed rate of 8.55 percent of the liquidation preference per annum.

Fixed/Adjustable Rate Cumulative Preferred Stock, Series J

On December 1, 1997, the Parent Company redeemed its remaining outstanding 447,225 shares or $44,722,500 liquidation value of the fixed/adjustable rate Cumulative Preferred Stock, Series J at $100 per share plus an amount equal to accrued and unpaid dividends to the date of redemption. Dividends on the Series J were cumulative and payable quarterly on March 1, June 1, September 1 and December 1 of each year. The Series J dividend rate was fixed at 7.375 percent per annum prior to December 1, 1997.

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

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

Adjustable Rate Cumulative Preferred Stock, Series R

On August 22, 1994, the Parent Company issued $150 million, or 6 million depositary shares at $25 per share, each representing a one-hundredth interest in a share of Adjustable Rate Cumulative Preferred Stock, Series R (Liquidation Preference--$2,500 per share) ("Series R"). The Parent Company repurchased approximately 750 thousand shares and 200 thousand shares of Series R in 1996 and 1997, respectively. At the option of the Parent Company, the Series R may be redeemed, in whole or in part, on or after September 1, 1999, at $2,500 per share (or $25 per depositary share), plus, in each case, accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

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

      Each Right entitles the registered holder to purchase from the Parent Company a one-hundredth interest in a share of the Parent Company's Series C Junior Participating Preferred Stock at an exercise price of $480, as amended, subject to certain adjustments. The Rights will not be exercisable or transferable apart from the common stock until the 10th day after either a public announcement that a person or group (an "Acquiring Person") has acquired beneficial ownership of 20 percent or more of the common stock, or the announcement or commencement of a tender or exchange offer for 20 percent or more of the common stock. If the Corporation is acquired or 50 percent or more of its consolidated assets or earning power are sold, each holder of a Right will have the right to receive, upon the exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which have a market value of two times the exercise price of the Right. If any person becomes an Acquiring Person, each holder of a Right other than Rights beneficially owned by the Acquiring Person (which will be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. The Rights will expire on February 26, 2008, as amended, but may be redeemed at any time prior to a person or group acquiring the beneficial ownership of 20 percent or more of the common stock. Until a Right is exercised, the holder will have no rights as a stockholder of the Parent Company.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

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

      These statements are qualified in their entirety by reference to the Rights Agreement, as amended as of November 26, 1997, a copy of which was filed with the Securities and Exchange Commission with the Corporation's Current Report on Form 8-K filed on November 26, 1997.

Note 14--Common Stock and Stock-Based Compensation Plans

The purposes and number of shares of common stock issued, distributed from treasury and purchased for treasury during 1997, 1996 and 1995 were as follows(1):

Year Ended December 31,                                             1997           1996           1995
------------------------------------------------------------------------------------------------------
Common shares outstanding,
  beginning of year                                           99,189,329     98,414,325     95,860,331
------------------------------------------------------------------------------------------------------
Shares issued or distributed under Employee Benefit Plans:
    Bankers Trust New York
      Corporation
      1985 Stock Option and
        Stock Award Plan
        Stock options                                             96,264        674,441        260,993
        Deferred stock awards                                         --         31,701             --
      1991 Stock Option and
        Stock Award Plan
        Stock options                                            806,409      1,654,567        367,728
        Restricted stock awards, net                                  --        (31,293)       (84,539)
        Deferred stock awards                                     95,578             --        242,264
      1994 Stock Option and
        Stock Award Plan
        Stock options                                          2,538,395      1,907,957          7,000
        Restricted stock awards, net                            (108,810)       541,910        813,901
        Deferred stock awards                                    156,281            265             --
    Alex. Brown Predecessor Plans
      Stock Option Plan                                        1,149,154        491,978        545,308
      Employee Debenture
        Conversions                                            2,117,489        141,275         64,267
      Equity Compensation Plan                                   237,304        271,185        163,894
      Employee Stock Purchase Plan                                68,062        126,701        113,850
      Other, net                                                  11,095         21,165         78,415
  Conversion of 5 3/4% Convertible
    Subordinated Debentures                                      399,450          3,586        623,685
------------------------------------------------------------------------------------------------------
Total shares issued or distributed                             7,566,671      5,835,438      3,196,766
Shares issued for acquisitions                                    14,678      2,881,476             --
Shares purchased for treasury                                 (9,735,358)    (7,493,395)      (600,495)
Shares purchased and retired                                     (78,980)      (448,515)       (42,277)
------------------------------------------------------------------------------------------------------
Common shares outstanding,
  end of year                                                 96,956,340     99,189,329     98,414,325
======================================================================================================

(1) The information presented reflects the additional shares issued to Alex. Brown shareholders in conjunction with the Merger.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

        The following is a summary of stock option transactions which occurred during 1995, 1996 and 1997 (number of shares in thousands):

                                                              Weighted-Average
                                           Exercise Price       Exercise Price
                             Options           Per Option           Per Option
--------------------------------------------------------------------------------
December 31, 1994             10,038       $ 6.83-80.75                 $52.38
====================================
  Granted                      3,163        29.43-69.0625                57.09
  Exercised                   (1,181)        6.83-68.625                 32.99
  Cancelled                     (879)                                    63.63
------------------------------------
December 31, 1995             11,141         6.83-80.75                  54.89
====================================
  Granted                      3,947        38.84-83.3125                71.15
  Exercised                   (4,729)        6.83-70.4375                55.15
  Cancelled                     (500)                                    58.86
------------------------------------
December 31, 1996              9,859        14.01-83.3125                60.77
====================================
  Granted                      7,417        68.44-111.75                 93.56
  Exercised                   (4,590)       14.01-79.125                 59.37
  Cancelled                     (208)                                    60.18
------------------------------------
December 31, 1997             12,478        16.81-111.75                 80.76
====================================                                    ======
Exercisable at:
December 31, 1996              5,429                                     56.75
====================================                                    ======
December 31, 1997              5,622                                    $62.65
====================================                                    ======

      The following table sets forth information about stock options outstanding at December 31, 1997 (number of shares in thousands):

                                           Options Outstanding                         Options Exercisable
                          ---------------------------------------------------      ------------------------------
                                        Weighted Average     Weighted Average                    Weighted Average
Range of                  Number of            Remaining             Exercise      Number of             Exercise
Exercise Prices              Shares     Contractual Life                Price         Shares                Price
-----------------------------------------------------------------------------------------------------------------
$  16.81-30.90                  680            6.2 years            $   25.82            680            $   25.82
$  38.84-72.59                3,130            6.7                      62.58          3,130                62.58
$76.4375-111.75               8,668            9.3                      91.63          1,812                76.61
-----------------------------------------------------------------------------------------------------------------
                             12,478            8.5                  $   80.76          5,622            $   62.65
=================================================================================================================

      At December 31, 1997, common stock was reserved for issuance or distribution as follows:

Dividend Reinvestment and Common Stock Purchase Plan                   2,512,549
Employee Benefit Plans
  Partner Share (including ESOP shares)                                2,274,330
  1997 Stock Option and Stock Award Plan                              20,000,000
  1994 Stock Option and Stock Award Plan                               8,481,701
  1991 Stock Option and Stock Award Plan                               3,920,576
  1985 Stock Option and Stock Award Plan                               1,441,171
--------------------------------------------------------------------------------
   Total                                                              38,630,327
================================================================================

      The Corporation's stock-based compensation plans currently consist of the continuation of Alex. Brown's and the Corporation's respective plans that were in effect prior to the Merger. Accordingly, the following information summarizes Alex. Brown's and the Firm's predecessor plans.

Bankers Trust New York Corporation's Plans

At the Annual Meeting of Stockholders on April 19, 1994, the stockholders approved the 1994 Stock Option and Stock Award Plan (the "1994 Plan") which made available for grant, until April 21, 1998, 15 million common shares. The 1994 Plan permits the granting of nonqualified and incentive stock options, restricted stock, deferred stock and other stock-based awards (collectively, the "Awards"). Awards are still outstanding under the 1991 Stock Option and Stock Award Plan (the "1991 Plan") and the 1985 Stock Option and Stock Award Plan (the "1985 Plan"). No further Awards will be granted under either the 1991 Plan or the 1985 Plan. These plans are administered by the Human Resources Committee of the Board of Directors (the "Committee"), none of whom is eligible to participate therein. The Committee determines whether, to what extent and under what circumstances the Awards may be settled in cash. Awards granted under these plans may be satisfied through the use of the Parent Company's authorized but unissued shares or shares held in the Parent Company's treasury.

      At the Annual Meeting of Stockholders on April 15, 1997, stockholders approved the 1997 Stock Option and Stock Award Plan (the "1997 Plan"). The provisions of this plan are generally similar to the 1994 Plan and made 20 million shares available for grant under its terms. The Board of Directors has authorized a stock purchase program to satisfy the awards to be granted under the 1997 Plan and under prior Stock Option and Stock Award Plans. The authorization includes the 20 million shares that are subject to the 1997 Plan. The Corporation intends to satisfy awards granted under


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

the 1997 Plan through the issuance of treasury shares acquired in open market purchases.

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

      Deferred stock awards are the right to receive common stock of the Corporation at a specified future date. The awards vest from one to three years from the date of the award. For deferred stock awards, shares of stock are not distributed until after a specified deferral period extending up to five years from the vesting date. Prior to distribution, awards may earn amounts equivalent to quarterly dividends declared by the Corporation and may also earn the equivalent of the excess of quarterly earnings per common share over the cash dividends. At December 31, 1997 and 1996, there were deferred stock awards outstanding of 9,871,227 shares and 6,721,996 shares, respectively.

      After providing for stock options granted, restricted stock awards and deferred stock awards, there were 479,171, and 189,548 shares available for future grant under the 1994 Plan at December 31, 1997 and 1996, respectively and 9,610,957 shares available for future grant under the 1997 Plan at December 31, 1997. Compensation expense recognized for the restricted stock awards and deferred stock awards was $274 million and $174 million in 1997 and 1996, respectively. The weighted-average grant-date fair value of restricted stock awards and deferred stock awards granted during 1997 was $109.09.

Alex. Brown Predecessor Plans

Equity Incentive Plans

Pursuant to the 1991 Equity Incentive Plan (the "Plan"), Alex. Brown made stock based awards, prior to the Merger, including stock options, convertible debentures and restricted stock awards to key employees in any calendar year in respect of a maximum of 7.5 percent of the total shares of common stock outstanding on the first day of such year. The Corporation has also sold convertible subordinated debentures to certain employees pursuant to the Plan. The debentures were generally convertible into the Corporation's common stock three years after the date issued or in stages beginning four years after the date issued. The debentures may be redeemed at par if the employee terminates employment with the Corporation. The Corporation made loans to the employees to finance the entire purchase price of the stock and debentures. Loan forgiveness resulted in compensation expense of $27 million, $9 million and $4 million in 1997, 1996 and 1995, respectively. Information related to debentures outstanding at December 31, 1997 is as follows:

                                                             Weighted average
Principal amount        Weighted average                           conversion
of debentures              interest rate         Due Date         price/share
--------------------------------------------------------------------------------
$   69,000                        6.750%             1998           $   20.48
   192,000                        6.375%             1999               18.47
   475,000                        5.375%             2000               23.16
 3,418,000                        6.095%             2001               21.38
 6,874,000                        6.210%             2002               42.63
 6,191,000                        6.351%             2003               51.87
================================================================================

The Corporation has granted nonqualified stock options to certain employees and directors. Payment for the shares may be made in cash, shares of the Corporation's common stock or a combination thereof. Options granted since January 1993 expire after ten years. The exercise price for these options is 25% greater than the lesser of the average market value of the Corporation's common stock 30 days prior to the date of grant or the market value on the date of grant.

      Pursuant to the Equity Compensation Plan, certain key employees had a portion of cash compensation withheld and replaced by restricted common stock of the Corporation at a 15% discount from market and interests in investment accounts through which the employees can direct investments in selected Corporation-sponsored investment vehicles. Compensation expense is recorded currently based on the value of the stock and interests in the investment accounts on the award date. There will be no new contributions to this plan after June 1997. During 1997, 1996, and 1995, $1 million, $18 million and $11 million of cash compensation was withheld and replaced by 6,861 shares, 199,982 shares, and 203,128 shares of the Corporation's common stock and interests in investment accounts for 1997, 1996 and 1995, respectively.

SFAS 123 Pro Forma Information

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

      The weighted-average fair value of options granted during 1997 was $22.70 per option. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1997; risk-free interest rate of 6.66 percent; dividend yield of
3.80 percent; volatility factor of the expected market price of the Corporation's common stock of 28 percent; and a weighted-average expected life of the option of 5 years.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The following pro forma information reflects the compensation expense that would have been recognized under SFAS 123 for both Alex. Brown and the Corporation on an historical basis. The fair values of options for 1996 and 1995 have not been restated to reflect the Merger.

(in millions except for earnings
per share information)                                1997       1996       1995
--------------------------------------------------------------------------------
Net income:
  As reported                                      $   866    $   766    $   311
  Pro forma                                        $   807    $   739    $   301
Basic earnings per share:
  As reported                                      $  8.15    $  7.12    $  2.62
  Pro forma                                        $  7.56    $  6.86    $  2.51
Diluted earnings per share:
  As reported                                      $  7.66    $  6.76    $  2.54
  Pro forma                                        $  7.11    $  6.51    $  2.43
================================================================================

      Because compensation expense associated with certain stock-based awards is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the income statement.

Note 15--Asset and Dividend Restrictions

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the Federal Reserve Bank. The required reserve balances of the Corporation's subsidiary banks were $294 million and $280 million at December 31, 1997 and 1996, respectively. For the years 1997 and 1996, the average reserve balances of these banks amounted to $200 million and $196 million, respectively.

      Assets, principally trading assets and securities available for sale, of approximately $4.470 billion at December 31, 1997 were pledged as collateral to secure public and trust deposits, for borrowings, and for other purposes.

      Federal law also requires that "covered transactions," as defined, engaged in by insured banks and their subsidiaries with certain affiliates, including the Parent Company, be at arm's length and limited to 20 percent of capital surplus. The Federal Reserve Board defines capital surplus as Tier 1 Capital and Tier 2 Capital plus the balance of the institution's allowance for loan and lease losses not included in Tier 2 Capital. Additionally, "covered transactions" with any one such affiliate is limited to 10 percent of capital and surplus. Covered transactions are defined to include, among other things, loans and other extensions of credit to such an affiliate and guarantees, acceptances and letters of credit issued on behalf of such an affiliate. Such loans, other extensions of credit, guarantees, acceptances and letters of credit must be secured. Other restrictions also apply to inter-affiliate transactions.

      Limitations exist on the availability of BTCo's undistributed earnings for the payment of dividends to the Parent Company without prior approval of the bank regulatory authorities. In this regard, BTCo can declare dividends in 1998 without approval of the regulatory authorities of $705 million of its retained earnings at December 31, 1997, plus an additional amount equal to net profits, as defined, for 1998 up to the date of any such dividend declaration. The Federal Reserve Board may prohibit the payment of dividends if it determines that circumstances relating to the financial condition of a bank are such that the payment of dividends would be an unsafe and unsound practice.

      Certain other subsidiaries are subject to various regulatory and other restrictions which may limit cash dividends and advances to the Parent Company.

Note 16--Regulatory Capital

The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's risk-based capital guidelines addressing the capital adequacy of bank holding companies and banks (collectively, "banking organizations") include: a definition of capital, a framework for calculating risk-weighted assets, and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The Federal Reserve Board also has a minimum Leverage ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.

      Failure to meet minimum capital requirements can initiate certain mandates, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Corporation and BTCo.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

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

      Risk-weighted assets are calculated by assigning nontrading account assets and off-balance sheet items to broad risk categories.

      In March 1997, the Corporation became the first banking organization to adopt the new market risk amendment to the risk-based capital guidelines issued by the Federal Reserve Board and the Bank for International Settlements (BIS). The amendment changed the calculation of the risk-weighted assets for trading accounts from assigning trading assets to broad risk categories to the use of internal models to measure market risk. In addition, the amendment required that the capital and risk-adjusted assets of the Corporation's Section 20 subsidiary, BT Alex. Brown Incorporated, no longer be excluded when calculating the risk-based capital ratios at the holding company level. All banking institutions with significant trading activity must have adopted this amendment by January 1, 1998. During 1997, early adoption was permissible with prior approval from the institution's primary federal regulator.

      The market risk amendment also provides for the inclusion of Tier 3 Capital, which is defined to be subordinated debt that is unsecured; has an original maturity of a minimum of two years; is not redeemable before maturity without prior approval from the Federal Reserve; and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing organization's risk-based capital ratio to fall below the minimum required level.

      In accordance with current Federal Reserve Board (FRB) guidelines, the stockholder's equity and risk-weighted assets of certain foreign insurance subsidiaries are excluded from the calculation of the regulatory capital ratios. In computing these ratios, 50 percent of the stockholder's equity of the foreign insurance subsidiaries is deducted from the Corporation's Tier 1 Capital, and 50 percent is deducted from Tier 2 Capital.

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

      The Federal Reserve Board has also adopted these same thresholds for the Tier 1 Capital ratio and Total Capital ratio in defining a well-capitalized bank holding company. The well-capitalized threshold for the Leverage ratio may be set at 3.0 percent to 5.0 percent, depending on other regulatory criteria.

      Based on their respective regulatory capital ratios at December 31, 1997 and December 31, 1996, both the Corporation and BTCo are well capitalized. There are no conditions or events that management believes have changed the Corporation's and BTCo's well-capitalized status.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      The Corporation's actual capital amounts and ratios are presented in the table below. The ratios for December 31, 1996 have not been restated for the adoption of the market risk amendment.

                                                                         FRB
                                                                     Minimum    To Be Well
                                                                         For   Capitalized
                                                                     Capital         Under
                                   Actual as of      Actual as of   Adequacy    Regulatory
                                     12/31/97          12/31/96    Purposes:   Guidelines:
------------------------------------------------------------------------------------------
($ in millions)                  Amount   Ratio    Amount   Ratio      Ratio         Ratio
------------------------------------------------------------------------------------------
Tier 1 Capital (1)
  Corporation (2)               $ 6,431    8.3%   $ 5,690    9.3%        4.0%          6.0%
  BTCo                            5,999    9.0%     4,869    9.3%        4.0%          6.0%
Total Capital (1)
  Corporation (2)               $10,969   14.1%   $ 8,424   13.8%        8.0%         10.0%
  BTCo                            8,261   12.3%     6,769   12.9%        8.0%         10.0%
Leverage (3)
  Corporation (2)               $ 6,431    4.4%   $ 5,690    5.9%    3.0-5.0%      3.0-5.0%
  BTCo                            5,999    5.4%     4,869    5.3%        3.0%          5.0%

(1) Ratios are calculated on Tier 1 Capital and Total Capital as a percentage of risk-weighted assets. The 1997 ratios reflect the adoption of the market risk amendment.

(2) Capital and risk-weighted assets of certain subsidiaries of the Corporation have been excluded in accordance with Federal Reserve Board guidelines.

(3) Ratio is calculated on Tier 1 Capital as a percentage of adjusted quarterly average assets.

Note 17--Interest Revenue and Interest Expense

The following are the components of interest revenue and interest expense:

(in millions) Year Ended December 31,                 1997       1996       1995
--------------------------------------------------------------------------------
Interest Revenue
Interest-bearing deposits with banks                $  395     $  214     $  207
Federal funds sold                                     266        119        104
Securities purchased under
  resale agreements                                  1,352      1,313        829
Securities borrowed                                    746        825        745
Trading assets                                       2,488      2,411      2,682
Securities available for sale
  Taxable                                              436        424        332
  Exempt from federal income taxes                      32         35         60
Loans                                                1,437      1,046        944
Customer receivables                                   133        121         86
--------------------------------------------------------------------------------
Total interest revenue                               7,285      6,508      5,989
--------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits
  Domestic offices                                     895        384        376
  Foreign offices                                    1,181        971        984
Trading liabilities                                    476        862      1,053
Securities loaned and securities sold
  under repurchase agreements                        1,413      1,598      1,189
Other short-term borrowings                          1,193      1,000      1,045
Long-term debt                                         655        633        458
Mandatorily redeemable capital
  securities of subsidiary trusts holding
  solely junior subordinated deferrable
  interest debentures included in
  risk-based capital                                   113          3         --
--------------------------------------------------------------------------------
Total interest expense                               5,926      5,451      5,105
--------------------------------------------------------------------------------
Net interest revenue                                $1,359     $1,057     $  884
================================================================================


Note 18--Trading Revenue

The following are the components of trading revenue:

(in millions) Year Ended December 31,                 1997       1996       1995
--------------------------------------------------------------------------------
Interest rate risk                                  $  463     $  474     $  120
Foreign exchange risk                                  277        178         36
Equity and commodity risk                              345        362        325
--------------------------------------------------------------------------------
Total trading revenue                               $1,085     $1,014     $  481
================================================================================


Note 19--Pension and Other Employee Benefit Plans

The Corporation's employee benefit plans currently consist of the continuation of Alex. Brown's and the Corporation's respective plans that were in effect prior to the Merger. The Corporation is currently in the process of reviewing the benefit plans of both institutions.

Bankers Trust New York Corporation's Plans

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      The Corporation also has a domestic, unfunded defined contribution plan, as well as both defined benefit and defined contribution retirement and similar plans covering the majority of its foreign employees. Contributions to defined contribution plans are based upon a percentage of salary.

      Effective September 30, 1997, a foreign defined benefit plan was changed to a defined contribution plan. As a result of this change, the Corporation recognized a $2 million curtailment/settlement gain in other noninterest revenue.

      Pension expense for 1997, 1996 and 1995 included the following components:

(in millions) Year Ended December 31,                1997       1996       1995
-------------------------------------------------------------------------------
Principal defined benefit plans
  (domestic and foreign)
    Service cost--benefits earned                  $   21     $   23     $   17
    Interest cost on projected
      benefit obligations                              45         42         38
    Actual return on plan assets                     (133)       (78)      (151)
    Net amortization and deferral                      51          5         83
-------------------------------------------------------------------------------
Total                                                 (16)        (8)       (13)
Defined contribution plans                             18         24         20
Other plans                                             6          4          5
-------------------------------------------------------------------------------
Pension expense                                    $    8     $   20     $   12
===============================================================================

      The actuarial assumptions used for the principal domestic defined benefit plan were as follows:

                                                     1997       1996       1995
-------------------------------------------------------------------------------
Discount rate in determining expense                 7.50%      7.00%      8.75%
Discount rate in determining benefit
  obligations at year end                            7.00%      7.50%      7.00%
Rate of increase in future compensation
  levels for determining expense                     5.00%      5.00%      5.00%
Rate of increase in future compensation
  levels for determining benefit obligations
  at year end                                        5.00%      5.00%      5.00%
Expected long-term rate of return on assets          9.00%      9.00%      9.00%

      At year end 1997, the effect of changing the discount rate from 7.50 percent to 7.00 percent was to increase the projected benefit obligation, accumulated benefit obligation and vested benefit obligation by $45 million, $35 million and $32 million, respectively.

      At year end 1996, the effect of changing the discount rate from 7.00 percent to 7.50 percent was to decrease the projected benefit obligation, accumulated benefit obligation and vested benefit obligation by $43 million, $34 million and $34 million, respectively.

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

      The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet for its principal domestic and foreign defined benefit pension plans:

                                             December 31, 1997              December 31, 1996
--------------------------------------------------------------------------------------------------
                                     Assets Exceed     Accumulated   Assets Exceed     Accumulated
                                       Accumulated        Benefits     Accumulated        Benefits
(in millions)                             Benefits   Exceed Assets        Benefits   Exceed Assets
--------------------------------------------------------------------------------------------------
Actuarial present value
  of benefit obligations:
    Vested benefit obligations              $(543)          $ (20)          $(465)          $ (20)
==================================================================================================
    Accumulated benefit
      obligations                           $(563)          $ (21)          $(482)          $ (20)
==================================================================================================
Projected benefit obligations               $(663)          $ (22)          $(565)          $ (21)
Plan assets at fair value                     970               3             863               1
--------------------------------------------------------------------------------------------------
Funded status                                 307             (19)            298             (20)
Unrecognized net (assets)
  obligations                                 (18)              1             (23)              1
Unrecognized prior service cost                13              --              15              --
Unrecognized net (gain) loss                 (118)              2            (129)              3
Additional minimum liability                   --              (4)             --              (4)
--------------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost              $ 184           $ (20)          $ 161           $ (20)
==================================================================================================

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

      The Corporation's postretirement benefits expense for the year ended December 31, 1997 was $9 million. This consisted of $8 million of interest cost on accumulated postretirement benefit obligations and $1 million of service cost attributable to service during the year. For the year ended December 31, 1996 postretirement benefits expense was $10 million. This consisted of $9 million of interest cost on accumulated postretirement benefit obligations and $1 million of service cost attributable to service during the year. For the year ended December 31, 1995 postretirement benefits expense was $9 million. This consisted of $8 million of interest cost on accumulated postretirement benefit obligations and $1 million of service cost attributable to service during the year.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      The actuarial assumptions used for the Corporation's postretirement benefit plans were as follows:

                                         December 31, 1997   December 31, 1996
--------------------------------------------------------------------------------
                                         Retiree    Retiree  Retiree    Retiree
                                          Health       Life   Health       Life
($ in millions)                             Care  Insurance     Care  Insurance
--------------------------------------------------------------------------------
Health care cost trend rate:
  First year                                 9.00%      N/A    10.00%       N/A
================================================================================
Ultimate rate after 4 years (1997)
  and 5 years (1996) (based on
  roughly equal annual decreases)            5.50%      N/A     5.50%       N/A
Discount rate in determining
  expense                                    7.50%     7.50%    7.00%      7.00%
--------------------------------------------------------------------------------
Discount rate in determining
  benefit obligations at year-end            7.00%     7.00%    7.50%      7.50%
================================================================================
Rate of increase in future
  compensation levels for
  determining benefit obligation
  at both beginning and
  end of the year                             N/A      5.00%     N/A       5.00%
================================================================================
Expected long-term rate of
  return on plan assets                       N/A      9.00%     N/A       9.00%
Effect of a one-percentage-point
  increase in the health care cost
  trend rates on the accumulated
  postretirement benefit obligation        $    9       N/A   $    9        N/A
Effect of a one-percentage-point
  increase in the assumed health
  care cost trend rates on the
  aggregate of the service and
  interest cost components of net
  periodic postretirement expense
  for the year ended                       $    1       N/A   $    1        N/A
================================================================================
N/A Not applicable.

      At year end 1997, the effect of changing the discount rate from 7.50 percent to 7.00 percent was to increase the accumulated postretirement benefit obligation for the retiree health care plan and the retiree life insurance plan by $4 million and $1 million, respectively.

      At year end 1996, the effect of changing the discount rate from 7.00 percent to 7.50 percent was to decrease the accumulated postretirement benefit obligation for the retiree health care plan and the retiree life insurance plan by $2 million and $1 million, respectively.

      The following table sets forth the funded status and amounts recognized in the Corporation's balance sheet:

                                         December 31, 1997   December 31, 1996
--------------------------------------------------------------------------------
                                         Retiree    Retiree  Retiree    Retiree
                                          Health       Life   Health       Life
($ in millions)                             Care  Insurance     Care  Insurance
--------------------------------------------------------------------------------
Accumulated postretirement
  benefit obligation:
    Retirees                               $ (71)     $  (7)  $ (80)      $  (6)
    Fully eligible plan participants         (20)        --     (17)         --
    Other active plan participants           (21)        (7)    (21)         (6)
--------------------------------------------------------------------------------
                                            (112)       (14)   (118)        (12)
Plan assets at fair value                     --          4      --           4
--------------------------------------------------------------------------------
Funded status                               (112)       (10)   (118)         (8)
Unrecognized prior service cost                7         --       7          --
Unrecognized net (gain) loss                 (12)         4      (4)          3
--------------------------------------------------------------------------------
Accrued postretirement
  benefit cost                             $(117)     $  (6)  $(115)      $  (5)
================================================================================

Profit Sharing Plans

The Corporation maintains a noncontributory profit sharing plan, called Partner Share, covering substantially all domestic employees. The Corporation's contribution consists of a fixed contribution equal to six percent of eligible domestic employees' annual salary (the "Fixed Contribution") as well as an additional contribution of from zero to nine percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes (the "Profit-Driven Contribution"). The 1997 Profit-Driven Contribution was based on the Firm's 1997 consolidated income before income taxes, adjusted to exclude the financial impact of the Merger. The Profit-Driven Contribution was 7.08 percent, 4.75 percent and 1.69 percent for 1997, 1996 and 1995, respectively. The sum of the Fixed Contribution and the Profit-Driven Contribution amounted to $53 million, $41 million and $29 million for the years 1997, 1996 and 1995, respectively.

      The Corporation also has a profit sharing plan (called the "UK Profit Scheme") covering its employees in the United Kingdom. The Corporation's contributions to this plan range from zero to 14 percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes. The contribution for 1997, 1996 and 1995 was 11.05 percent, 8.72 percent and 3.11 percent, respectively. The amount of expense recognized for the UK Profit Scheme was $6 million, $7 million and $2 million for 1997, 1996 and 1995, respectively.

Alex. Brown's Predecessor Plans

Retirement Plans

The Corporation maintains a 401(k) deferred compensation and profit sharing plan (the "Plan"). Employees are permitted within limitations imposed by tax law to make pretax contributions to the Plan pursuant to salary reduction agreements. The Corporation may make discretionary matching and profit sharing contributions to the Plan and may make additional contributions to preserve the Plan's tax exempt status. The Corporation also has retirement plans for certain employees in foreign offices not covered by the Plan. Compensation expense for the Corporation's contributions to retirement plans was $11 million, $13 million and $10 million for 1997, 1996 and 1995, respectively.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

================================================================================

Deferred Compensation Plan

The Corporation maintains a deferred compensation plan for certain investment representatives. Eligible participants can direct the investment of their deferred compensation amounts by selecting among various Corporation-sponsored investment vehicles and the common stock of the Corporation at a 15% discount from market. The employees vest in the deferred compensation accounts after four years. The deferred compensation is forfeited if the employee terminates employment with the Corporation during the vesting period except for termination due to death, disability or retirement. The Corporation may allow participants to extend the deferral period after vesting. The amount of deferred compensation, including any stock discounts, is being amortized over the periods in which the employees are providing the related services (compensation expense of $1 million for 2001, $3 million for 2000, $4 million for 1999, $4 million for 1998, $5 million for 1997, $3 million for 1996 and $2 million for 1995).

Note 20--Income Taxes

The Corporation files consolidated income tax returns which include all significant domestic subsidiaries.

      The domestic and foreign components of consolidated income before income taxes follow:

(in millions) Year Ended December 31,                 1997       1996       1995
--------------------------------------------------------------------------------
Domestic                                            $  640     $  347     $   69
Foreign                                                599        784        400
--------------------------------------------------------------------------------
Total                                               $1,239     $1,131     $  469
================================================================================

      For purposes of determining the above amounts, foreign income is defined as income recorded by operations located outside of the U.S.

      Undistributed earnings of certain foreign subsidiaries amounted to approximately $1.2 billion at December 31, 1997. Federal taxes which would have approximated $330 million, assuming utilization of foreign tax credits, have not been provided on these earnings, as they are permanently reinvested outside the U.S.

      Deferred income taxes result from differences in the timing of revenue and expense recognition for income tax and financial reporting purposes.

      An analysis of consolidated income taxes follows:

(in millions) Year Ended December 31,                1997       1996       1995
-------------------------------------------------------------------------------
Income taxes applicable to:
  Income before income taxes*                      $  373     $  365     $  158
  Capital surplus                                     (73)       (26)         3
  Cumulative translation adjustments                   76        (24)         9
  Securities valuation allowance                      (57)        32        (26)
-------------------------------------------------------------------------------
Total                                              $  319     $  347     $  144
===============================================================================

* Includes income tax expense related to securities available for sale transactions of $68 million, $30 million and $74 million in 1997, 1996 and 1995, respectively.

      The components of consolidated income taxes follow:

(in millions) Year Ended December 31,                1997       1996       1995
-------------------------------------------------------------------------------
Current
  Federal                                          $  198     $  107     $   65
  Foreign                                             232        124        317
  State and local                                     161         44         32
-------------------------------------------------------------------------------
Total current                                         591        275        414
-------------------------------------------------------------------------------
Deferred
  Federal                                            (203)       (52)      (132)
  Foreign                                             (31)       125       (141)
  State and local                                     (38)        (1)         3
-------------------------------------------------------------------------------
Total deferred                                       (272)        72       (270)
-------------------------------------------------------------------------------
Total                                              $  319     $  347     $  144
===============================================================================

      The following is an analysis of the difference between the U.S. federal statutory income tax rate and the effective tax rate on consolidated income before income taxes:

Year Ended December 31,                              1997       1996       1995
-------------------------------------------------------------------------------
U.S. federal statutory income tax rate                 35%        35%        35%
  State and local income taxes                          4          4          8
  Tax-exempt income                                    (4)        (3)        (8)
  Foreign subsidiary earnings                          (4)        (2)         3
  Valuation allowance                                  (2)        --         --
  Other items, net                                      1         (2)        (4)
-------------------------------------------------------------------------------
Effective income tax rate                              30%        32%        34%
===============================================================================

      The following is an analysis of the Corporation's net deferred tax assets:

(in millions) December 31,                                      1997        1996
--------------------------------------------------------------------------------
Deferred tax assets                                           $1,291      $1,172
Valuation allowance                                              207         227
--------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance                 1,084         945
Deferred tax liabilities                                         388         520
--------------------------------------------------------------------------------
Net deferred tax assets                                       $  696      $  425
================================================================================

      At December 31, 1997, the Corporation's deferred tax assets were primarily related to credit losses ($385 million) and employee benefits ($267 million). Deferred tax liabilities were primarily related to certain trading activities ($193 million) and lease financing activities ($112 million).

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Note 21--Earnings per Common Share

At December 31, 1997, the Corporation adopted SFAS 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is calculated by dividing income applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS. All periods presented have been restated to conform with SFAS 128.

      Basic earnings per common share amounts were computed by subtracting from net income the dividend requirements on preferred stock to arrive at net income applicable to common stockholders and dividing this amount by the average number of common shares outstanding during the year. The average number of common shares outstanding was the sum of the average number of shares of common stock outstanding and vested but undistributed shares awarded under deferred stock plans.

      Diluted earnings per share amounts were calculated by adding back to net income applicable to common stockholders the interest expense on the convertible subordinated debentures and dividing this amount by the average number of common shares and dilutive potential common shares outstanding during the year.

      Diluted earnings per share assumes the conversion into common stock of outstanding stock options, deferred stock awards (including restricted stock awards) and convertible subordinated debentures, as computed under the treasury stock method, if dilutive. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options, deferred stock awards, and shares from convertible subordinated debentures, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Parent Company's common stock.

      The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

Year Ended December 31,                            1997        1996        1995
-------------------------------------------------------------------------------
Numerator
  Net income                                   $    866    $    766    $    311
  Preferred stock dividends                         (49)        (51)        (51)
-------------------------------------------------------------------------------
  Numerator for basic earnings per
    share--net income applicable to
    common stockholders                             817         715         260
  Effect of dilutive securities
    Convertible subordinated debentures               3           3           2
-------------------------------------------------------------------------------
    Numerator for diluted earnings per
      share--net income applicable to
      common stockholders after
      assumed conversions                      $    820    $    718    $    262
===============================================================================
Denominator
  Denominator for basic earnings per
    share--weighted average shares
    outstanding                                 100.286     100.417      99.162
  Effect of dilutive securities
    Options                                       1.839       1.111       0.843
    Convertible subordinated
      debentures                                  2.457       3.019       3.083
    Deferred stock                                2.408       1.618       0.206
-------------------------------------------------------------------------------
  Dilutive potential common shares                6.704       5.748       4.132
    Denominator for diluted earnings
      per share--adjusted weighted-
      average shares after assumed
      conversions                               106.990     106.165     103.294
===============================================================================
Basic earnings per share                       $   8.15    $   7.12    $   2.62
===============================================================================
Diluted earnings per share                     $   7.66    $   6.76    $   2.54
===============================================================================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Note 22--International Operations

Management views the operations of the Corporation on an organizational unit basis, as disclosed in the unaudited Management Discussion and Analysis on page
17. However, in order to comply with the financial reporting regulations of the Securities and Exchange Commission, the Corporation is required to report international operations on the basis of the domicile of the customer. Pursuant to these regulations, any business transacted with a customer who is domiciled outside the U.S. is reported as international operations. Due to the complex nature of the Corporation's businesses and because its revenue from customers domiciled outside the U.S. is recorded in both domestic and foreign offices, it is impossible to segregate with precision the respective contributions to income from the domestic and international operations. As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. These estimates and assumptions include the following: interest revenue and interest expense are apportioned to geographic areas based on the geographic distribution of average interest earning assets. The geographic location of the assets is determined by the domicile of the customer, or for interest earning securities, by the domicile of the issuer. For the years ended December 31, 1997 and 1996, trading gains and losses are primarily allocated based on the geographic distribution of average trading assets as determined by the domicile of the issuer. For the year ended December 31, 1995, trading gains and losses are allocated based on the location of the office recording the gains/losses. All other noninterest revenue is allocated based on the geographic location of the office recording the income. Noninterest expense is basically apportioned geographically based on the geographical distribution of operating income (net interest revenue plus noninterest revenue). Corporate overhead expenses are allocated based upon average assets by geographic region. International offices are assessed a cost of funds charge based on a short-term funding rate. Allocation of the provision for credit losses is based on the geographical distribution of net charges to the allowance for credit losses and management's assessment of the risks associated with the domestic and international portfolios. International taxes are calculated based on the foreign tax rate for each foreign office.

      Earning assets are allocated by the domicile of the customer. All other assets are allocated based on the location of the office recording the assets.

      Subject to the above limitations, estimates and assumptions, the following tables present information attributable to international operations (in millions):

                                                                           Income         Net
                                    Total       Total         Total        before      income
                                   assets     revenue(1)   expenses(1)      taxes       (loss)
---------------------------------------------------------------------------------------------
1997
---------------------------------------------------------------------------------------------
International operations
  Asia                          $  18,203     $     946     $   1,005     $   (59)    $   (44)
  Australia/New Zealand            10,598           939           827         112          83
  Western Hemisphere               16,420         1,618         1,509         109          81
  Europe                           15,787         1,050         1,014          36          26
  United Kingdom                   29,396         1,374         1,268         106          79
  Middle East/Africa                  471            66            62           4           3
Intersegment eliminations         (18,210)         (851)         (851)         --          --
---------------------------------------------------------------------------------------------
Total international                72,665         5,142         4,834         308         228
Domestic operations                67,437         7,034         6,103         931         638
---------------------------------------------------------------------------------------------
Total                           $ 140,102     $  12,176     $  10,937     $ 1,239     $   866
=============================================================================================
International as a percentage
  of total                             52%           42%           44%         25%         26%
=============================================================================================


                                                                           Income
                                    Total       Total         Total        before         Net
                                   assets     revenue(1)   expenses(1)      taxes      income
---------------------------------------------------------------------------------------------
1996
---------------------------------------------------------------------------------------------
International operations
  Asia                          $   9,622     $     613     $     516     $    97     $    71
  Australia/New Zealand            10,488         1,031           834         197         144
  Western Hemisphere               14,631         1,275         1,193          82          60
  Europe                           14,354           965           941          24          18
  United Kingdom                   25,447         1,027         1,027          --          --
  Middle East/Africa                  691            40            35           5           4
Intersegment eliminations         (12,759)         (591)         (591)         --          --
---------------------------------------------------------------------------------------------
Total international                62,474         4,360         3,955         405         297
Domestic operations                60,069         6,265         5,539         726         469
---------------------------------------------------------------------------------------------
Total                           $ 122,543     $  10,625     $   9,494     $ 1,131     $   766
=============================================================================================
International as a percentage
  of total                             51%           41%           42%         36%         39%
=============================================================================================


                                                                           Income         Net
                                    Total       Total         Total        before      income
                                   assets     revenue(1)   expenses(1)(2)   taxes(2)    (loss)(2)
---------------------------------------------------------------------------------------------
1995
---------------------------------------------------------------------------------------------
International operations
  Asia                          $   7,565     $     710     $     609     $   101     $    70
  Australia/New Zealand             7,658           803           657         146         101
  Western Hemisphere               10,245         1,201         1,138          63          43
  Europe                            8,001           818           764          54          37
  United Kingdom                   28,850           599           807        (208)       (144)
  Middle East/Africa                  302            15            17          (2)         (1)
Intersegment eliminations         (11,119)         (751)         (751)         --          --
---------------------------------------------------------------------------------------------
Total international                51,502         3,395         3,241         154         106
Domestic operations                54,697         5,723         5,408         315         205
---------------------------------------------------------------------------------------------
Total                           $ 106,199     $   9,118     $   8,649     $   469     $   311
=============================================================================================
International as a percentage
  of total                             48%           37%           37%         33%         34%
=============================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses.
(2) 1995 balances have been restated to reflect the change in methodology for allocating operating and corporate overhead expenses.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

================================================================================

Note 23--Derivative Financial Instruments and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Corporation is a party to a variety of derivative and off-balance sheet financial instruments to meet the needs of its customers, to manage its exposure to interest rate and other risks, and to take trading positions. These financial instruments consist of derivatives (such as swaps, forwards and options), when-issued securities, securities lending indemnifications, and credit-related arrangements and involve varying degrees of credit risk and market risk.

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

      For a further discussion of derivative financial instruments, the related market and credit risks, and controls used to monitor such risks, which is unaudited and not included as part of these financial statements, see "Risk Management" on page 22, "Derivatives" on page 26, "Summary of Credit Loss Experience" on page 29 and "Nonperforming Assets" on page 32. For the risk-weighted amounts under the risk-based capital guidelines of the Corporation's derivative and off-balance sheet exposures, which also are unaudited and not included as part of these financial statements, see "Capital Resources" on page 20.

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

      As required by SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," the amounts disclosed below represent the end-of-period fair values of trading derivatives and their average aggregate fair values during the year. These amounts are presented gross before the impact of master netting agreements. The gross fair values of trading derivatives do not represent the amount of market or credit risk of derivatives in the trading portfolio. Rather, they indicate the extent of involvement in the over-the-counter (OTC) markets for interest rate, foreign exchange rate, equity and commodity price derivatives, and exchange traded options during the year. Any measurement of risk is meaningful only when all related factors are identified, such as risk-offsetting transactions, master netting agreements, and the value of any related collateral. The Corporation considers such factors in its RAROC framework and in other internal risk analyses. The accounting impact of netting agreements, which is applied on a cross-product basis in accordance with the terms of each master agreement and which is calculated based on the criteria prescribed by FIN 39, is provided below in order to display how these amounts are reflected in trading assets and trading liabilities in the consolidated balance sheet.

      Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities after application of master netting agreements. The following table reflects the gross fair values and balance sheet amounts of trading derivative financial instruments:


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

                                                  At December 31, 1997        Average during 1997
                                                  --------------------        -------------------
(in millions)                                    Assets   (Liabilities)      Assets  (Liabilities)
-------------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
  Swap Contracts                               $ 20,793       $(19,103)      $ 17,067    $(15,611)
Interest Rate Contracts
  Forwards                                           48            (40)            52         (56)
  Options purchased                               1,147                         1,114
  Options written                                               (1,355)                    (1,238)
Foreign Exchange Rate Contracts
  Spot and Forwards                              17,846        (18,031)        13,881     (14,386)
  Options purchased                               1,299                         1,090
  Options written                                               (1,192)                    (1,058)
Equity-related contracts                          4,082         (4,607)         3,372      (3,827)
Commodity-related and
  other contracts                                   597           (680)           643        (677)
Exchange-Traded Options
Interest Rate                                         4             (3)            12          (7)
Foreign Exchange                                                    (5)                        (1)
Equity                                              411           (318)           313        (199)
-------------------------------------------------------------------------------------------------
Total Gross Fair Values                          46,227        (45,334)        37,544     (37,060)
-------------------------------------------------------------------------------------------------
Impact of Netting Agreements                    (28,269)        28,269        (23,816)     23,816
-------------------------------------------------------------------------------------------------
Less Allowance for Credit Losses                   (285)            --           (194)         --
-------------------------------------------------------------------------------------------------
                                               $ 17,673(1)    $(17,065)(1)   $ 13,534    $(13,244)
                                               ========       ========       ========    ========


                                                  At December 31, 1996        Average during 1996
                                                  --------------------        -------------------
(in millions)                                    Assets   (Liabilities)      Assets  (Liabilities)
-------------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
  Swap Contracts                               $ 16,582       $(15,394)      $ 14,880    $(14,345)
Interest Rate Contracts
  Forwards                                           84            (86)            63         (61)
  Options purchased                               1,149                         1,118
  Options written                                               (1,252)                    (1,323)
Foreign Exchange Rate Contracts
  Spot and Forwards                               9,855        (10,935)         7,754      (9,118)
  Options purchased                                 917                           986
  Options written                                                 (953)                      (983)
Equity-related contracts                          2,696         (2,941)         2,128      (2,374)
Commodity-related and
  other contracts                                   679           (690)           585        (594)
Exchange-Traded Options
Interest Rate                                        10            (12)            19         (10)
Foreign Exchange                                     --             --             --          (2)
Equity                                              251           (135)           181         (82)
-------------------------------------------------------------------------------------------------
Total Gross Fair Values                          32,223        (32,398)        27,714     (28,892)
-------------------------------------------------------------------------------------------------
Impact of Netting Agreements                    (20,813)        20,813        (17,314)     17,314
-------------------------------------------------------------------------------------------------
Less Allowance for Credit Losses                   (190)            --             --          --
-------------------------------------------------------------------------------------------------
                                               $ 11,220(1)    $(11,585)(1)   $ 10,400    $(11,578)
                                               ========       ========       ========    ========

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

      Derivative contracts are generally either privately-negotiated OTC contracts or standard contracts transacted through regulated exchanges. For information as to the credit risk of OTC trading derivatives, which is unaudited and not included as part of these financial statements, see "Derivatives" on page 26. Fair values of futures contracts are not included above due to cash margining requirements of regulated exchanges. Monthly averages are used in the table above.

End-User Derivative Financial Instruments

The Corporation, as an end user, utilizes various types of derivative products (principally interest rate and currency swaps) to manage the interest rate, currency and other market risks associated with certain liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt, as well as securities available for sale, loans, investments in non-marketable equity instruments and net investments in foreign entities. Revenue or expense pertaining to management of interest rate exposure is predominantly recognized over the life of the contract as an adjustment to interest revenue or expense.

      When the Corporation purchases assets and issues liabilities at fixed interest rates it subjects itself to fair value fluctuations as market interest rates change. These fluctuations in fair value are managed by entering into interest rate contracts which change the fixed rate cash flows into variable rate cash flows.

      When the Corporation purchases foreign currency denominated assets, issues foreign currency denominated debt or has foreign net investments, it subjects itself to changes in value as exchange rates move. These fluctuations are managed by entering into currency swaps and forwards.

      The fair values and other information related to end-user derivatives are disclosed in Note 25.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

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

Notional Amounts
(in millions)                       December 31, 1997       December 31, 1996
-----------------------------------------------------------------------------
                                                   End                    End
                                    Trading       User(1)   Trading      User(1)
-----------------------------------------------------------------------------
Interest rate contracts
Swaps                            $  693,322   $108,053   $  589,739   $59,095
Futures                             130,884         --      102,389        --
Forwards                             71,243      2,950       67,183     3,325
Options purchased
  Exchange traded                    27,157         --       41,106        --
  OTC                               103,765        427       93,734     1,014
Options written
  Exchange traded                    17,665         --       42,300        --
  OTC                               100,357         --       96,843        --
-----------------------------------------------------------------------------
Total                            $1,144,393   $111,430   $1,033,294   $63,434
=============================================================================
Foreign exchange rate contracts
Spot, forwards, futures          $  684,039   $  3,023   $  539,805   $ 2,358
Swaps                                69,941      3,468       60,200     2,480
OTC options purchased                28,525         --       23,118        --
OTC options written                  30,405         --       24,994        --
-----------------------------------------------------------------------------
Total                            $  812,910   $  6,491   $  648,117   $ 4,838
=============================================================================
Equity derivative contracts
Swaps                            $    7,401   $     12   $    6,165   $   224
Futures and forwards                  6,734         --        2,932        --
Options purchased
  Exchange traded                     3,680         --        3,097        --
  OTC                                15,923         --       13,556         1
Options written
  Exchange traded                     6,264         --        2,648        --
  OTC                                17,399         --       14,420        --
-----------------------------------------------------------------------------
Total                            $   57,401   $     12   $   42,818   $   225
=============================================================================
Commodity and other contracts (2)
Swaps                            $    3,882   $     --   $    3,168   $    --
Futures                               1,023         --          792        --
Forwards                              2,179         --        2,304        --
Options purchased
  Exchange traded                       152         --          663        --
  OTC                                 1,386         --        1,879        --
Options written
  Exchange traded                       366         --          604        --
  OTC                                 1,915         --        1,956        --
-----------------------------------------------------------------------------
Total                            $   10,903   $     --   $   11,366   $    --
=============================================================================

(1) These are hedges of securities available for sale, loans, other assets, interest-bearing deposits, other short-term borrowings, long-term debt and net investments in foreign subsidiaries. These are transacted with derivatives traders within the Corporation who are intermediaries to external markets.
(2) Excluded from the notional amounts above were benefit-responsive contracts reflecting actuarial-related risk, minimal market risk and no credit risk, for which the notional values totaled $11.5 billion at December 31, 1997 and 1996.

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

Futures and Forwards

Futures and forward contracts represent commitments to purchase or sell securities, money market instruments, foreign currencies or commodities at a future date and at a specified price. Futures contracts are traded on regulated U.S. and international exchanges. The Corporation intends to close out most open positions in futures contracts prior to maturity; therefore future cash receipts or payments are generally limited to the change in fair value of the underlying instruments. Since futures contracts generally entail daily net cash margining with regulated exchanges, the credit risk is generally minimized to a one-day receivable. Included in this category of contracts are spot foreign currency contracts, cash-settled index contracts, and forward rate agreements (agreements to exchange amounts at a specified future date for interest rate differentials between an agreed interest rate and a reference rate, computed on a notional amount).

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      The Corporation is subject to credit risk as a purchaser of an option contract, and is subject to market risk to the extent of the purchase price of the option. The Corporation is subject to market risk on its written option contracts, but not to credit risk, except as noted below, since the customer has already performed according to the terms of the contract by paying a cash premium up front. However, for SFAS 105 purposes, credit risk arises to the extent that the option contract requires or permits settlement in the underlying instrument, and that instrument is subject to credit risk. Such amounts related to certain written put option contracts on debt securities and certain forward contracts to purchase debt securities were $2.850 billion and $2.677 billion at December 31, 1997 and 1996, respectively. The underlying debt securities were primarily obligations of the U.S. and foreign central and local governments and U.S. federal agencies.

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

Securities and Money Market Activities

(in millions)                        December 31, 1997       December 31, 1996
--------------------------------------------------------------------------------
                                   Contract  Credit Risk   Contract  Credit Risk
                                     Amount       Amount     Amount     Amount
--------------------------------------------------------------------------------
When-issued securities
  and other Commitments
  to sell                             $    71    $    --      $ 1,440    $     2
Commitments to purchase (1)             1,047      1,047        2,511      2,524
Securities lending
  indemnifications                     53,842     53,842       37,799     37,799
--------------------------------------------------------------------------------

(1) Includes $.9 billion and $1.1 billion of forward-dated money market assets at December 31, 1997 and 1996, respectively.

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

      Securities lending indemnifications represent the market value of customers' securities lent to third parties. The Corporation indemnifies customers to the extent of the replacement cost and/or the market value of the securities in the event of a failure by a third party to return the securities lent. The market value of collateral, primarily cash, received for customers' securities lent was in excess of the contract amounts and was approximately $56 billion at December 31, 1997 and $39 billion at December 31, 1996.

Credit-Related Arrangements
(in millions)                           December 31, 1997     December 31, 1996
--------------------------------------------------------------------------------
                                                    Credit                Credit
                                       Contract       Risk   Contract       Risk
                                         Amount     Amount     Amount     Amount
--------------------------------------------------------------------------------
Commitments to
  extend credit (1)                     $19,079    $19,079    $12,809    $12,809
Standby letters of credit and
  similar arrangements (2)                4,605      4,605      3,974      3,974
--------------------------------------------------------------------------------

(1) Includes participations to other entities of approximately $2 billion at December 31, 1997 and 1996. Of the non-participated amount, approximately $4 billion and $2 billion expire in one year or less at December 31, 1997 and 1996, respectively. Additionally, both the contract amount and the credit risk amount include commitments to enter into securities resale agreements of $1.7 billion and $2.0 billion at December 31, 1997 and 1996, respectively.
(2) Includes participations to other entities of approximately $1 billion at December 31, 1997 and 1996.

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

      Standby letters of credit and similar arrangements ("standbys"), issued primarily to support corporate obligations, commit the Corporation to make payments on behalf of customers contingent upon the failure of the customer to perform under the terms of the contract. Standbys outstanding related to customer obligations, such as commercial paper, medium- and long-term notes and debentures (including industrial revenue obligations), as well as other financial and performance-related obligations. At December 31, 1997, $1.739 billion will expire within one year, $2.483 billion from one to four years and $383 million after four years.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

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

Note 24--Concentrations of Credit Risk

The Corporation, as required by SFAS 105, has identified two significant concentrations of credit risk: OECD country banks and OECD country central governments, their agencies and central banks. Together they represented 24 percent and 34 percent of total credit risk at December 31, 1997 and 1996, respectively. The Organization for Economic Cooperation and Development (OECD) is an international organization of countries which are committed to market-oriented economic policies, including the promotion of private enterprise and free market prices, liberal trade policies, and the absence of exchange controls. The OECD consists of 29 industrialized countries that are located primarily in Western Europe and North America, as well as Australia, Japan, New Zealand and South Korea. For risk-based capital purposes, domestic and foreign bank regulators generally assign OECD country central governments, their agencies and their central banks a credit risk weighting of zero percent, which means that no credit risk capital is required to support their financial instruments. OECD country banks are assigned the next lowest credit risk weighting (20 percent) by these regulators. The largest counterparty concentration was the U.S. government and its related entities, which comprised approximately 53 percent of the OECD country governments category. Within all other counterparties, the amount collateralized by cash and U.S. government securities represented approximately 32 percent of total credit risk.

      The following table reflects the aggregate credit risk by groups of counterparties, as defined by SFAS 105, relating to on- and off-balance sheet financial instruments, including derivatives, at December 31, 1997 and 1996.

Credit Risk

                                            On-Balance  Off-Balance
(in millions)                                    Sheet        Sheet        Total
--------------------------------------------------------------------------------
1997
--------------------------------------------------------------------------------
Significant concentrations (1)
  OECD country banks (2)                      $ 32,765     $  4,213     $ 36,978
  OECD country governments                      10,717        2,363       13,080
--------------------------------------------------------------------------------
Total significant concentrations                43,482        6,576       50,058
All other (3)                                   82,540       74,847      157,387
--------------------------------------------------------------------------------
Total                                         $126,022     $ 81,423     $207,445
================================================================================
1996
Significant concentrations (1)
  OECD country banks (2)                      $ 34,799     $  4,040     $ 38,839
  OECD country governments                      16,083        3,194       19,277
--------------------------------------------------------------------------------
Total significant concentrations                50,882        7,234       58,116
All other (3)                                   60,531       52,463      112,994
--------------------------------------------------------------------------------
Total                                         $111,413     $ 59,697     $171,110
================================================================================

(1)   For these purposes, Poland has been excluded from the OECD categories.
(2) Included in the on-balance sheet component of this category was approximately $2 billion and $4 billion at December 31, 1997 and 1996, respectively, that was collateralized by U.S. government securities.
(3) The "all other" category of credit risk is diversified with respect to type of obligor and counterparty. Included in the on-balance sheet component of this category was approximately $12 billion and $8 billion at December 31, 1997 and 1996, respectively, that was collateralized by cash and U.S. government securities. Included in the off-balance sheet component of this category at December 31, 1997 was approximately $53 billion that was collateralized by cash and U.S. government securities and approximately $19 billion of unused commitments to extend credit, approximately $7 billion of which expire in one year or less. The corresponding amounts for December 31, 1996 were $37 billion, $11 billion and $5 billion, respectively.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

      The following are the estimated fair values of the Corporation's financial instruments followed by a general description of the methods and assumptions used to estimate such fair values.

Fair Value of Financial Instruments

-------------------------------------------------------------------------------------------------------------------------------
                                                               Underlying            Effect of        Total     Fair Value Over
(in millions) December 31, 1997                    Book Value  Fair Value  End-User Derivative   Fair Value  (Under) Book Value
-------------------------------------------------------------------------------------------------------------------------------
Financial Assets, Including Hedges
Cash and due from banks                              $  2,188    $  2,188             $     --    $  2,188             $     --
Interest-bearing deposits with banks                    4,272       4,273                   --       4,273                    1
Federal funds sold                                      1,382       1,382                   --       1,382                   --
Securities purchased under resale agreements           19,163      19,179                   --      19,179                   16
Securities borrowed                                    16,751      16,751                   --      16,751                   --
Trading assets, net (see Notes 3 and 23)               56,572      56,857                   --      56,857                  285(1)
Securities available for sale (see Note 4)              8,081       8,117                  (36)      8,081                   --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit, net     18,842      19,559                 (171)     19,388                  546(1)
Customer receivables                                    1,547       1,547                   --       1,547                   --
Due from customers on acceptances                         633         633                   --         633                   --
Accounts receivable and accrued interest                4,785       4,785                   --       4,785                   --
Other financial assets                                  2,696       2,737                    1       2,738                   42
Financial Liabilities, Including Hedges
Noninterest-bearing deposits                            4,728       4,728                   --       4,728                   --
Interest-bearing deposits                              38,102      38,264                  (62)     38,202                  100
Trading liabilities (see Notes 3 and 23)               27,246      27,246                   --      27,246                   --
Securities loaned and securities sold
  under repurchase agreements                          17,896      17,904                   --      17,904                    8
Other short-term borrowings                            19,577      19,591                    8      19,599                   22
Acceptances outstanding                                   633         633                   --         633                   --
Other financial liabilities                             8,634       8,621                   --       8,621                  (13)(1)
Long-term debt*                                        16,059      16,433                 (381)     16,052                   (7)
Net investments in foreign subsidiaries                    --          --                   (6)         (6)                  (6)

-------------------------------------------------------------------------------------------------------------------------------
(in millions) December 31, 1996
-------------------------------------------------------------------------------------------------------------------------------
Financial Assets, Including Hedges
Cash and due from banks                              $  1,568    $  1,568             $     --    $  1,568             $     --
Interest-bearing deposits with banks                    2,210       2,212                   --       2,212                    2
Federal funds sold                                      1,684       1,684                   --       1,684                   --
Securities purchased under resale agreements           18,002      18,004                   --      18,004                    2
Securities borrowed                                    17,005      17,005                   --      17,005                   --
Trading assets, net (see Notes 3 and 23)               48,939      49,129                   --      49,129                  190(1)
Securities available for sale (see Note 4)              7,920       7,985                  (65)      7,920                   --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit, net     14,842      15,638                 (305)     15,333                  491(1)
Customer receivables                                    1,529       1,529                   --       1,529                   --
Due from customers on acceptances                         597         597                   --         597                   --
Accounts receivable and accrued interest                3,032       3,032                   --       3,032                   --
Other financial assets                                  2,161       2,239                   (3)      2,236                   75
Financial Liabilities, Including Hedges
Noninterest-bearing deposits                            3,613       3,613                   --       3,613                   --
Interest-bearing deposits                              26,702      26,729                  (31)     26,698                   (4)
Trading liabilities (see Notes 3 and 23)               23,761      23,761                   --      23,761                   --
Securities loaned and securities sold
  under repurchase agreements                          23,454      23,456                   --      23,456                    2
Other short-term borrowings                            19,409      19,416                   --      19,416                    7
Acceptances outstanding                                   597         597                   --         597                   --
Other financial liabilities                             6,367       6,357                   --       6,357                  (10)(1)
Long-term debt*                                        12,038      12,259                 (177)     12,082                   44
Net investments in foreign subsidiaries                    --          --                    1           1                    1
===============================================================================================================================

(1)   Relates substantially to the allowance for credit losses.

*     Includes trust preferred capital securities.

      A discussion of the nature, objectives and strategies for using end-user derivatives can be found in Note 23.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Net
                                  Securities                     Interest-        Other                    investments
                                   available             Other     bearing   short-term        Long-        in foreign
(in millions) December 31, 1997     for sale    Loans   assets    deposits   borrowings    term debt(1)   subsidiaries     Total
--------------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps
  Pay Variable
    Unrealized Gain                    $   3    $   8    $  --       $  61        $  20        $ 524             $  --     $ 616
    Unrealized (Loss)                     --       (3)      --         (13)         (27)         (94)               --      (137)
--------------------------------------------------------------------------------------------------------------------------------
Pay Variable Net                           3        5       --          48           (7)         430                --       479
--------------------------------------------------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                        2        1       --          32           11            3                --        49
    Unrealized (Loss)                    (51)    (184)      --         (42)         (30)         (25)               --      (332)
--------------------------------------------------------------------------------------------------------------------------------
Pay Fixed Net                            (49)    (183)      --         (10)         (19)         (22)               --      (283)
--------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                    5        9       --          93           31          527                --       665
--------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized (Loss)                (51)    (187)      --         (55)         (57)        (119)               --      (469)
--------------------------------------------------------------------------------------------------------------------------------
Total Net                              $ (46)   $(178)   $  --       $  38        $ (26)       $ 408             $  --     $ 196
================================================================================================================================
Forward Rate Agreements
  Unrealized Gain                      $  --    $  --    $  --       $  --        $  --        $  --             $  --     $  --
  Unrealized (Loss)                       --       --       --          (1)          --           --                --        (1)
--------------------------------------------------------------------------------------------------------------------------------
  Net                                  $  --    $  --    $  --       $  (1)       $  --        $  --             $  --     $  (1)
================================================================================================================================
Currency Swaps and Forwards
  Unrealized Gain                      $  14    $   6    $   2       $  25        $  34        $  36             $  40     $ 157
  Unrealized (Loss)                       --       --       --          --          (16)         (63)              (46)     (125)
--------------------------------------------------------------------------------------------------------------------------------
  Net                                  $  14    $   6    $   2       $  25        $  18        $ (27)            $  (6)    $  32
================================================================================================================================
Other Contracts (2)
  Unrealized Gain                      $  --    $   1    $  --       $  --        $  --        $  --             $  --     $   1
  Unrealized (Loss)                       (4)      --       (1)         --           --           --                --        (5)
--------------------------------------------------------------------------------------------------------------------------------
  Net                                  $  (4)   $   1    $  (1)      $  --        $  --        $  --             $  --     $  (4)
================================================================================================================================
Total Unrealized Gain                  $  19    $  16    $   2       $ 118        $  65        $ 563             $  40     $ 823
Total Unrealized (Loss)                  (55)    (187)      (1)        (56)         (73)        (182)              (46)     (600)
--------------------------------------------------------------------------------------------------------------------------------
Total Net                              $ (36)   $(171)   $   1       $  62        $  (8)       $ 381             $  (6)    $ 223
================================================================================================================================

(in millions) December 31, 1996
--------------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps
  Pay Variable
    Unrealized Gain                    $   1    $  --    $  --       $  62        $   7        $ 262             $  --     $ 332
    Unrealized (Loss)                     --      (14)      --         (23)          (6)         (93)               --      (136)
--------------------------------------------------------------------------------------------------------------------------------
Pay Variable Net                           1      (14)      --          39            1          169                --       196
--------------------------------------------------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                        3       --       --          13           --            1                --        17
    Unrealized (Loss)                    (50)    (291)      --         (45)          (1)         (28)               --      (415)
--------------------------------------------------------------------------------------------------------------------------------
Pay Fixed Net                            (47)    (291)      --         (32)          (1)         (27)               --      (398)
--------------------------------------------------------------------------------------------------------------------------------
Total Unrealized Gain                      4       --       --          75            7          263                --       349
--------------------------------------------------------------------------------------------------------------------------------
Total Unrealized (Loss)                  (50)    (305)      --         (68)          (7)        (121)               --      (551)
--------------------------------------------------------------------------------------------------------------------------------
Total Net                              $ (46)   $(305)   $  --       $   7        $  --        $ 142             $  --     $(202)
================================================================================================================================
Forward Rate Agreements
  Unrealized Gain                      $  --    $  --    $  --       $   1        $  --        $  --             $  --     $   1
  Unrealized (Loss)                       --       --       --          (1)          --           --                --        (1)
--------------------------------------------------------------------------------------------------------------------------------
  Net                                  $  --    $  --    $  --       $  --        $  --        $  --             $  --     $  --
================================================================================================================================
Currency Swaps and Forwards
  Unrealized Gain                      $  --    $  --    $   1       $  27        $  --        $  53             $  42     $ 123
  Unrealized (Loss)                       --       --       --          (3)          --          (18)              (41)      (62)
--------------------------------------------------------------------------------------------------------------------------------
  Net                                  $  --    $  --    $   1       $  24        $  --        $  35             $   1     $  61
================================================================================================================================
Other Contracts (2)
  Unrealized Gain                      $  --    $  --    $  --       $  --        $  --        $  --             $  --     $  --
  Unrealized (Loss)                      (19)      --       (4)         --           --           --                --       (23)
--------------------------------------------------------------------------------------------------------------------------------
  Net                                  $ (19)   $  --    $  (4)      $  --        $  --        $  --             $  --     $ (23)
================================================================================================================================
Total Unrealized Gain                  $   4    $  --    $   1       $ 103        $   7        $ 316             $  42     $ 473
Total Unrealized (Loss)                  (69)    (305)      (4)        (72)          (7)        (139)              (41)     (637)
--------------------------------------------------------------------------------------------------------------------------------
Total Net                              $ (65)   $(305)   $  (3)      $  31        $  --        $ 177             $   1     $(164)
================================================================================================================================

(1)   Includes trust preferred capital securities.
(2)   Other contracts are principally equity swaps and collars.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      The unrealized gains and losses on these hedges were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions.

      The remaining maturities of the notional amounts of end-user derivatives at December 31, 1997 and December 31, 1996 were as follows:

December 31, 1997             Interest       Foreign                       Total
(in millions)                     Rate      Currency        Equity      Notional
Notional Amount Maturing In:      Risk         Risk*          Risk        Amount
--------------------------------------------------------------------------------
1998                          $ 84,500      $  3,843      $     12      $ 88,355
1999-2000                       14,367         1,849            --        16,216
2001-2002                        4,727           453            --         5,180
2003 and thereafter              7,836           346            --         8,182
--------------------------------------------------------------------------------
Total                         $111,430      $  6,491      $     12      $117,933
================================================================================


December 31, 1996             Interest       Foreign                       Total
(in millions)                     Rate      Currency        Equity      Notional
Notional Amount Maturing In:      Risk         Risk*          Risk        Amount
--------------------------------------------------------------------------------
1997                          $ 41,168      $  3,271      $     20      $ 44,459
1998-1999                       10,540           750           101        11,391
2000-2001                        5,210           689           104         6,003
2002 and thereafter              6,516           128            --         6,644
--------------------------------------------------------------------------------
Total                         $ 63,434      $  4,838      $    225      $ 68,497
================================================================================

* Currency swaps and currency forwards are primarily based upon Australian dollar/U.S. dollar and Japanese yen/U.S. dollar contracts.

      For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at December 31, 1997 and December 31, 1996 were as follows:

----------------------------------------------------------------------------------------------------
December 31, 1997                  Paying Variable                   Paying Fixed
                              -------------------------        -------------------------
($ in millions)               Notional   Receive    Pay        Notional   Receive    Pay       Total
Notional Amount Maturing In:    Amount      Rate   Rate          Amount      Rate   Rate    Notional
----------------------------------------------------------------------------------------------------
1998                           $74,471      5.79%  5.84%        $ 6,799      5.83%  6.00%   $ 81,270
1999-2000                       11,222      5.97   5.72           3,006      5.04   5.62      14,228
2001-2002                        3,282      6.56   5.75           1,437      5.32   9.66       4,719
2003 and thereafter              6,730      6.89   5.43           1,106      5.75   7.26       7,836
----------------------------------------------------------------------------------------------------
Total                          $95,705                          $12,348                     $108,053
====================================================================================================

All rates were those in effect at December 31, 1997. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

----------------------------------------------------------------------------------------------------
December 31, 1996                  Paying Variable                   Paying Fixed
                              -------------------------        -------------------------
($ in millions)               Notional   Receive    Pay        Notional   Receive    Pay       Total
Notional Amount Maturing In:    Amount      Rate   Rate          Amount      Rate   Rate    Notional
----------------------------------------------------------------------------------------------------
1997                           $33,275      5.59%  5.52%        $ 4,056      5.23%  5.71%    $37,331
1998-1999                        7,957      5.96   5.52           2,095      4.82   5.82      10,052
2000-2001                        3,633      6.87   5.63           1,568      4.98   9.35       5,201
2002 and thereafter              5,579      6.79   5.65             932      5.61   7.14       6,511
----------------------------------------------------------------------------------------------------
Total                          $50,444                          $ 8,651                      $59,095
====================================================================================================

All rates were those in effect at December 31, 1996. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      The effect of these end-user derivatives was a net decrease in revenue of $11 million for the year ended December 31, 1997 and a net decrease in revenue of $68 million for the year ended December 31, 1996.

      The Corporation has reviewed its other categories of off-balance sheet instruments (forward-dated assets and liabilities, securities lending indemnifications and securities borrowed) accounted for at cost and has determined that, in the case of each such category, the unrealized gain or loss on such instruments at both December 31, 1997 and 1996 was not material.

Methods and Assumptions

For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments were predominantly short-term:

Assets                         Liabilities
--------------------------------------------------------------------------------
Cash and due from banks        Interest-bearing deposits
Interest-bearing deposits      Securities loaned and securities
  with banks                     sold under repurchase agreements
Federal funds sold             Other short-term borrowings
Securities purchased under     Acceptances outstanding
  resale agreements            Other financial liabilities
Securities borrowed
Customer receivables
Due from customers
  on acceptances
Accounts receivable and
  accrued interest


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

      As indicated in Note 2, trading assets (including derivatives), trading liabilities and securities available for sale are carried at their fair values.

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

      Other financial liabilities consisted primarily of accounts payable and accrued expenses at both December 31, 1997 and 1996.

      The fair value of long-term debt was estimated by using market quotes as well as discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Note 26--Condensed Parent Company Financial Statements

Condensed Statement of Income
(in millions) Year Ended December 31,                1997       1996       1995
-------------------------------------------------------------------------------
Revenue
Dividends
  Banks                                           $    93    $    48    $    75
  Nonbanks                                            404        196         86
Interest from subsidiaries                            615        503        551
Other interest                                        275        157        150
Trading                                              (103)        --         44
Securities available for sale gains (losses)           45         (7)       114
Other                                                  80         18         85
-------------------------------------------------------------------------------
Total revenue                                       1,409        915      1,105
-------------------------------------------------------------------------------
Expenses
Interest to subsidiaries                              217        109         71
Other interest                                        834        643        714
Other                                                 216         33         --
-------------------------------------------------------------------------------
Total expenses                                      1,267        785        785
-------------------------------------------------------------------------------
Income before income taxes and
  equity in undistributed income
  of subsidiaries and affiliates                      142        130        320
Income taxes (benefit)                               (222)       (99)        25
Income before equity in undistributed
  income of subsidiaries and affiliates               364        229        295
Equity in undistributed income
  of subsidiaries and affiliates                      502        537         16
-------------------------------------------------------------------------------
Net Income                                        $   866    $   766    $   311
===============================================================================

Condensed Balance Sheet
(in millions) December 31,                                     1997        1996
-------------------------------------------------------------------------------
Assets
Cash and due from banks                                     $    97     $    24
Interest-bearing deposits with bank subsidiaries              2,204       3,297
Securities purchased under resale agreements
  with nonbank subsidiary                                       492         701
Trading assets                                                5,773       2,809
Securities available for sale                                 1,766       1,577
Loans                                                           172         245
Investments in subsidiaries and affiliates
  Banks                                                       5,804       4,716
  Nonbanks                                                    2,032       2,279
Receivables from subsidiaries and affiliates
  Banks                                                       1,811       1,584
  Nonbanks                                                    8,535       5,182
Accounts receivable and accrued interest                        461         370
Other assets                                                    440         255
-------------------------------------------------------------------------------
Total assets                                                $29,587     $23,039
===============================================================================
Liabilities and Stockholders' Equity
Trading liabilities                                         $   312     $   478
Commercial paper                                              6,641       5,723
Other short-term borrowings                                   3,436       1,905
Payables to subsidiaries and affiliates
  Banks                                                         727         652
  Nonbanks                                                    5,722       2,702
Other liabilities                                               443         330
Long-term debt                                                6,598       5,371
-------------------------------------------------------------------------------
Total liabilities                                            23,879      17,161
-------------------------------------------------------------------------------
Total stockholders' equity                                    5,708       5,878
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  $29,587     $23,039
===============================================================================

Condensed Statement of Cash Flows
(in millions) Year Ended December 31,                1997       1996       1995
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                        $   866    $   766    $   311
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Equity in undistributed loss
      (income) of subsidiaries and affiliates        (502)      (537)       (16)
    Deferred income taxes                             (82)       (29)         3
    Net change in trading assets                   (2,964)    (1,334)       104
    Net change in trading liabilities                (166)       130        220
    Securities available for sale
      (gains) losses                                  (45)         7       (114)
    Other, net                                       (632)      (323)       282
-------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                             (3,525)    (1,320)       790
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in:
  Interest-bearing deposits with
    bank subsidiaries                               1,093       (757)    (1,031)
  Securities purchased under resale agreements
    with nonbank subsidiary                          (209)    (1,512)    (1,109)
  Securities purchased under resale agreements
    with third party                                   --         48        (48)
  Short-term notes receivable from
    subsidiaries and affiliates                    (1,255)     2,557      1,591
Securities available for sale:
  Purchases                                          (650)      (746)      (388)
  Maturities and other redemptions                    345        229        360
  Sales                                               158        260        876
Increases in long-term notes receivable
  from subsidiaries                                (2,301)    (2,015)      (484)
Decreases in long-term notes receivable
  from subsidiaries                                 1,037        871      1,379
Capital contributed to subsidiaries and affiliates   (688)      (867)      (290)
Return of capital from subsidiaries and affiliates    300        700         --
Other, net                                             75       (223)        22
-------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                             (2,095)    (1,455)       878
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net change in:
  Commercial paper and other
    short-term borrowings                           2,449      1,363     (3,304)
  Short-term notes payable to subsidiaries          2,326        878      1,012
Issuance of long-term notes payable
  to subsidiaries                                     770        512         --
Issuance of long-term debt                          2,387      1,680      1,496
Repayments of long-term debt                         (913)      (864)      (791)
Issuance of preferred stock                            --         --        221
Redemption/repurchase of preferred stock             (152)       (49)        --
Purchases of treasury stock                        (1,038)      (608)       (38)
Cash dividends paid                                  (384)      (378)      (361)
Other, net                                            248        257         33
-------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                              5,693      2,791     (1,732)
-------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and
  Due From Banks                                       73         16        (64)
Cash and due from banks, beginning of year             24          8         72
-------------------------------------------------------------------------------
Cash and due from banks, end of year              $    97    $    24    $     8
===============================================================================
Interest paid                                     $ 1,007    $   737    $   772
===============================================================================
Income taxes paid                                 $   131    $    19    $     9
===============================================================================
Noncash financing activity:
  Conversion of debt to equity                    $    63    $     3    $   259
===============================================================================
Noncash investing activity:
Treasury stock associated with acquisition        $    --    $   203    $    --
===============================================================================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Note 27--Bankers Trust Company Consolidated Summarized Financial Information

Consolidated Statement of Income
(in millions) Year Ended December 31,                1997       1996       1995
-------------------------------------------------------------------------------
Net Interest Revenue
Interest revenue                                  $ 5,287    $ 4,124    $ 3,656
Interest expense                                    4,070      3,346      3,069
-------------------------------------------------------------------------------
Net Interest Revenue                                1,217        778        587
Provision for credit losses                            27         (9)       (31)
-------------------------------------------------------------------------------
Net Interest Revenue After Provision
  For Credit Losses                                 1,190        787        618
-------------------------------------------------------------------------------
Noninterest Revenue
Trading                                               611        670        279
Fiduciary and funds management                        886        720        654
Corporate finance fees                                354        285        230
Other fees and commissions                            299        277        242
Securities available for sale gains (losses)           28         23         (4)
Other                                                 415        295        163
-------------------------------------------------------------------------------
Total noninterest revenue                           2,593      2,270      1,564
-------------------------------------------------------------------------------
Noninterest Expenses
Salaries and commissions                              812        729        683
Incentive compensation and
  employee benefits                                 1,004        716        524
Occupancy, net                                        149        142        141
Furniture and equipment                               185        155        146
Other                                               1,000        856        736
Restructuring charges                                   4         --         43
-------------------------------------------------------------------------------
Total noninterest expenses                          3,154      2,598      2,273
-------------------------------------------------------------------------------
Income (Loss) before income taxes                     629        459        (91)
Income taxes (benefit)                                182        115        (53)
-------------------------------------------------------------------------------
Net Income (Loss)                                 $   447    $   344    $   (38)
===============================================================================

      In the normal course of business, BTCo enters into various transactions with the Parent Company and the Parent Company's other subsidiaries. Included in the above financial statements were the following transactions and balances with such affiliates.


(in millions) Year Ended December 31,                1997       1996       1995
-------------------------------------------------------------------------------
Interest revenue                                  $   349    $   174    $   129
Interest expense                                      239        249        276
Noninterest revenue                                   326        112         65
Noninterest expenses                                  253        228        203


(in millions) December 31,                                     1997        1996
-------------------------------------------------------------------------------
Interest-earning assets                                     $11,331     $ 1,395
Noninterest-earning assets                                      841         618
Interest-bearing liabilities                                  5,652       5,040
Noninterest-bearing liabilities                                 973         729


Consolidated Balance Sheet
($ in millions, except par values) December 31,                1997        1996
-------------------------------------------------------------------------------
Assets
Cash and due from banks                                     $ 2,121     $ 1,544
Interest-bearing deposits with banks                          4,416       2,494
Federal funds sold                                            1,897       1,789
Securities purchased under resale agreements                 17,836      12,389
Securities borrowed                                           9,193       8,275
Trading assets, net of allowance for credit losses of $285
  at December 31, 1997 and $190 at December 31, 1996         45,488      38,082
Securities available for sale                                 4,154       4,239
Loans, net of allowance for credit losses of $659
   at December 31, 1997 and $723 at December 31, 1996        17,033      13,018
Premises and equipment, net                                     767         914
Due from customers on acceptances                               633         597
Accounts receivable and accrued interest                      3,709       2,200
Other assets                                                  2,792       2,412
-------------------------------------------------------------------------------
Total assets                                                $110,039    $87,953
===============================================================================
Liabilities
Noninterest-bearing deposits
  Domestic offices                                          $ 2,856     $ 2,791
  Foreign offices                                             2,122       1,029
Interest-bearing deposits
  Domestic offices                                           21,752       9,196
  Foreign offices                                            18,407      20,556
-------------------------------------------------------------------------------
      Total deposits                                         45,137      33,572
Trading liabilities                                          24,967      19,172
Securities loaned and securities sold under
  repurchase agreements                                      10,755      10,095
Other short-term borrowings                                   8,610      10,391
Acceptances outstanding                                         633         597
Accounts payable and accrued expenses                         3,411       1,993
Other liabilities, including allowance for credit
  losses of $3 at December 31, 1997 and $10
  at December 31, 1996                                        2,308       1,022
Long-term debt not included in risk-based capital             6,753       4,828
Long-term debt included in risk-based capital                 1,228       1,162
Mandatorily redeemable capital securities of subsidiary
  trust holding solely junior subordinated deferrable
  interest debentures included in risk-based capital            243         243
-------------------------------------------------------------------------------
Total liabilities                                           104,045      83,075
-------------------------------------------------------------------------------
Stockholders' Equity
Floating rate non-cumulative preferred stock--
  Series A, $1 million par value
  Authorized, issued and outstanding:
    1997, 1,000 shares; 1996, 600 shares                      1,000         600
Common stock, $10 par value
  Authorized, issued and outstanding:
    1997, 135,166,667 shares; 1996, 100,166,667 shares        1,351       1,001
Capital surplus                                                 540         540
Retained earnings                                             3,528       3,133
Cumulative translation adjustments                             (379)       (382)
Securities valuation allowance                                  (46)        (14)
-------------------------------------------------------------------------------
Total stockholders' equity                                    5,994       4,878
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  $110,039    $87,953
===============================================================================

      See Note 9 for details of BTCo's long-term debt issued to nonaffiliates.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

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

      The management of the Corporation has established and maintains an internal control structure and monitors that structure for compliance with established policies and procedures. The objectives of an internal control structure are to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization. The Corporation maintains an Internal Audit Department that independently monitors and assesses the effectiveness of the internal controls and recommends possible improvements thereto. The Corporation also maintains a Credit Risk Management Department which develops and administers procedures to measure, monitor and control credit risks across all businesses and recommends to management specific measures for portfolio restructuring designed to reduce the risk of loss. In addition, management recognizes its responsibility to foster a strong ethical environment within the Corporation to ensure that its business affairs are conducted with integrity and in accordance with high standards of personal and corporate conduct. This responsibility is characterized and reflected in the Corporation's Rules for Business Conduct, which are distributed to all employees of the Corporation. As part of the monitoring system, the Corporation maintains a Corporate Compliance Department having oversight responsibilities for administering and coordinating the application of these standards of conduct.

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

      The Corporation's annual financial statements for 1997 have been audited by KPMG Peat Marwick LLP, independent auditors, whose appointment by the Board of Directors was approved by the stockholders. Management has made available to KPMG Peat Marwick LLP all the Corporation's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all its representations to KPMG Peat Marwick LLP are valid and appropriate. In addition, KPMG Peat Marwick LLP, in determining the nature and extent of their auditing procedures, evaluated the Corporation's accounting procedures and policies and the effectiveness of the related internal control structure.

      Management believes that, as of December 31, 1997, the Corporation's internal control structure was adequate to accomplish the objectives discussed herein.


/s/ Frank N. Newman
Frank N. Newman
Chairman of the Board,
Chief Executive Officer and President


/s/ Richard H. Daniel
Richard H. Daniel
Vice Chairman,
Chief Financial Officer and
Controller


March 5, 1998


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

================================================================================
REPORT OF INDEPENDENT AUDITORS
================================================================================

To the Board of Directors and Stockholders of Bankers Trust New York Corporation


We have audited the consolidated balance sheet of Bankers Trust New York Corporation and Subsidiaries (the "Corporation") at December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust New York Corporation and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

      We previously audited and reported on the consolidated balance sheet of Alex. Brown Incorporated as of December 31, 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996, prior to their restatement for the 1997 pooling-of-interests with the Corporation and have issued our report thereon dated January 20, 1997. The contribution of Alex. Brown Incorporated to combined restated assets represented 2 percent as of December 31, 1996; to combined restated revenues represented 20 percent and 19 percent; and, to combined restated net income represented 20 percent and 31 percent for the years ended December 31, 1996 and 1995, respectively. Separate consolidated financial statements of the Corporation included in the restated financial statements were audited and reported on separately by other auditors who have issued their report thereon dated January 23, 1997 except for Note 28, as to which the date is March 6, 1997. We also audited the combination of the consolidated balance sheet of the Corporation as of December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended, after restatement for the 1997 pooling-of-interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 1 of the notes to the consolidated financial statements.

/s/ KPMG PEAT MARWICK LLP

New York, New York
January 22, 1998


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

================================================================================
REPORT OF INDEPENDENT AUDITORS
================================================================================


To the Board of Directors and Stockholders of Bankers Trust New York Corporation


We have audited the consolidated balance sheet of Bankers Trust New York Corporation and Subsidiaries (the "Corporation") at December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996 (not presented herein), prior to their restatement for the 1997 pooling-of-interests with Alex. Brown Incorporated. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust New York Corporation and Subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
January 23, 1997
except for Note 28, as to
which the date is March 6, 1997


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

================================================================================
SUPPLEMENTAL FINANCIAL DATA
================================================================================


The statistical data on pages 82 through 87 should be read in conjunction with the Financial Review and the financial statements included elsewhere in this Annual Report.

      In the opinion of management, all material adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. All such adjustments were of a normal recurring nature.

Condensed Quarterly Consolidated Statement of Income

(in millions, except per share data)
---------------------------------------------------------------------------------------------------------------------------
                                                      1997                                          1996
                                      -------------------------------------     -------------------------------------------
                                       Fourth    Third   Second      First       Fourth       Third      Second       First
                                      Quarter  Quarter  Quarter(1)  Quarter(1)  Quarter(1)  Quarter(1)  Quarter(1)  Quarter(1)
---------------------------------------------------------------------------------------------------------------------------
Interest revenue                       $2,085   $1,789   $1,731      $1,680      $1,686      $1,704      $1,495      $1,623
Interest expense                        1,712    1,474    1,391       1,349       1,399       1,434       1,229       1,389
---------------------------------------------------------------------------------------------------------------------------
Net interest revenue                      373      315      340         331         287         270         266         234
Provision for credit losses                20       10       --          --          --          --          --           5
---------------------------------------------------------------------------------------------------------------------------
Net interest revenue after provision
   for credit losses                      353      305      340         331         287         270         266         229
---------------------------------------------------------------------------------------------------------------------------
Total noninterest revenue               1,166    1,465    1,194       1,066       1,068         989       1,072         988
Total noninterest expenses              1,233    1,419    1,225       1,104       1,083         964       1,038         953
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                286      351      309         293         272         295         300         264
Income taxes                               79      105       96          93          88          93          99          85
---------------------------------------------------------------------------------------------------------------------------
Net Income                             $  207   $  246   $  213      $  200      $  184      $  202      $  201      $  179
===========================================================================================================================
Net income applicable to
   common stock                        $  195   $  235   $  201      $  186      $  170      $  194      $  187      $  164
===========================================================================================================================
Earnings Per
  Common Share:(2)
   Basic                               $ 1.95   $ 2.33   $ 2.00      $ 1.86      $ 1.69      $ 1.91      $ 1.87      $ 1.65
   Diluted                             $ 1.82   $ 2.19   $ 1.89      $ 1.76      $ 1.59      $ 1.81      $ 1.77      $ 1.58
===========================================================================================================================
Cash dividends declared per
   common share                        $ 1.00   $ 1.00   $ 1.00      $ 1.00      $ 1.00      $ 1.00      $ 1.00      $ 1.00
===========================================================================================================================

(1) Amounts have been restated to reflect the merger with Alex. Brown Incorporated.
(2) Due to changes in the number of average shares outstanding, quarterly earnings per share do not necessarily add to the totals for the years. In addition, earnings per share have been restated in connection with the adoption of SFAS 128.

Stockholder Data
----------------------------------------------------------------------------------------------------------------------------
Market price (1)
  High                              $131 1/2    $133 5/8    $ 91 1/2  $ 96 3/8    $ 90 7/8    $ 83 1/2   $ 77 7/8   $ 72 3/8
  Low                                106          86          74        81 1/4      78          68 1/4     65 1/2     61
  End of quarter                     112 7/16    122 3/8      87 1/8    82          86 1/4      78 5/8     73 7/8     70 7/8
----------------------------------------------------------------------------------------------------------------------------

(1) Based on the Composite Tape. Market Prices at February 27, 1998 for common stock were follows: High, $118 9/16; Low, $117; Close, $118 1/4.

Dividends

Cash dividends on common stock were paid quarterly in 1997 on the 25th of January, April, July and October.

Number of Security Holders

At February 27, 1998, the approximate number of holders of record of common stock was 21,776.

Stock Listings

The principal markets on which the common stock is traded are the New York Stock Exchange (Symbol: BT) and the London Stock Exchange.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Average Balances, Interest and Average Rates

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Corporation. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages.

------------------------------------------------------------------------------------------------------------------------------
                                                      1997                         1996                         1995
                                           -------------------------    -------------------------    -------------------------
                                           Average           Average    Average           Average    Average           Average
($ in millions)                            Balance  Interest    Rate    Balance  Interest    Rate    Balance  Interest    Rate
------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks
 (primarily in foreign offices)           $  4,662    $  395    8.47%  $  2,786    $  214    7.68%  $  2,777    $  207    7.45%
Federal funds sold
 (in domestic offices)                       4,758       266    5.59%     2,179       119    5.46%     1,726       104    6.03%
Securities purchased under resale
 agreements
  In domestic offices                       14,076       847    6.02%    14,368       799    5.56%    10,400       598    5.75%
  In foreign offices                         9,158       505    5.51%     7,444       514    6.90%     5,732       231    4.03%
------------------------------------------------------------           ------------------           ------------------
Total securities purchased
 under resale agreements                    23,234     1,352    5.82%    21,812     1,313    6.02%    16,132       829    5.14%
Securities borrowed
  In domestic offices                       13,128       653    4.97%    13,563       678    5.00%    10,647       604    5.67%
  In foreign offices                         1,763        93    5.28%     2,241       147    6.56%     2,245       141    6.28%
------------------------------------------------------------           ------------------           ------------------
Total securities borrowed                   14,891       746    5.01%    15,804       825    5.22%    12,892       745    5.78%
Trading Assets
  In domestic offices (1)                    9,578       850    8.87%    14,458     1,165    8.06%    14,656     1,376    9.39%
  In foreign offices                        19,449     1,646    8.46%    16,140     1,251    7.75%    16,058     1,320    8.22%
------------------------------------------------------------           ------------------           ------------------
Total trading assets (1)                    29,027     2,496    8.60%    30,598     2,416    7.90%    30,714     2,696    8.78%
Securities available for sale
  In domestic offices
    Taxable                                  2,635       206    7.82%     2,674       195    7.29%     1,891       165    8.73%
    Exempt from federal
      income taxes (1)                       1,076        40    3.72%     1,029        29    2.82%     1,340        51    3.81%
  In foreign offices
    Taxable                                  4,011       230    5.73%     3,151       229    7.27%     2,899       167    5.76%
    Exempt from federal
      income taxes (1)                          92        10   10.87%       142        16   11.27%       320        35   10.94%
------------------------------------------------------------           ------------------           ------------------
Total securities available for sale (1)      7,814       486    6.22%     6,996       469    6.70%     6,450       418    6.48%
Loans
  In domestic offices
    Commercial and industrial                4,029       312    7.74%     2,894       221    7.64%     2,178       160    7.35%
    Financial institutions                   1,269        92    7.25%       942        64    6.79%       620        51    8.23%
    Secured by real estate                   1,561       131    8.39%     1,409        97    6.88%     1,398        95    6.80%
    Other (1)                                2,577       175    6.79%     2,177       124    5.70%     2,335       134    5.74%
------------------------------------------------------------           ------------------           ------------------
    Total in domestic offices (1)            9,436       710    7.52%     7,422       506    6.82%     6,531       440    6.74%
  In foreign offices                         8,923       695    7.79%     6,253       517    8.27%     5,263       487    9.25%
------------------------------------------------------------           ------------------           ------------------
Total loans, excluding fees (1)             18,359     1,405    7.65%    13,675     1,023    7.48%    11,794       927    7.86%
  Loan fees                                     --        32                 --        24                 --        18
------------------------------------------------------------           ------------------           ------------------
Total loans, including fees (1)             18,359     1,437    7.83%    13,675     1,047    7.66%    11,794       945    8.01%
------------------------------------------------------------           ------------------           ------------------
Customer Receivables
  In domestic offices                        1,589       133    8.37%     1,476       121    8.20%     1,049        86    8.20%
  In foreign offices                            --        --                 --        --                 --        --
------------------------------------------------------------           ------------------           ------------------
Total customer receivables                   1,589       133    8.37%     1,476       121    8.20%     1,049        86    8.20%
------------------------------------------------------------           ------------------           ------------------
Total Interest-Earning
  Assets(1)                                104,334    $7,311    7.01%    95,326    $6,524    6.84%    83,534    $6,030    7.22%
                                                      ======                       ======                       ======
Cash and due from banks                      1,496                        1,347                        1,798
Noninterest-earning trading assets          21,906                       17,104                       19,013
Due from customers on acceptances              682                          554                          434
All other assets                             9,058                        8,416                        7,740
Allowance for credit losses                   (970)                        (986)                      (1,196)
--------------------------------------------------                     --------                     --------
Total Assets                              $136,506                     $121,761                     $111,323
==================================================                     ========                     ========
% of assets attributable to foreign offices     50%                          48%                          41%

(1) Interest and average rates are presented on a fully taxable basis. The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments to interest revenue (which recognize the income tax savings on tax-exempt assets) was 41 percent for 1997 and 42 percent for 1996 and 1995.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                      1997                         1996                         1995
                                           -------------------------    -------------------------    -------------------------
                                           Average           Average    Average           Average    Average           Average
($ in millions)                            Balance  Interest    Rate    Balance  Interest    Rate    Balance  Interest    Rate
------------------------------------------------------------------------------------------------------------------------------
Liabilities and
  Stockholders' Equity
Interest-bearing deposits
  In domestic offices
    Time deposits                         $ 12,133    $  679    5.60%  $  3,088    $  180    5.83%  $  1,384    $   99    7.15%
    Other                                    4,707       216    4.59%     3,824       204    5.33%     4,338       277    6.39%
------------------------------------------------------------           ------------------           ------------------
    Total in domestic offices               16,840       895    5.31%     6,912       384    5.56%     5,722       376    6.57%
  In foreign offices
    Deposits from banks in
     foreign countries                       7,628       480    6.29%     7,045       401    5.69%     7,432       496    6.67%
    Other time and savings deposits         11,022       611    5.54%     7,802       466    5.97%     7,370       408    5.54%
    Other                                    1,952        90    4.61%     2,039       104    5.10%     1,513        80    5.29%
------------------------------------------------------------           ------------------           ------------------
    Total in foreign offices                20,602     1,181    5.73%    16,886       971    5.75%    16,315       984    6.03%
------------------------------------------------------------           ------------------           ------------------
Total interest-bearing deposits             37,442     2,076    5.54%    23,798     1,355    5.69%    22,037     1,360    6.17%
Trading liabilities
  In domestic offices                        1,699       181   10.65%     7,840       595    7.59%     6,293       622    9.88%
  In foreign offices                         3,966       295    7.44%     3,576       267    7.47%     4,922       431    8.76%
------------------------------------------------------------           ------------------           ------------------
Total trading liabilities                    5,665       476    8.40%    11,416       862    7.55%    11,215     1,053    9.39%
Securities loaned and securities sold
  under repurchase agreements
  In domestic offices                       13,679       837    6.12%    19,109     1,049    5.49%    17,269     1,003    5.81%
  In foreign offices                        10,218       576    5.64%     7,855       549    6.99%     4,592       186    4.05%
------------------------------------------------------------           ------------------           ------------------
Total securities loaned and securities
 sold under repurchase agreements           23,897     1,413    5.91%    26,964     1,598    5.93%    21,861     1,189    5.44%
Other short-term borrowings
  In domestic offices                       14,429       881    6.11%    11,266       633    5.62%    12,051       719    5.97%
  In foreign offices                         5,739       312    5.44%     5,195       367    7.06%     4,396       326    7.42%
------------------------------------------------------------           ------------------           ------------------
Total other short-term borrowings           20,168     1,193    5.92%    16,461     1,000    6.07%    16,447     1,045    6.35%
Long-term debt
  In domestic offices                        7,725       455    5.89%     6,748       411    6.09%     5,249       341    6.50%
  In foreign offices                         3,856       200    5.19%     3,907       222    5.68%     2,596       117    4.51%
------------------------------------------------------------           ------------------           ------------------
Total long-term debt                        11,581       655    5.66%    10,655       633    5.94%     7,845       458    5.84%
------------------------------------------------------------           ------------------           ------------------
Trust preferred capital securities           1,401       113    8.07%        42         3    7.14%        --        --      --
------------------------------------------------------------           ------------------           ------------------
Total Interest-Bearing
  Liabilities                              100,154    $5,926    5.92%    89,336    $5,451    6.10%    79,405    $5,105    6.43%
                                                      ======                       ======                       ======
Noninterest-bearing deposits
  In domestic offices                        2,331                        2,661                        2,921
  In foreign offices                           842                          600                          509
--------------------------------------------------                     --------                     --------
Total noninterest-bearing deposits           3,173                        3,261                        3,430
Noninterest-bearing trading liabilities     18,199                       15,470                       16,232
Acceptances outstanding                        682                          555                          441
All other liabilities                        8,311                        7,108                        6,286
Preferred stock of subsidiary                   45                          250                          250
Stockholders' Equity
  Preferred stock                              717                          853                          726
  Common stockholders' equity                5,225                        4,928                        4,553
--------------------------------------------------                     --------                     --------
Total Liabilities and
  Stockholders' Equity                    $136,506                     $121,761                     $111,323
==================================================                     ========                     ========
% of liabilities attributable
  to foreign offices                            49%                          50%                          40%
Rate spread                                                     1.09%                         .74%                         .79%
Net interest margin (net interest
  revenue to total interest-
  earning assets)
 In domestic offices                      $ 56,367    $  427     .76%  $ 57,234    $  597    1.04%  $ 48,332    $  438     .91%
 In foreign offices                         47,967       958    2.00%    38,092       476    1.25%    35,202       487    1.38%
------------------------------------------------------------           ------------------           ------------------
Total                                     $104,334    $1,385    1.33%  $ 95,326    $1,073    1.13%  $ 83,534    $  925    1.11%
============================================================           ==================           ==================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------------
                                                              1997/96                                    1996/95
                                              -------------------------------------     -------------------------------------
                                              Increase (decrease) due to change in:     Increase (decrease) due to change in:
                                              -------------------------------------     -------------------------------------
                                                Average       Average                      Average       Average
(in millions)                                   Balance          Rate        Total         Balance          Rate        Total
-----------------------------------------------------------------------------------------------------------------------------
Consolidated
Interest Revenue
Interest-bearing deposits with banks              $ 157         $  24        $ 181           $   1         $   6        $   7
Federal funds sold                                  144             3          147              25           (10)          15
Securities purchased under resale agreements         84           (45)          39             326           158          484
Securities borrowed                                 (47)          (32)         (79)            157           (77)          80
Trading assets                                     (128)          208           80             (10)         (270)        (280)
Securities available for sale                        52           (35)          17              36            15           51
Loans                                               366            24          390             145           (43)         102
Customer receivables                                  9             3           12              35            --           35
-----------------------------------------------------------------------------------------------------------------------------
Total interest revenue                              637           150          787             715          (221)         494
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                           757           (36)         721             104          (109)          (5)
Trading liabilities                                (474)           88         (386)             19          (210)        (191)
Securities loaned and securities sold
  under repurchase agreements                      (181)           (4)        (185)            296           113          409
Other short-term borrowings                         220           (27)         193               1           (46)         (45)
Long-term debt                                       53           (31)          22             167             8          175
Trust preferred capital securities                  110            --          110               3            --            3
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                              485           (10)         475             590          (244)         346
-----------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                $ 152         $ 160        $ 312           $ 125         $  23        $ 148
=============================================================================================================================
Domestic Offices
Interest Revenue
Interest-bearing deposits with banks              $  15         $   1        $  16           $ (15)        $  (6)       $ (21)
Federal funds sold                                  144             3          147              25           (10)          15
Securities purchased under resale agreements        (17)           65           48             221           (20)         201
Securities borrowed                                 (22)           (3)         (25)            152           (78)          74
Trading assets                                     (424)          109         (315)            (18)         (193)        (211)
Securities available for sale                        --            22           22              30           (22)           8
Loans                                               153            55          208              63             6           69
Customer receivables                                  9             3           12              35            --           35
-----------------------------------------------------------------------------------------------------------------------------
Total interest revenue                             (142)          255          113             493          (323)         170
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                           528           (17)         511              71           (63)           8
Trading liabilities                                (590)          176         (414)            135          (162)         (27)
Securities loaned and securities sold
  under repurchase agreements                      (322)          110         (212)            103           (57)          46
Other short-term borrowings                         189            59          248             (45)          (41)         (86)
Long-term debt                                       58           (14)          44              92           (22)          70
Trust preferred capital securities                  110            --          110               3            --            3
Funds provided to foreign offices                  (139)         (352)        (491)           (352)          287          (65)
Funds provided by foreign offices                    57           322          379             601          (386)         215
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                             (109)          284          175             608          (444)         164
-----------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                $ (33)        $ (29)       $ (62)          $(115)        $ 121        $   6
=============================================================================================================================
Foreign Offices
Interest Revenue
Interest-bearing deposits with banks              $ 136         $  29        $ 165           $   2         $  26        $  28
Securities purchased under resale agreements        106          (115)          (9)             84           199          283
Securities borrowed                                 (28)          (26)         (54)             --             6            6
Trading assets                                      273           122          395               7           (76)         (69)
Securities available for sale                        53           (58)          (5)              5            38           43
Loans                                               211           (29)         182              86           (53)          33
-----------------------------------------------------------------------------------------------------------------------------
Total interest revenue                              751           (77)         674             184           140          324
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                           213            (3)         210              34           (47)         (13)
Trading liabilities                                  29            (1)          28            (107)          (57)        (164)
Securities loaned and securities sold
  under repurchase agreements                       146          (119)          27             180           183          363
Other short-term borrowings                          36           (91)         (55)             57           (16)          41
Long-term debt                                       (3)          (19)         (22)             69            36          105
Funds provided by domestic offices                  139           352          491             352          (287)          65
Funds provided to domestic offices                  (57)         (322)        (379)           (601)          386         (215)
-----------------------------------------------------------------------------------------------------------------------------
Total interest expense                              503          (203)         300             (16)          198          182
-----------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                $ 248         $ 126        $ 374           $ 200         $ (58)       $ 142
=============================================================================================================================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Interest Rate Sensitivity

Interest rate sensitivity data for the Corporation at December 31, 1997 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                           By Repricing Interval
                                                          -----------------------------------------------------
                                                                   After three   After six       After                Non-
                                                            Within      months      months    one year    After  interest-
                                                             three  but within  but within  but within     five    bearing
(in millions) December 31, 1997                             months  six months    one year  five years    years      funds     Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                      $  4,162    $     65    $     45      $   --   $   --   $     --  $  4,272
Federal funds sold                                           1,382          --          --          --       --         --     1,382
Securities purchased under resale agreements                18,196         199         768          --       --         --    19,163
Securities borrowed                                         16,751          --          --          --       --         --    16,751
Trading assets                                              29,978          --          --          --       --     26,879    56,857
Securities available for sale                                1,243         980       1,166       1,953    2,739         --     8,081
Customer receivables                                         1,547          --          --          --       --         --     1,547
Gross loans                                                 14,818       1,658         696       1,961      672         --    19,805
Noninterest-earning assets and allowance
  for credit losses                                             --          --          --          --       --     12,244    12,244
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       88,077       2,902       2,675       3,914    3,411     39,123   140,102
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-bearing deposits                                   24,890       3,500       7,304         748    1,660         --    38,102
Trading liabilities                                          4,906          --          --          --       --     22,340    27,246
Securities loaned and securities sold under
  repurchase agreements                                     17,040         648         208          --       --         --    17,896
Other short-term borrowings                                 14,765       3,387         978         344      103         --    19,577
Long-term debt                                               3,731         229         275       8,284    2,068         --    14,587
Mandatorily redeemable capital securities of
  subsidiary trusts holding solely junior subordinated
  deferrable interest debentures                                --          --          --          --    1,472         --     1,472
Preferred stock                                                 --          --         247         411       --         --       658
Noninterest-bearing liabilities, including allowance
  for credit losses, and common stockholders' equity            --          --          --          --       --     20,564    20,564
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       65,332       7,764       9,012       9,787    5,303     42,904   140,102
------------------------------------------------------------------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments            (32,585)     10,019      10,661       6,629    5,276         --        --
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap                             $ (9,840)   $  5,157    $  4,324      $  756   $3,384   $ (3,781) $     --
====================================================================================================================================
Cumulative Interest Rate Sensitivity Gap                  $ (9,840)   $ (4,683)   $   (359)     $  397   $3,781   $     --  $     --
====================================================================================================================================


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Deposits

The Corporation's certificates of deposit and other time deposits issued by domestic and foreign offices in amounts of $100,000 or more, together with their remaining maturities, and other interest-bearing deposits at December 31, 1997 were as follows:

--------------------------------------------------------------------------------
(in millions)                                 Domestic      Foreign        Total
--------------------------------------------------------------------------------
Certificates of deposit of $100,000 or more
  3 months or less                             $ 2,052      $ 4,801      $ 6,853
  Over 3 through 6 months                        3,224        1,033        4,257
  Over 6 through 12 months                       7,678        1,078        8,756
  Over 12 months                                   381            6          387
--------------------------------------------------------------------------------
Total                                           13,335        6,918       20,253
--------------------------------------------------------------------------------
Other time deposits of $100,000 or more
  3 months or less                                 231        5,693        5,924
  Over 3 through 6 months                            6          421          427
  Over 6 through 12 months                           2          730          732
  Over 12 months                                    --           28           28
--------------------------------------------------------------------------------
Total                                              239        6,872        7,111
--------------------------------------------------------------------------------
Other                                            8,779        1,959       10,738
--------------------------------------------------------------------------------
Total interest-bearing deposits                $22,353      $15,749      $38,102
================================================================================

Deposits by foreign depositors in domestic offices amounted to $1.0 billion, $1.2 billion and $1.0 billion at December 31, 1997, 1996 and 1995, respectively.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

================================================================================
DESCRIPTION OF BUSINESS
================================================================================


Bankers Trust New York Corporation

Bankers Trust New York Corporation is a registered bank holding company which was incorporated in 1965. The Parent Company, which accounted for 6 percent of consolidated assets at December 31, 1997, supplies Bankers Trust Company ("BTCo"), BT Alex. Brown Incorporated ("BT Alex. Brown"), and its other subsidiaries with various advisory services and coordinates their general policies and activities.

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

Organizational Units

The Corporation delivers a wide range of financial products and services worldwide principally through eight broad Organizational Units. Five units are organized around specific products and services: Investment Banking, Risk Management Services, Trading & Sales, Private Client Services Group, and Global Institutional Services. Three additional units are organized to deliver these same types of financial products and services with the unique local expertise necessary to operate successfully in Australia/New Zealand, Asia and Latin America. See page 11 for a description of these Organizational Units.

Insurance Activities

The Corporation has a 50 percent interest in a Chilean company known as Consorcio. Consorcio underwrites pension-related life and disability insurance, and sells pension-related life annuities.

Bankers Trust Company

The Parent Company's principal banking subsidiary is Bankers Trust Company, which, along with its subsidiaries accounted for 69 percent of the Corporation's consolidated assets at December 31, 1997. BTCo, founded in 1903, is among the largest commercial banks in New York City and the United States, based on total assets. BTCo originates loans and other forms of credit, accepts deposits, arranges financings and provides numerous other commercial banking and financial services. BTCo provides a broad range of financial advisory services to its clients. It also engages in the trading of currencies, securities, derivatives and commodities.

BT Alex. Brown Incorporated

On September 1, 1997, the Corporation acquired Alex. Brown Incorporated ("ABI"), the parent of Alex. Brown & Sons Incorporated ("Alex. Brown"). The acquisition was effected by the merger of ABI with and into a wholly-owned subsidiary of the Corporation, which subsidiary was then renamed BT Alex. Brown Holdings Incorporated ("BT Alex. Brown Holdings"). The Corporation contributed all of the stock of BT Securities Corporation ("BT Securities"), the Corporation's existing broker-dealer subsidiary, to BT Alex. Brown Holdings, which as a result became the immediate parent of BT Securities. At the same time, Alex. Brown was merged into BT Securities, which was then renamed "BT Alex. Brown Incorporated." As a result of these transactions, BT Alex. Brown Incorporated is a direct wholly-owned subsidiary of BT Alex. Brown Holdings and an indirect wholly-owned subsidiary of the Corporation, and combines the operations of BT Securities with those of Alex. Brown. See also "Financial Review--The Merger" on page 11.

      BT Alex. Brown Incorporated, a securities broker-dealer registered with the Securities and Exchange Commission and a member of the New York Stock Exchange, is an indirect wholly-owned subsidiary of the Parent Company. It accounted for 18 percent of the Corporation's consolidated assets at December 31, 1997. BT Alex. Brown provides origination, advisory and execution services for a broad range of domestic and international clients. It is a leading underwriter of debt and equity securities for corporations and other issuers and furnishes industry-focused research. It also provides securities brokerage and investment advisory services to private clients and institutions and correspondent clearing services to broker-dealers. BT Alex. Brown is a primary dealer in U.S. Government securities, a municipal securities broker-dealer and an underwriter or placement agent for commercial paper, money market instruments, asset-backed and convertible securities. BT Alex. Brown also provides global merger, acquisition, corporate and other financial advisory expertise, structures a broad range of derivative transactions and syndicates loans for its affiliates and other lenders.

Bankers Trust (Delaware)

Bankers Trust (Delaware) is a state bank chartered under the laws of Delaware, which, along with its subsidiaries, accounted for 1 percent of the Corporation's consolidated assets at December 31, 1997. Bankers Trust (Delaware) engages in commercial banking activities, with an emphasis on lending, funding and corporate finance. BT Commercial Corporation, its wholly-owned subsidiary, is a commercial finance company.

Supervision and Regulation

The Parent Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and as such is required to register with the Federal Reserve Board. As a registered bank holding company, the Parent Company is required to file with the Federal Reserve Board certain reports and information and is restricted in its acquisitions, certain of which are subject to approval by the Federal Reserve Board. In addition, the Parent Company may be required to obtain the approval of the New York State Banking Department in order for it to acquire certain bank and non-bank subsidiaries.

      The Parent Company and its nonbank subsidiaries are affiliates of BTCo and Bankers Trust (Delaware) within the meaning of applicable federal statutes, and such banks are therefore subject to


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

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

      BT Alex. Brown is registered as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico and with the Securities and Exchange Commission, and is a member of the New York Stock Exchange and the National Association of Securities Dealers, Inc. and is therefore subject to supervision by those regulators. As a securities affiliate of a bank, BT Alex. Brown is subject to the supervision of the Federal Reserve Board, which has imposed limitations on the gross revenue from certain activities of such affiliates and certain other conditions governing their operations.

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

      Based on their respective regulatory capital ratios at December 31, 1997, both BTCo and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See Note 16 in Notes to Financial Statements for information regarding the Corporation's and BTCo's regulatory capital ratios.

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


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

      The business and profitability of a large financial services organization such as the Corporation is influenced by prevailing economic conditions and governmental policies, both foreign and domestic. The actions and policy directives of the Federal Reserve Board determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing. Federal Reserve Board policies and regulations also influence, directly and indirectly, the rates of interest paid by commercial banks on their interest-bearing deposits and may also impact the value of financial instruments held by the Corporation. The nature and impact on the Corporation of future changes in economic and market conditions and monetary and fiscal policies, both foreign and domestic, are not predictable and are beyond the Corporation's control. In addition, these conditions and policies can impact the Corporation's customers and counterparties which may increase the risk of default on their obligations to the Corporation and its affiliates. They can also affect the competitive conditions in the markets and products within which the Corporation operates, which can have an adverse impact on the Corporation's ability to maintain its revenue streams.

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

      The Corporation's international operations, which are widely diversified geographically and vary from country to country, involve certain economic, political and legal risks which differ from those associated with its domestic operations. These risks include, among others, the possibility of expropriation of assets, exchange rate fluctuations, severe reductions in business levels, restrictions on the withdrawal of funds, balance-of-payments problems and changes in laws and regulations. In addition, in certain jurisdictions the Corporation's operations may involve legal uncertainties. See "Cross-Border Outstandings" on page 34. Further, certain domestic, as well as foreign, financial institutions with which the Corporation competes may not be subject to the same regulatory restrictions as the Corporation which may make it more difficult for the Corporation to compete with those institutions for business.

      As noted in "Supervision and Regulation" on page 88, the Corporation is regulated by and subject to various domestic and international regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.

      The Corporation is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or a lack of compliance with the procedures on which they rely either within the Corporation or within the broader financial systems infrastructure. See "Noninterest Expenses" discussion of the Year 2000 Program on page 16.

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

Properties

BTCo owns a 39-story building known as One Bankers Trust Plaza and a 10-story office building at 4 Albany Street, both in Manhattan, and a 998-year leasehold interest in an eight-story office building in the Broadgate complex in London, England. The other principal office premises leased are a portion of a 42-story office building located at 280 Park Avenue, (formerly an owned property), seven stories of a 37-story building at 14-16 Wall Street, both in Manhattan, 13 stories of an office building in Baltimore, Maryland, an eight-story building in Jersey City, New Jersey, a three-story building in Nashville, Tennessee and a significant portion of a 42-story office building in Sydney, Australia. Portions of certain of these properties are leased to tenants or subtenants. In addition to the offices referred to above, branch offices and locations for other activities are occupied in cities throughout the world under various types of ownership and leaseholds. See Note 7 of Notes to Financial Statements for additional information concerning lease commitments.

Legal Proceedings

Various legal actions and proceedings involving the Parent Company and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

================================================================================
EXECUTIVE OFFICERS OF THE REGISTRANT
================================================================================


Set forth below are the names and ages of the executive officers of the Parent Company, positions held and the year from which held. These officers are elected annually by the Board of Directors. There are no family relationships among such persons.*

--------------------------------------------------------------------------------

Frank N. Newman, 55
Chairman of the Board and Chief Executive Officer and President
Chairman of the Board and Chief Executive Officer of the Parent Company and BTCo since 1996. President of the Parent Company and BTCo since 1995. Mr. Newman, former Deputy Secretary of the United States Treasury, joined the Treasury in 1993 after six years with BankAmerica Corporation where he was the chief financial officer and vice chairman of the board.

George J. Vojta, 62
Vice Chairman of the Board
Vice Chairman of the Board of the Parent Company and BTCo since January 1992; Executive Vice President 1984-1992. He is in charge of BTCo's Private Client Services business and oversees BT Ventures and Facilities/Network Management and Portfolio.

Mark Bieler, 52
Executive Vice President
Executive Vice President of the Parent Company since 1987 and Managing Director of BTCo since 1992; Executive Vice President of BTCo 1987-1992; Senior Vice President and head of the Human Resources Department since 1985.

Mary Cirillo, 50
Executive Vice President
Executive Vice President of the Parent Company and Managing Director of BTCo since June 1997. Ms. Cirillo formerly held many positions in her 20-year career at Citicorp, including division executive from 1989 to 1992; senior corporate officer for the business evaluation and corporate re-engineering unit from 1993 to 1994; and Senior Vice President of Global Finance Operations and Technology from 1994 to 1997. She is head of BTCo's Global Institutional Services business.

Richard H. Daniel, 51
Vice Chairman, Chief Financial Officer and Controller
Vice Chairman of the Parent Company since April 1997. Executive Vice President of the Parent Company from 1996 to April 1997. Chief Financial Officer (Principal Financial Officer) and Controller of the Parent Company since 1996. Vice Chairman of BTCo since September 1997, Managing Director from 1996 to September 1997. Chief Financial Officer (Principal Financial Officer) and Controller of BTCo since 1996. Mr. Daniel formerly held the positions of chief financial officer of Federal Home Loan Mortgage Corporation from 1994 to 1996, and executive vice president and director of financial analysis and planning at BankAmerica Corporation from 1987 to 1994.

Yves C. de Balmann, 51
Vice Chairman
Vice Chairman of the Parent Company since April 1997. Senior Vice President of the Parent Company 1995-1997. Managing Director of BTCo from 1988 to September 1997. He is co-chairman and co-chief executive officer of BT Alex. Brown Incorporated.

R. Kelly Doherty, 39
Vice Chairman
Vice Chairman of the Parent Company since April 1997. Senior Vice President of the Parent Company 1995-1997; Vice Chairman of BTCo since September 1997. Managing Director of BTCo from 1988 to September 1997. Mr. Doherty is currently on a one-year leave of absence effective February 1998. Prior to his leave, he was head of BTCo's Trading and Sales and Emerging Markets businesses.

Robert A. Ferguson, 52
Executive Vice President
Executive Vice President of the Parent Company since April 1997. Senior Vice President of the Parent Company 1995-1997. Managing Director of BTCo since 1985. He is head of Bankers Trust Australia Ltd.

Duncan P. Hennes, 41
Senior Vice President
Senior Vice President of the Parent Company since 1990. Managing Director of BTCo since 1990. Mr. Hennes is head of BTCo's Trading and Sales business and responsible for Treasury/Funding and Arbitrage.

Joseph A. Manganello, Jr., 62
Executive Vice President and Chief Credit Officer
Executive Vice President and Chief Credit Officer of the Parent Company since 1988; Managing Director of BTCo since 1992; and Chief Credit Officer since 1984; Executive Vice President of BTCo 1982-1992; Department Head of the United States Department of BTCo prior to 1984. He is in charge of the Credit Risk Management Department.

I. David Marshall, 51
Executive Vice President and Chief Information Officer
Executive Vice President and Chief Information Officer of the Parent Company and Managing Director and Chief Information Officer of BTCo since October 1996. Mr. Marshall formerly held the positions of executive vice president and chief information officer of Canadian Imperial Bank of Commerce from June 1995 to October 1996; group executive for Information Systems & Operations and a member of the Executive Committee at Unitel Communications, Inc., the operating arm of AT&T in Canada from 1993 to 1995; and from 1977 to 1993 he served with the Canadian Government consecutively as assistant auditor general; assistant deputy minister, Information Technology for Revenue Canada and assistant deputy minister, Information Technology for Employment and Immigration Canada.

Rodney A. McLauchlan, 44
Executive Vice President
Executive Vice President of the Parent Company since April 1997. Senior Vice President of the Parent Company from 1992 to April 1997. Managing Director of BT Alex. Brown since September 1997. Managing Director of BT Securities Corporation 1995-1997; Managing Director of BTCo 1987-1995. As of 1998, he is Chairman of the Global Banking Group and chairs the European and Asian Advisory Boards and the Client Committee.

Mayo A. Shattuck III, 43
Vice Chairman
Vice Chairman of the Parent Company since September 1997. He formerly held the positions of President and Chief Operating Officer of Alex. Brown Incorporated from 1991 to September 1997. He is co-chairman and co-chief executive officer of BT Alex. Brown Incorporated.

Melvin A. Yellin, 55
Executive Vice President and General Counsel
Executive Vice President and General Counsel of the Parent Company and Managing Director and General Counsel of BTCo since 1996; Senior Vice President (Chief Legal Officer) of the Parent Company and Managing Director (Chief Legal Officer) of BTCo since 1995; Managing Director and Deputy General Counsel of BTCo 1992-1995. Vice President and Counsel 1981-1992. He is in charge of the Legal Department.


* Certain of the executive officers held the Senior Managing Director title for a portion of 1996 and 1997. BTCo has since eliminated the title effective January 1, 1998 and reverted to the use of the Managing Director title as the most senior title below that of Vice Chairman.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

United States Securities and Exchange Commission Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       or

            [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
     (Address of Principal                                       (Zip Code)
      Executive Offices)

                                 (212) 250-2500
              (Registrant's Telephone Number, Including Area Code)
           Securities registered pursuant to Section 12(b) of the Act:

                                                               Name Of Each
                                                                Exchange On
               Title of Each Class                           Which Registered
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

7 3/4% Cumulative Preferred Stock, Series S ($2,500
  Liquidation Preference)                                New York Stock Exchange

Depositary Shares representing a one-hundredth
  interest in a share of 7 3/4% Cumulative Preferred
  Stock, Series S ($2,500 Liquidation Preference)        New York Stock Exchange

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

                               Yes  X   No
                                   ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998: Common Stock, $1 par value, $11,182,841,128.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 27, 1998: Common Stock, $1 par value, 97,873,138 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders
                  are incorporated by reference into Part III.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Form 10-K Cross-Reference Index

Part I
Item No.                                                                   Pages
      1. Business
      Description of Business                                                 88
      Supplemental Financial Data
        International Operations                                          17, 66
        Distribution of Assets, Liabilities and
          Stockholders' Equity; Interest Rates and
          Interest Differential                                               83
        Investment Portfolio                                                  47
        Loan Portfolio                                       32-36, 45-46, 48-49
        Summary of Credit Loss Experience                              29-31, 50
        Deposits                                                              87
        Return on Equity and Assets                                           10
        Short-Term Borrowings                                                 50
    2. Properties                                                             90
    3. Legal Proceedings                                                      90
    4. Submission of Matters to a Vote of Security Holders                     *
    -- Executive Officers of the Registrant                                   91

Part II
    5. Market for Registrant's Common Equity and
        Related Stockholder Matters                                       59, 82
    6. Selected Financial Data                                                10
    7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11
    7a. Quantitative and Qualitative Disclosures
        About Market Risk                                                  22-26
    8. Financial Statements and Supplementary Data
          Bankers Trust New York Corporation and
            Subsidiaries (Consolidated)                                    40-43
          Notes to Financial Statements                                    44-78
          Reports of Independent Auditors                                  80-81
          Selected Quarterly Financial Data                                   82
    9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                                 *

Part III

The information required by Items 10 through 13 in this part is omitted pursuant to Instruction G of Form 10-K since the Corporation intends to file with the Commission a definitive Proxy Statement, pursuant to Regulation 14A, not later than 120 days after December 31, 1997.

Part IV
Item No.
   14. Exhibits, Financial Statement Schedules and
        Reports on Form 8-K
          (a)(1) Financial Statements-See Item 8.
             (2) Financial Statement Schedules
                 All schedules normally required by Form 10-K
                 are omitted since they are either not applicable
                 or the required information is shown in the
                 financial statements or the notes thereto.
             (3) Exhibits
                 3. Articles of Incorporation and By-laws,
                    as amended                                                **
                 4. Instruments Defining the Rights of
                    Security Holders, Including Indentures
                    (ii) Long-Term Debt Indentures                           ***
   10. Material Contracts
       (ii)(C)  Acquisition or Sale of any Property,
                Plant or Equipment                                            **
       (ii)(D)  Leases for Principal Premises
                described on page 90                                          **
       (iii)(A) Management Contracts and
                Compensation Plans                                            **
   12. Statements Re Computation of Ratios                                    **
   21. Subsidiaries of the Registrant                                         **
   23. Consents of Experts                                                    **
   24. Power of Attorney                                                      **
   27. Financial Data Schedule
   99. Additional Exhibits
       (i) Preferred Share Purchase Rights                                    **

(b) Reports on Form 8-K-The Corporation filed four reports on Form 8-K during the quarter ended December 31, 1997.

    -- The report dated October 1, 1997, and filed on October 3, 1997, announced that the Corporation had entered into a distribution agreement pursuant to which the Corporation may offer from time to time its Senior Medium-Term Notes, Series A, and Subordinated Medium-Term Notes, Series A.

    -- The report dated October 23, 1997 and filed on October 24, 1997, filed the Corporation's Press Release which announced earnings for the quarter ended September 30, 1997.

    -- The report dated and filed on November 26, 1997 announced that the Corporation entered into an Amendment to Rights Agreement with Harris Trust and Savings Bank, as Rights Agent, amending the Rights Agreement dated as of February 22, 1988, between the Corporation and the Rights Agent.

    -- The report dated December 2, 1997 and filed on December 3, 1997, filed the Corporation's Press Release which announced that a definitive agreement was signed with National Westminster Bank PLC to acquire NatWest Markets' Pan-European cash equities business. In addition, the report filed the By-Laws of Bankers Trust New York Corporation, as amended.

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

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report. Portions of the 1997 Annual Report to the Corporation's stockholders are not required by the Form 10-K report and are not "filed" as part of the Form 10-K. Only those sections of the Annual Report referenced in the above index are incorporated in the Form 10-K.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 1998.


                                       Bankers Trust New York Corporation


                                       By  /s/ JAMES T. BYRNE, JR.
                                          ---------------------------------
                                          (James T. Byrne, Jr., Senior Vice
                                           President and Secretary)

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 1998.


FRANK N. NEWMAN*                          Chairman of the Board,
---------------------------------         Chief Executive Officer,
(Frank N. Newman)                         President and Director
                                          (Principal Executive Officer)


RICHARD H. DANIEL*                        Vice Chairman,
---------------------------------         Chief Financial Officer
(Richard H. Daniel)                       and Controller (Principal
                                          Financial Officer)


RONALD HASSEN*                            Senior Vice President
---------------------------------         (Acting Principal
(Ronald Hassen)                           Accounting Officer)


LEE A. AULT III*                          Director
---------------------------------
(Lee A. Ault III)


NEIL R. AUSTRIAN*                         Director
---------------------------------
(Neil R. Austrian)


GEORGE B. BEITZEL*                        Director
---------------------------------
(George B. Beitzel)


PHILLIP A. GRIFFITHS*                     Director
---------------------------------
(Phillip A. Griffiths)


WILLIAM R. HOWELL*                        Director
---------------------------------
(William R. Howell)


VERNON E. JORDAN, JR.*                    Director
---------------------------------
(Vernon E. Jordan, Jr.)


HAMISH MAXWELL*                           Director
---------------------------------
(Hamish Maxwell)


N. J. NICHOLAS JR.*                       Director
---------------------------------
(N. J. Nicholas Jr.)


RUSSELL E. PALMER*                        Director
---------------------------------
(Russell E. Palmer)


DONALD L. STAHELI*                        Director
---------------------------------
(Donald L. Staheli)


PATRICIA CARRY STEWART*                   Director
---------------------------------
(Patricia Carry Stewart)


G. RICHARD THOMAN*                        Director
---------------------------------
(G. Richard Thoman)


GEORGE J. VOJTA*                          Vice Chairman
---------------------------------         of the Board
(George J. Vojta)                         and Director


PAUL A. VOLCKER*                          Director
---------------------------------
(Paul A. Volcker)




* By /s/ JAMES T. BYRNE, JR.
     ---------------------------------------
     (James T. Byrne, Jr., Attorney-in-Fact)


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                   Filed Under

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       BANKERS TRUST NEW YORK CORPORATION


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

                       BANKERS TRUST NEW YORK CORPORATION

                           EXHIBIT INDEX TO FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

3. Articles of Incorporation and By-laws, as amended

      Restated Certificate of Incorporation of the Registrant filed with
            the State of New York on June 9, 1988                            (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on August 30, 1989                                          (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on June 14, 1990                                            (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on March 20, 1992                                           (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on October 27, 1992                                         (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on January 21, 1993                                         (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on June 1, 1993                                             (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on August 18, 1993                                          (2)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on March 25, 1994                                           (3)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on August 22, 1994                                          (4)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of New
            York on June 29, 1995                                            (5)

      By-laws as in effect November 18, 1997                                (24)

4. Instruments Defining the Rights of Security Holders, Including
   Indentures

      (ii)  Long-Term Debt Indentures                                         93

10. Material Contracts

      (ii)  (C)   Contract of sale for the office building located at 280
                  Park Avenue, New York                                      116

            (D)   Leases for Principal Premises Described on Page 90

                  Lease Agreement relating to the seven stories of a
                  37-story building located at 14-16 Wall Street             (7)

                  Lease Agreement relating to the eight-story building
                  located in Jersey City, New Jersey                         (8)

                  Lease Agreement relating to the eight-story building
                  located in London, England                                 (9)

                  Lease Agreement relating to the three-story building in
                  Nashville, Tennessee                                      (10)

                  Synopsis of the Agreement for Sub-Lease and the
                        Sub-Lease relating to the 42-story building
                        located in Sydney, Australia                        (11)

      (iii) (A) Management Contracts and Compensation Plans

                  (1) Employment Contract for Richard H. Daniel             (12)

                  (2) Partnership for One-hundred Plan--Plan Document, as
                      amended                                               (20)

                  (3) Employment Agreement for David Marshall               (13)

                  (4) Consulting Agreement with Paul Volcker                (13)

                  (5) BT Investments (Australia) Limited Group
                      Notional Equity Participation Plan, as amended        (13)

                  (6) Employment Contract for Frank N. Newman               (19)

                  (7) Severance agreement with B.J. Kingdon                 (21)


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

                  (8) Employment agreement with Mary Cirillo                (22)

                  (9) Employment agreement with Alvin B. Krongard           (23)

                 (10) Employment agreement with Mayo A. Shattuck III        (23)

                   1994 Stock Option and Stock Award Plan                   (14)

                   1991 Stock Option and Stock Award Plan                   (15)

                   1985 Stock Option and Stock Award Plan                   (16)
                       January, 1989 amendments thereto                     (11)

                   Additional Capital Accumulation Plan                     (17)

                   The Supplemental Executive Retirement Plan                (9)

                   Deferred Compensation Plan for Directors                  (6)
                       January, 1989 amendments to the Deferred             (14)
                       Compensation Plan for Directors and The
                       Supplemental Executive Retirement Plan

                   Partnership for One-Hundred Plan II                      (22)

                   Split Dollar Insurance Agreement                         (23)

                   Alex. Brown Incorporated 1996 Equity Incentive Plan      (23)

12. Statements Re Computation of Ratios

        Computation of Consolidated Ratios of Earnings to Fixed Charges     107

        Computation of Consolidated Ratios of Earnings to
         Combined Fixed Charges and Preferred Stock Dividends
         Requirements                                                       108

21. Subsidiaries of the Registrant                                          109

23. Consents of Experts                                                 110-111

24. Power of Attorney                                                       112

27. Financial Data Schedule                                                 114

99. Additional Exhibits

        (i)  Rights Agreement, as amended, dated November 26, 1997 describing the terms of the Preferred Share
             Purchase Rights                                                (18)

(NOTE: FOOTNOTE REFERENCES FOR THIS INDEX APPEAR ON THE NEXT PAGE.)


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------

--------------------------------------------------------------------------------

                       BANKERS TRUST NEW YORK CORPORATION
     EXHIBIT INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

(18) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated November 26, 1997, file number 1-5920.

(19) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1995, file number 1-5920.

(20) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-K for the year ended December 31, 1996, file number 1-5920.

(21) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-Q dated May 15, 1997, file number 1-5920.

(22) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-Q dated August 14, 1997, file number 1-5920.

(23) This document is incorporated by reference from Bankers Trust New York Corporation's Form 10-Q dated November 14, 1997, file number 1-5920.

(24) This document is incorporated by reference from Bankers Trust New York Corporation's Form 8-K dated December 2, 1997, file number 1-5920.


               BANKERS TRUST NEW YORK CORPORATION AND SUBSIDIARIES
               ---------------------------------------------------
                                      106