Form 10-K/A
period 1997-12-31
BANKERS TRUST CORP
filed 1998-05-08
CIK 9749

United States Securities and Exchange Commission Washington, D.C. 20549

                                FORM 10-K/A
                             (Amendment No. 1)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                                    or
   [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       Commission file number 1-5920
                         Bankers Trust Corporation
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

                         BANKERS TRUST CORPORATION


On May 8, 1998, Bankers Trust Corporation hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share:

     - Year Ended December 31, 1996.
     - Year Ended December 31, 1995.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Financial Statements, Financial Statements Schedules, and Exhibits

          (1) Financial Statements - See Item 8 in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 which is herein incorporated by reference (File No. 1-5920).

          (2) Financial Statement Schedules - All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.

          (3) Exhibits
               3. Articles of Incorporation and By-laws, as amended *
               4. Instruments Defining the Rights of Security Holders,
                   Including Indentures*
                    (ii)   Long-Term Debt Indentures
               10. Material Contracts*
                     (ii)   (C) Acquisition or Sale of any Property, Plant
                                 or Equipment
                     (ii)   (D)  Leases for Principal Premises described on
                                  page 90
                    (iii)   (A)  Management Contracts and Compensation Plans
               12.  Statements Re Computation of Ratios*
               21.  Subsidiaries of the Registrant*
               23.  Consents of Experts*
               24.  Power of Attorney*
               27.  Financial Data Schedule- Year Ended December 31, 1997*

               27 (a) Restated Financial Data Schedule - Year Ended
                       December 31, 1996 included herewith.

               27 (b) Restated Financial Data Schedule - Year Ended
                       December 31, 1995 included herewith.

               99.  Additional Exhibits*
                    (i)  Preferred Share Purchase Rights

* See the Corporation's Annual Report on Form 10-K for the year ended
December 31, 1997 which is incorporated herein by reference (File No. 1-5920).

(b) Reports on Form 8-K- The Corporation filed four reports on Form 8-K during the quarter ended December 31, 1997

     - The report dated October 1, 1997, and filed on October 3, 1997, announced that the Corporation had entered into a distribution agreement pursuant to which the Corporation may offer from time to time its Senior Medium-Term Notes, Series A, and Subordinated Medium-Term Notes, Series A.
     - The report dated October 23, 1997 and filed on October 24, 1997, filed the Corporation's Press Release which announced earnings for the quarter ended September 30, 1997.
     - The report dated and filed on November 26, 1997 announced that the Corporation entered into an Amendment to Rights Agreement with Harris Trust and Savings Bank, as Rights Agent, amending the Rights Agreement dated as of February 22, 1988, between the Corporation and the Rights Agent.
     - The report dated December 2, 1997 and filed on December 3, 1997, filed the Corporation's Press Release which announced that a definitive agreement was signed with National Westminster Bank PLC to acquire NatWest Markets' Pan-European cash equities business.
       In addition, the report filed the By-Laws of Bankers Trust Corporation, as amended.

                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                         BANKERS TRUST CORPORATION



                         By /s/RONALD HASSEN
                              Ronald Hassen
                              Senior Vice President
                              (Acting Principal Accounting Officer)

                                   BANKERS TRUST CORPORATION
                                      130 LIBERTY STREET
                                   NEW YORK, NEW YORK  10006


Ronald Hassen
Senior Vice President
(Acting Principal Accounting Officer)


                                        May 8, 1998



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Dear Sirs:

     Accompanying this letter is Bankers Trust Corporation's Report Form 10-K/A (Amendment No. 1) filed May 8, 1998 (the "Form 10-K/A"). The Form 10-K/A is being filed electronically through the EDGAR System.

     If there are any questions or comments in connection with the enclosed filing, please contact the undersigned at 212-250-4881.

                         Very truly yours,



                         BANKERS TRUST CORPORATION



                         By:  /s/RONALD HASSEN
                                Ronald Hassen
                                Senior Vice President
                                (Acting Principal Accounting Officer)