Form 10-Q
period 1998-03-31
BANKERS TRUST CORP
filed 1998-05-15
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1998
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


                    BANKERS TRUST NEW YORK CORPORATION
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



           Yes    X                                  No _______


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1998: Common Stock, $1 par value, 97,984,523 shares.

                         BANKERS TRUST CORPORATION

                         MARCH 31, 1998 FORM 10-Q

                             TABLE OF CONTENTS

                                                                  Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended March 31, 1998 and 1997             2

            Consolidated Statement of Comprehensive Income
              Three Months Ended March 31, 1998 and 1997             3

            Consolidated Balance Sheet
              At March 31, 1998 and December 31, 1997                4

            Consolidated Statement of Changes in Stockholders'
             Equity
               Three Months Ended March 31, 1998 and 1997            5

            Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1998 and 1997             6

            Consolidated Schedule of Net Interest Revenue
              Three Months Ended March 31, 1998 and 1997             7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year or any other interim period.

     On April 21, 1998, the shareholders of the Corporation approved the change of the Corporation's name from "Bankers
Trust New York Corporation" to "Bankers Trust Corporation" and an amendment to the Corporation's Certificate of Incor-poration effecting the change was filed with the Secretary of State of the State of New York, on April 23, 1998.

     The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8-23;25

  Item 3. Quantitative and Qualitative Disclosure about Market Risk    24

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders          30

  Item 6. Exhibits and Reports on Form 8-K                             32

SIGNATURE                                                              33

PART I. FINANCIAL INFORMATION

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                   Increase
THREE MONTHS ENDED MARCH 31,                         1998     1997 (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $1,989   $1,680     $ 309
  Interest expense                                  1,587    1,349       238
Net interest revenue                                  402      331        71
Credit loss provision                                   -        -         -
Net interest revenue after credit loss provision      402      331        71
NONINTEREST REVENUE
  Trading                                             251      311      (60)
  Credit loss provision-trading                      (60)        -      (60)
  Fiduciary and funds management                      261      235        26
  Corporate finance fees                              331      215       116
  Other fees and commissions                          160      135        25
  Net revenue from equity investments                 131       47        84
  Securities available for sale gains (losses)        (6)       14      (20)
  Insurance premiums                                   69       63         6
  Other                                                94       46        48
Total noninterest revenue                           1,231    1,066       165
NONINTEREST EXPENSES
  Salaries and commissions                            336      304        32
  Incentive compensation and employee benefits        497      377       120
  Agency and other professional service fees          105       89        16
  Communication and data services                      54       58       (4)
  Occupancy, net                                       46       43         3
  Furniture and equipment                              54       53         1
  Travel and entertainment                             37       29         8
  Provision for policyholder benefits                  85       68        17
  Other                                               111       83        28
Total noninterest expenses                          1,325    1,104       221
Income before income taxes                            308      293        15
Income taxes                                           86       93       (7)

NET INCOME                                         $  222   $  200     $  22


NET INCOME APPLICABLE TO COMMON STOCK*             $  211   $  186      $ 25

Cash dividends declared per common share            $1.00    $1.00        $-

EARNINGS PER COMMON SHARE:
  BASIC                                             $2.08    $1.86      $.22

  DILUTED                                           $2.01    $1.76      $.25

* Amounts shown are used to calculate basic earnings per common share. Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (in millions)
                                (unaudited)


THREE MONTHS ENDED MARCH 31,                                  1998      1997
NET INCOME                                                  $  222      $200

Other comprehensive income (loss) net of tax:

  Foreign currency translation adjustments, net of tax*        (9)         3

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     period, net of tax**                                     (24)      (10)
    Reclassification adjustment for (gains) losses in
     net income, net of tax***                                   4       (8)
Other comprehensive income (loss)                             (29)      (15)
COMPREHENSIVE INCOME                                          $193      $185

  * Amounts are net of an income tax (benefit) expense of ($9) million and $8 million for the three months ended March 31, 1998 and March 31, 1997, respectively
 ** Amounts are net of an income tax benefit of $12 million and $6 million for the three months ended March 31, 1998 and March 31, 1997, respectively. *** Amounts are net of an income tax (benefit) expense of ($2) million and
    $6 million for the three months ended March 31, 1998 and March 31, 1997, respectively.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)

                                                   March 31,  December 31,
                                                       1998*        1997
ASSETS
Cash and due from banks                             $  1,504    $  2,188
Interest-bearing deposits with banks                   2,068       4,272
Federal funds sold                                     1,630       1,382
Securities purchased under resale
 agreements                                           22,843      19,163
Securities borrowed                                   22,832      16,751
Trading assets:
 Government securities                                13,517      11,397
 Corporate debt securities                             9,495       8,128
 Equity securities                                     8,963       7,914
 Swaps, options and other derivatives, net of
  allowance for credit losses of $298 at
  March 31, 1998 and $285 at December 31, 1997        14,797      17,673
 Other trading assets                                 13,591      11,460
Total trading assets                                  60,363      56,572
Securities available for sale                         12,893       8,081
Loans, net of allowance for credit losses
 of $695 at March 31, 1998 and $699
 at December 31, 1997                                 21,178      19,106
Customer receivables                                   1,572       1,547
Accounts receivable and accrued interest               4,729       4,785
Other assets                                           5,925       6,255
Total                                               $157,537    $140,102
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                  $  2,969    $  2,776
  Foreign offices                                      1,624       1,952
Interest-bearing deposits
  Domestic offices                                    24,180      22,353
  Foreign offices                                     17,568      15,749
Total deposits                                        46,341      42,830
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                8,821       4,389
  Equity securities                                    5,235       5,273
  Other trading liabilities                              789         519
 Swaps, options and other derivatives                 14,273      17,065
Total trading liabilities                             29,118      27,246
Securities loaned and securities sold under
  repurchase agreements                               21,881      17,896
Other short-term borrowings                           24,868      19,577
Accounts payable and accrued expenses                  5,875       6,536
Other liabilities, including allowance for
 credit losses of $13 at March 31, 1998
 and December 31, 1997                                 5,819       4,250
Long-term debt not included in risk-based capital     12,740      11,275
Long-term debt included in risk-based capital          3,306       3,312
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                        1,473       1,472
Total liabilities                                    151,421     134,394

PREFERRED STOCK OF SUBSIDIARY                            304           -

STOCKHOLDERS' EQUITY
Preferred stock                                          658         658
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 105,378,741 shares at March 31, 1998 and
  December 31, 1997                                      105         105
Capital surplus                                        1,592       1,563
Retained earnings                                      4,225       4,202
Common stock in treasury, at cost: 1998,
 7,522,025 shares; 1997, 8,422,401 shares               (803)       (889)
Other stockholders' equity                               458         463
Accumulated other comprehensive income:
  Net unrealized (losses) on securities available
   for sale, net of taxes                               (52)        (32)
  Foreign currency translation, net of taxes           (371)       (362)
Total stockholders' equity                             5,812       5,708
Total                                               $157,537    $140,102

* Unaudited
Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED MARCH 31,                            1998        1997
PREFERRED STOCK
Balance, January 1                                    $  658      $  810
Preferred stock redeemed                                   -       (100)
Preferred stock repurchased                                -         (6)
Balance, March 31                                        658         704
COMMON STOCK
Balance, January 1                                       105         104
Issuance of common stock                                   -           1
Balance, March 31                                        105         105
CAPITAL SURPLUS
Balance, January 1                                     1,563       1,437
Issuance of common stock                                   -          19
Common stock distributed under employee
 benefit plans                                            29          21
Balance, March 31                                      1,592       1,477
RETAINED EARNINGS
Balance, January 1                                     4,202       3,988
Net income                                               222         200
Cash dividends declared
  Preferred stock                                       (11)        (14)
  Common stock                                          (98)        (82)
Treasury stock distributed under employee
  benefit plans                                         (90)        (27)
Balance, March 31                                      4,225       4,065
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (889)       (372)
Purchases of stock                                     (143)       (244)
Restricted stock (cancelled), net                          -        (14)
Treasury stock distributed under employee
  benefit plans                                         229         103
Balance, March 31                                      (803)       (527)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                       901         526
Deferred stock awards granted, net                        64         66
Restricted stock awards granted, net                      13           -
Deferred stock distributed                              (89)        (14)
Balance, March 31                                        889         578
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (438)       (308)
Deferred stock awards (granted), net                    (67)        (66)
Restricted stock (granted) cancelled, net               (13)          14
Amortization of deferred compensation, net                87          63
Balance, March 31                                      (431)       (297)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (362)       (364)
Translation adjustments                                 (18)          11
Income taxes applicable to translation adjustments         9         (8)
Balance, March 31                                      (371)       (361)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                      (32)          57
Change in unrealized net gains, after applicable
 income taxes and minority interest                     (20)        (18)
Balance, March 31                                       (52)          39

TOTAL STOCKHOLDERS' EQUITY, MARCH 31                  $5,812      $5,783

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED MARCH 31,                            1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   222    $    200
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Credit loss provision-trading                           60           -
  Provision for policyholder benefits                     85          68
  Deferred income taxes                                 (23)        (43)
  Depreciation and other amortization
   and accretion                                         102          64
  Other, net                                              17          25
    Earnings adjusted for noncash charges and credits    463         314
Net change in:
  Trading assets                                     (3,219)       2,030
  Trading liabilities                                  1,805     (3,031)
  Receivables and payables from securities
   transactions                                        (109)         271
  Customer receivables                                  (25)        (53)
  Other operating assets and liabilities, net           (87)         122
Securities available for sale (gains) losses               6        (14)
Net cash used in operating activities                (1,166)       (361)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                 2,195       (360)
  Federal funds sold                                   (248)         489
  Securities purchased under resale agreements       (3,679)     (4,314)
  Securities borrowed                                (6,081)       2,760
  Loans                                              (2,059)     (2,359)
Securities available for sale:
  Purchases                                          (6,373)     (1,799)
  Maturities and other redemptions                       441         593
  Sales                                                  424          84
Acquisitions of premises and equipment                  (72)        (71)
Other, net                                             1,466         (3)
Net cash used in investing activities               (13,986)     (4,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                             3,567       5,070
  Securities loaned and securities sold under
   repurchase agreements                               4,035       (870)
  Other short-term borrowings                          5,299         978
Issuances of long-term debt*                           1,983       2,500
Repayments of long-term debt                           (510)     (1,601)
Issuances of common stock                                  -          19
Issuance of preferred stock of subsidiary                304           -
Redemption of preferred stock of subsidiary                -       (250)
Redemptions and repurchases of preferred stock             -       (106)
Purchases of treasury stock                            (143)       (244)
Cash dividends paid                                    (108)        (97)
Other, net                                                44          61
Net cash provided by financing activities             14,471       5,460
Net effect of exchange rate changes on cash              (3)         (8)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS     (684)         111
Cash and due from banks, beginning of period           2,188       1,568
Cash and due from banks, end of period               $ 1,504      $1,679

Interest paid                                         $1,372      $1,173

Income taxes paid (refunded), net                       $165        $(1)

Noncash investing activities                           $(15)         $44

Noncash financing activities:
  Conversion of debt to equity                            $9          $9

* Includes $739 million for the three months ended March 31, 1997, related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities").

  Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                           Three Months Ended
                                                March 31,  Increase
                                           1998      1997 (Decrease)
INTEREST REVENUE
Interest-bearing deposits with banks     $   98    $   65       $ 33
Federal funds sold                           52        49          3
Securities purchased under
  resale agreements                         330       330          -
Securities borrowed                         275       183         92
Trading assets                              634       599         35
Securities available for sale
  Taxable                                   137       110         27
  Exempt from federal income taxes           10        10          -
Loans                                       418       302        116
Customer receivables                         35        32          3
Total interest revenue                    1,989     1,680        309
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                          312       146        166
  Foreign offices                           259       250          9
Trading liabilities                          99       151       (52)
Securities loaned and securities sold under
 repurchase agreements                      386       339         47
Other short-term borrowings                 286       291        (5)
Long-term debt                              215       148         67
Trust preferred capital securities           30        24          6
Total interest expense                    1,587     1,349        238
NET INTEREST REVENUE                     $  402    $  331       $ 71

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     Bankers Trust Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $222 million for the three months ended March 31, 1998, or $2.01 diluted earnings per share. In the first quarter of 1997, the Corporation earned $200 million, or $1.76 diluted earnings per share.


ORGANIZATIONAL UNIT RESULTS

     Organizational Unit business results are determined based on the Corporation's internal management accounting process, which allocates revenue and expenses among the organizational units. Because the Corporation's business is diverse in nature and its operations are integrated, it is impractical to segregate respective contributions of the organizational units with precision. As a result, estimates and judgments have been made to apportion revenue and expense items. In addition, certain revenue and expenses have been segregated and reported in Corporate/Other because in the opinion of management, they could not be reasonably allocated or because their contributions to a particular organizational unit would be distortive. The internal management accounting process is based on the way management views its business and is not necessarily comparable with similar information disclosed by other financial institutions. In order to provide comparability from one period to the next, the Corporation will generally restate this analysis to conform with material changes in the allocation process and/or significant changes in organizational structure.

     The following tables present results by Organizational Unit:

                                               Total Non-    Pretax     Net
Three Months Ended March 31, 1998     Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $  670    $  424     $ 246    $177
Trading & Sales                             215       128        87      63
Global Institutional Services               254       228        26      19
Private Client Services Group               171       147        24      17
Australia/New Zealand                       145       107        38      27
Emerging Markets Group:
 Latin America                              167       145        22      16
 Emerging Europe, Middle East & Africa       34        25         9       7
 Asia                                      (51)        49     (100)    (72)
Corporate/Other                              28        72      (44)    (32)
Total                                    $1,633    $1,325     $ 308    $222

                                               Total Non-    Pretax     Net
Three Months Ended March 31, 1997     Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $  450    $  314    $  136     $93
Trading & Sales                             171       118        53      37
Global Institutional Services               218       209         9       6
Private Client Services Group               150       126        24      17
Australia/New Zealand                       143        90        53      36
Emerging Markets Group:
 Latin America                              145       117        28      19
 Emerging Europe, Middle East & Africa       28        19         9       6
 Asia                                        66        48        18      12
Corporate/Other                              26        63      (37)    (26)
Total                                    $1,397    $1,104      $293    $200

Changes in Organizational Structure

     Risk Management Services businesses have been realigned within Investment Banking, Trading & Sales, and Emerging Markets Group.

     In addition, expenses related to certain staff functions which were previously included in Corporate/Other have been assigned or allocated to the organizational units. The funding benefit attributed to the Corporation's capital, which was previously included in Corporate/Other, is now allocated to the organizational units based on management's best estimate of the risk-adjusted capital.

     Prior period results have been restated for the changes in organizational structure and management accounting.


Organizational Unit Results

     The Investment Banking business contributed net income of $177 million in the first quarter of 1998, up $84 million from a year ago. The increase reflected higher corporate finance fees and higher revenue from private equity investments.

     Trading & Sales contributed $63 million of net income in the first quarter of 1998, up $26 million from the 1997 first quarter. Higher revenue from interest rate products contributed to the increase from the prior year period.

     Global Institutional Services contributed $19 million of net income in the first quarter of 1998, up $13 million from the 1997 first quarter. The current quarter reflected improved revenue from corporate trust and agency services and asset management services. Operating results improved in the current quarter as a result of the sale of the Corporation's defined contribution recordkeeping and participant services business in the fourth quarter of 1997. First quarter 1998 results were also impacted by higher application development costs associated with Year 2000 initiatives. At March 31, 1998, assets under management in the Global Institutional Services investment management business were approximately $251 billion, compared to $182 billion at March 31, 1997.

     The Corporation's Private Client Services Group business reported net income of $17 million for the current quarter, essentially unchanged from the prior year period. At March 31, 1998, assets under management in the Private Client Services Group investment management business were approximately $37 billion, compared to $26 billion at March 31, 1997.

     Net income of the Australia/NZ business was $27 million in the first quarter of 1998, down $9 million from the first quarter of 1997. The decline in net income was mainly due to a 13 percent decline in Australian exchange rates and an increase in personnel-related costs as a result of higher staff levels offset partly by higher revenue from corporate finance activities and improved revenue from fiduciary and funds management. At March 31, 1998, assets under management in Australia/NZ's investment management business were approximately $46 billion, compared to $37 billion at March 31, 1997.

Emerging Markets Group
     Latin America contributed net income of $16 million in the current quarter, down $3 million from the prior year period.

     Emerging Europe, Middle East & Africa contributed net income of $7 million in the current quarter and $6 million in the first quarter of 1997.

     Asia net loss was $72 million in the current quarter, compared to net income of $12 million in the prior year period. The $72 million loss in the current quarter reflected both the impact of a $60 million provision for trading-related credit losses as well as mark-to-market valuation adjustments to trading assets, for widening counterparty credit spreads. These two charges were principally associated with Indonesian and Thai trading assets.

     Corporate/Other includes the income and expenses of smaller businesses that are not included in the main organizational units as well as some activities not associated with specific business lines. It also includes the funding benefit attributed to the Corporation's capital related to these areas. Corporate/Other net loss was $32 million in the first quarter of 1998, compared with a net loss of $26 million in the first quarter of 1997.


REVENUE

                           Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                            Three Months Ended
                                                  March 31,        Increase
                                                 1998      1997    (Decrease)
NET INTEREST REVENUE (in millions)
Book basis                                     $    402   $   331   $    71
Tax equivalent adjustment                             9         7         2
Fully taxable basis                            $    411   $   338   $    73

AVERAGE BALANCES (in millions)
Interest-earning assets                        $113,044   $97,932   $15,112
Interest-bearing liabilities                    110,259    92,284    17,975

Earning assets financed by
 noninterest-bearing funds                     $  2,785   $ 5,648 $ (2,863)

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                  7.17%     6.99%      .18%
Cost of interest-bearing liabilities              5.84      5.93      (.09)
Interest rate spread                              1.33      1.06        .27
Contribution of noninterest-bearing
 funds                                             .14       .34      (.20)
Net interest margin                               1.47%     1.40%      .07%

     Net interest revenue for the first quarter of 1998 totaled $402 million, up $71 million, or 21 percent, from the first quarter of 1997.
The $71 million increase in net interest revenue was primarily due to a $57 million increase in trading-related net interest revenue, which totaled $199 million for the first quarter of 1998. Nontrading-related net interest revenue totaled $203 million for the first quarter of 1998 versus $189 million for the comparable period in 1997.

     In the first quarter of 1998, the interest rate spread was 1.33 percent compared to 1.06 percent in the prior year period. Net interest margin increased to 1.47 percent from 1.40 percent. The yield on interest-earning assets increased by 18 basis points and the cost of interest-bearing liabilities declined by 9 basis points. Average interest-earning assets totaled $113.0 billion for the first quarter of 1998, up $15.1 billion from the same period in 1997. The increase was primarily attributable to growth in the loan portfolio and an increase in securities borrowed. Average interest-bearing liabilities totaled $110.3 billion for the first quarter of 1998, up $18.0 billion from the same period in 1997. The increase was primarily attributable to a rise in interest-bearing deposits.


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

     Combined trading revenue and trading-related net interest revenue for the first quarter of 1998 totaled $450 million, down $3 million from the first quarter of 1997.

     The table below presents the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                          Trading-
                                                           Related
                                                               Net
                                                  Trading Interest
(in millions)                                     Revenue  Revenue    Total
Three months ended March 31, 1998
Interest rate risk                                   $ 63     $180     $243
Foreign exchange risk                                 117        -      117
Equity and commodity risk                              71       19       90
Total                                                $251     $199     $450

Three months ended March 31, 1997
Interest rate risk                                   $152     $162     $314
Foreign exchange risk                                  38        -       38
Equity and commodity risk                             121     (20)      101
Total                                                $311     $142     $453

     Interest Rate Risk - The decrease is primarily due to mark-to-market valuation adjustments to trading assets for widening counterparty credit spreads in Asia.

     Foreign Exchange Risk - The increase in foreign exchange revenue is primarily related to gains in Asian foreign exchange markets.

     Equity and Commodity Risk - The decrease resulted from losses incurred in equity derivatives and the commodities derivative books. These decreases were partially offset by increased revenue from equity arbitrage trading activities.


                  Noninterest Revenue (Excluding Trading)

     Fiduciary and funds management revenue was $261 million in the first quarter of 1998, up $26 million from the prior year period. Funds management and global private banking commissions contributed to this increase.

     Corporate finance fees of $331 million increased 54% from the $215 million earned in the first quarter of 1997, primarily due to higher underwriting fees, loan syndication fees and merger and acquisition fees.

     Other fees and commissions of $160 million increased $25 million from the prior year quarter primarily resulting from higher fees for brokerage services.

     Net revenue from equity investments increased $84 million from the first quarter of 1997. Gains on direct equity investments contributed principally to the increase.

     Other noninterest revenue totaled $94 million in the current quarter, compared to $46 million in the first quarter of 1997. The current quarter included higher revenue from mark-to-market adjustments on venture capital equity securities.



PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The total credit loss provision is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

     In accordance with the American Institute of Certified Public Accountants Banks and Savings Institutions Audit and Accounting Guide, the Corporation has allocated its total allowance for credit losses as presented below. The Corporation continues to believe that the total allowance for credit losses is available for credit losses in its entire portfolio, which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Due to a multitude of complex and changing factors that are collectively weighed in determining the adequacy of the allowance for credit losses, management expects that the allocation of the allowance for credit losses may be adjusted as risk factors change.

     The total credit loss provision and the other changes in the allowance for credit losses are shown below (in millions).

                                                               Quarter Ended
                                                                 March 31,
Total allowance for credit losses                              1998    1997

Balance, beginning of quarter                                  $997    $973

Net charge-offs
  Charge-offs
    Loans                                                         7      33
    Trading assets                                               47       -
      Total charge-offs                                          54      33

  Recoveries
    Loans                                                         3      18
    Trading assets                                                -       -
      Total recoveries                                            3      18

Total net charge-offs                                            51      15

Credit loss provision                                             -       -
Credit loss provision-trading                                    60       -
      Total credit loss provision                                60       -

Balance, end of quarter (a)                                  $1,006    $958

(a) Allocation of allowance for credit losses:

     Loans                                                     $695    $758
     Trading assets                                             298     190
     Other liabilities                                           13      10
Balance, end of quarter                                      $1,006    $958


     The allowance for credit losses that has been allocated to loans was $695 million at March 31, 1998 compared to $699 million at December 31, 1997. This allowance was equal to 281 percent and 291 percent of total cash basis loans at March 31, 1998 and December 31, 1997, respectively. These ratios were computed using the amounts that were allocated to loans.

     Impaired loans under SFAS 114, which consisted of total cash basis loans and renegotiated loans, were $272 million and $265 million at March 31, 1998 and December 31, 1997, respectively. Included in these amounts were $130 million and $78 million of loans which required a valuation allowance of $27 million and $13 million at those same dates, respectively.

EXPENSES

     Total noninterest expenses of $1.325 billion increased by $221 million, or 20 percent, from the first quarter of 1997. Salaries and commissions expense increased $32 million, or 11%, principally due to an increase in the average number of employees and higher annual salaries.

     Incentive compensation and employee benefits, the largest component of noninterest expenses, increased $120 million, or 32 percent, from the prior year period, primarily due to the Firm's improved financial performance, and employee stock awards granted in 1997.

     The Corporation continues to prepare its computer systems, applications and infrastructure for properly processing dates after December 31, 1999. The Corporation currently expects its Year 2000 expenditures for 1998 and over the next two years to be approximately $180 million to $230 million. A significant portion of these costs are not likely to be incremental costs to the Firm, but rather will represent the redeployment of existing information technology resources. Computer systems, applications and infrastructure are also being modified to prepare for the introduction, on January 1, 1999, of the European Monetary Unit ("EMU"). The Corporation's 1997 Annual Report on Form 10-K, on page 16, provides further detailed discussion on the Year 2000 and EMU.



INCOME TAXES

     Income tax expense for the first quarter of 1998 amounted to $86 million, compared to $93 million in the first quarter of 1997. The effective tax rate was 28 percent for the current quarter and 32 percent for the prior year quarter.


EARNINGS PER COMMON SHARE

     Basic earnings per common share amounts were computed by subtracting from net income the dividend requirements on preferred stock to arrive at net income applicable to common stockholders and dividing this amount by the average number of common shares outstanding during the period. The average number of common shares outstanding is the sum of the average number of shares of common stock outstanding and vested but undistributed shares awarded under deferred stock plans.

     Diluted earnings per share amounts were calculated by adding back to net income applicable to common stockholders the interest expense on the convertible subordinated debentures and dividing this amount by the average number of common shares and dilutive potential common shares outstanding during the period.

     Diluted earnings per share assumes the conversion into common stock of outstanding stock options, deferred stock awards (including restricted stock awards) and convertible subordinated debentures, as computed under the treasury stock method, if dilutive. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options, deferred stock awards, and shares from convertible subordinated debentures, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the period of the Parent Company's common stock.

     The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

Three Months Ended March 31,                            1998      1997
Numerator
  Net income                                        $    222      $200
  Preferred stock dividends                             (11)      (14)
  Numerator for basic earnings per share - net
   income applicable to common stockholders              211       186
  Effect of dilutive securities
    Convertible subordinated debentures                    -         1
    Numerator for diluted earnings per share - net
     income applicable to common stockholders after
     assumed conversions                                $211      $187
Denominator
  Denominator for basic earnings per share -
   weighted average shares outstanding               101.357   100.540
  Effect of dilutive securities
    Options                                            1.811     1.688
    Convertible subordinated debentures                 .463     3.138
    Deferred stock                                     1.492     1.660
  Dilutive potential common shares                     3.766     6.486
    Denominator for diluted earnings per share -
     adjusted weighted-average shares after
     assumed conversions                             105.123   107.026

Basic earnings per share                               $2.08     $1.86

Diluted earnings per share                             $2.01     $1.76

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                            CONDENSED AVERAGE BALANCE SHEETS
                                                       (in millions)
                                               1st Qtr  4th Qtr  Increase
                                                 1998      1997 (Decrease)
ASSETS
 Interest-earning
  Interest-bearing deposits with banks       $  4,073  $  6,211  $(2,138)
  Federal funds sold                            3,899     4,950   (1,051)
  Securities purchased under resale
   agreements                                  19,945    23,074   (3,129)
  Securities borrowed                          21,749    16,588     5,161
  Trading assets                               30,097    30,447     (350)
  Securities available for sale
    Taxable                                     9,011     6,876     2,135
    Exempt from federal income taxes            1,353     1,237       116
Total securities available for sale            10,364     8,113     2,251
  Loans
    Domestic offices                           10,654    10,800     (146)
    Foreign offices                            10,697     9,580     1,117
Total loans                                    21,351    20,380       971
Customer receivables                            1,566     1,612      (46)
Total interest-earning assets                 113,044   111,375     1,669
 Noninterest-earning
  Cash and due from banks                       1,903     1,476       427
  Noninterest-earning trading assets           25,821    25,356       465
  All other assets                             10,724    10,694        30
  Allowance for credit losses                   (991)     (979)      (12)
Total                                        $150,501  $147,922   $ 2,579

LIABILITIES
 Interest-bearing
  Interest-bearing deposits
    Domestic offices                         $ 23,293  $ 21,881   $ 1,412
    Foreign offices                            18,740    20,966   (2,226)
Total interest-bearing deposits                42,033    42,847     (814)
  Trading liabilities                           6,531     5,587       944
  Securities loaned and securities sold
   under repurchase agreements                 24,947    24,200       747
  Other short-term borrowings                  20,019    20,078      (59)
  Long-term debt                               15,256    13,050     2,206
  Trust preferred capital securities            1,473     1,472         1
Total interest-bearing liabilities            110,259   107,234     3,025
 Noninterest-bearing
  Noninterest-bearing deposits                  3,639     3,366       273
  Noninterest-bearing trading liabilities      19,731    20,803   (1,072)
  All other liabilities                        10,818    10,591       227
Total liabilities                             144,447   141,994     2,453

PREFERRED STOCK OF SUBSIDIARY                     262         -       262

STOCKHOLDERS' EQUITY
 Preferred stock                                  658       688      (30)
 Common stockholders' equity                    5,134     5,240     (106)
Total stockholders' equity                      5,792     5,928     (136)
Total                                        $150,501  $147,922   $ 2,579

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows.

                                                   March 31,  December 31,
(in millions)                                           1998        1997
Fair value                                           $12,893      $8,081
Amortized cost                                        13,016       8,128
Excess of amortized cost over
 fair value*                                        $  (123)     $  (47)

* Components:
    Unrealized gains                                   $  38       $ 128
    Unrealized losses                                  (161)       (175)
                                                      $(123)      $ (47)



                       Preferred Stock of Subsidiary

     On January 9, 1998, BT Holdings (Europe) Limited ("BTH"), an indirect wholly-owned subsidiary of BTCo issued $304 million, or 3,040 shares, of Money Market Cumulative Preferred Stock in four series of 760 shares each - Series A-D ("BTH Preferred"). The BTH Preferred has contingent voting rights and a liquidation preference of $100,000 per share plus accrued and unpaid dividends. Each of the four series is identical, except that dividend payment dates vary and separate auctions on different auction dates are held for each series.

     The shares of each series of BTH Preferred are redeemable at the option of the Corporation, as a whole or in part, upon at least 10 but not more than 45 days notice pursuant to a notice of redemption, at a redemption price of $100,000 per share, plus accrued and unpaid dividends to the date of redemption.

     Any redemption will be with the approval of the Federal Reserve Board, unless at the time the Federal Reserve Board determines that approval is not necessary.

Dividends on each series of BTH Preferred are cumulative and payable generally every 49 days at a rate per annum determined by auction. The initial rate on each of the Series A-D was 4.10 percent. The maximum rate for any dividend period was based on a percentage based upon the lower of the prevailing ratings by selected rating agencies of the shares in effect at the close of business on the business day immediately preceding the date of determination.

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                          At March 31,       Average During
                                             1998             1st Qtr. 1998
                                             (Liabi-                (Liabi-
(in millions)                       Assets   lities)         Assets lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                   $ 20,892 $(18,722)       $ 21,255 $(19,551)
Interest Rate Contracts
  Forwards                             371     (360)            141     (127)
  Options purchased                  1,240                    1,164
  Options written                            (1,450)                  (1,319)
Foreign Exchange Rate Contracts
  Spot and Forwards                 14,793  (15,225)         14,697  (14,438)
  Options purchased                  1,441                    1,326
  Options written                            (1,320)                  (1,205)
Equity-related contracts             4,652   (5,613)          4,408   (4,999)
Commodity-related and other contracts  812     (823)            651     (701)

Exchange-Traded Options
Interest Rate                            6      (15)              3       (4)
Foreign exchange                         9       (7)             10       (7)
Equity                                 464     (323)            402     (303)
Total Gross Fair Values             44,680  (43,858)         44,057  (42,654)
Impact of Netting Agreements      (29,585)    29,585       (27,848)    27,848
Less allowance for credit losses     (298)         -          (285)        -

                               $ 14,797(1)                  $15,924

                                          $(14,273)(1)              $(14,806)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                         At December 31,      Average During
                                              1997             4th Qtr. 1997
                                             (Liabi-                (Liabi-
(in millions)                       Assets   lities)         Assets lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                  $  20,793 $(19,103)        $19,730 $(18,138)
Interest Rate Contracts
  Forwards                              48      (40)             46      (48)
  Options purchased                  1,147                    1,149
  Options written                            (1,355)                  (1,309)
Foreign Exchange Rate Contracts
  Spot and Forwards                 17,846  (18,031)         14,694  (14,416)
  Options purchased                  1,299                    1,187
  Options written                            (1,192)                  (1,075)
Equity-related contracts             4,082   (4,607)          3,919   (4,294)
Commodity-related and other contracts  597     (680)            742     (785)

Exchange-Traded Options
Interest Rate                            4       (3)              8       (1)
Foreign exchange                                 (5)                      (4)
Equity                                 411     (318)            436     (330)
Total Gross Fair Values             46,227  (45,334)         41,911  (40,400)
Impact of Netting Agreements      (28,269)    28,269       (25,249)    25,249
Less allowance for credit losses     (285)         -          (200)         -

                                  $17,673(1)                $16,462

                                          $(17,065)(1)             $(15,151)

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

     Total net end-user derivative unrealized gains was $223 million at March 31, 1998 which has remained unchanged from December 1997.

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


                                                  Other       Net invest-
                                                   short-     ments in
            Securities                Interest-    term   Long- foreign
(in millions)available          Other  bearing    borrow- term   subsi-
March 31, 1998 for sale  Loans assets deposits     ings  debt(1) diaries Total

Interest Rate Swaps
  Pay Variable
   Unrealized Gain $  4   $  -    $ -     $140     $ 11  $458      $ - $ 613
   Unrealized (Loss) (36)  (7)      -     (30)     (15)  (65)        - (153)
Pay Variable Net     (32)  (7)      -      110      (4)   393        -   460
Pay Fixed
   Unrealized Gain     2    10      -        6        3    10        -    31
   Unrealized (Loss) (15) (185)     -     (38)     (15)  (24)        - (277)
Pay Fixed Net       (13)  (175)     -     (32)     (12)  (14)        - (246)
Total Unrealized
   Gain              6      10      -      146       14   468        -   644
Total Unrealized
   (Loss)         (51)   (192)      -     (68)     (30)  (89)        - (430)
Total Net        $(45)  $(182)    $ -     $ 78    $(16)  $379      $ - $ 214

Forward Rate Agreements
  Unrealized Gain $  -    $  -    $ -      $ -     $  - $   -      $ -   $ -
  Unrealized (Loss)  -       -      -      (2)        -     -        -   (2)
Net               $  -    $  -    $ -     $(2)     $  - $   -      $ -  $(2)

Currency Swaps and Forwards
  Unrealized Gain   $7      $6    $ -     $  8      $15  $ 51     $ 45 $ 132
  Unrealized (Loss)  -       -    (1)     (21)      (4)  (46)     (44) (116)
Net                 $7      $6   $(1)    $(13)      $11  $  5     $  1 $  16

Other Contracts (2)
  Unrealized Gain  $ -      $-    $ -      $ 1      $ -   $ -      $ -   $ 1
  Unrealized (Loss) (4)      -    (2)        -        -     -        -   (6)
Net                $(4)     $-   $(2)      $ 1      $ -   $ -      $ - $ (5)

Total Unrealized
 Gain             $ 13   $  16    $ -     $155     $ 29 $ 519     $ 45 $ 777
Total Unrealized
 (Loss)           (55)   (192)    (3)     (91)     (34) (135)     (44) (554)
Total Net        $(42)  $(176)  $ (3)     $ 64    $ (5) $ 384     $  1 $ 223

(1) Includes trust preferred capital securities.
(2) Other contracts are principally equity swaps and collars.

                                                  Other       Net invest-
                                                   short-      ments in
            Securities                Interest-   term   Long- foreign
(in millions) available         Other  bearing   borrow-  term   subsi-
Dec 31, 1997 for sale  Loans   assets  deposits   ings debt(1) diaries Total

Interest Rate Swaps
  Pay Variable
   Unrealized Gain $  3   $  8    $ -     $ 61     $ 20 $ 524     $  - $ 616
   Unrealized (Loss)  -     (3)     -     (13)     (27)  (94)        - (137)
Pay Variable Net      3      5      -       48      (7)   430        -   479
Pay Fixed
   Unrealized Gain    2      1      -       32       11     3        -    49
   Unrealized (Loss) (51) (184)     -     (42)     (30)  (25)        - (332)
Pay Fixed Net        (49) (183)     -     (10)     (19)  (22)        - (283)
Total Unrealized
   Gain               5      9      -       93       31   527        -   665
Total Unrealized
   (Loss)           (51)  (187)     -      (55)     (57) (119)        - (469)
Total Net          $(46) $(178)   $ -     $ 38   $ (26) $ 408     $  -  $ 196

Forward Rate Agreements
  Unrealized Gain $  -    $  -    $ -     $  -      $ - $   -     $  - $  -
  Unrealized (Loss)  -       -      -      (1)        -     -        -   (1)
Net               $  -    $  -    $ -    $ (1)      $ - $   -     $  - $ (1)

Currency Swaps and Forwards
  Unrealized Gain $ 14    $  6    $ 2     $ 25     $ 34 $  36     $ 40 $ 157
  Unrealized (Loss)  -       -      -        -     (16)  (63)     (46) (125)
Net               $ 14    $  6    $ 2     $ 25     $ 18 $(27)    $ (6) $  32

Other Contracts (2)
  Unrealized Gain  $ -    $  1    $ -     $  -      $ - $   -     $  - $   1
  Unrealized (Loss) (4)      -    (1)        -        -     -        -   (5)
Net                $(4)   $  1   $(1)     $  -      $ - $   -     $  - $ (4)

Total Unrealized
 Gain             $ 19    $ 16    $ 2     $118      $65 $ 563     $ 40 $ 823
Total Unrealized
 (Loss)           (55)   (187)    (1)     (56)     (73) (182)     (46) (600)
Total Net        $(36)  $(171)    $ 1     $ 62    $ (8) $ 381    $ (6) $ 223

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


At March 31, 1998
Notional
Amount               Paying Variable           Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional


1998            $57,978    5.80%    5.67%   $8,632   5.45%    5.79%  $66,610

1999-2000        21,522    5.95     5.75     4,076    5.02    5.57    25,598

2001-2002         3,450    6.49     5.70     1,244    5.30    9.76     4,694

2003 and
 thereafter       7,688    6.73     5.32     1,347    5.16    6.47     9,035
Total           $90,638                    $15,299                  $105,937

     All rates were those in effect at March 31, 1998. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



At December 31, 1997
Notional
Amount               Paying Variable                Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional


1998            $74,471     5.79%   5.84%   $6,799    5.83%    6.00% $81,270

1999-2000        11,222     5.97     5.72    3,006    5.04     5.62   14,228

2001-2002         3,282     6.56     5.75    1,437    5.32     9.66    4,719

2003 and
 thereafter       6,730     6.89     5.43    1,106    5.75     7.26    7,836
Total           $95,705                    $12,348                  $108,053

     All rates were those in effect at December 31, 1997. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

REGULATORY CAPITAL

     The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's ("FRB") risk-based capital guidelines address the capital adequacy of bank holding companies and banks (collectively, "banking organizations"). These guidelines include: a definition of capital, a framework for calculating risk-weighted assets, and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualified capital by its risk-weighted assets. The FRB also has a minimum leverage ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets. The Corporation's 1997 Annual Report on Form 10-K, on pages 20 and 59, provides a detailed discussion of these guidelines and regulations.

     The Corporation adopted the new market risk amendment to the risk-based capital guidelines issued by the FRB and the Bank for International Settlements in March 1997. The Corporation's 1997 Annual Report on Form 10-K, on page 24, provides further detailed discussion on the market risk amendment.

     Based on their respective regulatory capital ratios as of March 31, 1998, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the regulations issued by the FRB and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, as applicable.

     The Corporation's and BTCo's ratios are presented in the table below.

                                                       FRB
                                                       Minimum  To Be Well
                              Actual        Actual     for      Capitalized
                               as of         as of     Capital        Under
                           March 31,  December 31,     Adequacy  Regulatory
                                1998          1997     Purposes  Guidelines
Tier 1 Capital
 Corporation                    8.2%          8.3%      4.0%         6.0%
 BTCo                           8.6%          9.0%      4.0%         6.0%

Total Capital
 Corporation                   14.2%         14.1%      8.0%        10.0%
 BTCo                          12.3%         12.3%      8.0%        10.0%

Leverage
 Corporation                    4.5%          4.4%   3.0%-5.0%    3.0%-5.0%
 BTCo                           5.4%          5.4%   3.0%-5.0%       5.0%


     The following are the essential components of the Corporation's and BTCo's risk-based capital ratios.

                                                Actual as of  Actual as of
                                                   March 31,  December 31,
(in millions)                                           1998        1997
Corporation
  Tier 1 Capital                                     $ 6,599     $ 6,431
  Tier 2 Capital                                       4,429       4,138
  Tier 3 Capital                                         400         400
Total Capital                                        $11,428     $10,969

  Total risk-weighted assets                         $80,637     $77,726

BTCo
  Tier 1 Capital                                      $6,049     $ 5,999
  Tier 2 Capital                                       2,614       2,262
Total Capital                                         $8,663     $ 8,261

Total risk-weighted assets                           $70,250     $66,975

     Comparing March 31, 1998 to December 31, 1997, the Corporation's Tier 1 Capital ratio declined by 10 basis points as the increase in Tier 1 Capital of $168 million was not sufficient to offset the increase in risk-weighted assets of $2.9 billion. Total Capital ratio increased 10 basis points as the increase in risk-weighted assets was offset by the increase in Tier 2 Capital of $291 million. The additional Tier 2 Capital is attributable to the issuance of $304 million of preferred stock by BT Holdings (Europe) Limited. The Leverage ratio increased by 10 basis points due to the increase in Tier 1 Capital relative to the change in the quarterly average assets.

     BTCo's Tier 1 Capital ratio decreased by 40 basis points as a result of a $3.3 billion increase in risk-weighted assets. Total Capital ratio was unchanged as the increase in risk-weighted assets was offset by the issuance of $304 million of preferred stock. The Leverage ratio also was unchanged as the proportionate change in Tier 1 Capital was equal to the change in quarterly average assets.


RISK MANAGEMENT

     The risk management policies and practices described in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("Annual Report") remain in effect. Risk management continues to be an area of focus and a core competency of the Corporation. There has been no material change in the Corporation's risk profile as characterized by the quantitative information presented in the Risk Management section of the Annual Report.

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

     One of the Corporation's principal liquidity strengths is its stock of highly liquid assets; at March 31, 1998 and December 31, 1997, liquid assets accounted for approximately 78 percent and a 77 percent of the Corporation's gross assets, respectively. An important component of these liquid assets is the "liquidity warehouse" and the aggregate warehouse size relative to maturing liabilities. The "liquidity warehouse" is defined as liquid assets which are under the direct control of the Treasury/Funding area and which can be liquidated immediately at current market value.


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at March 31, 1998 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval
                                                             Non-
                                                        interest-
(in billions)             Within     1 - 5      After     bearing
March 31, 1998            1 year     years    5 years       funds   Total
Assets                   $ 107.6    $  6.5      $ 6.7      $ 36.7 $ 157.5
Liabilities, preferred
stock of subsidiary and
 preferred  stock         (100.1)    (11.3)      (5.1)      (35.9) (152.4)
Common stockholders' equity    -         -          -        (5.1)   (5.1)
Effect of off-balance sheet
 hedging instruments       (14.1)      8.4        5.7           -      -
Interest rate
 sensitivity gap         $  (6.6)    $  3.6       $ 7.3   $ (4.3)  $   -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                March 31,   December 31,
                                                     1998           1997
CASH BASIS LOANS
  Domestic
    Commercial and industrial                        $ 31           $ 49
    Secured by real estate                             68             92
Total domestic                                         99            141
  International
    Commercial and industrial                         112             65
    Secured by real estate                             24             25
    Other                                              12              9
Total international                                   148             99
Total cash basis loans                               $247           $240

Ratio of cash basis loans to total gross loans        1.1%           1.2%

Ratio of allowance for credit losses to cash
 basis loans (1)                                     281%           291%

RENEGOTIATED LOANS - Secured by real estate           $25            $25

OTHER REAL ESTATE                                    $190           $194

OTHER NONPERFORMING ASSETS
Derivatives                                          $330            $34
Assets acquired in credit workouts                      4              4
Total other nonperforming assets                     $334            $38

Loans 90 days or more past due and still
 accruing interest                                     $-             $-

(1) Ratio was computed using the allowance for credit losses that had been allocated to loans of $695 million and $699 million at March 31, 1998 and December 31, 1997, respectively.

     An analysis of the changes in the Corporation's total cash basis loans during the first three months of 1998 follows (in millions).


Balance, December 31, 1997                                         $ 240
Net transfers to cash basis loans                                     49
Net paydowns                                                        (18)
Charge-offs                                                          (7)
Other                                                               (17)
Balance, March 31, 1998                                            $ 247


     The Corporation's total cash basis loans amounted to $247 million at March 31, 1998, up $7 million, or 3 percent, from December 31, 1997.

     Within cash basis loans, loans secured by real estate were $92 million and $117 million at March 31, 1998 and December 31, 1997, respectively. Commercial and industrial loans to highly leveraged borrowers were $25 million and $41 million at March 31, 1998 and December 31, 1997, respectively.

     Other nonperforming assets (excluding other real estate) at March 31, 1998 were $334 million, up from $38 million at December 31, 1997. This increase is primarily due to swaps with Indonesian and Thai counterparties.

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


                                                         Three Months Ended
                                                              March 31,
 (in millions)                                          1998        1997
Domestic Loans
 Gross amount of interest that would have
  been recorded at original rate                          $3          $6
 Less, interest, net of reversals, recognized
  in interest revenue                                      2           1
Reduction of interest revenue                              1           5
International Loans
 Gross amount of interest that would have
  been recorded at original rate                           2           2
 Less, interest, net of reversals, recognized
  in interest revenue                                      1           -
Reduction of interest revenue                              1           2
Total reduction of interest revenue                       $2          $7

ACCOUNTING DEVELOPMENTS

     As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 127 which had deferred for one year the effective date of some portions of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The deferred provisions related to collateral, repurchase agreements, dollar-rolls, securities lending and similar transactions. The adoption as of January 1, 1998 of the deferred portions of SFAS 125 did not have a material impact on the Corporation's net income, stockholders' equity or total assets.

     On January 1, 1998, the Corporation adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires that a company classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of a statement of financial position. All periods presented have been restated to conform with SFAS 130.

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

     In February 1998, the FASB issued SFAS 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes pension and other postretirement benefit plan disclosures that are to be included in the employers' financial statements. It does not change the measurement or recognition rules for pensions and other postretirement benefit plans. SFAS 132 is effective for financial statement periods beginning after December 15, 1997.


SUBSEQUENT EVENTS

     On April 24, 1998, the Corporation announced that it would redeem all 5,950,720 depositary shares of its 7 5/8% Cumulative Preferred Stock, Series O on June 1, 1998. The shares will be redeemed at a redemption price of $25 per depositary share plus accrued and unpaid dividends to the redemption date. Dividends on these shares will cease to accumulate on the redemption date, unless the Corporation fails to pay the redemption price.

     On April 27, 1998, the Corporation completed its acquisition of NatWest Markets' European cash equities business and the Wood McKenzie Consulting business. This acquisition, which has been accounted for as a purchase, brings to the Corporation equities research, institutional sales and trading, and primary markets origination businesses in the U.K. and Continental Europe. In the second quarter of 1998, the Corporation will incur a one-time charge associated with the NatWest integration and the repositioning of its equity businesses in Europe. The effect of this charge is not currently expected to be material to the Corporation's annual earnings.

FORWARD LOOKING STATEMENTS


     Certain sections of this report contain forward looking statements and can be identified by the use of such words as "anticipates," "expects," and "estimates," and similar expressions. These statements are subject to cretain risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the current statements. See also "Important Factors Relating to Forward Looking Statements" contained in the Corporation's Annual report.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Annual Meeting of Shareholders was held on April 21, 1998.

  (b) Each of the persons named in the Proxy Statement as a nominee for Director was elected.

  (c) The following are the voting results on each of the matters which were submitted to the stockholders:

                                                         Withheld
                                                             or    Broker
                                         For      Against  Abstain Non-Votes

Election of Directors
Lee A. Ault III                    84,790,651             534,500
Neil R. Austrian                   84,723,243             601,908
George B. Beitzel                  84,793,337             531,814
Phillip A. Griffiths               84,761,170             563,981
William R. Howell                  84,769,746             555,405
Vernon E. Jordan, Jr.              83,693,889           1,631,262
Hamish Maxwell                     84,739,954             585,197
Frank N. Newman                    84,787,936             537,215
N. J. Nicholas Jr.                 84,798,358             526,793
Russell E. Palmer                  84,761,582             563,569
Donald L. Staheli                  84,761,534             563,617
Patricia C. Stewart                84,767,220             557,931
G. Richard Thoman                  84,766,858             558,293
George J. Vojta                    84,795,142             530,009
Paul A. Volcker                    84,793,959             531,192

Resolutions
 . To ratify the appointment of
  KPMG Peat Marwick LLP as
  independent auditor for 1998.    85,032,444     85,619  207,084          2

 . Authorization to permit the
  issuance of Series Preferred
  Stock with different rights.     67,597,352  5,563,524  456,335 11,707,940

 . Authorization to amend the
  Certificate of Incorporation
  to permit distribution of one
  class or series of Capital
  Stock to the holders of a
  different class or series.       67,996,417  5,146,744  474,047 11,707,943

 . Authorization to amend the
  Certificate of Incorporation
  to count only the votes cast
  for or against a corporate
  action.                          66,098,867  6,973,438  544,905 11,707,941

 . Approval to change the name
  of the Corporation to Bankers
  Trust Corporation.               83,012,751  1,739,518  518,403     54,480





PART II. OTHER INFORMATION (continued)


                                                         Withheld
                                                             or     Broker
                                         For      Against  Abstain Non-Votes

 . To limit the term of service
  of outside directors to no more
  than six years.                   7,101,899 64,494,018 2,017,890  11,711,344

 . To provide for cumulative
  voting in the election of
  directors.                       29,612,898 41,624,034 2,376,878  11,711,341





     The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated March 16, 1998 previously filed with the Commission and incorporated herein by reference.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           (4) Instruments Defining the Rights of Security Holders, Including Indentures

                  (v) - The Corporation hereby agrees to furnish to the
                        Commission, upon request, a copy of any instru-ments defining the rights of security holders issued by Bankers Trust Corporation or its subsidiaries.

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust Corporation filed one report on Form 8-K during the quarter ended March 31, 1998.

         - The report dated January 22, 1998, filed the Corporation's Press Release dated January 22, 1998, which announced earnings for the quarter ending December 31, 1997.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1998.


                                   BANKERS TRUST CORPORATION



                                   BY: /S/ RONALD HASSEN
                                           RONALD HASSEN
                                           Senior Vice President
                                         (Acting Principal Accounting Officer)

                         BANKERS TRUST CORPORATION
                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1998

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

       (v) -   Long-Term Debt Indentures                              (a)

(12) Statement re Computation of Ratios

       (a) -   Computation of Consolidated Ratios of
               Earnings to Fixed Charges

       (b) -   Computation of Consolidated Ratios of
               Earnings to Combined Fixed Charges and
               Preferred Stock Dividend Requirements

(27) Financial Data Schedule

       27.1 Financial Data Schedule at and for the three months ended March 31, 1998

       27.2 Restated Financial Data Schedule at and for the three months ended March 31, 1997

       27.3 Restated Financial Data Schedule at and for the six months ended June 30, 1997

       27.4 Restated Financial Data Schedule at and for the nine months ended September 30, 1997

       27.5 Restated Financial Data Schedule at and for the three months ended March 31, 1996

       27.6 Restated Financial Data Schedule at and for the six months ended June 30, 1996

       27.7 Restated Financial Data Schedule at and for the nine months ended September 30, 1996





[FN]
(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust Corporation or its subsidiaries.