Form 10-Q
period 1998-06-30
BANKERS TRUST CORP
filed 1998-08-14
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1998
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1998: Common Stock, $1 par value, 96,168,686 shares.

                         BANKERS TRUST CORPORATION

                          JUNE 30, 1998 FORM 10-Q

                             TABLE OF CONTENTS


                                                                     Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended June 30, 1998 and 1997                 2
              Six Months Ended June 30, 1998 and 1997                   3

            Consolidated Statement of Comprehensive Income
              Three Months Ended June 30, 1998 and 1997                 4
              Six Months Ended June 30, 1998 and 1997                   5

            Consolidated Balance Sheet
              At June 30, 1998 and December 31, 1997                    6

            Consolidated Statement of Changes in Stockholders'
             Equity
               Six Months Ended June 30, 1998 and 1997                  7

            Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1998 and 1997                   8

            Consolidated Schedule of Net Interest Revenue
              Three Months and Six Months Ended
               June 30, 1998 and 1997                                   9


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations for the full year or any other interim period.

     On April 21, 1998, the shareholders of the Corporation approved the change of the Corporation's name from "Bankers
Trust New York Corporation" to "Bankers Trust Corporation" and an amendment to the Corporation's Certificate of Incor-poration effecting the change was filed with the Secretary of State of the State of New York, on April 23, 1998.

     The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as supplemented by the first quarter
1998 Form 10-Q.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10

  Item 3. Quantitative and Qualitative Disclosures about Market Risk    36

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                              37

SIGNATURE                                                               38

PART I. FINANCIAL INFORMATION

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                    Increase
THREE MONTHS ENDED JUNE 30,                          1998     1997 (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $2,305   $1,731     $ 574
  Interest expense                                  1,939    1,391       548
Net interest revenue                                  366      340        26
Credit loss provision                                   -        -         -
Net interest revenue after credit loss provision      366      340        26
NONINTEREST REVENUE
  Trading                                              97      315     (218)
  Credit loss provision-trading                      (60)        -      (60)
  Fiduciary and funds management                      285      263        22
  Corporate finance fees                              392      269       123
  Other fees and commissions                          206      146        60
  Net revenue from equity investments                  73        9        64
  Securities available for sale gains                  50       68      (18)
  Insurance premiums                                   59       64       (5)
  Other                                                80       60        20
Total noninterest revenue                           1,182    1,194      (12)
NONINTEREST EXPENSES
  Salaries and commissions                            361      304        57
  Incentive compensation and employee benefits        417      442      (25)
  Agency and other professional service fees          147      102        45
  Communication and data services                      61       57         4
  Occupancy, net                                       54       44        10
  Furniture and equipment                              56       55         1
  Travel and entertainment                             42       36         6
  Provision for policyholder benefits                  74       73         1
  Other                                               108      112       (4)
Total noninterest expenses                          1,320    1,225        95
Income before income taxes                            228      309      (81)
Income taxes                                           64       96      (32)

NET INCOME                                         $  164   $  213    $ (49)


NET INCOME APPLICABLE TO COMMON STOCK              $  155   $  201     $(46)

Cash dividends declared per common share            $1.00    $1.00        $-

EARNINGS PER COMMON SHARE:
  BASIC                                             $1.54    $2.00    $(.46)

  DILUTED                                           $1.46    $1.89    $(.43)

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                    Increase
SIX MONTHS ENDED JUNE 30,                            1998     1997 (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $4,294   $3,411     $ 883
  Interest expense                                  3,526    2,740       786
Net interest revenue                                  768      671        97
Credit loss provision                                   -        -         -
Net interest revenue after credit loss provision      768      671        97
NONINTEREST REVENUE
  Trading                                             348      626     (278)
  Credit loss provision-trading                     (120)        -     (120)
  Fiduciary and funds management                      546      498        48
  Corporate finance fees                              723      484       239
  Other fees and commissions                          366      281        85
  Net revenue from equity investments                 204       56       148
  Securities available for sale gains                  44       82      (38)
  Insurance premiums                                  128      127         1
  Other                                               174      106        68
Total noninterest revenue                           2,413    2,260       153
NONINTEREST EXPENSES
  Salaries and commissions                            697      608        89
  Incentive compensation and employee benefits        914      819        95
  Agency and other professional service fees          252      191        61
  Communication and data services                     115      115         -
  Occupancy, net                                      100       87        13
  Furniture and equipment                             110      108         2
  Travel and entertainment                             79       65        14
  Provision for policyholder benefits                 159      141        18
  Other                                               219      195        24
Total noninterest expenses                          2,645    2,329       316
Income before income taxes                            536      602      (66)
Income taxes                                          150      189      (39)

NET INCOME                                         $  386   $  413    $ (27)


NET INCOME APPLICABLE TO COMMON STOCK              $  366   $  387    $ (21)

Cash dividends declared per common share            $2.00    $2.00        $-

EARNINGS PER COMMON SHARE:
  BASIC                                             $3.62    $3.87    $(.25)

  DILUTED                                           $3.46    $3.65    $(.19)

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (in millions)
                                (unaudited)


THREE MONTHS ENDED JUNE 30,                                   1998      1997
NET INCOME                                                    $164      $213

Other comprehensive income (loss) net of tax:

  Foreign currency translation adjustments, net of tax*        (9)         -

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     period, net of tax**                                       20        40
    Reclassification adjustment for realized (gains)
     losses in net income, net of tax***                      (34)      (47)
Other comprehensive income (loss)                             (23)       (7)
COMPREHENSIVE INCOME                                          $141      $206

  * Amounts are net of income tax expense of $17 million and $15 million for the three months ended June 30, 1998 and June 30, 1997, respectively.
 ** Amounts are net of income tax expense of $10 million and $21 million for the three months ended June 30, 1998 and June 30, 1997, respectively. *** Amounts are net of income tax expense of $16 million and $21 million for the three months ended June 30, 1998 and June 30, 1997, respectively.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (in millions)
                                (unaudited)


SIX MONTHS ENDED JUNE 30,                                     1998      1997
NET INCOME                                                    $386      $413

Other comprehensive income (loss) net of tax:

  Foreign currency translation adjustments, net of tax*       (18)         3

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     period, net of tax**                                      (4)        30
    Reclassification adjustment for realized (gains)
     losses in net income, net of tax***                      (30)      (55)
Other comprehensive income (loss)                             (52)      (22)
COMPREHENSIVE INCOME                                          $334      $391

  * Amounts are net of income tax expense of $8 million and $23 million for the six months ended June 30, 1998 and June 30, 1997, respectively.
 ** Amounts are net of an income tax benefit of $2 million and income tax expense of $15 million for the six months ended June 30, 1998 and June 30, 1997, respectively.
*** Amounts are net of income tax expense of $14 million and $27 million for the six months ended June 30, 1998 and June 30, 1997, respectively.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)

                                                    June 30,   December 31,
                                                       1998*        1997
ASSETS
Cash and due from banks                             $  2,221    $  2,188
Interest-bearing deposits with banks                   1,645       4,272
Federal funds sold                                     3,445       1,382
Securities purchased under resale
 agreements                                           27,327      19,163
Securities borrowed                                   25,634      16,751
Trading assets:
 Government securities                                11,342      11,397
 Corporate debt securities                            10,375       8,128
 Equity securities                                    11,190       7,914
 Swaps, options and other derivatives, net of
  allowance for credit losses of $320 at
   June 30, 1998 and $285 at December 31, 1997        16,167      17,673
 Other trading assets                                 14,375      11,460
Total trading assets                                  63,449      56,572
Securities available for sale                         12,105       8,081
Loans, net of allowance for credit losses
 of $678 at June 30, 1998 and $699
 at December 31, 1997                                 22,233      19,106
Customer receivables                                   1,701       1,547
Accounts receivable and accrued interest               6,351       4,785
Other assets                                           6,200       6,255
Total                                               $172,311    $140,102
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                  $  3,314    $  2,776
  Foreign offices                                      1,717       1,952
Interest-bearing deposits
  Domestic offices                                    24,180      22,353
  Foreign offices                                     17,332      15,749
Total deposits                                        46,543      42,830
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                               10,265       4,389
  Equity securities                                    8,650       5,273
  Other trading liabilities                              581         519
 Swaps, options and other derivatives                 15,271      17,065
Total trading liabilities                             34,767      27,246
Securities loaned and securities sold under
  repurchase agreements                               26,057      17,896
Other short-term borrowings                           27,049      19,577
Accounts payable and accrued expenses                  5,866       6,536
Other liabilities, including allowance for
 credit losses of $13 at June 30, 1998
 and December 31, 1997                                 6,250       4,250
Long-term debt not included in risk-based capital     15,091      11,275
Long-term debt included in risk-based capital          3,351       3,312
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                        1,474       1,472
Total liabilities                                    166,448     134,394

PREFERRED STOCK OF SUBSIDIARY                            304           -

STOCKHOLDERS' EQUITY
Preferred stock                                          493         658
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 105,379,697 shares at June 30, 1998
  and 105,378,741 at December 31, 1997                   105         105
Capital surplus                                        1,607       1,563
Retained earnings                                      4,240       4,202
Common stock in treasury, at cost:
 1998, 8,902,909 shares;
 1997, 8,422,401 shares                                (985)       (889)
Other stockholders' equity                               545         463
Accumulated other comprehensive income:
  Net unrealized losses on securities available for
   sale, net of taxes                                   (66)        (32)
  Foreign currency translation, net of taxes           (380)       (362)
Total stockholders' equity                             5,559       5,708
Total                                               $172,311    $140,102

* Unaudited
Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                               1998        1997
PREFERRED STOCK
Balance, January 1                                    $  658      $  810
Preferred stock redeemed                               (149)       (100)
Preferred stock repurchased                             (16)         (7)
Balance, June 30                                         493         703
COMMON STOCK
Balance, January 1                                       105         104
Issuance of common stock                                   -           1
Balance, June 30                                         105         105
CAPITAL SURPLUS
Balance, January 1                                     1,563       1,437
Issuance of common stock                                   -          31
Repurchase and retirement of common stock                  -         (4)
Common stock distributed under employee
 benefit plans                                            44          27
Balance, June 30                                       1,607       1,491
RETAINED EARNINGS
Balance, January 1                                     4,202       3,988
Net income                                               386         413
Cash dividends declared
  Preferred stock                                       (21)        (26)
  Common stock                                         (194)       (165)
Treasury stock distributed under
   employee benefit plans                               (133)       (42)
Balance, June 30                                       4,240       4,168
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (889)       (372)
Purchases of stock                                     (428)       (274)
Restricted stock (cancelled), net                          -        (17)
Treasury stock distributed under employee
   benefit plans                                        332         150
Balance, June 30                                       (985)       (513)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                       901         526
Deferred stock awards granted, net                        55          61
Restricted stock awards granted, net                      61           -
Deferred stock distributed                              (91)        (18)
Balance, June 30                                         926         569
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (438)       (308)
Deferred stock awards (granted), net                    (57)        (61)
Restricted stock (granted) cancelled, net               (60)          16
Amortization of deferred compensation, net               174         125
Balance, June 30                                       (381)       (228)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (362)       (364)
Translation adjustments                                 (10)          26
Income taxes applicable to translation adjustments       (8)        (23)
Balance, June 30                                       (380)       (361)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                      (32)          57
Change in unrealized net gains/losses after applicable
 income taxes and minority interest                     (34)        (25)
Balance, June 30                                        (66)          32

TOTAL STOCKHOLDERS' EQUITY, JUNE 30                   $5,559      $5,966

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                               1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   386    $    413
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Credit loss provision-trading                          120           -
  Provision for policyholder benefits                    159         141
  Deferred income taxes                                  (8)        (65)
  Depreciation and other amortization
   and accretion                                         164         184
  Other, net                                              21          53
    Earnings adjusted for noncash charges and credits    842         726
Net change in:
  Trading assets                                     (6,832)         530
  Trading liabilities                                  7,852     (2,127)
  Receivables and payables from securities
   transactions                                      (1,500)         644
  Customer receivables                                 (154)       (101)
  Other operating assets and liabilities, net          (565)       1,037
Securities available for sale gains                     (44)        (82)
Net cash (used in) provided by operating activities    (401)         627
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                 2,610       (136)
  Federal funds sold                                 (2,063)         379
  Securities purchased under resale agreements       (8,164)     (7,756)
  Securities borrowed                                (8,883)       3,720
  Loans                                              (3,367)     (3,982)
Securities available for sale:
  Purchases                                         (11,730)     (2,868)
  Maturities and other redemptions                     1,402       1,897
  Sales                                                5,617         306
Acquisitions of premises and equipment                 (171)       (134)
Other, net                                             1,543         140
Net cash used in investing activities               (23,206)     (8,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                             3,845       7,916
  Securities loaned and securities sold under
   repurchase agreements                               8,349       (455)
  Other short-term borrowings                          7,825         359
Issuances of long-term debt*                           4,885       3,221
Repayments of long-term debt                           (885)     (2,313)
Issuances of common stock                                  -          23
Repurchase and retirement of common stock                  -         (4)
Issuance of preferred stock of subsidiary                304           -
Redemption of preferred stock of subsidiary                -       (250)
Redemptions and repurchases of preferred stock         (165)       (107)
Purchases of treasury stock                            (428)       (274)
Cash dividends paid                                    (216)       (191)
Other, net                                               108          89
Net cash provided by financing activities             23,622       8,014
Net effect of exchange rate changes on cash               18        (19)
NET INCREASE IN CASH AND DUE FROM BANKS                   33         188
Cash and due from banks, beginning of period           2,188       1,568
Cash and due from banks, end of period               $ 2,221      $1,756

Interest paid                                         $3,166      $2,539

Income taxes paid, net                                  $183         $71

Noncash investing activities                            $(3)         $64

Noncash financing activities:
  Conversion of debt to equity                           $12          $9

* Includes $739 million for the six months ended June 30, 1997, related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities").
Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                          Three Months Ended  Six Months Ended
                                                June 30,          June 30,
                                           1998      1997       1998   1997
INTEREST REVENUE
Interest-bearing deposits with banks     $   85    $   82     $  183 $  147
Federal funds sold                           60        61        112    110
Securities purchased under
 resale agreements                          459       314        789    644
Securities borrowed                         389       176        664    359
Trading assets                              671       650      1,305  1,249
Securities available for sale
  Taxable                                   181        96        318    206
  Exempt from federal income taxes           10         6         20     16
Loans                                       414       314        832    616
Customer receivables                         36        32         71     64
Total interest revenue                    2,305     1,731      4,294  3,411
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                          334       200        646    346
  Foreign offices                           286       259        545    509
Trading liabilities                         135       126        234    277
Securities loaned and securities sold under
 repurchase agreements                      569       334        955    673
Other short-term borrowings                 344       276        630    567
Long-term debt                              241       166        456    314
Trust preferred capital securities           30        30         60     54
Total interest expense                    1,939     1,391      3,526  2,740
NET INTEREST REVENUE                     $  366    $  340     $  768 $  671

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


ACQUISITION OF NATWEST MARKETS' EUROPEAN EQUITIES BUSINESS

     On April 27, 1998, the Corporation completed its acquisition of NatWest Markets' European cash equities business and the Wood McKenzie Consulting business ("NatWest"). This acquisition, which has been accounted for as a purchase, brings to the Corporation equities research, institutional sales and trading, and primary markets origination businesses in the U.K. and Continental Europe.


RESULTS OF OPERATIONS

     Bankers Trust Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $164 million for the three months ended June 30, 1998, or $1.46 diluted earnings per share. In the second quarter of 1997, the Corporation earned $213 million, or $1.89 diluted earnings per share.

     For the first six months of 1998, the Corporation earned $386 million, or $3.46 diluted earnings per share. For the first six months of 1997, the Corporation earned $413 million, or $3.65 diluted earnings per share.


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

     The following tables present results by Organizational Unit:

                                               Total Non-    Pretax     Net
Three Months Ended June 30, 1998      Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $  560    $  433      $127    $ 91
Trading & Sales                             244       144       100      72
Global Institutional Services               262       233        29      21
Private Client Services Group               193       157        36      26
Australia/New Zealand                       162       115        47      34
Emerging Markets Group:
 Latin America                               84       127      (43)    (30)
 Emerging Europe, Middle East & Africa       29        26         3       2
 Asia                                         8        42      (34)    (25)
Corporate/Other                               6        43      (37)    (27)
Total                                    $1,548    $1,320      $228    $164


                                               Total Non-    Pretax     Net
Three Months Ended June 30, 1997      Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $  543    $  353      $190    $130
Trading & Sales                             198       130        68      47
Global Institutional Services               228       212        16      11
Private Client Services Group               154       134        20      13
Australia/New Zealand                       146       107        39      27
Emerging Markets Group:
 Latin America                              174       134        40      28
 Emerging Europe, Middle East & Africa       40        26        14      10
 Asia                                        24        52      (28)    (19)
Corporate/Other                              27        77      (50)    (34)
Total                                    $1,534    $1,225      $309    $213


                                               Total Non-    Pretax     Net
Six Months Ended June 30, 1998        Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $1,230    $  857     $ 373    $268
Trading & Sales                             459       272       187     135
Global Institutional Services               516       461        55      40
Private Client Services Group               364       304        60      43
Australia/New Zealand                       307       222        85      61
Emerging Markets Group:
 Latin America                              251       272      (21)    (14)
 Emerging Europe, Middle East & Africa       63        51        12       9
 Asia                                      (43)        91     (134)    (97)
Corporate/Other                              34       115      (81)    (59)
Total                                    $3,181    $2,645     $ 536    $386

                                               Total Non-    Pretax     Net
Six Months Ended June 30, 1997        Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $  993    $  667     $ 326    $223
Trading & Sales                             369       248       121      84
Global Institutional Services               446       421        25      17
Private Client Services Group               304       260        44      30
Australia/New Zealand                       289       197        92      63
Emerging Markets Group:
 Latin America                              319       251        68      47
 Emerging Europe, Middle East & Africa       68        45        23      16
 Asia                                        90       100      (10)     (7)
Corporate/Other                              53       140      (87)    (60)
Total                                    $2,931    $2,329      $602    $413


Acquisition of NatWest Markets

     The businesses associated with the acquisition of NatWest are classified in Investment Banking.


Organizational Unit Results

     The Investment Banking business contributed net income of $91 million in the second quarter of 1998. The decline in net income from the second quarter of 1997 was primarily due to trading losses and charges related to repositioning of European equity businesses, consisting of valuation adjustments to the Corporation's trading assets and NatWest integration costs offset in part by higher corporate finance fees. For the first six months of 1998, net income was $268 million as compared to $223 million in the prior year period. The increase was due primarily to higher corporate finance fees and higher revenue from private equity investments.

     Trading & Sales contributed $72 million of net income in the second quarter of 1998, up $25 million from the 1997 second quarter. Net income was $135 million in the first half of 1998 versus $84 million in the first half of 1997. The current quarter and year-to-date improvement was largely due to higher revenue from client-related activities.

     Global Institutional Services contributed $21 million of net income in the second quarter of 1998, up $10 million from the 1997 second quarter.
As compared to the prior year period, the second quarter of 1998 included improved revenue from investment management and securities lending. Net income was $40 million in the first half of 1998 versus $17 million in the first half of 1997. Improved revenue from corporate trust and agency services, investment management and securities lending contributed to this increase.

     The Corporation's Private Client Services Group business reported net income of $26 million for the current quarter, up $13 million from the prior year period. For the first six months of 1998, net income was $43 million as compared to $30 million in the prior year period. Higher global private banking commissions and improved funds management revenue contributed to these increases.

     Net income of the Australia/NZ business was $34 million in the second quarter of 1998, up $7 million from the prior year quarter despite a decline in Australian dollar/US dollar exchange rates. The current quarter benefited from higher corporate finance fees as compared to the prior year quarter. In addition, the current quarter benefited from improved revenue from funds management activities. Net income for the first six months of 1998 was $61 million versus $63 million in the prior year period.

     Emerging Markets Group net loss was $53 million in the current quarter, compared to net income of $19 million in the prior year quarter. Net loss was $102 million in the first half of 1998 compared to net income of $56 million in the prior year period.

       Latin America - Trading losses negatively impacted the second quarter of 1998. The prior year's quarter included an after-tax gain of $15 million resulting from the completion of the first stage on the sale of 50% of the Corporation's stake in Consorcio.

       Emerging Europe, Middle East & Africa - Trading revenue and trading-related net interest revenue declined as a result of the market turmoil in certain areas of Emerging Europe during the second quarter of 1998.

       Asia - The first six months of 1998 reflected both the impact of a $120 million provision for trading-related credit losses as well as valuation adjustments to trading assets, for widening counterparty credit spreads principally associated with Indonesian trading assets. In the prior year period, the Corporation recognized a decline in value of its unconsolidated investment in a Thai finance company. Partially offsetting this decline, the Corporation recognized trading gains from favorable Thai baht currency positions. The combined effect of these factors in Thailand resulted in a pre-tax net loss of $22 million which was included in the results for the first six months of 1997.

     Corporate/Other includes the income and expenses of smaller businesses that are not included in the main organizational units as well as some activities not associated with specific business lines. It also includes the funding benefit attributed to the Corporation's capital related to these areas. Corporate/Other net loss was $27 million in the second quarter of 1998, compared with a net loss of $34 million in the second quarter of 1997. For the first half of 1998, the net loss was $59 million as compared to a net loss of $60 million in the prior year period.

REVENUE

                           Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                          1998      1997      1998     1997
NET INTEREST REVENUE (in millions)
Book basis                                $366      $340      $768     $671
Tax equivalent adjustment                    7         6        16       13
Fully taxable basis                       $373      $346      $784     $684

AVERAGE BALANCES (in millions)
Interest-earning assets               $133,364  $102,189  $123,260 $100,072
Interest-bearing liabilities           129,915    98,685   120,142   95,502

Earning assets financed by
 noninterest-bearing funds            $  3,449   $ 3,504   $ 3,118 $  4,570

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets         6.95%     6.82%     7.05%    6.90%
Cost of interest-bearing liabilities      5.99      5.65      5.92     5.79
Interest rate spread                       .96      1.17      1.13     1.11
Contribution of noninterest-bearing
 funds                                     .16       .19       .15      .27
Net interest margin                      1.12%     1.36%     1.28%    1.38%


     Net interest revenue for the second quarter of 1998 totaled $366 million, up $26 million, or 8 percent, from the second quarter of 1997.
The $26 million increase in net interest revenue was primarily due to a $29 million increase in nontrading-related net interest revenue, which totaled $221 million for the second quarter of 1998. Trading-related net interest revenue totaled $145 million for the second quarter of 1998 versus $148 million for the comparable period in 1997.

     Net interest revenue for the first half of 1998 totaled $768 million, up $97 million, or 14 percent, from the first half of 1997. The $97 million increase in net interest revenue was primarily due to a $54 million increase in trading-related net interest revenue, which totaled $344 million for the first half of 1998. Nontrading-related net interest revenue totaled $424 million for the first half of 1998 versus $381 million for the comparable period in 1997.

     In the second quarter of 1998, the interest rate spread was .96 percent compared to 1.17 percent in the prior year period. Net interest margin decreased to 1.12 percent from 1.36 percent. The yield on interest-earning assets increased by 13 basis points and the cost of interest-bearing liabilities increased by 34 basis points. Average interest-earning assets totaled $133.4 billion for the second quarter of 1998, up $31.2 billion from the same period in 1997. The increase was primarily attributable to increases in securities borrowed and in securities available for sale. Average interest-bearing liabilities totaled $129.9 billion for the second quarter of 1998, up $31.2 billion from the same period in 1997. The increase was primarily attributable to a rise in interest-bearing deposits and securities sold under repurchase agreements.

     In the first six months of 1998, the interest rate spread was 1.13 percent compared to 1.11 percent in the prior year period. Net interest margin fell to 1.28 percent from 1.38 percent. The yield on interest-earning assets increased by 15 basis points and the cost of interest-bearing liabilities rose by 13 basis points. Average interest-earning assets totaled $123.3 billion for the first six months of 1998, up $23.2 billion from the same period in 1997. The increase was primarily attributable to an increase in securities borrowed and growth in the loan portfolio. Average interest-bearing liabilities totaled $120.1 billion for the first six months of 1998, up $24.6 billion from the same period in 1997. The increase was primarily attributable to a rise in interest-bearing deposits and securities sold under repurchase agreements.


                              Trading Revenue

     The Firm's trading and risk management activities include significant transactions in interest rate instruments and related derivatives. These activities can periodically shift revenue between trading and net interest, depending on a variety of factors, including risk management strategies. Therefore, the Corporation views trading revenue and trading-related net interest revenue together.

     Combined trading revenue and trading-related net interest revenue before the provision for trading-related credit losses for the second quarter of 1998 totaled $242 million, down $221 million from the second quarter of 1997. The decline is primarily attributable to valuation adjustments related to the Corporation's European equity business and Indonesian trading assets.

     Combined trading revenue and trading-related net interest revenue before the provision for trading-related credit losses for the first six months of 1998 totaled $692 million, down $224 million from the first six months of 1997. The decline is primarily attributable to valuation adjustments related to the Corporation's European equity business and Indonesian trading assets.

     The table below presents the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                          Trading-
                                                           Related
                                                               Net
                                                  Trading Interest
(in millions)                                     Revenue  Revenue    Total
Three Months ended June 30, 1998
Interest rate risk                                  $ (9)     $182     $173
Foreign exchange risk                                 143        -      143
Equity and commodity risk                            (37)     (37)     (74)
Total                                                $ 97     $145     $242

Three Months ended June 30, 1997
Interest rate risk                                   $139     $169     $308
Foreign exchange risk                                  48        -       48
Equity and commodity risk                             128     (21)      107
Total                                                $315     $148     $463

Six Months ended June 30, 1998
Interest rate risk                                   $ 54     $362     $416
Foreign exchange risk                                 260        -      260
Equity and commodity risk                              34     (18)       16
Total                                                $348     $344     $692

Six Months ended June 30, 1997
Interest rate risk                                   $291     $331     $622
Foreign exchange risk                                  86        -       86
Equity and commodity risk                             249     (41)      208
Total                                                $626     $290     $916


                Second Quarter 1998 vs. Second Quarter 1997

     Interest Rate Risk - The decrease reflects adverse conditions in the Latin American and Asian markets as well as valuation adjustments to trading assets, for widening counterparty credit spreads principally associated with Indonesian trading assets.

     Foreign Exchange Risk - The increase in foreign exchange revenue is primarily related to gains in the Asian and Australian markets.

     Equity and Commodity Risk - Total trading and trading related net interest revenue decreased from the same period last year. The decline is primarily attributable to valuation adjustments related to the Corporation's European equity business as well as decreased activity in the equity derivatives books.

                    Six Months 1998 vs. Six Months 1997

     Interest Rate Risk - The decrease reflects adverse conditions in the Latin American and Asian markets as well as valuation adjustments to trading assets, for widening counterparty credit spreads principally associated with Indonesian trading assets.

     Foreign Exchange Risk - The increase compared to the same period last year is principally due to gains in the Asian and Australian markets.

     Equity and Commodity Risk - The decrease is primarily attributable to valuation adjustments related to the Corporation's European equity business as well as decreased activity in the equity derivatives books.


                  Noninterest Revenue (Excluding Trading)

                Second Quarter 1998 vs. Second Quarter 1997

     Fiduciary and funds management revenue was $285 million in the second quarter of 1998, up $22 million from the prior year period. The current quarter included higher global private banking commissions and improved funds management revenue. At June 30, 1998, assets under management were $365 billion compared to $284 billion at June 30, 1997.

     Corporate finance fees of $392 million increased 46 percent from the $269 million earned in the second quarter of 1997, primarily due to higher underwriting fees, merger and acquisition fees and financial advisory fees.

     Other fees and commissions of $206 million increased $60 million from the prior year quarter primarily resulting from higher fees for brokerage services.

     Securities available for sale gains totaled $50 million compared to $68 million in the prior year period. The current quarter included lower gains on the sale of equity securities as compared to the prior year period.


                    Six Months 1998 vs. Six Months 1997

     Fiduciary and funds management revenue of $546 million earned during the first six months of 1998 increased $48 million from the first six months of 1997. The current period included higher global private banking commissions and improved funds management revenue.

     Corporate finance fees of $723 million increased $239 million, or 49 percent, from the first half of 1997, primarily due to higher underwriting fees, merger and acquisition fees and loan syndication fees.

     Other fees and commissions of $366 million increased $85 million from the $281 million earned in the first half of 1997. Higher fees for brokerage services contributed to this increase.

     Net revenue from equity investments was $204 million during the first half of 1998 as compared with $56 million during the first half of 1997. The current period included higher gains on direct equity investments.

     Other noninterest revenue of $174 million increased $68 million from the prior year period. The current period included higher revenue from mark-to-market adjustments on venture capital equity securities.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

     The total credit loss provision is determined based upon management's evaluation as to the amount needed to maintain the allowance for credit losses at a level considered appropriate in relation to the risk of losses inherent in the portfolio.

     The Corporation has allocated its total allowance for credit losses as presented below; however, the Corporation believes that the total allowance for credit losses is available for credit losses in its entire portfolio, which is comprised of loans, credit-related commitments, derivatives and other financial instruments. Due to a multitude of complex and changing factors that are collectively weighed in determining the adequacy of the allowance for credit losses, management expects that the allocation of the allowance for credit losses may be adjusted as risk factors change.

     The total credit loss provision and the other changes in the allowance for credit losses are shown below (in millions).

                                           Quarter Ended     Six Months Ended
                                              June 30,           June 30,
Total allowance for credit losses          1998      1997      1998    1997

Balance, beginning of period             $1,006      $958      $997    $973

Net charge-offs
  Charge-offs
    Loans                                    23         3        30      34
    Trading assets                           38         -        85       2
      Total charge-offs                      61         3       115      36

  Recoveries
    Loans                                     6         1         9      17
    Trading assets                            -         -         -       2
      Total recoveries                        6         1         9      19

Total net charge-offs                        55         2       106      17

Allowance related to acquisition of affiliate -        17         -      17

Credit loss provision                         -         -         -       -
Credit loss provision-trading                60         -       120       -
      Total credit loss provision            60         -       120       -

Balance, end of period (a)               $1,011      $973    $1,011    $973

(a) Allocation of allowance for credit losses:

     Loans                                                     $678    $767
     Trading assets                                             320     196
     Other liabilities                                           13      10
Balance, end of period                                       $1,011    $973


     The allowance for credit losses that has been allocated to loans was $678 million at June 30, 1998 compared to $699 million at December 31, 1997. This allowance was equal to 264 percent and 291 percent of total cash basis loans at June 30, 1998 and December 31, 1997, respectively. These ratios were computed using the amounts that were allocated to loans.

     Impaired loans, which consisted of total cash basis loans and renegotiated loans, were $283 million and $265 million at June 30, 1998 and December 31, 1997, respectively. Included in these amounts were $160 million and $78 million of loans which required a valuation allowance of $37 million and $13 million at those same dates, respectively.


EXPENSES

                Second Quarter 1998 vs. Second Quarter 1997

     As compared to the second quarter of 1997, salaries and commissions expense increased $57 million, or 19%, partly due to an increase in the number of employees resulting from the NatWest acquisition.

     Agency and other professional service fees increased $45 million, or 44%, from the prior year period primarily due to costs associated with the integration of NatWest.


                    Six Months 1998 vs. Six Months 1997

     Salaries and commissions expense of $697 million in the first half of 1998 increased by $89 million from the first half of 1997, partly due to an increase in the number of employees resulting from the NatWest acquisition.

     Incentive compensation and employee benefits increased by $95 million during the first half of 1998 primarily due to employee stock awards granted in 1997.

     Agency and other professional service fees of $252 million increased by $61 million during the first half of 1998 primarily due to costs associated with the integration of NatWest.


INCOME TAXES

     Income tax expense for the second quarter of 1998 amounted to $64 million, compared to $96 million in the second quarter of 1997. For the first six months of 1998, income tax expense was $150 million compared with $189 million in the first half of 1997. The effective tax rate was 28 percent for the current quarter and six months ended June 30, 1998, and 31 percent for the prior year quarter and six months ended June 30, 1997.


YEAR 2000

     As discussed on page 16 in the Corporation's 1997 Annual Report on Form 10-K, the Corporation initiated a firm-wide program (the "Year 2000 Program") to prepare its computer systems, applications and infrastructure for properly processing dates after December 31, 1999. Based on the Federal Financial Institutions Examination Council guidelines, the Corporation's Year 2000 Program consists of the following phases:

  1) Awareness Phase - A strategic approach was developed to address the Year 2000 problem.
  2) Assessment Phase - Detailed plans and target dates were developed.
  3) Renovation Phase - This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes.
  4) Validation Phase - This phase includes testing and conversion of system applications.
  5) Implementation Phase - This phase includes certification of Year 2000 compliance and user acceptance.

     The Awareness Phase and Assessment Phase have been completed. The Corporation expects the Renovation, Validation and Implementation phases to be substantially completed by the fourth quarter of 1998. In addition, an assessment of the Year 2000 readiness of external entities with whom the Corporation conducts its operations is ongoing.

     The Corporation is continuing to communicate with all of its significant obligors, counterparties, other credit clients and vendors to determine the likely extent to which the Corporation may be affected by third parties' Year 2000 plans and target dates. In this regard, while the Corporation does not have a current expectation of a material loss as a result of the Year 2000 problem, there can be no guarantee that the systems of other companies or counterparties on which the Corporation relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Corporation's systems, would not have a material adverse effect on the Corporation. The Corporation is developing contingency plans in the event that external parties fail to achieve their Year 2000 plans and target dates, but there can be no assurance that any such contingency plans will fully mitigate the effects of any such failure.

     Based on information currently available, the Corporation expects its Year 2000 expenditures for 1998 and over the next two years to be approximately $180 million to $230 million. A significant portion of these costs are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources. The Corporation incurred approximately $40 million for the second quarter of 1998 and $75 million for the six months ended June 30, 1998 for Year 2000 expenditures.

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


EUROPEAN ECONOMIC & MONETARY UNION ("EMU")

     The Corporation is also engaged in a global effort to manage potential operational and other business issues from the introduction by the European Economic & Monetary Union, of a new unified currency for eleven countries in the European Community. EMU is scheduled to start on January 1, 1999. An EMU program was set up in 1997 to manage, track and report on the Corporation's worldwide effort with the goal of ensuring a smooth transition across the full range of products and services offered by the Corporation.

     Based on information currently available, the Corporation expects its EMU expenditures for 1998 and over the next two years to be approximately $93 million to $115 million. The Corporation incurred approximately $11 million for the second quarter of 1998 and $18 million for the six months ended June 30, 1998 for EMU expenditures. A significant portion of these costs are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing operations and information technology resources.

     Success in the conversion to EMU is vital in ensuring that the Corporation can provide a full set of services and products on January 1, 1999. In this regard, while the Corporation does not have a current expectation of a material loss as a result of the implementation of EMU, there can be no guarantee that other counterparties on which the Corporation relies will achieve full EMU readiness. The Corporation is developing contingency plans in the event that external parties fail to achieve EMU readiness, but there can be no assurance that any such contingency plans will fully mitigate the effects of any such failure.

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

     The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

Three Months Ended June 30,                             1998      1997
Numerator
  Net income                                            $164      $213
  Preferred stock dividends                              (9)      (12)
  Numerator for basic earnings per share - net
   income applicable to common stockholders              155       201
  Effect of dilutive securities
    Convertible subordinated debentures                    -         1
    Numerator for diluted earnings per share - net
     income applicable to common stockholders after
     assumed conversions                                $155      $202
Denominator
  Denominator for basic earnings per share -
   weighted average shares outstanding               100.949    99.947
  Effect of dilutive securities
    Options                                            2.676     1.184
    Convertible subordinated debentures                 .391     3.061
    Deferred stock                                     2.629     2.005
  Dilutive potential common shares                     5.696     6.250
    Denominator for diluted earnings per share -
     adjusted weighted-average shares after
     assumed conversions                             106.645   106.197

Basic earnings per share                               $1.54     $2.00

Diluted earnings per share                             $1.46     $1.89

Six Months Ended June 30,                               1998      1997
Numerator
  Net income                                            $386      $413
  Preferred stock dividends                             (20)      (26)
  Numerator for basic earnings per share - net
   income applicable to common stockholders              366       387
  Effect of dilutive securities
    Convertible subordinated debentures                    -         2
    Numerator for diluted earnings per share - net
     income applicable to common stockholders after
     assumed conversions                                $366      $389
Denominator
  Denominator for basic earnings per share -
   weighted average shares outstanding               101.154   100.241
  Effect of dilutive securities
    Options                                            2.244     1.436
    Convertible subordinated debentures                 .427     3.100
    Deferred stock                                     2.061     1.833
  Dilutive potential common shares                     4.732     6.369
    Denominator for diluted earnings per share -
     adjusted weighted-average shares after
     assumed conversions                             105.886   106.610

Basic earnings per share                               $3.62     $3.87

Diluted earnings per share                             $3.46     $3.65

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                             CONDENSED AVERAGE BALANCE SHEETS
                                                         (in millions)
                                                 2nd Qtr  1st Qtr   4th Qtr
                                                 1998      1998      1997
ASSETS
 Interest-earning
  Interest-bearing deposits with banks       $  4,112  $  4,073  $  6,211
  Federal funds sold                            4,237     3,899     4,950
  Securities purchased under resale
   agreements                                  26,501    19,945    23,074
  Securities borrowed                          28,660    21,749    16,588
  Trading assets                               32,228    30,097    30,447
  Securities available for sale
    Taxable                                    11,778     9,011     6,876
    Exempt from federal income taxes            1,739     1,353     1,237
Total securities available for sale            13,517    10,364     8,113
  Loans
    Domestic offices                           11,474    10,654    10,800
    Foreign offices                            11,023    10,697     9,580
Total loans                                    22,497    21,351    20,380
Customer receivables                            1,612     1,566     1,612
Total interest-earning assets                 133,364   113,044   111,375
 Noninterest-earning
  Cash and due from banks                       2,475     1,903     1,476
  Noninterest-earning trading assets           27,670    25,821    25,356
  All other assets                             11,373    10,724    10,694
  Allowance for credit losses                 (1,004)     (991)     (979)
Total                                        $173,878  $150,501  $147,922

LIABILITIES
 Interest-bearing
  Interest-bearing deposits
    Domestic offices                          $24,811  $ 23,293  $ 21,881
    Foreign offices                            20,339    18,740    20,966
Total interest-bearing deposits                45,150    42,033    42,847
  Trading liabilities                           8,754     6,531     5,587
  Securities loaned and securities sold
   under repurchase agreements                 34,834    24,947    24,200
  Other short-term borrowings                  22,873    20,019    20,078
  Long-term debt                               16,830    15,256    13,050
  Trust preferred capital securities            1,474     1,473     1,472
Total interest-bearing liabilities            129,915   110,259   107,234
 Noninterest-bearing
  Noninterest-bearing deposits                  4,310     3,639     3,366
  Noninterest-bearing trading liabilities      22,753    19,731    20,803
  All other liabilities                        10,862    10,818    10,591
Total liabilities                             167,840   144,447   141,994

PREFERRED STOCK OF SUBSIDIARY                     304       262         -

STOCKHOLDERS' EQUITY
 Preferred stock                                  593       658       688
 Common stockholders' equity                    5,141     5,134     5,240
Total stockholders' equity                      5,734     5,792     5,928
Total                                        $173,878  $150,501  $147,922

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows.

                                       June 30,    March 31,  December 31,
(in millions)                              1998         1998        1997
Fair value                              $12,105      $12,893      $8,081
Amortized cost                           12,238       13,016       8,128
Excess of amortized cost over
 fair value*                           $  (133)     $  (123)     $  (47)

* Components:
    Unrealized gains                    $   126      $    38      $  128
    Unrealized losses                     (259)        (161)       (175)
                                       $  (133)     $  (123)     $  (47)



                              Preferred Stock

     On June 2, 1998, the Corporation redeemed all 5,950,720 depositary shares of its 7 5/8% Cumulative Preferred Stock, Series O. The shares were redeemed at a redemption price of $25 per depositary share plus accrued and unpaid dividends to the redemption date.

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                          At June 30,         Average During
                                             1998              2nd Qtr. 1998
                                             (Liabi-                (Liabi-
(in millions)                       Assets   lities)         Assets lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                   $ 22,854 $(20,384)       $ 22,457 $(20,115)
Interest Rate Contracts
  Forwards                             286     (277)            244     (232)
  Options purchased                  1,290                    1,281
  Options written                            (1,382)                  (1,473)
Foreign Exchange Rate Contracts
  Spot and Forwards                 12,270  (12,843)         12,785  (13,309)
  Options purchased                  1,570                    1,412
  Options written                            (1,345)                  (1,293)
Equity-related contracts             4,947   (5,972)          4,938   (5,773)
Commodity-related and other contracts  748     (758)            729     (740)

Exchange-Traded Options
Interest Rate                            6       (9)             11      (11)
Foreign Exchange                        35      (26)             19      (13)
Commodity                                8                        2       (8)
Equity                                 579     (381)            513     (384)
Total Gross Fair Values             44,593  (43,377)         44,391  (43,351)
Impact of Netting Agreements      (28,106)    28,106       (28,179)    28,179
Less Allowance for Credit Losses     (320)         -          (307)       -

                               $ 16,167(1)                  $15,905

                                          $(15,271)(1)               $(15,172)

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

     Total net end-user derivative unrealized gains were $246 million at June 30, 1998 compared with an unrealized gain of $223 million at December 1997. The $23 million increase was primarily due to a decrease in interest rates.

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


                                                 Other       Net invest-
                                                 short-       ments in
              Securities             Interest-   term   Long-  foreign
(in millions)  available       Other  bearing    borrow- term   subsi-
June 30, 1998  for sale Loans  assets deposits   ings   debt(1) diaries Total

Interest Rate Swaps
  Pay Variable
   Unrealized Gain $  7   $  2    $ -     $146     $ 18  $507      $ - $ 680
   Unrealized (Loss) (1)   (4)      -     (19)     (23)  (52)        -  (99)
Pay Variable Net     6     (2)      -      127      (5)   455        -   581
Pay Fixed
   Unrealized Gain   2       9      -        1        -     5        -    17
   Unrealized (Loss)(60)  (176)     -      (35)     (13)  (25)        - (309)
Pay Fixed Net      (58)   (167)      -     (34)     (13)  (20)        - (292)
Total Unrealized
   Gain              9      11      -      147       18   512        -   697
Total Unrealized
   (Loss)         (61)   (180)      -     (54)     (36)  (77)        - (408)
Total Net        $(52)  $(169)    $ -     $ 93    $(18)  $435      $ - $ 289

Forward Rate Agreements
  Unrealized Gain $  -    $  -    $ -      $ -     $  - $   -      $ -   $ -
 Unrealized (Loss)   -       -      -      (1)        -     -        -   (1)
Net               $  -    $  -    $ -     $(1)     $  - $   -      $ -  $(1)

Currency Swaps and Forwards
  Unrealized Gain  $13     $ -    $ -      $ -      $14  $ 44     $ 53 $ 124
  Unrealized (Loss)  -       -    (2)        -      (9)  (91)     (61) (163)
Net                $13     $ -   $(2)      $ -      $ 5 $(47)    $ (8)$ (39)

Other Contracts (2)
  Unrealized Gain  $ -      $-    $ -       $1      $ -   $ -      $ -   $ 1
 Unrealized (Loss)  (3)      -    (1)        -        -     -        -   (4)
Net                $(3)      $-   $(1)       $1      $ -   $ -      $ -  $(3)

Total Unrealized
 Gain             $ 22   $  11    $ -     $148     $ 32 $ 556     $ 53 $ 822
Total Unrealized
 (Loss)           (64)   (180)    (3)     (55)     (45) (168)     (61) (576)
Total Net        $(42)  $(169)   $(3)     $ 93    $(13) $ 388    $ (8) $ 246

(1) Includes trust preferred capital securities.
(2) Other contracts are principally equity swaps and collars.

                                              Other       Net invest-
                                               short-      ments in
              Securities           Interest-    term  Long-   foreig
(in millions) available      Other  bearing    borrow- term   subsi-
Dec 31, 1997  for sale Loans assets deposits    ings  debt(1) diaries Total

Interest Rate Swaps
  Pay Variable
   Unrealized Gain $  3   $  8    $ -     $ 61     $ 20 $ 524     $  - $ 616
   Unrealized (Loss) -     (3)      -     (13)     (27)  (94)        - (137)
Pay Variable Net     3       5      -       48      (7)   430        -   479
Pay Fixed
   Unrealized Gain   2       1      -       32       11     3        -    49
  Unrealized (Loss) (51)  (184)     -      (42)     (30)  (25)        - (332)
Pay Fixed Net      (49)   (183)      -     (10)     (19)  (22)        - (283)
Total Unrealized
   Gain              5       9      -       93       31   527        -   665
Total Unrealized
   (Loss)         (51)   (187)      -     (55)     (57) (119)        - (469)
Total Net        $(46)  $(178)    $ -     $ 38   $ (26) $ 408     $  - $ 196

Forward Rate Agreements
  Unrealized Gain $  -    $  -    $ -     $  -      $ - $   -     $  - $   -
 Unrealized (Loss)   -       -      -      (1)        -     -        -   (1)
Net               $  -    $  -    $ -    $ (1)      $ - $   -     $  -$  (1)

Currency Swaps and Forwards
  Unrealized Gain $ 14    $  6    $ 2     $ 25     $ 34 $  36     $ 40 $ 157
  Unrealized (Loss)  -       -      -        -     (16)  (63)     (46) (125)
Net               $ 14    $  6    $ 2     $ 25     $ 18$ (27)    $ (6) $  32

Other Contracts (2)
  Unrealized Gain  $ -    $  1    $ -     $  -      $ - $   -     $  - $   1
  Unrealized (Loss) (4)      -    (1)        -        -     -        -   (5)
Net                $(4)   $  1   $(1)     $  -      $ - $   -     $  - $ (4)

Total Unrealized
 Gain             $ 19    $ 16    $ 2     $118      $65 $ 563     $ 40 $ 823
Total Unrealized
 (Loss)           (55)   (187)    (1)     (56)     (73) (182)     (46) (600)
Total Net        $(36)  $(171)    $ 1     $ 62    $ (8) $ 381    $ (6) $ 223

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


At June 30, 1998
Notional
Amount               Paying Variable             Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional


1998            $57,201    5.83%    5.67%   $3,749   5.73%    6.17%  $60,950

1999-2000        30,698    5.94     5.79     5,007    5.60    6.05    35,705

2001-2002         3,754    6.44     5.70     1,279    5.30    9.13     5,033

2003 and
 thereafter       9,134    6.37     5.33     1,697    5.26    6.41    10,831
Total          $100,787                    $11,732                  $112,519

     All rates were those in effect at June 30, 1998. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



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

     Based on their respective regulatory capital ratios as of June 30, 1998, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the regulations issued by the FRB and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, as applicable.

     The Corporation's and BTCo's ratios are presented in the table below.

                                                       FRB
                                                       Minimum  To Be Well
                              Actual        Actual     for      Capitalized
                               as of         as of     Capital        Under
                            June 30,  December 31,     Adequacy  Regulatory
                                1998          1997     Purposes  Guidelines
Tier 1 Capital
 Corporation                    8.1%          8.3%      4.0%         6.0%
 BTCo                           9.5%          9.0%      4.0%         6.0%

Total Capital
 Corporation                   14.2%         14.1%      8.0%        10.0%
 BTCo                          13.5%         12.3%      8.0%        10.0%

Leverage
 Corporation                    3.7%          4.4%      3.0%         3.0%
 BTCo                           5.2%          5.4%   3.0%-5.0%       5.0%


     The following are the essential components of the Corporation's and BTCo's risk-based capital ratios.

                                                Actual as of  Actual as of
                                                    June 30,  December 31,
(in millions)                                           1998        1997
Corporation
  Tier 1 Capital                                     $ 6,300     $ 6,431
  Tier 2 Capital                                       4,319       4,138
  Tier 3 Capital                                         400         400
Total Capital                                        $11,019     $10,969

  Total risk-weighted assets                         $77,406     $77,726

BTCo
  Tier 1 Capital                                      $6,606     $ 5,999
  Tier 2 Capital                                       2,808       2,262
Total Capital                                         $9,414     $ 8,261

Total risk-weighted assets                           $69,832     $66,975

     Comparing June 30, 1998 to December 31, 1997, the Corporation's Tier 1 Capital ratio declined 20 basis points due to the decrease in Tier 1 Capital of $131 million offset by the decrease in risk-weighted assets of $320 million. Total Capital ratio increased 10 basis points because of the increase in Total Capital of $50 million and the decrease in risk-weighted assets. The Leverage ratio decreased by 70 basis points due to the decrease in Tier 1 Capital along with an increase in the quarterly average assets.

     BTCo's Tier 1 Capital ratio increased 50 basis points as a result of an increase in Tier 1 Capital of $607 million offset by an increase in risk-weighted assets of $2.9 billion. Total Capital ratio increased by 120 basis points because of the increase in Total Capital of $1.2 billion offset by the increase in risk-weighted assets. The Leverage ratio decreased by 20 basis points as the increase in Tier 1 Capital did not offset the increase in the quarterly average assets.


RISK MANAGEMENT

     Risk management continues to be an area of focus and a core competency of the Corporation. The risk management policies and practices described in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("Annual Report") remain in effect. There has been no material change in the Corporation's overall risk profile as characterized by the quantitative information presented in the Risk
Management section of the Annual Report. The Corporation has maintained the trading-related component of its risk at approximately its year-end level, and it has maintained an average non-trading risk level approximately equal to the 1997 average.

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

     One of the Corporation's principal liquidity strengths is its stock of highly liquid assets; at June 30, 1998 and December 31, 1997, liquid assets accounted for approximately 78 percent and 77 percent of the Corporation's gross assets, respectively. An important component of these liquid assets is the "liquidity warehouse" and the aggregate warehouse size relative to maturing liabilities. The "liquidity warehouse" is defined as liquid assets which are under the direct control of the Treasury/Funding area and which can be liquidated immediately at current market value.


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at June 30, 1998 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval
                                                             Non-
                                                        interest-
(in billions)             Within     1 - 5      After     bearing
June 30, 1998             1 year     years    5 years       funds   Total
Assets                   $ 115.9    $  6.4      $ 6.7      $ 43.3 $ 172.3
Liabilities, preferred
 stock of subsidiary
 and preferred stock      (109.8)    (10.3)      (5.9)      (41.2) (167.2)
Common stockholders'
  equity                      -         -          -         (5.1)   (5.1)
Effect of off-balance sheet
 hedging instruments       (22.9)      8.4       14.5           -      -
Interest rate
  sensitivity gap        $ (16.8)   $  4.5      $15.3      $ (3.0) $   -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                 June 30,   December 31,
                                                     1998           1997
CASH BASIS LOANS
  Domestic
    Commercial and industrial                        $ 28           $ 49
    Secured by real estate                             82             92
Total domestic                                        110            141
  International
    Commercial and industrial                         106             65
    Secured by real estate                             22             25
    Other                                              19              9
Total international                                   147             99
Total cash basis loans                               $257           $240

Ratio of cash basis loans to total gross loans        1.1%           1.2%

Ratio of allowance for credit losses to cash
 basis loans (1)                                     264%           291%

RENEGOTIATED LOANS                                    $26            $25

OTHER REAL ESTATE                                    $187           $194

OTHER NONPERFORMING ASSETS (primarily trading)       $447            $38

Loans 90 days or more past due and still
 accruing interest                                     $-             $-

(1) Ratio was computed using the allowance for credit losses that had been allocated to loans of $678 million and $699 million at June 30, 1998 and December 31, 1997, respectively.

     An analysis of the changes in the Corporation's total cash basis loans during the first six months of 1998 follows (in millions).


Balance, December 31, 1997                                         $ 240
Net transfers to cash basis loans                                    101
Net transfers to other real estate                                   (2)
Net paydowns                                                        (34)
Charge-offs                                                         (30)
Other                                                               (18)
Balance, June 30, 1998                                              $257


     The Corporation's total cash basis loans amounted to $257 million at June 30, 1998, up $17 million, or 7 percent, from December 31, 1997.

     Within cash basis loans, loans secured by real estate were $104 million and $117 million at June 30, 1998 and December 31, 1997, respectively. Commercial and industrial loans to highly leveraged borrowers were $23 million and $41 million at June 30, 1998 and December 31, 1997, respectively.

     Other nonperforming assets (excluding other real estate) at June 30, 1998 were $447 million, up from $38 million at December 31, 1997. This increase is mainly due to swaps with Asian counterparties, primarily Indonesian.

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


                                                          Six Months Ended
                                                              June 30,
 (in millions)                                          1998        1997
Domestic Loans
 Gross amount of interest that would have
  been recorded at original rate                          $4         $12
 Less, interest, net of reversals, recognized
  in interest revenue                                      1           2
Reduction of interest revenue                              3          10
International Loans
 Gross amount of interest that would have
  been recorded at original rate                           5           4
 Less, interest, net of reversals, recognized
  in interest revenue                                      2           -
Reduction of interest revenue                              3           4
Total reduction of interest revenue                       $6         $14

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

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes pension and other postretirement benefit plan disclosures that are to be included in the employers' financial statements. It does not change the measurement or recognition rules for pensions and other postretirement benefit plans. SFAS 132 is effective for financial statement periods beginning after December 15, 1997.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Corporation is in the process of evaluating the potential impact of the new standard.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS 133 is effective on January 1, 2000 for calendar year companies. Depending on the underlying risk management strategy, the accounting for these products under the new standard could affect reported earnings and balance sheet accounts. The Corporation is in the process of evaluating the potential impact of the new standard.

SUBSEQUENT EVENTS

     On July 23, 1998, the Corporation announced that it would redeem all 3,967,397 depositary shares of its 7.50% Cumulative Preferred Stock, Series P on August 17, 1998. The shares will be redeemed at a redemption price of $25 per depositary share plus accrued and unpaid dividends to the redemption date. Dividends on these shares will cease to accumulate on the redemption date, unless the Corporation fails to pay the redemption price.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" on page 31 for Quantitative and Qualitative Disclosures About Market Risk.



FORWARD LOOKING STATEMENTS

     Certain sections of this report contain forward looking statements and can be identified by the use of such words as "anticipates," "expects," and "estimates," and similar expressions. See "Year 2000" and "European Economic & Monetary Union." These statements are subject to certain risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the current statements. See also "Important Factors Relating to Forward Looking Statements" contained in the Corporation's Annual Report.

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

          (10) Material Contracts

                 iii(a) - Management Contracts and Compensation Plans

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust Corporation filed two reports on Form 8-K during the quarter ended June 30, 1998.

         - The report dated April 23, 1998, filed the Corporation's Press Release dated April 23, 1998, which announced earnings for the quarter ending March 31, 1998.

         - The report dated April 23, 1998 and filed on April 24, 1998, reported that at the annual meeting of shareholders, the shareholders approved amendments to the Corporation's restated certificate of incorporation. On April 23, 1998, the Corporation effected such amendments by filing with the Department of State of the State of New York a certificate of amendment to its restated certificate of incorporation.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1998.


                                   BANKERS TRUST CORPORATION



                                   BY: /S/ DAVID C. FISHER
                                           DAVID C. FISHER
                                           Controller and Principal
                                           Accounting Officer

                         BANKERS TRUST CORPORATION
                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1998

                               EXHIBIT INDEX



 (4) Instruments Defining the Rights of Security
      Holders, Including Indentures

       (v) -   Long-Term Debt Indentures                              (a)

(10) Material Contracts

       iii (a) Management Contracts and Compensation Plans

               (1) Employment Agreement with Gene Ludwig

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