Form 10-Q
period 1998-09-30
BANKERS TRUST CORP
filed 1998-11-17
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1998
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 31, 1998: Common Stock, $1 par value, 95,304,919 shares.

                         BANKERS TRUST CORPORATION

                       SEPTEMBER 30, 1998 FORM 10-Q

                             TABLE OF CONTENTS


                                                                    Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended September 30, 1998 and 1997           2
              Nine Months Ended September 30, 1998 and 1997            3

            Consolidated Statement of Comprehensive Income
              Three Months Ended September 30, 1998 and 1997           4
              Nine Months Ended September 30, 1998 and 1997            5

            Consolidated Balance Sheet
              At September 30, 1998 and December 31, 1997              6

            Consolidated Statement of Changes in Stockholders'
             Equity
               Nine Months Ended September 30, 1998 and 1997           7

            Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1998 and 1997            8

            Consolidated Schedule of Net Interest Revenue
              Three Months and Nine Months Ended
               September 30, 1998 and 1997                             9


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as supplemented by the first quarter and second quarter 1998 Form 10-Q.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        10

  Item 3. Quantitative and Qualitative Disclosures about Market Risk  41

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                            42

SIGNATURE                                                             43

PART I. FINANCIAL INFORMATION

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                    Increase
THREE MONTHS ENDED SEPTEMBER 30,                     1998     1997 (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $2,281   $1,789   $   492
  Interest expense                                  1,945    1,474       471
Net interest revenue                                  336      315        21
Credit loss provision-loans                          (20)        -      (20)
Net interest revenue after credit
   loss provision-loans                               316      315         1
NONINTEREST REVENUE
  Trading                                           (401)      387     (788)
  Credit loss provision-trading                      (90)     (10)      (80)
  Fiduciary and funds management                      273      277       (4)
  Corporate finance fees                              242      305      (63)
  Other fees and commissions                          218      158        60
  Net revenue from equity investments                 (1)       73      (74)
  Securities available for sale gains (losses)      (125)       18     (143)
  Insurance premiums                                   74       76       (2)
  Other                                              (35)      171     (206)
Total noninterest revenue                             155    1,455   (1,300)
NONINTEREST EXPENSES
  Salaries and commissions                            366      333        33
  Incentive compensation and employee benefits        286      543     (257)
  Agency and other professional service fees          122      105        17
  Communication and data services                      65       58         7
  Occupancy, net                                       56       45        11
  Furniture and equipment                              65       55        10
  Travel and entertainment                             44       36         8
  Provision for policyholder benefits                  92       90         2
  Other                                                82       97      (15)
  Restructuring charges                                 -       57      (57)
Total noninterest expenses                          1,178    1,419     (241)
Income (loss) before income taxes                   (707)      351   (1,058)
Income taxes (benefit)                              (219)      105     (324)

NET INCOME (LOSS)                                 $ (488)   $  246  $  (734)


NET INCOME (LOSS) APPLICABLE TO COMMON STOCK      $ (494)   $  235  $  (729)

Cash dividends declared per common share            $1.00    $1.00        $-

EARNINGS (LOSS) PER COMMON SHARE:
  BASIC                                           $(4.98)    $2.33   $(7.31)

  DILUTED                                         $(4.98)    $2.19   $(7.17)

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                    Increase
NINE MONTHS ENDED SEPTEMBER 30,                      1998     1997 (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $6,575   $5,200   $ 1,375
  Interest expense                                  5,471    4,214     1,257
Net interest revenue                                1,104      986       118
Credit loss provision-loans                          (20)        -      (20)
Net interest revenue after credit
    loss provision-loans                            1,084      986        98
NONINTEREST REVENUE
  Trading                                            (53)    1,013   (1,066)
  Credit loss provision-trading                     (210)     (10)     (200)
  Fiduciary and funds management                      819      775        44
  Corporate finance fees                              965      789       176
  Other fees and commissions                          584      439       145
  Net revenue from equity investments                 203      129        74
  Securities available for sale gains (losses)       (81)      100     (181)
  Insurance premiums                                  202      203       (1)
  Other                                               139      277     (138)
Total noninterest revenue                           2,568    3,715   (1,147)
NONINTEREST EXPENSES
  Salaries and commissions                          1,063      941       122
  Incentive compensation and employee benefits      1,200    1,362     (162)
  Agency and other professional service fees          374      296        78
  Communication and data services                     180      173         7
  Occupancy, net                                      156      132        24
  Furniture and equipment                             175      163        12
  Travel and entertainment                            123      101        22
  Provision for policyholder benefits                 251      231        20
  Other                                               301      292         9
  Restructuring charges                                 -       57      (57)
Total noninterest expenses                          3,823    3,748        75
Income (loss) before income taxes                   (171)      953   (1,124)
Income taxes (benefit)                               (69)      294     (363)

NET INCOME (LOSS)                                 $ (102)   $  659  $  (761)


NET INCOME (LOSS) APPLICABLE TO COMMON STOCK      $ (128)   $  622  $  (750)

Cash dividends declared per common share            $3.00    $3.00        $-

EARNINGS (LOSS) PER COMMON SHARE:
  BASIC                                           $(1.28)    $6.20   $(7.48)

  DILUTED                                         $(1.28)    $5.85   $(7.13)

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (in millions)
                                (unaudited)


THREE MONTHS ENDED SEPTEMBER 30,                              1998      1997
NET INCOME (LOSS)                                           $(488)      $246

Other comprehensive income (loss) net of tax:

  Foreign currency translation adjustments, net of tax*        (1)         4

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     period, net of tax**                                    (104)        77
    Reclassification adjustment for realized (gains)
     losses in net income, net of tax***                        83      (23)
Other comprehensive income (loss)                             (22)        58
COMPREHENSIVE INCOME (LOSS)                                 $(510)      $304

  * Amounts are net of income tax expense of $1 million and $18 million for the three months ended September 30, 1998 and September 30, 1997, respectively.
 ** Amounts are net of an income tax benefit of $55 million and income tax expense of $15 million for the three months ended September 30, 1998 and September 30, 1997, respectively.
*** Amounts are net of an income tax benefit of $42 million and $5 million for the three months ended September 30, 1998 and September 30, 1997, respectively.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (in millions)
                                (unaudited)


NINE MONTHS ENDED SEPTEMBER 30,                               1998      1997
NET INCOME (LOSS)                                           $(102)      $659

Other comprehensive income (loss) net of tax:

  Foreign currency translation adjustments, net of tax*       (19)         7

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     period, net of tax**                                    (108)       107
    Reclassification adjustment for realized (gains)
     losses in net income, net of tax***                        53      (78)
Other comprehensive income (loss)                             (74)        36
COMPREHENSIVE INCOME (LOSS)                                 $(176)      $695

  * Amounts are net of income tax expense of $9 million and $41 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.
 ** Amounts are net of an income tax benefit of $57 million and income tax expense of $30 million for the nine months ended September 30, 1998 and September 30,1997, respectively.
*** Amounts are net of an income tax benefit of $28 million and income tax expense of $22 million for the nine months ended September 30, 1998 and September 30, 1997, respectively.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)

                                               September 30,  December 31,
                                                       1998*         1997
ASSETS
Cash and due from banks                             $  2,405    $  2,188
Interest-bearing deposits with banks                   2,208       4,272
Federal funds sold                                     4,662       1,382
Securities purchased under resale
 agreements                                           21,752      19,163
Securities borrowed                                   19,692      16,751
Trading assets:
 Government securities                                 9,398      11,397
 Corporate debt securities                             7,626       8,128
 Equity securities                                     7,408       7,914
 Swaps, options and other derivatives, net of
  allowance for credit losses of $295 at
  September 30, 1998 and $285 at December 31, 1997    19,083      17,673
 Other trading assets                                 14,867      11,460
Total trading assets                                  58,382      56,572
Securities available for sale                         11,421       8,081
Loans, net of allowance for credit losses
 of $667 at September 30, 1998 and $699
 at December 31, 1997                                 21,723      19,106
Customer receivables                                   1,709       1,547
Accounts receivable and accrued interest               5,542       4,785
Other assets                                           6,771       6,255
Total                                               $156,267    $140,102
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                  $  2,885    $  2,776
  Foreign offices                                      2,330       1,952
Interest-bearing deposits
  Domestic offices                                    20,022      22,353
  Foreign offices                                     16,054      15,749
Total deposits                                        41,291      42,830
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                8,640       4,389
  Equity securities                                    8,814       5,273
  Other trading liabilities                              969         519
 Swaps, options and other derivatives                 16,731      17,065
Total trading liabilities                             35,154      27,246
Securities loaned and securities sold under
  repurchase agreements                               22,973      17,896
Other short-term borrowings                           20,264      19,577
Accounts payable and accrued expenses                  5,289       6,536
Other liabilities, including allowance for
 credit losses of $13 at September 30, 1998
 and December 31, 1997                                 6,011       4,250
Long-term debt not included in risk-based capital     15,631      11,275
Long-term debt included in risk-based capital          3,221       3,312
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                        1,419       1,472
Total liabilities                                    151,253     134,394

PREFERRED STOCK OF SUBSIDIARY                            304           -

STOCKHOLDERS' EQUITY
Preferred stock                                          394         658
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 105,380,175 shares at September 30, 1998
  and 105,378,741 at December 31, 1997                   105         105
Capital surplus                                        1,610       1,563
Retained earnings                                      3,614       4,202
Common stock in treasury, at cost:
  1998, 10,176,874 shares;
  1997, 8,422,401 shares                              (1,118)       (889)
Other stockholders' equity                               573         463
Accumulated other comprehensive income:
  Net unrealized losses on securities available for
   sale, net of taxes                                   (87)        (32)
  Foreign currency translation, net of taxes           (381)       (362)
Total stockholders' equity                             4,710       5,708
Total                                               $156,267    $140,102

* Unaudited
Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                         1998        1997
PREFERRED STOCK
Balance, January 1                                    $  658      $  810
Preferred stock redeemed                               (248)       (100)
Preferred stock repurchased                             (16)         (7)
Balance, September 30                                    394         703
COMMON STOCK
Balance, January 1                                       105         104
Issuance of common stock                                   -           1
Balance, September 30                                    105         105
CAPITAL SURPLUS
Balance, January 1                                     1,563       1,437
Issuance of common stock                                   -          59
Repurchase and retirement of common stock                  -         (6)
Common stock distributed under employee
 benefit plans                                            47          51
Balance, September 30                                  1,610       1,541
RETAINED EARNINGS
Balance, January 1                                     4,202       3,988
Net income (loss)                                      (102)         659
Cash dividends declared
  Preferred stock                                       (29)        (38)
  Common stock                                         (289)       (268)
Treasury stock distributed under employee
   benefit plans                                        (168)      (165)
Balance, September 30                                  3,614       4,176
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                     (889)       (372)
Purchases of stock                                     (601)       (563)
Restricted stock (cancelled), net                          -         (9)
Treasury stock distributed under employee
   benefit plans                                         372         399
Balance, September 30                                (1,118)       (545)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                       901         526
Deferred stock awards granted (cancelled), net          (20)         167
Restricted stock awards granted, net                      71           -
Deferred stock distributed                              (98)        (18)
Balance, September 30                                    854         675
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (438)       (308)
Deferred stock awards (granted) cancelled, net            17       (168)
Restricted stock (granted) cancelled, net               (69)           8
Amortization of deferred compensation, net               209         215
Balance, September 30                                  (281)       (253)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (362)       (364)
Translation adjustments                                 (10)          48
Income taxes applicable to translation adjustments       (9)        (41)
Balance, September 30                                  (381)       (357)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                      (32)          57
Change in unrealized net gains (losses) after applicable
 income taxes and minority interest                     (55)          29
Balance, September 30                                   (87)          86

TOTAL STOCKHOLDERS' EQUITY, SEPTEMBER 30              $4,710      $6,131

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                         1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $  (102)    $    659
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Credit loss provision-trading                          210          10
  Credit loss provision-loans                             20           -
  Provision for policyholder benefits                    251         231
  Restructuring charges                                    -          57
  Deferred income taxes                                (159)       (133)
  Depreciation and other amortization
   and accretion                                         250         308
  Other, net                                              32           1
    Earnings adjusted for noncash charges and credits    502       1,133
Net change in:
  Trading assets                                     (2,025)     (3,153)
  Trading liabilities                                  8,457       2,730
  Receivables and payables from securities
   transactions                                        (950)       (253)
  Customer receivables                                 (162)       (182)
  Other operating assets and liabilities, net        (1,358)         343
Securities available for sale (gains) losses              81       (100)
Net cash provided by operating activities              4,545         518
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                 2,065       (365)
  Federal funds sold                                 (3,280)       (557)
  Securities purchased under resale agreements       (2,589)     (6,899)
  Securities borrowed                                (2,941)         868
  Loans                                              (2,759)     (5,694)
Securities available for sale:
  Purchases                                         (18,711)     (4,388)
  Maturities and other redemptions                     1,996       2,437
  Sales                                               12,527         999
Acquisitions of premises and equipment                 (298)       (184)
Other, net                                             1,188         729
Net cash used in investing activities               (12,802)    (13,054)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                           (1,401)      15,682
  Securities loaned and securities sold under
   repurchase agreements                               5,338     (3,220)
  Other short-term borrowings                          1,194         496
Issuances of long-term debt*                           5,483       5,474
Repayments of long-term debt**                       (1,400)     (4,876)
Issuances of common stock                                  -          48
Repurchase and retirement of common stock                  -         (6)
Issuance of preferred stock of subsidiary                304           -
Redemption of preferred stock of subsidiary                -       (250)
Redemptions and repurchases of preferred stock         (264)       (107)
Purchases of treasury stock                            (601)       (563)
Cash dividends paid                                    (320)       (285)
Other, net                                               123         248
Net cash provided by financing activities              8,456      12,641
Net effect of exchange rate changes on cash               18        (48)
NET INCREASE IN CASH AND DUE FROM BANKS                  217          57
Cash and due from banks, beginning of period           2,188       1,568
Cash and due from banks, end of period               $ 2,405      $1,625

Interest paid                                         $5,226      $3,729

Income taxes paid, net                                  $189        $170

Noncash investing activities                              $7         $97

Noncash financing activities:
  Conversion of debt to equity                           $14         $41

 * Includes $739 million for the nine months ended September 30, 1997, related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities").
** Includes $57 million for the nine months ended September 30, 1998, related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities"). Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                         1998      1997        1998   1997
INTEREST REVENUE
Interest-bearing deposits with banks     $   70    $  106     $  253 $  253
Federal funds sold                           55        86        167    196
Securities purchased under
  resale agreements                          494      339      1,283    983
Securities borrowed                         350       173      1,014    532
Trading assets                              655       568      1,960  1,817
Securities available for sale
  Taxable                                   165       108        483    314
  Exempt from federal income taxes           13         7         33     23
Loans                                       443       369      1,275    985
Customer receivables                         36        33        107     97
Total interest revenue                    2,281     1,789      6,575  5,200
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                          300       250        946    596
  Foreign offices                           252       301        797    810
Trading liabilities                         139        94        373    371
Securities loaned and securities sold
   under repurchase agreements              579       343      1,534  1,016
Other short-term borrowings                 392       305      1,022    872
Long-term debt                              254       151        710    465
Trust preferred capital securities           29        30         89     84
Total interest expense                    1,945     1,474      5,471  4,214
NET INTEREST REVENUE                     $  336    $  315     $1,104 $  986

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Bankers Trust Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") reported a loss of $488 million for the three months ended September 30, 1998, or $4.98 loss per share. In the third quarter of 1997, the Corporation earned $246 million, or $2.19 diluted earnings per share.

     For the first nine months of 1998, the Corporation reported a loss of $102 million, or $1.28 loss per share. For the first nine months of 1997, the Corporation earned $659 million, or $5.85 diluted earnings per share.


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

     The following tables present results by Organizational Unit:

                                               Total Non-    Pretax     Net
Three Months Ended September 30, 1998 Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                        $ 153    $  358    $(205)  $(142)
Trading & Sales                               7       147     (140)    (97)
Global Institutional Services               256       216        40      28
Private Client Services Group               165       136        29      20
Australia/New Zealand/International
 Funds Management                           163       108        55      38
Emerging Markets Group:
 Latin America                               49       131      (82)    (56)
 Emerging Europe, Middle East & Africa    (198)        16     (214)   (148)
 Asia                                     (122)        30     (152)   (105)
Corporate/Other                             (2)        36      (38)    (26)
Total                                     $ 471    $1,178    $(707)  $(488)


                                               Total Non-    Pretax     Net
Three Months Ended September 30, 1997 Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $  650    $  428      $222    $157
Trading & Sales                             132       119        13       9
Global Institutional Services               243       229        14      10
Private Client Services Group               177       158        19      13
Australia/New Zealand/International
 Funds Management                           140       116        24      17
Emerging Markets Group:
 Latin America                              204       141        63      44
 Emerging Europe, Middle East & Africa       42        32        10       7
 Asia                                        39        50      (11)     (8)
Corporate/Other                             143       146       (3)     (3)
Total                                    $1,770    $1,419      $351    $246


                                               Total Non-    Pretax     Net
Nine Months Ended September 30, 1998  Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $1,383    $1,215      $168    $126
Trading & Sales                             466       419        47      38
Global Institutional Services               772       677        95      68
Private Client Services Group               529       440        89      63
Australia/New Zealand/International
 Funds Management                           470       330       140      99
Emerging Markets Group:
 Latin America                              300       403     (103)    (70)
 Emerging Europe, Middle East & Africa    (135)        67     (202)   (139)
 Asia                                     (165)       121     (286)   (202)
Corporate/Other                              32       151     (119)    (85)
Total                                    $3,652    $3,823    $(171)  $(102)

                                               Total Non-    Pretax     Net
Nine Months Ended September 30, 1997  Total Net  interest   Income/ Income/
(in millions)                           Revenue  Expenses    (Loss)  (Loss)
Investment Banking                       $1,643    $1,095     $ 548    $380
Trading & Sales                             501       367       134      93
Global Institutional Services               689       650        39      27
Private Client Services Group               481       418        63      43
Australia/New Zealand/International
 Funds Management                           429       313       116      80
Emerging Markets Group:
 Latin America                              523       392       131      91
 Emerging Europe, Middle East & Africa      110        77        33      23
 Asia                                       129       150      (21)    (15)
Corporate/Other                             196       286      (90)    (63)
Total                                    $4,701    $3,748      $953    $659


Organizational Unit Results

     The Investment Banking business recorded a net loss of $142 million in the third quarter of 1998 compared to net income of $157 million in the prior year quarter. The current quarter included losses related to widening credit spreads on high-yield debt securities and mark-to-market losses on investments in the unit's private equity portfolio. For the first nine months of 1998, net income was $126 million as compared to $380 million in the prior year period. The first nine months of 1998 also included charges related to repositioning of European equity businesses, consisting of valuation adjustments to the Corporation's trading assets and integration costs associated with the acquisition of NatWest Markets' European equities business. The year-to-date decrease was partially offset by higher corporate finance fees.

     Trading & Sales recorded a net loss of $97 million in the third quarter of 1998, compared to net income of $9 million in the 1997 third quarter. Despite the difficult market environment, this unit produced positive revenue during the third quarter of 1998 primarily due to strong client-related activities. The current quarter also reflected losses attributable to widening credit spreads and increased market volatility in global equity markets. Net income was $38 million for the first nine months of 1998 versus $93 million in the year-ago period. The year-to-date decrease was largely due to the current quarter's losses offset by higher revenue from client-related activities.

     Global Institutional Services contributed $28 million of net income in the third quarter of 1998, up $18 million from the 1997 third quarter. As compared to the prior year quarter, the third quarter of 1998 included improved revenue from corporate trust and agency services and cash management services. Net income was $68 million for the first nine months
of 1998 versus $27 million for the first nine months of 1997.   Improved
revenue from corporate trust and agency services, cash management services, and securities lending contributed to this increase. Year-over-year operating results also improved due to the sale of the Corporation's defined contribution recordkeeping and participant services business in the fourth quarter of 1997.

     The Corporation's Private Client Services Group business recorded net income of $20 million for the current quarter, up $7 million from the prior year quarter. For the first nine months of 1998, net income was $63 million as compared to $43 million in the prior year period. Higher global private banking commissions and improved funds management revenue contributed to the year-over-year increase.

     Net income of the Australia/New Zealand/International Funds Management business was $38 million in the third quarter of 1998, up $21 million from the third quarter of 1997. The current quarter's improvement was largely due to a strong performance by the Australian and New Zealand Sales and Trading group. Net income for the first nine months of 1998 was $99 million versus $80 million in the prior year period. The increase was due to the current quarter's strong sales and trading performance and improved revenue from funds management activities. If the effects of Australian dollar depreciation are excluded, performance would be better by an additional $3 million when compared to the third quarter of 1997 and $13 million when compared to the first nine months of 1997.

     Emerging Markets Group net loss was $309 million in the current quarter, compared to net income of $43 million in the prior year quarter. Net loss was $411 million for the first nine months of 1998 compared to net income of $99 million in the prior year period. The net loss for the current quarter and year-to-date period was primarily attributable to Russia and deteriorating credit conditions in Asia.

     Latin America - Trading losses and losses on securities available for sale negatively impacted the current quarter and year-to-date period. The prior year's quarter included the remaining gain resulting from the completion of the final stage on the sale of 50 percent of the Corporation's stake in Consorcio, a Chilean insurance company. The 1997 year-to-date results included the total gain on the sale of 50 percent of the Corporation's stake in Consorcio.

     Emerging Europe, Middle East & Africa - The current quarter included charges to reduce the carrying amount of exposure to Russian Federation securities to 10 percent of face value. This unit also recorded a $20 million provision for credit losses in the third quarter of 1998.

     Asia - A $90 million and $210 million provision for credit losses was included in the current quarter and year-to-date period, respectively. The current quarter and first nine months of 1998 also included losses on securities available for sale and lower trading revenue as compared to the prior year periods. The first nine months of 1998 also included valuation adjustments to trading assets for widening counterparty credit spreads. During the first nine months of 1997, the Corporation recognized a decline in value for certain investments in Southeast Asia and took other credit-related charges.

     Corporate/Other - includes the income and expenses of smaller businesses that are not included in the main organizational units as well as some activities not associated with specific business lines. It also includes the funding benefit attributed to the Corporation's capital related to these areas. Corporate/Other net loss was $26 million in the third quarter of 1998, compared with a net loss of $3 million in the third quarter of 1997. For the first nine months of 1998, the net loss was $85 million as compared to a net loss of $63 million in the prior year period.

REVENUE

                           Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                        Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                          1998      1997      1998     1997
NET INTEREST REVENUE (in millions)
Book basis                                $336      $315    $1,104   $  986
Tax equivalent adjustment                    7         7        23       20
Fully taxable basis                       $343      $322    $1,127   $1,006

AVERAGE BALANCES (in millions)
Interest-earning assets               $131,309  $105,676  $125,973 $101,961
Interest-bearing liabilities           128,926   102,225   123,102   97,768

Earning assets financed by
 noninterest-bearing funds            $  2,383   $ 3,451   $ 2,871 $  4,193

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets         6.91%     6.74%     7.00%    6.84%
Cost of interest-bearing liabilities      5.99      5.72      5.94     5.76
Interest rate spread                       .92      1.02      1.06     1.08
Contribution of noninterest-bearing
 funds                                     .12       .19       .14      .24
Net interest margin                      1.04%     1.21%     1.20%    1.32%


     Net interest revenue for the third quarter of 1998 totaled $336 million, up $21 million, or 7 percent, from the third quarter of 1997. The $21 million increase in net interest revenue was primarily due to a $12 million increase in trading-related net interest revenue, which totaled $117 million for the third quarter of 1998. Nontrading-related net interest revenue totaled $219 million for the third quarter of 1998 versus $210 million for the comparable period in 1997.

     Net interest revenue for the first nine months of 1998 totaled $1.104 billion, up $118 million, or 12 percent, from the first nine months of 1997. The $118 million increase in net interest revenue was primarily due to a $66 million increase in trading-related net interest revenue, which totaled $461 million for the first nine months of 1998. Nontrading-related net interest revenue totaled $643 million for the first nine months of 1998 versus $591 million for the comparable period in 1997.

     In the third quarter of 1998, the interest rate spread was .92 percent compared to 1.02 percent in the prior year period. Net interest margin decreased to 1.04 percent from 1.21 percent. The yield on interest-earning assets increased by 17 basis points and the cost of interest-bearing liabilities increased by 27 basis points. Average interest-earning assets totaled $131.3 billion for the third quarter of 1998, up $25.6 billion from the same period in 1997. The increase was primarily attributable to increases in securities borrowed and in securities available for sale. Average interest-bearing liabilities totaled $128.9 billion for the third quarter of 1998, up $26.7 billion from the same period in 1997. The increase was primarily attributable to a rise in securities sold under repurchase agreements and long-term debt.

     In the first nine months of 1998, the interest rate spread was 1.06 percent compared to 1.08 percent in the prior year period. Net interest margin fell to 1.20 percent from 1.32 percent. The yield on interest-earning assets increased by 16 basis points and the cost of interest-bearing liabilities rose by 18 basis points. Average interest-earning assets totaled $126.0 billion for the first nine months of 1998, up $24.0 billion from the same period in 1997. The increase was primarily attributable to an increase in securities borrowed, securities available for sale and growth in the loan portfolio. Average interest-bearing liabilities totaled $123.1 billion for the first nine months of 1998, up $25.3 billion from the same period in 1997. The increase was primarily attributable to a rise in securities sold under repurchase agreements, interest-bearing deposits, and long-term debt.


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

     Combined trading revenue and trading-related net interest revenue before the provision for trading-related credit losses for the third quarter of 1998 was a loss of $284 million, down $776 million from the third quarter of 1997. The decline is primarily attributable to mark-to-market losses on high-yield securities, losses in global proprietary equity portfolios and Russian-related trading losses.

     Combined trading revenue and trading-related net interest revenue before the provision for trading-related credit losses for the first nine months of 1998 totaled $408 million, down $1.0 billion from the first nine months of 1997. The decline is primarily attributable to mark-to-market losses on high-yield securities, losses in global proprietary equity portfolios, Russian-related trading losses and valuation adjustments to trading assets for widening counterparty credit spreads.

     The table below presents the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                          Trading-
                                                           Related
                                                               Net
                                                  Trading Interest
(in millions)                                     Revenue  Revenue    Total
Three Months ended September 30, 1998
Interest rate risk                                 $(249)     $151   $ (98)
Foreign exchange risk                                  70        -       70
Equity and commodity risk                           (222)     (34)    (256)
Total                                              $(401)     $117   $(284)

Three Months ended September 30, 1997
Interest rate risk                                   $135     $126     $261
Foreign exchange risk                                 119        -      119
Equity and commodity risk                             133     (21)      112
Total                                                $387     $105     $492

Nine Months ended September 30, 1998
Interest rate risk                                 $(195)     $513    $ 318
Foreign exchange risk                                 330        -      330
Equity and commodity risk                           (188)     (52)    (240)
Total                                              $ (53)     $461    $ 408

Nine Months ended September 30, 1997
Interest rate risk                                 $  426     $457   $  883
Foreign exchange risk                                 205        -      205
Equity and commodity risk                             382     (62)      320
Total                                              $1,013     $395   $1,408


                 Third Quarter 1998 vs. Third Quarter 1997

     Interest Rate Risk - The decrease reflects mark-to-market losses on high yield securities reflecting widening credit spreads and adverse conditions in the emerging markets in Latin America and Russia.

     Foreign Exchange Risk - The decrease in foreign exchange revenue is primarily related to losses in the Asian and Eastern European markets. These losses were partially offset by gains generated in the Australian market.

     Equity and Commodity Risk - Total trading revenue and trading-related net interest revenue decreased $368 million from the same period last year. This change is primarily attributable to losses in global proprietary equity portfolios caused by increased market volatility and decreased activity in the equity derivatives books.

                   Nine Months 1998 vs. Nine Months 1997

     Interest Rate Risk - The decrease is primarily attributable to losses on high yield securities, adverse conditions in the Latin American and Asian markets and valuation adjustments to trading assets for widening counterparty credit spreads.

     Foreign Exchange Risk - The increase compared to the same period last year is principally due to gains in the Australian and Asian markets.

     Equity and Commodity Risk - The decrease is primarily attributable to losses in global proprietary equity portfolios caused by increased market volatility, valuation adjustments related to the Corporation's European Equity business as well as decreased activity in the equity derivative books.


                  Noninterest Revenue (Excluding Trading)

                 Third Quarter 1998 vs. Third Quarter 1997

     Fiduciary and funds management revenue was $273 million in the third quarter of 1998, down $4 million from the prior year period. The current quarter reflected lower client processing fees and lower performance-based fees offset partly by higher global private banking commissions. At September 30, 1998, assets under management were $338 billion compared to $302 billion at September 30, 1997.

     Difficult market conditions affected corporate finance fees, which were down 21 percent from the third quarter of 1997. Lower underwriting and loan syndication fees were offset partly by higher merger and acquisition fees.

     Other fees and commissions of $218 million increased $60 million from the prior year quarter. Increased customer trading activity primarily due to the acquisition of NatWest Markets' European equities business resulted in higher fees for brokerage services.

     Net revenue from equity investments decreased $74 million from the prior year period resulting from the poor market environment.

     Securities available for sale losses totaled $125 million compared to securities available for sale gains of $18 million in the prior year period. The current quarter included other-than-temporary impairment writedowns on Russian, Asian and Latin American debt securities.

     Other noninterest revenue was a negative $35 million compared to $171 million in the prior year period. The current quarter included losses from mark-to-market adjustments on venture capital equity securities. Included in the results of the third quarter of 1997 was a pre-tax gain of $76 million on the sale of 280 Park Avenue, a midtown Manhattan office building, as well as the remaining gain resulting from the completion of the final stage in the sale of 50 percent of the Corporation's stake in Consorcio.

                   Nine Months 1998 vs. Nine Months 1997

     Fiduciary and funds management revenue of $819 million earned during the first nine months of 1998 increased $44 million from the $775 million earned during the first nine months of 1997. Higher global private banking commissions and improved funds management revenue contributed to this increase.

     Corporate finance fees of $965 million increased $176 million from the first nine months of 1997, primarily due to higher merger and acquisition fees and higher underwriting fees.

     Other fees and commissions of $584 million increased by $145 million from the $439 million earned in the first nine months of 1997 primarily due to higher fees for brokerage services primarily as a result of the acquisition of NatWest Markets' European equities business.

     Net revenue from equity investments was $203 million for the first nine months of 1998 as compared with $129 million for the first nine months of 1997. The current period included higher gains on direct equity investments.

     Securities available for sale losses totaled $81 million compared to securities available for sale gains of $100 million in the prior year period. The current period reflected other-than-temporary impairment writedowns on Russian, Asian, and Latin American debt securities.

     Other noninterest revenue of $139 million decreased $138 million, or 50 percent, from the prior year period. The prior year period included a pre-tax gain of $76 million on the sale of 280 Park Avenue, a midtown Manhattan office building, and the total gain on the sale of 50 percent of the Corporation's stake in Consorcio.


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

     The total credit loss provision and the other changes in the allowance for credit losses are shown below (in millions).

                                          Quarter Ended      Nine Months Ended
                                          September 30,        September 30,
Total allowance for credit losses          1998      1997      1998    1997

Balance, beginning of period             $1,011      $973      $997    $973

Net charge-offs
  Charge-offs
    Loans                                    37        17        67      51
    Trading assets                          115        13       200      15
      Total charge-offs                     152        30       267      66

  Recoveries
    Loans                                     6         3        15      20
    Trading assets                            -        16         -      18
      Total recoveries                        6        19        15      38

Total net charge-offs                       146        11       252      28

Allowance related to acquisition
    of affiliate                              -         -         -      17

Credit loss provision-loans                  20         -        20       -
Credit loss provision-trading                90        10       210      10
      Total credit loss provision           110        10       230      10

Balance, end of period (a)                 $975      $972      $975    $972

(a) Allocation of allowance for credit losses:

     Loans                                                     $667    $759
     Trading assets*                                            295     200
     Other liabilities                                           13      13
Balance, end of period                                         $975    $972

* The allowance allocated to trading assets relates to over-the-counter forward, swap and option contracts and other financial instruments with similar characteristics.

     The allowance for credit losses that has been allocated to loans was $667 million at September 30, 1998 compared to $699 million at December 31, 1997. This allowance was equal to 260 percent and 291 percent of total cash basis loans at September 30, 1998 and December 31, 1997, respectively. These ratios were computed using the amounts that were allocated to loans.

     Impaired loans, which consisted of total cash basis loans and renegotiated loans, were $283 million and $265 million at September 30, 1998 and December 31, 1997, respectively. Included in these amounts were $166 million and $78 million of loans which required a valuation allowance of $30 million and $13 million at those same dates, respectively.

EXPENSES

                 Third Quarter 1998 vs. Third Quarter 1997

     Management is implementing a cost-reduction program across the Firm with the goal of achieving a $300 million reduction in annual base operating expenses. Base operating expenses exclude performance-based incentives and provisions for policyholder benefits. The program will target all costs, but will focus primarily on personnel and agency and professional service costs. The program should be fully phased in within 12 months with most actions taken by the 1999 first quarter. In order to accomplish these expense reductions, it is expected that a restructuring charge will be incurred in the 1998 fourth quarter.

     As compared to the third quarter of 1997, salaries and commissions expense increased $33 million, or 10 percent, primarily due to an increase in the average number of employees.

     Incentive compensation and employee benefits decreased $257 million, or 47 percent, from the prior year quarter due to the decline in financial performance.

     During the third quarter of 1997, the Corporation recognized $57 million in pre-tax restructuring charges associated with the merger with Alex. Brown, such as severance, lease terminations and direct costs of completing the merger.


                   Nine Months 1998 vs. Nine Months 1997

     Salaries and commissions expense of $1.063 billion in the first nine months of 1998 increased by $122 million from the first nine months of 1997, primarily due to an increase in the average number of employees.

     Incentive compensation and employee benefits decreased by $162 million during the first nine months of 1998 due to the decline in financial performance, partly offset by employee stock awards granted in 1997.

     Agency and other professional service fees of $374 million increased by $78 million during the first nine months of 1998 primarily due to costs associated with the integration of NatWest Markets' European equities business .

     During the first nine months of 1997, the Corporation recognized $57 million in pre-tax restructuring charges associated with the merger with Alex. Brown, such as severance, lease terminations and direct costs of completing the merger.


INCOME TAXES

     The income tax benefit for the third quarter of 1998 amounted to $219 million, compared to income tax expense of $105 million in the third quarter of 1997. For the first nine months of 1998, the income tax benefit was $69 million compared with income tax expense of $294 million for the first nine months of 1997. The effective tax rate was 31 percent and 40 percent for the current quarter and nine months ended September 30, 1998, respectively, and 30 percent and 31 percent for the prior year quarter and nine months ended September 30, 1997, respectively.


YEAR 2000 READINESS DISCLOSURE

     As discussed on page 16 in the Corporation's 1997 Annual Report on Form 10-K, the Corporation initiated a firm-wide program (the "Year 2000 Program") to prepare its computer systems, applications and infrastructure for properly processing dates after December 31, 1999. The Corporation's Year 2000 Program is proceeding on schedule and it is the Corporation's expectation that it will have its firm-wide Year 2000 solution substantially in place by December 31, 1998, in accordance with regulatory guidelines.

     Based on the Federal Financial Institutions Examination Council ("FFIEC") guidelines, the Corporation's Year 2000 Program consists of the following phases related to technology:

  1) Awareness Phase - A strategic approach was developed to address the Year 2000 problem in mid 1996.
  2) Assessment Phase - Detailed plans and target dates were developed.
  3) Renovation Phase - This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes.
  4) Validation Phase - This phase includes testing and conversion of system applications.
  5) Implementation Phase - This phase includes a review of Year 2000 compliance and user acceptance.

     The Awareness Phase and Assessment Phase have been completed. As of September 30, 1998, the Renovation Phase and Validation Phase are substantially complete. Completion of the Renovation Phase is expected by the end of the fourth quarter of 1998. The Corporation expects the Validation and Implementation phases to continue through the first quarter of 1999. Although the priority given to Year 2000 issues may cause other technology projects to be deferred, the deferral of these other projects is not expected to have a material impact on the Corporation's business or operational controls.

     The Corporation's Year 2000 Program includes a Business Support Group that addresses Year 2000 issues not directly related to technology. This group, which includes representatives from various areas of the Corporation, has subgroups and task forces working on the following programs.

     Facilities Program - This program deals with infrastructure components, including all applicable embedded systems, that are used in a facility (e.g. elevators, HVAC, generators, security systems, etc.) and third party provided facilities or services (utilities, landlord services, etc.). The facilities assessment and inventory phases were completed in 1997. Third party service provider assessment was begun in mid 1998. The Corporation expects to be substantially complete, including independent testing by qualified third party specialists, with the remediation and testing of critical facility systems by the end of 1998. The remaining remediation and testing of critical facility systems and the assessment of critical service providers will be complete by the end of the first quarter 1999.

     Counterparty Assessment Program - This program addresses the Year 2000 readiness of counterparties. Counterparty Year 2000 assessment has been incorporated into the standard credit process. At September 30, 1998, the Corporation had substantially completed its initial assessment of the Year 2000 readiness of its material customers in accordance with FFIEC guidelines. The counterparty assessment program is an ongoing process, which will continue for the balance of 1998, throughout 1999, and for as long as necessary thereafter.

     Critical Vendor/Service Provider Program - This program assesses the Year 2000 readiness of the Corporation's critical vendors and service providers, as well as contractual issues. These third parties are providers in such areas as telecommunications, hardware and software, office equipment and market data as well as correspondent financial services. Risk mitigation actions are in the process of being identified for any critical vendor/service provider deficient in its Year 2000 readiness.

     The Corporation is continuing to communicate with its significant obligors, counterparties, other credit clients, vendors and entities in which the Corporation holds a significant interest to determine the likely extent to which the Corporation may be affected by third parties' Year 2000 plans and target dates. In this regard, while the Corporation does not now expect a material loss as a result of the Year 2000 problem, there can be no guarantee that the systems of other companies and counterparties on which the Corporation relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Corporation's systems, would not have a material adverse effect on the Corporation.

     The Corporation is developing contingency plans in the event that external parties fail to achieve their Year 2000 plans by the targeted dates. The Corporation anticipates that beginning on January 1, 2000, Year 2000 related failures may result in sporadic disruption of communications, power, public transportation, or other external infrastructure worldwide that could compromise the timely performance of specific business functions and/or limit the flow of business opportunities across the organization.
It is unclear how long the period of disruption might last; there are likely to be considerable differences among various global locations. We intend to have contingency plans and crisis management teams in place to coordinate the Corporation's response to those events likely to present material risks to the Corporation, whether they occur in an isolated manner or on a country or more widespread basis. The Corporation plans to identify significant Year 2000 risks in the context of its core businesses from both internal and external failures, assess their probability of occurrence and take the necessary actions to mitigate the risks. This process is currently underway, but there can be no assurance that any such contingency plans will fully mitigate the effects of any third-party failure.

     Based on information currently available, the Corporation expects its Year 2000 expenditures for 1998 and over the next two years to be approximately $220 million to $260 million. The Corporation previously estimated the expenditures to be approximately $180 million to $230 million. The principal reasons for the increase are the greater cost than originally anticipated of achieving the desired rigor of testing in 1998 and 1999, and an expanded focus on Year 2000 risk management efforts across the entire Corporation. A significant portion of these expenditures are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources. The Corporation incurred approximately $33 million for the third quarter of 1998 and $108 million for the nine months ended September 30, 1998 for Year 2000 expenditures.

     The costs of the Year 2000 Program and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's current estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.


EUROPEAN ECONOMIC & MONETARY UNION ("EMU")

     The Corporation is also engaged in a global effort to manage operational and other business issues potentially arising from the introduction of the Economic & Monetary Union (EMU). EMU is scheduled to start on January 1, 1999 and will result in the creation of a new single currency, the euro, for eleven countries in the European Community. A global EMU program was set up in 1997 to manage, track and report on the Corporation's worldwide effort with the goal of ensuring a smooth transition across the full range of products and services offered by the Corporation.

     Based on information currently available, the Corporation expects its EMU expenditures for 1998-2000 to be in the range of $93 million to $115 million. The Corporation incurred approximately $19 million for the third quarter of 1998 and $37 million for the nine months ended September 30, 1998 for EMU expenditures. A significant portion of these costs are not likely to be incremental costs to the Corporation, but rather represent the redeployment of existing operations and information technology resources.

     The work necessary to prepare for the transition to the euro is currently on schedule for timely completion. The Corporation has performed significant remediation to its IT systems and will implement changes in operating practice. The Corporation has undertaken substantial testing of systems and procedures and is undergoing several bankwide conversion dress rehearsals as part of its preparation for the conversion weekend of January 1-3, 1999. The Corporation is also participating in industry-wide testing initiatives.

     Success in the conversion to the euro is vital to ensure that the Corporation can provide a full set of products and services in January 1999. In this regard, while the Corporation does not have a current expectation of any material loss as a result of EMU, there can be no guarantee that third parties on which the Corporation relies will achieve full EMU readiness. Such third parties include software developers, information providers, exchanges, correspondent banks and securities depositories, clients and other counterparties.

     In order to mitigate these risks, the Corporation is monitoring progress of external parties and developing contingency plans in the event that external parties fail to achieve EMU readiness, but there can be no assurance that any such contingency plans will fully mitigate the effects of any such failure.


EARNINGS PER COMMON SHARE

     Basic earnings per common share amounts were computed by subtracting from net income the dividend requirements on preferred stock to arrive at net income applicable to common stockholders and dividing this amount by the average number of common shares outstanding during the period. The average number of common shares outstanding is the sum of the average number of shares of common stock outstanding and undistributed vested shares awarded under deferred stock plans.

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

     The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

                                         Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
                                           1998      1997      1998   1997

Numerator
  Net income (loss)                     $(488)      $246    $(102)   $659
  Preferred stock dividends                (6)      (11)      (26)   (37)
  Numerator for basic earnings (loss)
    per share - net income (loss)
    applicable to common stockholders    (494)       235     (128)    622
  Effect of dilutive securities
    Convertible subordinated debentures      -         -         -      2
    Numerator for diluted earnings
    (loss) per share - net income (loss)
    applicable to common stockholders
    after assumed conversions           $(494)      $235    $(128)   $624
Denominator
  Denominator for basic earnings (loss)
    per share - weighted average shares
    outstanding                         99.299   100.773  100.529 100.420
  Effect of dilutive securities (1)
    Options                                  -     1.495         -  1.455
    Convertible subordinated debentures      -     2.482         -  2.862
    Deferred stock                           -     2.699         -  2.108
  Dilutive potential common shares           -     6.676         -  6.425
    Denominator for diluted earnings
    (loss) per share - adjusted weighted
    -average shares after assumed
    conversions                         99.299   107.449 100.529  106.845

Basic earnings (loss) per share        $(4.98)     $2.33   $(1.28)  $6.20

Diluted earnings (loss) per share      $(4.98)     $2.19   $(1.28)  $5.85

(1) Due to a loss for the three month and nine month periods ended
    September 30, 1998, no incremental shares are included in the diluted EPS calculation because the effect would be antidilutive.

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                             CONDENSED AVERAGE BALANCE SHEETS
                                                         (in millions)
                                                 3rd Qtr  2nd Qtr   4th Qtr
                                                 1998      1998      1997
ASSETS
 Interest-earning
  Interest-bearing deposits with banks       $  2,734  $  4,112  $  6,211
  Federal funds sold                            3,883     4,237     4,950
  Securities purchased under resale
   agreements                                  27,911    26,501    23,074
  Securities borrowed                          26,582    28,660    16,588
  Trading assets                               32,570    32,228    30,447
  Securities available for sale
    Taxable                                    10,790    11,778     6,876
    Exempt from federal income taxes            1,955     1,739     1,237
Total securities available for sale            12,745    13,517     8,113
  Loans
    Domestic offices                           12,151    11,474    10,800
    Foreign offices                            11,021    11,023     9,580
Total loans                                    23,172    22,497    20,380
Customer receivables                            1,712     1,612     1,612
Total interest-earning assets                 131,309   133,364   111,375
 Noninterest-earning
  Cash and due from banks                       2,682     2,475     1,476
  Noninterest-earning trading assets           30,669    27,670    25,356
  All other assets                             11,927    11,373    10,694
  Allowance for credit losses                 (1,032)   (1,004)     (979)
Total                                        $175,555  $173,878  $147,922

LIABILITIES
 Interest-bearing
  Interest-bearing deposits
    Domestic offices                         $ 21,840   $24,811  $ 21,881
    Foreign offices                            18,685    20,339    20,966
Total interest-bearing deposits                40,525    45,150    42,847
  Trading liabilities                           9,660     8,754     5,587
  Securities loaned and securities sold
   under repurchase agreements                 34,481    34,834    24,200
  Other short-term borrowings                  24,230    22,873    20,078
  Long-term debt                               18,567    16,830    13,050
  Trust preferred capital securities            1,463     1,474     1,472
Total interest-bearing liabilities            128,926   129,915   107,234
 Noninterest-bearing
  Noninterest-bearing deposits                  4,730     4,310     3,366
  Noninterest-bearing trading liabilities      25,790    22,753    20,803
  All other liabilities                        10,652    10,862    10,591
Total liabilities                             170,098   167,840   141,994

PREFERRED STOCK OF SUBSIDIARY                     304       304         -

STOCKHOLDERS' EQUITY
 Preferred stock                                  445       593       688
 Common stockholders' equity                    4,708     5,141     5,240
Total stockholders' equity                      5,153     5,734     5,928
Total                                        $175,555  $173,878  $147,922

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale, which includes minority interest, are as follows.

                                  September 30,     June 30,   December 31,
(in millions)                              1998         1998        1997
Fair value                              $11,421      $12,105      $8,081
Amortized cost                           11,685       12,238       8,128
Excess of amortized cost over
 fair value*                           $  (264)     $  (133)     $  (47)

* Components:
    Unrealized gains                    $   135      $   126      $  128
    Unrealized losses                     (399)        (259)       (175)
                                       $  (264)     $  (133)     $  (47)



                              Preferred Stock

     On August 17, 1998, the Corporation redeemed all 3,967,397 depositary shares of its 7.50% Cumulative Preferred Stock, Series P. The shares were redeemed at a redemption price of $25 per depositary share plus accrued and unpaid dividends to the redemption date.

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                    At September 30,        Average During
                                         1998                3rd Qtr. 1998
                                            (Liabil-               (Liabil-
(in millions)                       Assets    ities)         Assets  ities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                   $ 28,932 $(26,536)       $ 24,063 $(21,498)
Interest Rate Contracts
  Forwards                             269     (261)            309     (300)
  Options purchased                  2,273                    1,440
  Options written                            (2,318)                  (1,524)
Foreign Exchange Rate Contracts
  Spot and Forwards                 15,235  (14,964)         13,098  (13,485)
  Options purchased                  1,406                    1,649
  Options written                            (1,205)                  (1,382)
Equity-related contracts             4,624   (5,109)          4,958   (6,022)
Commodity-related and other contracts  679     (641)            898     (871)

Exchange-Traded Options
Interest Rate                            7       (9)              7      (10)
Foreign Exchange                        35      (26)             36      (30)
Commodity                                -         -              4       (2)
Equity                                 744     (488)            749     (471)
Total Gross Fair Values             54,204  (51,557)         47,211  (45,595)
Impact of Netting Agreements      (34,826)    34,826       (28,989)    28,989
Less Allowance for Credit Losses     (295)         -          (357)       -

                               $ 19,083(1)                  $17,865

                                          $(16,731)(1)              $(16,606)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                     At December 31,        Average During
                                          1997              4th Qtr. 1997
                                            (Liabil-               (Liabil-
(in millions)                       Assets    ities)         Assets  ities)
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

(1) As reflected on the balance sheet in "Trading Assets and "Trading Liabilities."


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

     Total net end-user derivative unrealized gains were $530 million at September 30, 1998 compared with an unrealized gain of $223 million at December 1997. The $307 million increase was primarily due to a decrease in interest rates.

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


                                                  Other          Net invest-
                                                 short-          ments in
              Securities             Interest-     term  Long-   foreign
(in millions) available        Other  bearing   borrow-  term    subsi-
Sept 30, 1998 for sale   Loans assets deposits     ings  debt(1) diaries Total

Interest Rate Swaps
  Pay Variable
   Unrealized Gain $ 32  $  10    $ 1    $ 237     $ 33 $ 770      $ - $1,083
   Unrealized (Loss) -     (10)     -      (33)     (21)  (40)       -   (104)
Pay Variable Net     32      -      1      204       12   730        -    979
Pay Fixed
   Unrealized Gain    2      1      -        2        -     -        -      5
   Unrealized (Loss) (144)(120)    (3)     (79)     (17)  (69)       -   (432)
Pay Fixed Net      (142)  (119)    (3)     (77)     (17)  (69)       -   (427)
Total Unrealized
   Gain             34      11      1      239       33   770        -  1,088
Total Unrealized
   (Loss)         (144)   (130)    (3)    (112)     (38) (109)       -   (536)
Total Net        $(110)  $(119)   $(2)    $127     $ (5) $ 661     $ -   $552

Forward Rate Agreements
  Unrealized Gain $  -    $  -    $ -      $ -     $  - $   -      $ -    $ -
  Unrealized (Loss)  -       -      -      (1)        -     -        -     (1)
Net               $  -    $  -    $ -     $(1)     $  - $   -      $ -    $(1)

Currency Swaps and Forwards
  Unrealized Gain $  -     $ -    $ -     $ 5      $ 5   $ 51     $ 20   $ 81
  Unrealized (Loss) (15)     -    (2)      (2)      (1)   (29)     (49)   (98)
Net                $(15)   $ -   $(2)     $ 3      $ 4   $ 22     $(29)  $(17)

Other Contracts (2)
  Unrealized Gain  $ -     $ -    $ -       $1      $ -   $ -      $ -    $ 1
  Unrealized (Loss) (3)      -    (2)        -        -     -        -     (5)
Net                $(3)     $-   $(2)       $1      $ -   $ -      $ -    $(4)

Total Unrealized
 Gain            $  34   $  11    $ 1    $ 245     $ 38 $ 821     $ 20  $1,170
Total Unrealized
 (Loss)           (162)   (130)    (7)    (115)     (39) (138)     (49)   (640)
Total Net        $(128)  $(119)   $(6)    $130     $ (1) $ 683    $(29)  $ 530

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

Interest Rate Swaps
  Pay Variable
   Unrealized Gain $ 3   $  8    $ -    $ 61     $ 20  $ 524     $  -   $ 616
   Unrealized (Loss) -     (3)     -     (13)     (27)   (94)       -    (137)
Pay Variable Net     3      5      -      48      (7)    430        -     479
Pay Fixed
   Unrealized Gain   2      1      -      32       11      3        -      49
   Unrealized (Loss)(51) (184)     -     (42)     (30)   (25)       -    (332)
Pay Fixed Net      (49)  (183)     -     (10)     (19)   (22)       -    (283)
Total Unrealized
   Gain              5      9      -      93       31    527        -     665
Total Unrealized
   (Loss)          (51)  (187)     -     (55)     (57)  (119)       -    (469)
Total Net         $(46) $(178)   $ -     $38     $(26) $ 408     $  -   $ 196

Forward Rate Agreements
  Unrealized Gain $  -    $  -   $ -     $  -      $ - $   -     $  -    $ -
  Unrealized (Loss)  -       -     -      (1)        -     -        -      (1)
Net               $  -    $  -   $ -    $ (1)      $ - $   -     $  -    $ (1)

Currency Swaps and Forwards
  Unrealized Gain $ 14    $  6    $ 2   $ 25     $ 34   $ 36     $ 40   $ 157
  Unrealized (Loss)  -       -     -       -      (16)   (63)     (46)   (125)
Net               $ 14    $  6    $ 2   $ 25     $ 18  $ (27)    $ (6)  $  32

Other Contracts (2)
  Unrealized Gain  $ -    $  1    $ -   $  -      $ - $   -     $  -    $   1
  Unrealized (Loss) (4)      -     (1)     -        -     -        -       (5)
Net                $(4)   $  1    $(1)  $  -      $ - $   -     $  -     $ (4)

Total Unrealized
 Gain             $ 19    $ 16    $ 2    $118     $65  $ 563    $ 40    $ 823
Total Unrealized
 (Loss)            (55)   (187)    (1)    (56)    (73)  (182)    (46)    (600)
Total Net         $(36)  $(171)   $ 1    $ 62    $ (8) $ 381    $ (6)   $ 223

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


At September 30, 1998
Notional
Amount               Paying Variable              Paying Fixed
Maturing       Notional  Receive     Pay  Notional Receive     Pay    Total
In:              Amount     Rate     Rate   Amount   Rate     Rate  Notional


1998            $34,335    5.63%    5.81%   $2,727   5.84%    5.87%  $37,062

1999-2000        40,214    5.82     5.65     7,525    5.59    6.12    47,739

2001-2002         4,003    6.02     5.27     1,783    4.65    6.98     5,786

2003 and
  thereafter      9,419    6.52     5.22     2,628    4.82    5.73    12,047
Total           $87,971                    $14,663                  $102,634

     All rates were those in effect at September 30, 1998. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



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

REGULATORY CAPITAL

     The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's ("FRB") risk-based capital guidelines address the capital adequacy of bank holding companies and banks (collectively, "banking organizations"). These guidelines include a definition of capital, a framework for calculating risk-weighted assets, and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualified capital by its risk-weighted assets. The FRB also has a minimum leverage ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banking organizations. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets. The Corporation's 1997 Annual Report on Form 10-K, on pages 20 and 59, provide a detailed discussion of these guidelines and regulations.

     Based on their respective regulatory capital ratios as of September 30, 1998, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the applicable regulations.

     The capital ratios for the Corporation and BTCo are presented below:

                                                       FRB
                                                       Minimum   To Be Well
                                                       for       Capitalized
                       Actual as of  Actual as of      Capital     Under
                      September 30,  December 31,      Adequacy  Regulatory
                               1998          1997      Purposes  Guidelines
Corporation
  Risk-Based Capital Ratios
    Tier 1 Capital            7.09%       8.27%        4.00%        6.00%
    Total Capital            13.32%      14.11%        8.00%       10.00%

  Leverage Ratio              2.95%       4.41%        3.00%          N/A


BTCo
  Risk-Based Capital Ratios
    Tier 1 Capital           10.44%       8.96%        4.00%        6.00%
    Total Capital            14.56%      12.33%        8.00%       10.00%

  Leverage Ratio              5.32%       5.39%  3.00%-5.00%        5.00%

N/A - Not applicable

     The following are the essential components of the risk-based capital ratios for the Corporation and BTCo.

                                                Actual as of  Actual as of
                                               September 30,  December 31,
(in millions)                                           1998          1997
Corporation
  Tier 1 Capital                                     $ 5,105     $ 6,431
  Tier 2 Capital                                       4,089       4,138
  Tier 3 Capital                                         400         400
Total Capital                                         $9,594     $10,969

Total risk-weighted assets                           $72,018     $77,726

BTCo
  Tier 1 Capital                                      $6,834     $ 5,999
  Tier 2 Capital                                       2,697       2,262
Total Capital                                         $9,531     $ 8,261

Total risk-weighted assets                           $65,449     $66,975

     Comparing September 30, 1998 to December 31, 1997, the Tier 1 and Total Capital ratios for the Corporation decreased 118 basis points and 79 basis points, respectively. These declines were driven primarily by the impact on Tier 1 Capital of the third quarter net loss and the increase in goodwill related to the acquisition of the NatWest Markets' European equities business, with Total Capital also impacted by preferred stock redemptions. This decline in Tier 1 and Total Capital was partially offset by a significant reduction in risk-weighted assets.

     The Leverage ratio for the Corporation decreased by 146 basis points due to the aforementioned decline in Tier 1 Capital and an increase in adjusted quarterly average assets. The September 30, 1998 adjusted quarterly average asset figure includes the effects of higher balances that were in place earlier in the quarter. Using period-end total assets, which represents the starting point going into the fourth quarter, the Leverage ratio was 3.32%.

     Tier 1 and Total Capital ratios for BTCo increased 148 basis points and 223 basis points, respectively, as a result of an increase in Tier 1 Capital of $835 million and Total Capital of $1.3 billion, and a decrease in risk-weighted assets of $1.5 billion. The increase in Tier 1 and Total Capital was primarily due to the issuance of common and preferred stock, partially offset by the third quarter net loss and the increase in goodwill related to the acquisition of NatWest Markets' European equities business. The Leverage ratio for BTCo decreased by 7 basis points as a result of an increase in adjusted quarterly average assets partly offset by the increase in Tier 1 Capital.

RISK MANAGEMENT

     Market risk is the risk of losses in the value of the Corporation's portfolio due to movements in market prices and rates. Market risk arises from the Corporation's investment, trading, and client activities. This section discusses changes in the Corporation's market-risk profile as characterized by the quantitative information presented on pages 22 to 25 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("Annual Report").

     The effective management of market risk continues to be a key focus for the Firm. In addition to regular stress tests and scenario analyses, an important component of this process for managing market risk is the probabilistic assessment of potential losses. The Corporation uses a Value at Risk methodology based on Monte Carlo simulation to make this assessment. One output of this probabilistic model is the ten-day value at risk with the Monte Carlo model calibrated to regulatory standards. Under this calibration, the ten-day value at risk is the potential loss in fair value that would be exceeded one percent of the time if that portfolio were held unchanged for ten days. Table 1 shows how this summary measure of risk has changed since 1997 for the set of financial assets and liabilities whose values are functions of market traded variables irrespective of accounting intention. Table 2 shows the same information for the subset of these positions that appear as Trading Assets on the Corporation's balance sheet.

Table 1
BT Corporation Total Ten-day Value at Risk
(in millions)

                                   Nine Months
                             1997         1998  December 31,  September 30,
Risk Class                Average*     Average          1997           1998
Interest Rate              $104.0       $108.7        $ 94.3       $ 65.4
Currency                     28.1         39.0          33.1         21.6
Equity                       66.1         86.3          87.1         73.3
Commodity                     5.2          4.2           6.0          2.5
Diversification             (46.6)      (69.6)        (61.1)        (50.4)
Overall Portfolio          $156.8       $168.6        $159.4       $112.4

* The positions of Alex. Brown are included commencing September 1, 1997. Prior to September 1, 1997, detailed risk information in the format required for the computation of the one-day value at risk is not available.


Table 2
BT Corporation Trading Ten-Day Value at Risk
(in millions)

                                   Nine Months
                             1997         1998  December 31,   September 30,
Risk Class                Average*     Average          1997            1998
Interest Rate              $ 54.5       $ 61.9        $ 62.9       $ 33.5
Currency                     25.8         38.7          32.4         19.1
Equity                       39.0         61.2          67.3         29.2
Commodity                     5.2          4.2           6.0          2.5
Diversification             (41.1)      (54.0)        (53.0)        (34.4)
Overall Portfolio          $ 83.4       $112.0        $115.6       $ 49.9

* The positions of Alex. Brown are included commencing September 1, 1997. Prior to September 1, 1997, detailed risk information in the format required for the computation of the one-day value at risk is not available.

     Table 1 shows that, on average, the Corporation had maintained a relatively consistent overall exposure to market risk for the 21 months ending in September 1998. Table 2, which presents the portion of market risk that is related to trading activities, shows that the average ten-day value at risk during 1998 had remained almost unchanged from 1997 year-end levels. However, in response to recent market turbulence, the Corporation quickly and significantly reduced its exposure to market risk from these average levels and 1997 year-end levels. By September 30, 1998 the Corporation had reduced its total ten-day value at risk by 33 percent from average levels for the nine months ended September 30, 1998. Furthermore, the reduction for trading-related market risk was 55 percent from average levels for the nine months ended September 30, 1998. The reductions in trading-related market risk occurred in all risk classes (interest rate, currency, equity, and commodity) and illustrate the Corporation's ability to change its risk profile quickly in response to changing market conditions.

     Recent market disturbances have resulted in several extreme market moves. On five days during the quarter ended September 30, 1998, the Corporation experienced losses that exceeded its one-day, one-percent, value-at-risk statistic for trading account positions. However, over a three-year period, the number of occasions on which daily losses exceeded the one-day value at risk was one percent, as would be expected for this statistic. On no occasions did the daily losses exceed the ten-day value at risk estimates, which are used for calculating regulatory capital. The statistical data reported above provide useful summary measures of the Corporation's market-related risk profile and changes in that profile.


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

     One of the Corporation's principal liquidity strengths is its stock of highly liquid assets. An important component of these liquid assets is the "liquidity warehouse" and the aggregate warehouse size relative to maturing liabilities. The "liquidity warehouse" is defined as liquid assets which are under the direct control of the Treasury/Funding area and which can be liquidated immediately at current market value.

                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at September 30, 1998 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval
                                                             Non-
                                                        interest-
(in billions)             Within     1 - 5      After     bearing
September 30, 1998        1 year     years    5 years       funds   Total
Assets                   $ 100.9    $  6.1      $ 6.9      $ 42.4 $ 156.3
Liabilities, preferred
 stock of subsidiary and
 preferred stock           (94.0)     (8.6)      (7.2)      (42.2) (152.0)
Common stockholders'
  equity                       -         -          -        (4.3)   (4.3)
Effect of off-balance sheet
 hedging instruments        (4.7)      3.0        1.7           -      -
Interest rate sensitivity
 gap                      $  2.2    $  0.5      $ 1.4      $ (4.1) $   -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                            September 30,   December 31,
                                                     1998           1997
CASH BASIS LOANS
  Domestic
    Commercial and industrial                        $ 59           $ 49
    Secured by real estate                             78             92
Total domestic                                        137            141
  International
    Commercial and industrial                          88             65
    Secured by real estate                             18             25
    Other                                              14              9
Total international                                   120             99
Total cash basis loans                               $257           $240

Ratio of cash basis loans to total gross loans        1.1%           1.2%

Ratio of allowance for credit losses to cash
 basis loans (1)                                     260%           291%

RENEGOTIATED LOANS                                    $26            $25

OTHER REAL ESTATE                                    $122           $194

OTHER NONPERFORMING ASSETS (primarily trading)       $375            $38

Loans 90 days or more past due and still
 accruing interest                                     $-             $-

(1) Ratio was computed using the allowance for credit losses that had been allocated to loans of $667 million and $699 million at September 30, 1998 and December 31, 1997, respectively.

     An analysis of the changes in the Corporation's total cash basis loans during the first nine months of 1998 follows (in millions).


Balance, December 31, 1997                                         $ 240
Net transfers to cash basis loans                                    166
Net transfers to other real estate                                   (2)
Net paydowns                                                        (50)
Charge-offs                                                         (81)
Other                                                               (16)
Balance, September 30, 1998                                         $257


     The Corporation's total cash basis loans amounted to $257 million at September 30, 1998, up $17 million, or 7 percent, from December 31, 1997.

     Within cash basis loans, loans secured by real estate were $96 million and $117 million at September 30, 1998 and December 31, 1997, respectively. Commercial and industrial loans to highly leveraged borrowers were $57 million and $41 million at September 30, 1998 and December 31, 1997, respectively.

     Other nonperforming assets (excluding other real estate and renegotiated loans) at September 30, 1998 were $375 million, up from $38 million at December 31, 1997. This increase is mainly due to swaps with Asian counterparties, primarily Indonesian. Other nonperforming assets decreased $72 million from the June 30, 1998 level of $447 million. The decrease in the current quarter was primarily due to charge-offs.

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


                                                         Nine Months Ended
                                                           September 30,
 (in millions)                                          1998        1997
Domestic Loans
 Gross amount of interest that would have
  been recorded at original rate                          $7         $14
 Less, interest, net of reversals, recognized
  in interest revenue                                      2           3
Reduction of interest revenue                              5          11
International Loans
 Gross amount of interest that would have
  been recorded at original rate                           7           4
 Less, interest, net of reversals, recognized
  in interest revenue                                      3           -
Reduction of interest revenue                              4           4
Total reduction of interest revenue                       $9         $15

HEDGE FUND EXPOSURES

     In light of recent public attention surrounding hedge funds, the Corporation is providing the following information about its hedge fund activities. The amount owed to the Firm by hedge funds under foreign exchange and derivative contracts was $834 million at September 30, 1998. This entire amount is under daily mark-to-market agreements that require cash or U.S. Treasury securities as collateral. All collateral calls under these agreements have been met. In addition, outstanding loans and commitments to hedge funds not covered by collateral agreements were approximately $40 million. In September 1998, the Corporation made a $300 million equity investment in Long-Term Capital Management, L.P. in connection with the recapitalization of that entity. In addition, as of September 30, 1998 the Corporation had approximately $225 million of proprietary equity investments in approximately 50 other hedge funds with no single investment larger than $20 million. The Corporation also finances trading positions for hedge funds through reverse repurchase agreements, all of which are fully collateralized. Also the Corporation structures for other clients, principally large pension funds, certain transactions that facilitate their investments in hedge funds. The Corporation's credit risk in these structures lies with the client investor and not with the hedge fund.

EMERGING MARKETS CROSS-BORDER EXPOSURES(1)

                                                         % Change from
                           September 30,   December 31,   December 31,
($ in billions)                     1998           1997           1997
Korea, Republic of                  $1.0           $1.6        (38)%
Indonesia                            0.6            1.3        (54)%
Hong Kong                            0.3            1.0        (70)%
Thailand                             0.3            0.6        (50)%
Malaysia                             0.1            0.3        (67)%
Other(2)                             1.0            1.1         (9)%
Total Emerging Asia                 $3.3           $5.9        (44)%


Brazil                              $0.9           $1.9        (53)%
Mexico                               0.8            1.0        (20)%
Argentina                            0.6            0.8        (25)%
Venezuela                            0.1            0.3        (67)%
Other(3)                             0.6            0.8        (25)%
Total Latin America                 $3.0           $4.8        (38)%

Russian Federation                  $0.3           $1.1        (73)%

Total                               $6.6          $11.8        (44)%

As % of Total Assets                 4.2%           8.4%

(1) Based on FFIEC instructions. Shown by country of ultimate risk. Excludes local country claims on local residents.
(2) Includes Peoples Republic of China, Republic of Taiwan, India, Philippines, Singapore and Sri Lanka.
(3) Includes Chile, Colombia, Peru, Ecuador, Nicaragua, Panama and Uruguay.

     At September 30, 1998, the Corporation's Emerging Markets cross-border exposures to Asia, Latin America and Russia were $6.6 billion, down 44 percent from $11.8 billion at December 31, 1997.

ACCOUNTING DEVELOPMENTS

     As of January 1, 1998, the Corporation adopted Statement of Financial Acounting Standards ("SFAS") 127 which had deferred for one year the effective date of some portions of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The deferred provisions related to collateral, repurchase agreements, dollar-rolls, securities lending and similar transactions. The adoption as of January 1, 1998 of the deferred portions of SFAS 125 did not have a material impact on the Corporation's net income, stockholders' equity or total assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" on page 34 for Quantitative and Qualitative Disclosures About Market Risk.


FORWARD LOOKING STATEMENTS

     Certain sections of this report contain forward looking statements and can be identified by the use of such words as "anticipates," "expects," and "estimates," and similar expressions. See "Year 2000 Readiness Disclosure" and "European Economic & Monetary Union." These statements are subject to certain risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the current statements. See also "Important Factors Relating to Forward Looking Statements" contained in the Corporation's Annual Report.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust Corporation filed four reports on Form 8-K during the quarter ended September 30, 1998.

         - The report filed July 24, 1998, filed the Corporation's Press Release dated July 23, 1998, which announced earnings for the quarter ending June 30, 1998.

         - The report dated and filed September 1, 1998, announced certain financial information with respect to its 1998 third quarter-to -date trading results.

         - The report dated and filed on September 16, 1998, announced certain financial information with respect to certain of its Cross-Border outstandings at August 31, 1998.

         - The report filed October 1, 1998, filed the Corporation's announcement dated September 30, 1998 regarding amounts owed to it by hedge funds under foreign exchange and derivative contracts.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 1998.


                                   BANKERS TRUST CORPORATION



                                   BY: /S/ DAVID C. FISHER
                                           DAVID C. FISHER
                                           Controller and Principal
                                           Accounting Officer

                         BANKERS TRUST CORPORATION
                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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