Form 10-K
period 1998-12-31
BANKERS TRUST CORP
filed 1999-03-23
CIK 9749

BANKERS TRUST CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

Pages 1-11 represent portions of the 1998 Annual Report to Stockholders which are not required by the Form 10-K report and are not "filed" as part of the Form 10-K.

The Form 10-K cover page and cross reference index are on pages 108 and 109, respectively.

Table 1 Five-Year Summary of Selected Financial Data

------------------------------------------------------------------------------------------------------------------------------------
($in millions, except per share data)                  1998             1997             1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
For the Year

  Net interest revenue                          $     1,372      $     1,359      $     1,057      $       884      $     1,216
  Noninterest revenue                                 3,757            4,861            4,117            3,129            3,013
  Net income (loss)                             $       (73)     $       866      $       766      $       311      $       686
====================================================================================================================================
Per Common Share

  Basic Earnings (Loss) Per Share               $     (1.05)     $      8.15      $      7.12      $      2.62      $      6.61
  Diluted Earnings (Loss) Per Share             $     (1.05)     $      7.66      $      6.76      $      2.54      $      6.34
  Cash dividends declared                       $      4.00      $      4.00      $      4.00      $      4.00      $      3.70
    --as a percentage of net income                     N/M               52%              59%             157%              63%
  Book value, end of year                             42.66            49.06            49.21            45.73            47.74
  Market price
    High                                                136 7/16         133 5/8           90 7/8           72               84 5/8
    Low                                                  45               74               61               49 3/4           54 3/4
    End of year                                          85 7/16         112 7/16          86 1/4           66 1/2           55 3/8
  Price/earnings ratio, end of year                     N/M             13.8x            12.1x            25.4x             8.4x
  Cash dividend yield, end of year                      4.7%             3.6%             4.6%             6.0%             7.2%

At Year End

  Total assets                                  $   133,115      $   140,102      $   122,543      $   106,199      $    98,362
  Long-term debt not included in
    risk-based capital                               14,890           11,275            8,732            7,127            4,317
  Long-term debt included in
    risk-based capital                                3,113            3,312            2,576            2,360            2,225
  Mandatorily redeemable capital securities
    of subsidiary trusts holding solely
    junior subordinated deferrable interest
    debentures included
    in risk-based capital                             1,420            1,472              730               --               --
  Preferred stock of subsidiary                          --               --              250              250              250
  Preferred stock (Corporation)                         394              658              810              865              395
  Common stockholders' equity                         4,302            5,050            5,068            4,608            4,682
  Total stockholders' equity                          4,696            5,708            5,878            5,473            5,077

Profitability Ratios
  Return on average common stockholders'
    equity                                              N/M             15.6%            14.5%             5.7%            14.0%
  Return on average total stockholders'
    equity                                              N/M             14.6%            13.3%             5.9%            13.4%
  Return on average total assets                        N/M              .63%             .63%             .28%             .65%

Capital Ratios
  Common stockholders' equity to total
    assets, end of year                                 3.2%             3.6%             4.1%             4.3%             4.8%
  Total stockholders' equity to total
    assets, end of year                                 3.5%             4.1%             4.8%             5.2%             5.2%
  Average total stockholders' equity
    to average total assets                             3.3%             4.4%             4.7%             4.7%             4.8%
  Bankers Trust Corporation:
    Risk-Based Capital Ratios
        Tier 1 Capital                                  7.5%             8.3%             9.3%             9.0%             9.5%
        Total Capital                                  13.6%            14.1%            13.8%            14.0%            14.8%
    Leverage Ratio                                      3.5%             4.4%             5.9%             5.4%             5.5%
  Bankers Trust Company:
    Risk-Based Capital Ratios
        Tier 1 Capital                                 10.5%             9.0%             9.3%             9.5%             9.9%
        Total Capital                                  13.4%            12.3%            12.9%            12.8%            12.9%
    Leverage Ratio                                      5.7%             5.4%             5.3%             5.1%             5.9%
Employees, at December 31
  In domestic offices                                11,005           10,585           11,055           10,137           10,545
  In foreign offices                                  9,536            8,070            6,881            6,365            6,314
------------------------------------------------------------------------------------------------------------------------------------
    Total                                            20,541           18,655           17,936           16,502           16,859
====================================================================================================================================

   N/M Not Meaningful


12 Bankers Trust Corporation and its Subsidiaries

                                FINANCIAL REVIEW


Management's discussion and analysis of Bankers Trust Corporation's results of operations and financial condition appears on pages 13 through 40. The discussion and analysis should be read in conjunction with the financial statements and supplemental financial data, which begin on page 42.

Proposed Merger with Deutsche Bank

On November 30, 1998, Deutsche Bank AG ("Deutsche Bank") and Bankers Trust Corporation entered into a definitive agreement under which Deutsche Bank will acquire all outstanding shares of Bankers Trust Corporation's common stock (the "Merger Agreement"). Each share of Bankers Trust Corporation's common stock, par value $1.00 per share ("BT Common Stock"), will be converted into the right to receive $93.00. The merger will be treated as a taxable purchase and sale of BT Common Stock for U.S. income tax purposes and will be accounted for under the purchase method. The merger, which is expected to be completed in the second quarter of 1999, is subject to the approval of shareholders representing two-thirds of Bankers Trust Corporation's common shares and of regulatory authorities in a variety of jurisdictions.

      On the day of the closing of the merger, the change-in-control ("COC") date, all employee deferred compensation amounts to the extent unvested will be vested in full. Bankers Trust Corporation will recognize such amounts, which are estimated to be approximately $500 million after-tax, as compensation expense on the COC date in the Consolidated Statement of Income. Employer contributions to individual employee retirement accounts will also vest, to the extent unvested, and remain in the employees' accounts. In addition, all bonus-eligible employees who are active employees of the Corporation on the date of COC will be eligible to receive a pro rata bonus paid in cash for that portion of the 1999 performance year ending on the COC date. The pro rata bonus will be based on the greater of an employee's total (cash and deferred stock) 1998 performance bonus or the employee's average total 1996, 1997 and 1998 performance bonus awards. Any 1999 performance bonus (which is awarded in the year 2000) will be reduced by the amount of such pro rata bonus. It is estimated that this pro rata payout will result in an after-tax charge of approximately $130 million to recognize the cash payment of bonuses that otherwise would have been awarded as deferred stock and amortized over a three-year vesting period.

      If the merger does not occur under certain circumstances, Deutsche Bank has an option to purchase up to approximately 19 million shares of BT Common Stock at a price, subject to certain adjustments, of $74.625 per share, pursuant to the stock option agreement dated November 30, 1998 entered into between Bankers Trust Corporation and Deutsche Bank (the "Option"). In the event that any additional shares of BT Common Stock are issued or otherwise become outstanding after the date of the stock option agreement, the number of shares of BT Common Stock subject to the Option shall be increased so that, after such issuance, such number equals 19.9 percent of the number of shares of BT Common Stock then issued and outstanding without giving effect to any shares subject or issued pursuant to the Option.

Results of Operations

Summary of 1998 Results

For the year 1998, Bankers Trust Corporation and Subsidiaries (the "Corporation," or the "Firm") reported a net loss of $73 million, or $1.05 diluted loss per share. For the year 1997, the Corporation earned $866 million, or $7.66 diluted earnings per share.

      For the year, total net revenue (net interest revenue after provision for credit losses related to loans plus noninterest revenue) of $5.089 billion was down $1.131 billion, from 1997 revenue of $6.220 billion. The decline was mainly attributable to emerging markets portfolios.

      Total noninterest expenses for the year increased $185 million, or 4 percent, from 1997. The current year reflects a $60 million fine to federal authorities and a $3.5 million payment to the State of New York as part of an agreement to resolve an investigation concerning inappropriate transfers of unclaimed funds and related record keeping problems that occurred between 1994 and early 1996. See "Litigation and Related Matters" on page 93. Salaries and commissions expense increased due to a rise in the average number of employees and higher annual salaries. Agency and other professional service fees also increased due to integration and continuing costs of the acquisition of NatWest Markets' European equities business.

      At December 31, 1998, total cash basis loans amounted to $392 million, up from $240 million at December 31, 1997. Excluding other real estate, other nonperforming assets (primarily derivatives) at December 31, 1998 were $250 million, up from $38 million at December 31, 1997.

Business Segments

At December 31, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures About Segments of an Enterprise and Related Information." Prior period amounts have been restated to conform with the requirements of SFAS 131. Management reports the results of operations of the Corporation principally through six broad business segments. Four business segments are organized around specific products and services: Investment Banking, Trading & Sales, Private Client Services Group and Global Institutional Services. Two additional business segments, Australia/New Zealand/International Funds Management and Emerging Markets Group, are organized to deliver these same types of financial products and services with the local expertise necessary to operate in these markets. Other business segments include the income and expenses of smaller businesses that are not included in the main business segments. Refer to Note 21 of Notes to Financial Statements for further discussion of the business segments' activities. Corporate Items include revenue and expenses that have not been allocated to business segments.


                               Bankers Trust Corporation and its Subsidiaries 13

The information presented below reflects the results by business segment (in millions):

                                                                            Total Non-                Pretax                    Net
Year Ended                                            Total Net               interest               Income/                Income/
December 31, 1998                                       Revenue               Expenses                (Loss)                  (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Investment Banking                                      $ 2,039                $ 1,660               $   379                $   249
Trading & Sales                                             781                    574                   207                    133
Emerging Markets Group:
  Latin America                                             340                    525                  (185)                  (121)
  Emerging Europe,
    Middle East & Africa                                   (120)                    88                  (208)                  (142)
  Asia                                                     (381)                   169                  (550)                  (356)
Private Client
  Services Group                                            695                    590                   105                     72
Global Institutional
  Services                                                1,076                    927                   149                     99
Australia/New Zealand/
  International Funds
  Management                                                631                    425                   206                    138
Other business segments                                      (1)                    44                   (45)                   (29)
-----------------------------------------------------------------------------------------------------------------------------------
Total Business Segments                                   5,060                  5,002                    58                     43
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Items                                              29                    164                  (135)                  (116)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                   $ 5,089                $ 5,166               $   (77)               $   (73)
===================================================================================================================================

                                                                            Total Non-               Pretax                    Net
Year Ended                                            Total Net               interest               Income/                Income/
December 31, 1997                                       Revenue               Expenses                (Loss)                  (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Investment Banking                                       $ 2,205               $ 1,501               $   704                $   493
Trading & Sales                                              692                   492                   200                    140
Emerging Markets Group:
  Latin America                                              660                   527                   133                     92
  Emerging Europe,
    Middle East & Africa                                     121                    93                    28                     20
  Asia                                                        80                   191                  (111)                   (80)
Private Client
  Services Group                                             665                   578                    87                     60
Global Institutional
  Services                                                 1,027                   898                   129                     92
Australia/New Zealand/
  International Funds
  Management                                                 574                   420                   154                    107
Other business segments                                       12                    61                   (49)                   (34)
-----------------------------------------------------------------------------------------------------------------------------------
Total Business Segments                                    6,036                 4,761                 1,275                    890
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Items                                              184                   220                   (36)                   (24)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $ 6,220               $ 4,981               $ 1,239                $   866
===================================================================================================================================

                                                                            Total Non-               Pretax                    Net
Year Ended                                            Total Net               interest               Income/                Income/
December 31, 1996                                       Revenue               Expenses                (Loss)                  (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Investment Banking                                       $ 1,711               $ 1,064               $   647                $   438
Trading & Sales                                              501                   465                    36                     25
Emerging Markets Group:
  Latin America                                              545                   434                   111                     75
  Emerging Europe,
  Middle East & Africa                                        72                    48                    24                     16
  Asia                                                       200                   137                    63                     43
Private Client
  Services Group                                             608                   521                    87                     60
Global Institutional
  Services                                                   858                   769                    89                     60
Australia/New Zealand/
  International Funds
  Management                                                 528                   338                   190                    128
Other business segments                                        2                    62                   (60)                   (41)
-----------------------------------------------------------------------------------------------------------------------------------
Total Business Segments                                    5,025                 3,838                 1,187                    804
-----------------------------------------------------------------------------------------------------------------------------------
Corporate Items                                              144                   200                   (56)                   (38)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                    $ 5,169               $ 4,038               $ 1,131                $   766
===================================================================================================================================

      Investment Banking 1998 net income of $249 million was $244 million lower than the $493 million earned in 1997. Losses related to widening credit spreads on high-yield debt securities contributed to the decline from the prior year. In addition, 1998 included charges related to the repositioning of its European equity businesses and integration costs associated with the acquisition of NatWest Markets' European equities business. The year-over-year decrease was partially offset by higher corporate finance fees and higher revenue from private equity investments. In 1997, Investment Banking net income was $493 million, up $55 million from 1996. The increase reflected higher revenue from corporate finance activities in addition to higher revenue from private equity investments.

      Trading & Sales 1998 net income of $133 million was $7 million lower than the $140 million earned in 1997. Widening credit spreads and increased market volatility in global equity markets in the third quarter of 1998 negatively impacted the current year. Higher revenue from client-related activities partially offset the above-mentioned items. Trading & Sales net income of $140 million in 1997 increased $115 million from 1996 primarily due to higher revenue from foreign exchange and arbitrage activities.

      Emerging Markets Group 1998 net loss was $619 million, compared to net income of $32 million in 1997. The 1998 net loss was primarily attributable to deteriorating credit conditions in Asia and charges to reduce the carrying amount of exposure of Russian Federation securities. The 1997 net income of $32 million compared to $134 million in 1996. The decrease was primarily due to the economic conditions in Asia.

      Latin America--Trading losses and losses on securities available for sale negatively impacted the current year. The 1997 results included a $37 million after-tax gain on the sale of fifty percent of the Corporation's stake in Consorcio, a Chilean insurance company. The 1996 results included a $22 million after-tax gain on the sale of Compensa, which was the smaller of the Corporation's two Chilean insurance subsidiaries.

      Emerging Europe, Middle East and Africa--Charges to reduce the carrying amount of exposure of Russian Federation securities negatively impacted the current year.

      Asia--The results for 1998 included losses on securities available for sale and trading losses resulting from the continuing weak economic conditions in the region. The 1997 results included mark-to-market losses on fixed income securities and swaps with Asian counterparties resulting from the market turmoil and widening credit spreads in Asia. In addition, in 1997 the Corporation recognized a decline in value for certain investments and took other credit-related charges in Southeast Asia.

      Private Client Services Group 1998 net income of $72 million increased $12 million from the $60 million earned in 1997. Higher global private banking commissions, higher fees for brokerage services and improved funds management revenue contributed to the increase. In 1997, net income of $60 million was unchanged from net income in 1996.

      Global Institutional Services 1998 net income of $99 million increased by $7 million from the $92 million earned in 1997. Improved revenue from corporate trust and agency services and cash management services contributed to this increase. The current year's


14 Bankers Trust Corporation and its Subsidiaries results also included a benefit from a contingency payment related to the 1997 sale of the Corporation's defined contribution recordkeeping and participant services business. In 1997, net income of $92 million increased $32 million from 1996 net income. The 1997 results, as compared to 1996, benefited from the acquisition of NationsBank's institutional trust business. The 1997 results also included a $41 million after-tax gain on the above-mentioned sale.

      Australia/New Zealand/International Funds Management 1998 net income of $138 million increased $31 million from the $107 million earned in 1997. The increase was due to strong sales and trading performance and improved revenue from funds management activities. Net income was $107 million in 1997, down $21 million from $128 million in 1996. The decline in net income from 1996 was mainly attributable to an increase in personnel-related costs as a result of higher staff levels offset partly by improved revenue from trading activities and fiduciary and funds management.

      Other business segments 1998 net loss was $29 million, compared to a net loss of $34 million in 1997. The 1997 net loss of $34 million compared to a net loss of $41 million in 1996.

Financial Reporting Matters

On January 1, 1998, the Corporation adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that a company classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the stockholders' equity section of a statement of financial position. All periods presented have been restated to conform with SFAS 130.

      At December 31, 1998, the Corporation adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders after the initial year of its application. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. All periods presented have been restated to conform with SFAS 131.

      At December 31, 1998, the Corporation adopted SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises and standardizes the disclosure requirements but does not change the measurement or recognition rules for pensions and other postretirement benefit plans.

      As used throughout this Annual Report, the term "International" signifies information based on the domicile of the customer, whereas the term "Foreign Office" refers to the location in which the transaction is recorded.

Statement of Income Analysis

Net Interest Revenue

Net interest revenue for 1998 was $1.372 billion, up $13 million from 1997. Net interest revenue for 1997 was $1.359 billion, up $302 million, or 29 percent from 1996.

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

      The Firm's nontrading-related net interest revenue, generally a more stable component of overall net interest revenue than trading-related net interest revenue, was $787 million in 1998, compared to $818 million in 1997.

      For the 1997 versus 1996 comparison, net interest revenue increased by $302 million due to a $264 million, or a 95 percent increase in trading-related net interest revenue, which totaled $541 million for 1997. Total nontrading-related net interest revenue was $818 million for 1997 compared to $780 million in 1996.

      In 1998, the interest rate spread was 1.02 percent compared to 1.09 percent in 1997. Net interest margin decreased to 1.16 percent from 1.33 percent. The yield on interest-earning assets declined by 11 basis points. The cost of interest-bearing liabilities declined by 4 basis points. Average interest-earning assets totaled $120.7 billion at December 31, 1998, up $16.3 billion from December 31, 1997. The increase was primarily attributable to increases in securities borrowed and securities available for sale. Average interest-bearing liabilities totaled $117.6 billion at December 31, 1998, up $17.5 billion from December 31, 1997. The increase was primarily attributable to a rise in securities sold under repurchase agreements, long-term debt and interest-bearing deposits in domestic offices.

      In 1997, the interest rate spread was 1.09 percent compared to .74 percent in 1996. Net interest margin increased to 1.33 percent from 1.13 percent. The yield on interest-earning assets rose by 17 basis points. The cost of interest-bearing liabilities declined by 18 basis points. Average interest-earning assets totaled $104.3 billion at December 31, 1997, up $9.0 billion from December 31, 1996. The increase was primarily attributable to increases in loans and securities borrowed. Average interest-bearing liabilities totaled $100.2 billion at December 31, 1997, up $10.8 billion from December 31, 1996. The increase was primarily attributable to a rise in interest-bearing deposits and other short-term borrowings.


                               Bankers Trust Corporation and its Subsidiaries 15

Table 2 Net Interest Revenue Analysis

The table below presents the Corporation's trend of net interest revenue, average balances and rates. For further details on these statistics, see pages 86 through 88.

-------------------------------------------------------------------------------
($in millions) Year Ended December 31,             1998        1997        1996
-------------------------------------------------------------------------------
Net interest revenue
Book basis                                     $  1,372    $  1,359    $  1,057
Tax equivalent adjustment*                           31          26          16
-------------------------------------------------------------------------------
Fully taxable basis                            $  1,403    $  1,385    $  1,073
===============================================================================
Average balances
Interest-earning assets                        $120,650    $104,334    $ 95,326
Interest-bearing liabilities                    117,637     100,154      89,336
-------------------------------------------------------------------------------
Earning assets financed by
noninterest-bearing funds                      $  3,013    $  4,180    $  5,990
===============================================================================
Average rates (fully taxable basis)
Yield on interest-earning assets                   6.90%       7.01%       6.84%
Cost of interest-bearing liabilities               5.88        5.92        6.10
-------------------------------------------------------------------------------
Interest rate spread                               1.02        1.09         .74
Contribution of noninterest-bearing funds           .14         .24         .39
-------------------------------------------------------------------------------
Net interest margin                                1.16%       1.33%       1.13%
===============================================================================

* The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments (which recognize the income tax savings on tax-exempt assets) was 41 percent for 1998, 41 percent for 1997 and 42 percent for 1996.

Provision for Credit Losses--Loans

The provision for credit losses related to loans amounted to $40 million for 1998, compared with no provision for 1997 and $5 million in 1996. A discussion of the Corporation's allowance for credit losses--loans appears on page 31.

Trading Revenue

Trading revenue is generated by both client-related activities and proprietary activities. These activities include the Firm's dealer business of providing risk management products for clients, including derivatives such as swaps, options, forwards and other similar types of contracts. In addition, these activities include the trading of U.S. government and agency securities, foreign sovereign securities, foreign exchange and currency options and commodity futures and options. The Firm also trades restructured loans, bonds, equities and other instruments of emerging markets issuers.

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

                                                          Trading-
                                                       Related Net
                                            Trading       Interest
(in millions)                               Revenue        Revenue        Total
-------------------------------------------------------------------------------
Year Ended December 31, 1998
Interest rate risk                          $  (427)      $   593       $   166
Foreign exchange risk                           426            --           426
Equity and commodity risk                      (183)           (8)         (191)
-------------------------------------------------------------------------------
Total                                       $  (184)      $   585       $   401
-------------------------------------------------------------------------------
Year Ended December 31, 1997
Interest rate risk                          $   433       $   603       $ 1,036
Foreign exchange risk                           277            --           277
Equity and commodity risk                       345           (62)          283
-------------------------------------------------------------------------------
Total                                       $ 1,055       $   541       $ 1,596
-------------------------------------------------------------------------------
Year Ended December 31, 1996
Interest rate risk                          $   474       $   321       $   795
Foreign exchange risk                           178            --           178
Equity and commodity risk                       362           (44)          318
-------------------------------------------------------------------------------
Total                                       $ 1,014       $   277       $ 1,291
-------------------------------------------------------------------------------

Interest Rate Risk

As indicated above, a significant portion of the Firm's trading and risk management activities involve positions in interest rate instruments and related derivatives. The revenue from these activities can periodically shift between trading and trading-related net interest revenue, depending on a variety of factors, including risk management activities.

      In 1998 trading and trading-related net interest revenue was $166 million compared to $1.036 billion in 1997. The decrease is primarily attributable to losses on high-yield securities, adverse market conditions in Latin America and Asia, valuation adjustments to trading assets for widening counterparty credit spreads, and Russian-related trading losses.

      In 1997 trading and trading-related net interest revenue was $1.036 billion, up $241 million, or 30 percent, compared to 1996.


16 Bankers Trust Corporation and its Subsidiaries

The increase was principally due to improved performance in U.S., Asian, Russian and Latin American markets.

Foreign Exchange Risk

The Firm's trading and risk management strategies also involve positions in foreign exchange and currency-related derivatives such as swaps, options, forwards and other similar types of contracts.

      In 1998 trading revenue related to foreign exchange risk was $426 million, up $149 million, or 54 percent, compared to 1997. The increase is principally due to gains in the Asian and Australian foreign exchange markets.

      The trading revenue related to foreign exchange risk increased $99 million, or 56 percent in 1997, compared to 1996. The increase was primarily related to strong results from client-trading activities as well as gains in Asian foreign exchange markets.

Equity and Commodity Risk

The Firm's trading and risk management activities also include positions in equity securities and commodities and related derivatives.

      Total trading and trading-related net interest revenue related to equity and commodity risk decreased $474 million in 1998 compared to 1997. The decrease is primarily attributable to losses within the global proprietary equity portfolios due to increased market volatility, valuation adjustments related to the Corporation's European Equity business as well as decreased activity in the equity derivative books.

      Total trading and trading-related net interest revenue related to equity and commodity risk decreased $35 million in 1997 compared to 1996. This decrease resulted from losses from equity derivatives and activities in Asian markets, partially offset by improved performance in the commodity derivative books.

Noninterest Revenue (Excluding Trading)

The following table presents noninterest revenue (in millions):

Year Ended December 31,                                1998       1997      1996
--------------------------------------------------------------------------------
Fiduciary and funds management                      $ 1,108    $ 1,059   $   876
Corporate finance fees                                1,255      1,113       922
Other fees and commissions                              817        606       534
Net revenue from equity
 investments                                            302        224       230
Securities available for sale gains (losses)            (56)       158        75
Insurance premiums                                      256        287       230
Other                                                   259        359       236
--------------------------------------------------------------------------------
Total                                               $ 3,941    $ 3,806   $ 3,103
================================================================================

      Fiduciary and funds management revenue was up $49 million, or 5 percent, from 1997, which was up $183 million from 1996. Higher global private banking commissions and improved funds management revenue contributed to the increase in 1998. Funds management, client processing services and global private banking commissions contributed to the increase in 1997.

      Corporate finance fees were up $142 million, or 13 percent, from 1997, which were up $191 million from 1996. Higher merger and acquisition fees in addition to higher financial advisory and commitment fees contributed to the increase in 1998. The increase in 1997 was primarily due to higher fees for arranging bond and equity financings, higher merger and acquisition fees and higher loan syndication fees.

      Other fees and commissions were up $211 million, or 35 percent, from 1997, which were up $72 million from 1996. The increase in 1998 was primarily due to higher fees for brokerage services principally resulting from the acquisition of NatWest Markets' European equities business. The increase in 1997 as compared to 1996 was due to higher fees for brokerage services due to strong market activity in the listed brokerage business.

      Net revenue from equity investments was up $78 million, or 35 percent, from 1997, which was down $6 million from 1996. The increase in 1998 was primarily due to higher gains on direct equity investments.

      Securities available for sale losses were $56 million compared to securities available for sale gains of $158 million in 1997, a decrease of $214 million, from 1997. The current year included losses on Russian, Asian and Latin American securities. Securities available for sale gains in 1997 increased $83 million from 1996 primarily due to higher gains on sales of equity securities.

      Insurance premiums decreased $31 million, or 11 percent, from 1997. This decrease was mainly due to decreasing annuity sales at Consorcio, the Corporation's 50 percent owned Chilean insurance company. Insurance premiums in 1997 were $57 million higher than 1996 due to increased annuity and traditional life insurance activity.

      Other noninterest revenue was $259 million in 1998, a decrease of $100 million from 1997 which increased $123 million, or 52 percent, from 1996. The 1997 results included a pre-tax gain of $76 million on the sale of 280 Park Avenue, a midtown Manhattan office building that was previously the headquarters of the Corporation, a pre-tax gain of $62 million on the sale of the Corporation's defined contribution recordkeeping and participant services business, as well as a gain on the sale of 50 percent of the Corporation's stake in Consorcio. The Corporation also recognized a decline in value for certain Southeast Asian investments that partially offset these gains.

Noninterest Expenses

The following table presents noninterest expenses (in millions):

Year Ended December 31,                             1998        1997        1996
--------------------------------------------------------------------------------
Salaries and commissions                          $1,421      $1,273      $1,154
Incentive compensation and
  employee benefits                                1,530       1,726       1,216
Agency and other professional
  service fees                                       501         391         321
Communication and data services                      252         231         237
Occupancy, net                                       218         181         174
Furniture and equipment                              252         224         186
Travel and entertainment                             171         142         113
Provision for policyholder benefits                  322         333         280
Other                                                499         423         357
Restructuring charges                                 --          57          --
--------------------------------------------------------------------------------
Total                                             $5,166      $4,981      $4,038
================================================================================

      Total noninterest expenses for 1998 increased $185 million, or 4 percent, from 1997. Salaries and commissions expense increased by $148 million, or 12 percent, in 1998, primarily due to an increase in the average number of employees and higher annual salaries. Incentive compensation and employee benefits decreased by $196 million, or 11 percent, due to the decline in financial performance, partly offset by employee stock awards granted in 1997. The number of full-time staff at December 31, 1998 was 20,541 compared to 18,655 at December 31, 1997.


                               Bankers Trust Corporation and its Subsidiaries 17

      All other noninterest expenses totaled $2.215 billion compared with $1.982 billion in 1997. The current year reflects a $60 million fine to federal authorities and a $3.5 million payment to the State of New York as part of an agreement to resolve an investigation concerning inappropriate transfers of unclaimed funds and related record keeping problems that occurred between 1994 and early 1996. Included in the 1998 amount were additional costs for agency and other professional service fees due to integration and continuing costs associated with the acquisition of NatWest Markets' European equities business.

      Total noninterest expenses for 1997 increased $943 million, or 23 percent, from 1996. Salaries and commissions expense increased $119 million, or 10 percent in 1997, due to an increase in the average number of employees and to annual pay increases. Incentive compensation and employee benefits increased $510 million, or 42 percent, due to higher profitability and an increase in the average number of employees.

      All other noninterest expenses totaled $1.982 billion in 1997, compared with $1.668 billion for 1996. Included in the 1997 amount were $57 million of restructuring charges associated with the Alex. Brown merger such as severance, lease termination and direct costs of completing the merger, and other integration-related costs of $42 million.

Income Taxes

The income tax benefit for 1998 amounted to $4 million, compared to income tax expense of $373 million for 1997 and $365 million in 1996. The effective tax rate for 1998 was 5 percent, while the 1997 and 1996 effective tax rates were 30 percent and 32 percent, respectively. The change in the 1998 effective tax rate was primarily due to the effect of the nondeductible nature of the payments to ferderal authorities and the State of New York.

Year 2000 Readiness Disclosure

The Corporation maintains a firm-wide program (the "Year 2000 Program") to prepare its computer systems, applications and infrastructure for properly processing dates after December 31, 1999. The Corporation's Year 2000 Program is proceeding on schedule in accordance with regulatory guidelines.

      Based on the Federal Financial Institutions Examination Council ("FFIEC") guidelines, the Corporation's Year 2000 Program consists of the following phases related to technology:

      1) Awareness Phase--A strategic approach was developed to address the Year 2000 problem in mid 1996.

      2)    Assessment Phase--Detailed plans and target dates were developed.

      3) Renovation Phase--This phase includes code enhancements, hardware and software upgrades, system replacements, vendor certification, and other associated changes.

      4) Validation Phase--This phase includes testing and conversion of system applications.

      5) Implementation Phase--This phase includes a review of Year 2000 compliance and user acceptance.

      The Awareness and Assessment Phases have been completed. The Renovation Phase is 99 percent complete. The Validation Phase is substantially complete. The Corporation expects the Renovation, Validation and Implementation phases to continue through the second quarter of 1999. The remainder of 1999 will focus on the completion of firm-wide risk mitigation and contingency planning. Although the priority given to Year 2000 issues may cause other technology projects to be deferred, the deferral of these other projects is not expected to have a material impact on the Corporation's business or operational controls.

      The Corporation's Year 2000 Program includes a Business Support Group that addresses Year 2000 issues not directly related to technology. This group, which includes representatives from various areas of the Corporation, has subgroups and task forces working on the following programs:

      Facilities Compliance Program--The Year 2000 problem could affect building management systems and other systems critical to the Corporation's business operations. The Corporation's Facilities Year 2000 Compliance Program deals with infrastructure components, including all applicable embedded systems, that are used in a facility (e.g., elevators, HVAC, generators, security systems, etc.) and third-party-provided facilities or services (utilities, landlord services, etc.). The facilities assessment and inventory phases were completed in 1997. Third-party service provider assessment began in mid 1998. The Facilities Year 2000 Compliance Program was substantially complete at the end of 1998 and included the remediation and testing of critical facility systems as well as independent testing by qualified third-party specialists. The remaining remediation and testing of critical facility systems and the assessment of critical service providers is expected to be complete by the end of the first quarter of 1999.

      Counterparty Assessment Program--This program addresses the Year 2000 readiness of counterparties. Counterparty Year 2000 assessment has been incorporated into the standard credit process. At December 31, 1998, the Corporation had substantially completed its assessment of the Year 2000 readiness of its material customers in accordance with FFIEC guidelines. The counterparty assessment program is an ongoing process, which will continue throughout 1999, and for as long as necessary thereafter.

      Critical Vendor/Service Provider Program--This program assesses the Year 2000 readiness of the Corporation's critical vendors and service providers, as well as dealing with related contractual issues. These third parties are providers in such areas as telecommunications, hardware and software, office equipment and market data as well as correspondent financial services. Risk mitigation actions are in the process of being identified for any critical vendor/service provider deficient in its Year 2000 readiness.

      The Corporation is continuing to communicate with its significant obligors, counterparties, other credit clients, vendors and entities in which the Corporation holds a significant interest to determine the likely extent to which the Corporation may be affected by third parties' Year 2000 plans and target dates. In this regard, while the Corporation does not currently expect a material loss as a result of the Year 2000 problem, there can be no guarantee that the systems of other companies and counterparties on which the Corporation relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Corporation's systems, would not have a material adverse effect on the Corporation.

      The Corporation has a business continuity program in place to manage significant Year 2000 related failures. The Corporation antici-


18 Bankers Trust Corporation and its Subsidiaries pates that beginning on January 1, 2000, Year 2000 related failures may result in sporadic disruption of communications, power, public transportation, or other external infrastructure worldwide that could compromise the timely performance of specific business functions and/or limit the flow of business opportunities across the organization. It is unclear how long the periods of disruption might last; there are likely to be considerable differences among various global locations. The Corporation intends to have contingency plans and crisis management teams in place to coordinate the Corporation's response to those events likely to present material risks to the Corporation, whether they occur in an isolated manner or on a country or more widespread basis. The Corporation's business continuity program identifies significant Year 2000 risks in the context of its core businesses from both internal and external failures, assessing their probability of occurrence and taking the necessary actions to mitigate the risks. This process will provide a platform for risk focused contingency plans; however, there can be no assurances that any such contingency plans will fully mitigate the effects of any internal or third-party failure. The Corporation expects to comply with the FFIEC guidelines and the June 30, 1999 targets related to contingency planning.

      The Corporation incurred approximately $130 million for the year ended December 31, 1998 plus an additional $20 million prior to 1998 for Year 2000 expenditures. Based on information currently available, the Corporation expects its remaining Year 2000 expenditures over the next two years to be approximately $90 million to $130 million. A significant portion of these expenditures are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources.

      The costs of the Year 2000 Program and the dates on which the Corporation plans to complete the various stages of the Year 2000 Program are based on management's current estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

      The Corporation is currently evaluating its systems needs in connection with the proposed merger with Deutsche Bank (see page 13 of Management's Discussion and Analysis for further discussion of the proposed merger). As a result of the merger, the Corporation's Year 2000 expenditures for 1999 and 2000 could differ from current estimates.

European Economic & Monetary Union ("EMU")

The Corporation has completed its global program to manage operational and other business issues arising from the introduction of Economic & Monetary Union. All conversion activities were completed on schedule, and all systems and groups were fully functional and conducting business denominated in euro on the morning of January 4, 1999. It did not become necessary for the Corporation to invoke any of its contingency plans, including those related to possible failures by third parties. The Corporation's EMU expenditures during 1998 aggregated approximately $60 million and largely represented the redeployment of existing operations and information technology resources. The cost of any remaining efforts related to the original eleven currencies in EMU is not expected to be material.

International Operations

The Corporation's assets and results of operations for 1998, 1997 and 1996 have been allocated between domestic and international operations in Note 22 of Notes to Financial Statements. This analysis, which is based on the domicile of the customer, incorporates numerous subjective assumptions and, as a result, is different from legal entity and segment results shown elsewhere in this report. Management views the operation of the Corporation on a segment basis, as disclosed on page 13. International net loss totaled $211 million for 1998, compared with net income of $228 million for 1997. Net income from domestic operations was positive during 1998, therefore, the ratio of international to total net income is not meaningful. The contribution to net income from international operations in 1997 was 26 percent.

      The overall losses during 1998 from international operations are primarily due to Asia and the Western Hemisphere. During 1998, the Asian region suffered a loss of $210 million as compared to a loss of $44 million during 1997. This loss was primarily due to trading losses. In 1998 the Western Hemisphere had a loss of $96 million versus net income of $81 million in 1997. This loss was attributable to losses on trading assets and losses on securities available for sale.

      Domestic income decreased from $638 million in 1997 to $138 million in 1998. This decrease is primarily due to trading losses and a decrease in net interest margins. Net income for 1998 also reflects the previously mentioned fine to federal authorities and payment to the State of New York.

      International total assets were $63.1 billion at December 31, 1998 compared to $72.7 billion at December 31, 1997, which represented 47 percent and 52 percent of total consolidated assets, respectively. The $9.6 billion decrease is primarily due to a reduction in Asian trading assets, partially offset by an increase in European assets.

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

      International total assets were $72.7 billion at December 31, 1997 compared to $62.5 billion at December 31, 1996, which represented 52 percent and 51 percent of total consolidated assets, respectively. The $10.2 billion increase was primarily due to increases of $8.6 billion for Asia and $3.9 billion in the United Kingdom. This increase was partially offset by a $5.5 billion increase in the elimination which is the balance of domestic assets due from foreign affiliates. The increase in Asian assets is comprised of increases in interest bearing balances with banks and trading assets. The increase in the United Kingdom assets was primarily due to increases in trading assets. Domestic total assets increased by $7.4 billion to $67.4 billion driven by increases in loans and accounts receivable.


                               Bankers Trust Corporation and its Subsidiaries 19

Changes in Financial Condition

Balance Sheet Analysis

Table 3 below highlights the trends in the balance sheet over the past two years. Because annual averages may tend to conceal trends and year-end balances can be distorted by one-day fluctuations, fourth quarter averages for each year are provided to give a better indication of trends in the balance sheet.

Table 3 Condensed Balance Sheets--Fourth Quarter Averages

-----------------------------------------------------------------------------------------------------------------------------------
(in millions)                                                                        1998                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
Assets
  Interest-earning
   Interest-bearing deposits with banks                                         $   2,370            $   6,211            $   3,546
   Federal funds sold                                                               3,445                4,950                2,018
   Securities purchased under resale agreements                                    19,316               23,074               22,401
   Securities borrowed                                                             17,903               16,588               15,850
   Trading assets                                                                  25,206               30,447               31,569
   Securities available for sale
     Taxable                                                                       10,038                6,876                6,777
     Exempt from federal income taxes                                               1,692                1,237                1,077
-----------------------------------------------------------------------------------------------------------------------------------
       Total securities available for sale                                         11,730                8,113                7,854
   Loans
     Domestic offices                                                              12,847               10,800                8,226
     Foreign offices                                                               10,417                9,580                7,032
-----------------------------------------------------------------------------------------------------------------------------------
       Total loans                                                                 23,264               20,380               15,258
   Customer receivables                                                             1,622                1,612                1,517
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                                104,856              111,375              100,013
  Noninterest-earning
   Cash and due from banks                                                          2,721                1,476                1,394
   Noninterest-earning trading assets                                              29,650               25,157               17,743
   All other assets                                                                11,853               10,694                8,671
   Allowance for credit losses--loans                                                (665)                (780)                (988)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                           $ 148,415            $ 147,922            $ 126,833
===================================================================================================================================
Liabilities
  Interest-bearing
   Interest-bearing deposits
     Domestic offices                                                           $  18,891            $  21,881            $   8,738
     Foreign offices                                                               16,650               20,966               18,812
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                                             35,541               42,847               27,550
   Trading liabilities                                                              5,918                5,587                9,716
   Securities loaned and securities sold under repurchase agreements               20,650               24,200               26,173
   Other short-term borrowings                                                     19,247               20,078               18,950
   Long-term debt                                                                  18,645               13,050               11,372
   Mandatorily redeemable capital securities of subsidiary trusts holding
    solely junior subordinated deferrable interest debentures                       1,419                1,472                  165
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                                           101,420              107,234               93,926
  Noninterest-bearing
   Noninterest-bearing deposits                                                     4,362                3,366                3,518
   Noninterest-bearing trading liabilities                                         26,454               20,803               15,755
   All other liabilities                                                           11,271               10,591                7,428
-----------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                            143,507              141,994              120,627
Preferred Stock of Subsidiary                                                         144                   --                  250
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock                                                                     394                  688                  815
  Common stockholders' equity                                                       4,370                5,240                5,141
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                          4,764                5,928                5,956
Total                                                                           $ 148,415            $ 147,922            $ 126,833
===================================================================================================================================


20 Bankers Trust Corporation and its Subsidiaries

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

      The Corporation has a strong global funding presence, managing liquidity through a hybrid centralized/local approach. This approach captures the best of both central coordination and decentralized market responsiveness. The benefits of a local approach are proximity to the local markets, diversity of customers and market segments, and the flexibility to respond quickly to market opportunities. This is augmented by the centralized management of global strategy, information and pricing.

      The Corporation assesses its liquidity profile on a continuous basis. Asset and liability maturity characteristics, investor concentration and available liquid assets are monitored on a daily basis. These factors, among others, are monitored under various stress scenarios by virtue of a well developed contingency funding plan. Management believes that the Corporation has the ability to withstand severe and prolonged liquidity shocks, both systemic and institution-specific.

      One of the Corporation's principal liquidity strengths is its stock of highly liquid assets. An important component of these liquid assets is the "liquidity warehouse" and the aggregate warehouse size relative to maturing liabilities. The "liquidity warehouse" is defined as liquid assets which are under the direct control of the Treasury/ Funding area and which can be liquidated at current market value on a timely basis.

      The relationship between the liquidity warehouse and maturing liabilities is expressed principally through the "liquidity barometer," which measures the liquidity available to the Corporation after meeting maturing liabilities without selling any "core" assets. Core assets are those not under direct control of Treasury/Funding. The barometer also assumes complete loss of market access and a loss of customer balances beyond certain thresholds. The barometer illustrates how the Firm's ongoing liquidity needs can be met through its pool of liquid assets.

      To ensure unimpeded access to liquidity, the Firm maintains an array of funding options diversified by instruments, markets, geography, legal vehicle issuers and currencies. This diversification helps ensure that its access to liquidity will remain unimpeded even if specific sources may disappear. In particular, the Corporation monitors carefully its reliance on unsecured short-term borrowings, so called "hot" money, to ensure that in the event of a liquidity disruption, the Firm has alternative means through which to fund its operations. The Corporation places particular emphasis on a large and diverse base of stable customer deposits, which are generated incidentally from other transactions or services provided in its Global Institutional Services business, as well as through Private Banking and other client relationships. In addition, the Corporation has a high proportion of unsecured funding provided by capital and long-term debt.

      One of the Corporation's principal sources of day-to-day liquidity is secured funding provided by securities loaned and securities sold under repurchase agreements. Generally these involve a wide variety of assets including U.S. government and agency securities, OECD sovereign bonds, U.S. and foreign equities, mortgage and asset-backed securities and money market instruments. The Corporation's ability to borrow on a secured basis has increased in the past few years.

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

      The Corporation's consolidated long-term debt and mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities"), at December 31, 1998 totaled $19.4 billion, most of which was unsecured, and consisted of $13.9 billion in senior borrowings, $4.1 billion of subordinated debt, and $1.4 billion of trust preferred capital securities. These liabilities mature between 1999 and 2037, as detailed in Notes 8 and 9 of Notes to Financial Statements.


                               Bankers Trust Corporation and its Subsidiaries 21

Capital Resources

The Corporation pursues capital management with the objective of enhancing its ability to execute its global strategic business plans while retaining financial flexibility. Management believes that a strong capital base is critical to achieving these objectives.

      Combined consolidated total stockholders' equity and preferred stock of subsidiary totaled $4.696 billion on December 31, 1998, down $1.012 billion, or 18 percent, from year end 1997, which was down $420 million, or 7 percent, from year end 1996. The decrease in 1998 was primarily due to dividends declared on common and preferred stock and the repurchase of common and preferred stock. The decrease in 1997 was primarily due to the repurchase of preferred stock of subsidiary and the repurchase of common stock relating to deferred compensation plans.

      The Corporation's primary measure of capital strength is the RAROC framework (see page 29 for further discussion), which quantifies and assigns capital to business activities based upon their credit, interest rate, foreign currency, equity, commodity, liquidity and operating risks. Changes in the Corporation's global balance sheet are monitored centrally on a regular basis. In addition, the Corporation actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. The Corporation manages its capital base and on- and off-balance sheet items to ensure that it remains strongly capitalized.

      The Federal Reserve Board's risk-based capital guidelines address the capital adequacy of bank holding companies and banks (collectively "banking organizations"). These guidelines include a definition of capital, a framework for calculating risk-weighted assets and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The Federal Reserve Board also has a minimum Leverage ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.

      In March 1997, the Corporation adopted the market risk amendment to the risk-based capital guidelines issued by the Federal Reserve, which requires the use of internal models to measure market risk in the calculation of the risk-weighted assets for trading accounts. This amendment is consistent with the amendment to the Basle Capital Accord adopted by the Basle Committee on Banking Supervision at the Bank for International Settlements ("the BIS").

      Refer to the following Risk Management section for a detailed discussion of the market risk amendment, including a summary of the quantitative and qualitative standards required to manage market risk.

      The following discussion of the risk-based capital and leverage ratios should be read in conjunction with Note 15 of the Notes to Financial Statements, which defines the components of Tier 1, Tier 2 and Tier 3 Capital, as well as the regulatory guidelines for well-capitalized banks and bank holding companies.

      The Corporation's and BTCo's regulatory capital ratios are presented in Table 4. The Corporation's risk-weighted assets are presented in Table 5.

      During 1998, the Corporation's Tier 1 and Total Capital ratios decreased by 80 and 50 basis points, respectively. These decreases were driven by the decrease in capital, as discussed above, partially offset by a decrease in risk-weighted assets of $9.7 billion. The Leverage ratio also decreased during 1998 by 90 basis points due to the decrease in Tier 1 Capital.

      During 1998, BTCo's Tier 1 Capital ratio, Total Capital ratio and Leverage ratio increased by 150, 110 and 30 basis points, respectively, due primarily to the increase in Tier 1 Capital of $683 million. This increase was driven by the issuance of $776 million in common stock and $500 million in preferred stock, offset by dividends paid of $304 million, and the increase in goodwill from the acquisition of NatWest Markets' European equities business of $202 million.

      Table 4 presents the regulatory capital ratios of the Corporation and BTCo at December 31, 1998 and 1997 and the well capitalized guidelines.

Table 4 Regulatory Capital Ratios

                                                                           Well
                                       December 31,  December 31,   Capitalized
                                               1998          1997    Guidelines
-------------------------------------------------------------------------------
Corporation
Risk-Based Ratios
  Tier 1 Capital                                7.5%          8.3%          6.0%
  Total Capital                                13.6%         14.1%         10.0%
Leverage Ratio                                  3.5%          4.4%          N/A

BTCo
Risk-Based Ratios
  Tier 1 Capital                               10.5%          9.0%          6.0%
  Total Capital                                13.4%         12.3%         10.0%
Leverage Ratio                                  5.7%          5.4%          5.0%

N/A Not Applicable.

      The following were the essential components (in millions) used in calculating the Corporation's and BTCo's risk-based capital ratios:

 December 31,                                            1998               1997
--------------------------------------------------------------------------------
Corporation
Tier 1 Capital                                       $ 5,069             $ 6,431
Tier 2 Capital                                         3,812               4,138
Tier 3 Capital                                           400                 400
--------------------------------------------------------------------------------
Total Capital                                        $ 9,281             $10,969
================================================================================
Total risk-weighted assets                           $67,980             $77,726
================================================================================

BTCo
Tier 1 Capital                                       $ 6,682             $ 5,999
Tier 2 Capital                                         1,858               2,262
================================================================================
Total Capital                                        $ 8,540             $ 8,261
================================================================================
Total risk-weighted assets                           $63,748             $66,975
================================================================================


22 Bankers Trust Corporation and its Subsidiaries

Table 5 Risk-Weighted Assets--Corporation (in billions)

-----------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                      1998                               1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Balance                           Balance
                                                                         sheet/            Risk-           sheet/            Risk-
                                                                       notional         weighted         notional         weighted
                                                                         amount          amounts           amount          amounts
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks and interest-bearing deposits with banks       $    5.2         $    0.9         $    6.5         $    1.0
Federal funds sold and securities purchased under resale agreements        19.5              1.3             20.5              1.6
Securities borrowed                                                        14.7              4.0             16.8              9.0
Trading assets(1)                                                          46.2              8.5             56.6             14.6
Securities available for sale                                              12.7              5.2              8.1              3.3
Loans                                                                      23.3             19.0             19.8             16.2
Allowance for credit losses on loans                                       (0.7)              --             (0.7)              --
All other assets                                                           12.2              8.7             12.5             10.2
----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                 $  133.1         $   47.6         $  140.1         $   55.9
==================================================================================================================================
Off-Balance Sheet Exposures
Derivatives                                                            $2,552.8         $   10.5         $2,143.5         $   10.4
Credit-related arrangements                                                23.1             10.3             23.7             10.4
Securities lending indemnifications                                        41.7              0.6             53.8              1.4
When-issued securities and other off-balance sheet exposures                0.2              0.2              1.1              0.2
----------------------------------------------------------------------------------------------------------------------------------
Off-Balance Sheet Exposures                                            $2,617.8         $   21.6         $2,222.1         $   22.4
==================================================================================================================================
Less: applicable exposures of certain subsidiaries(2)                       1.6              1.2              1.9              0.6
----------------------------------------------------------------------------------------------------------------------------------
Risk-Weighted Assets                                                                    $   68.0                          $   77.7
==================================================================================================================================

(1) These assets, along with trading liabilities and covered market positions represented by derivatives have been risk-weighted under the market risk-based capital guidelines.

(2) Assets of certain foreign insurance subsidiaries are excluded from the calculation in accordance with current guidelines.

Risk Management

Risk management remains an area of focus and investment for the Corporation. The ability to measure and manage risk is a prime concern that guides business decisions. The Corporation has been and remains committed to continual innovation and investment in its risk management processes. A team of risk-management professionals who track the Corporation's global portfolio leads these processes. These risk managers are independent of the Corporation's business lines, are found in each of the major trading centers, and report directly to senior management through the Head of Corporate Portfolio Management.

Market Risk

Each day the Corporation's risk management process assembles position and risk information on financial instruments of the Corporation whose economic (fair) value is a function of market-determined variables: interest rates, currency exchange rates, equity prices, and commodity prices. This information is consolidated into daily risk and limits reports for the Corporation and business lines. In addition, an extensive set of scenarios, which are based on past market turbulence, are run each week to analyze the exposure of the Corporation to similar disturbances. The results of these scenarios together with risk summaries and analyses of material exposures by market are consolidated into a weekly report on the Corporation's risk profile. These daily and weekly reports are reviewed by the Corporation's senior risk managers and provide them with a consistent set of information upon which to base their business judgments.

      One summary measure of market risk that is produced by this process is Daily Price Volatility. The Daily Price Volatility of a portfolio is the potential loss in fair value that statistically would be exceeded only 1 percent of the time if that portfolio were held unchanged for one day. As such, Daily Price Volatility falls within a general class of risk measures that are referred to as Value at Risk ("VaR"). The Daily Price Volatility is calculated using proprietary simulation and risk modeling techniques and incorporates the nonlinear payoffs, or convexity, and the volatility risk stemming from options in the Corporation's portfolio. Table 6 provides information on the Daily Price Volatility associated with the Corporation's positions during 1998. The table shows this information for the set of financial assets and liabilities whose values are functions of market-traded variables irrespective of accounting classification. This set of figures is labeled Total Daily Price Volatility in the table. The positions captured by the Total Daily Price Volatility include both derivative and cash positions that are reported as trading assets and


                               Bankers Trust Corporation and its Subsidiaries 23
liabilities, repurchase and resale agreements, funding assets and liabilities,deposits, assets held for sale and end-user derivatives. The table also reports information on the Daily Price Volatility from the subset of cash and derivative positions that are reported as trading assets and liabilities according to financial accounting standards. This set of figures is labeled Trading Daily Price Volatility. Finally, the table reports information on the Daily Price Volatility associated with the non-trading, market-sensitive positions. This set of positions is labeled Non-Trading Daily Price Volatility, and the information in this portion of the table reflects the incremental contribution these positions have on the Corporation's Total Daily Price Volatility.

Table 6 BTC Daily Price Volatility Statistics for 1998 (in millions)

Total Daily Price Volatility

-------------------------------------------------------------------------------
                                Average       Minimum     Maximum  December 31,
Risk Class                         1998          1998        1998          1998
-------------------------------------------------------------------------------
Interest Rate                     $31.9         $19.2       $45.8         $25.0
Currency                           11.3           5.1        20.9           8.5
Equity                             28.5          16.2        36.7          33.9
Commodity                           1.3           0.6         3.4           1.2
Diversification                   (21.7)           --          --         (21.3)
-------------------------------------------------------------------------------
Overall Portfolio                 $51.3             *           *         $47.3
===============================================================================

Trading Daily Price Volatility

-------------------------------------------------------------------------------
                                Average       Minimum     Maximum  December 31,
Risk Class                         1998          1998        1998          1998
-------------------------------------------------------------------------------
Interest Rate                     $19.3         $11.3       $31.4         $16.8
Currency                           11.1           5.0        20.7           7.2
Equity                             18.4           8.4        28.1          16.5
Commodity                           1.3           0.6         3.4           1.2
Diversification                   (17.2)           --          --         (15.4)
-------------------------------------------------------------------------------
Overall Portfolio                 $32.9             *           *         $26.3
===============================================================================

Non-Trading Daily Price Volatility: Incremental impact of non-trading positions on Total Daily Price Volatility

-------------------------------------------------------------------------------
                                Average       Minimum     Maximum  December 31,
Risk Class                         1998          1998        1998          1998
-------------------------------------------------------------------------------
Interest Rate                     $12.6         $ 1.5       $22.8         $ 8.2
Currency                            0.2            --         1.5           1.3
Equity                             10.1           5.1        17.5          17.4
Commodity                            --            --          --            --
Diversification                    (4.5)           --          --          (5.9)
-------------------------------------------------------------------------------
Overall Portfolio                 $18.4             *           *         $21.0
===============================================================================
* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the amounts presented above. For example, during 1998 the minimum Total Daily Price Volatility was $32.7 million and the maximum Total Daily Price Volatility was $71.4 million.

Table 7 BTC Daily Price Volatility Statistics for 1997 (in millions)

Total Daily Price Volatility**

-------------------------------------------------------------------------------
                                Average       Minimum     Maximum  December 31,
Risk Class                         1997          1997        1997          1997
-------------------------------------------------------------------------------
Interest Rate                     $32.8         $17.1       $40.5         $29.6
Currency                            8.8           4.7        14.7          10.1
Equity                             21.0          15.6        28.0          28.0
Commodity                           1.6           0.9         3.7           1.9
Diversification                   (14.6)           --          --         (19.2)
-------------------------------------------------------------------------------
Overall Portfolio                 $49.6             *           *         $50.4
===============================================================================


24 Bankers Trust Corporation and its Subsidiaries

Trading Daily Price Volatility**

-------------------------------------------------------------------------------
                                Average       Minimum     Maximum  December 31,
Risk Class                         1997          1997        1997          1997
-------------------------------------------------------------------------------
Interest Rate                     $17.2         $12.6       $22.7         $19.7
Currency                            8.1           3.7        14.7           9.9
Equity                             12.4           6.0        21.6          21.6
Commodity                           1.6           0.9         3.7           1.9
Diversification                   (12.9)           --          --         (16.5)
-------------------------------------------------------------------------------
Overall Portfolio                 $26.4             *           *         $36.6
===============================================================================

Non-Trading Daily Price Volatility: Incremental impact of non-trading positions on Total Daily Price Volatility**

-------------------------------------------------------------------------------
                                Average       Minimum     Maximum  December 31,
Risk Class                         1997          1997        1997          1997
-------------------------------------------------------------------------------
Interest Rate                   $15.6          $ 0.8       $22.8          $ 9.9
Currency                          0.7             --         2.5            0.2
Equity                            8.6            5.9        12.6            6.4
Commodity                          --             --          --             --
Diversification                  (1.7)            --          --           (2.7)
-------------------------------------------------------------------------------
Overall Portfolio               $23.2              *           *          $13.8
===============================================================================
* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the amounts presented above. For example, during 1997 the minimum Total Daily Price Volatility was $28.2 million and the maximum Total Daily Price Volatility was $60.4 million.

** The positions of Alex. Brown Incorporated are included commencing September 1, 1997. Prior to September 1, 1997, detailed risk information in the format required for the computation of the Daily Price Volatility is not available.

      Each section in Table 6 shows the Corporation's market-risk profile by risk class in 1998. The table shows that the Corporation's portfolio, on average, in 1998 was most sensitive to changes in interest rates and equity prices. Fixed income and equity positions in the United States and Western Europe account for the majority of this sensitivity. These positions reflect proprietary and client-related trading activities of the Corporation. The Corporation manages its exposure to market risk from these as well as its other positions through diversification and active hedging strategies. Diversification (or avoiding concentration to individual securities, markets or risk dimensions) enables an entity to improve its return for a given level of risk. For example, the effect of diversification across risk classes is apparent in the Table as diversification across risk classes reduced total risk by $21.7 million on average in 1998. Hedging activities entail taking positions that tend to neutralize one or more dimensions of risk from existing positions. For example, the Corporation routinely takes positions in underlying securities that hedge (or offset) the risk from positions associated with the risk intermediation services it provides to its clients.

      Table 7 contains information for 1997 that is comparable to the information presented in Table 6 for 1998. A comparison of the risk profile across years shows that the average and end-of-year total risk levels are quite similar across years. The primary difference is that relatively more of the risk at the end of 1998 came from non-trading positions. Using the year-end Daily Price Volatility as the risk measure, the trading risk fell by approximately 28 percent while the non-trading risk rose by 52 percent. The rise in non-trading risk came primarily from equities. The VaR for non-trading equities rose due to the adoption of a more comprehensive treatment of private-equity risk within the market VaR process rather than an increase in private equity exposures. Thus, if one discounts the changes in VaR due to adopting a more comprehensive risk measure, the most material change in the Corporation's risk profile from its 1997 profile was the reduction in the risk from trading positions that occurred by year end.

      Figure 1 shows the frequency distribution of the Trading Daily Price Volatility for business days in 1998. The distribution was centered at $32.9 million and ranged between $15.5 million and $51.9 million during 1998. The relatively large frequency of low risk exposures reflects the Corporation's response to market turbulence during the third quarter.


                               Bankers Trust Corporation and its Subsidiaries 25

Figure 1

1998 BTC Trading Daily Price Volatility Frequency Distribution

The Figure displays a histogram. Daily Price Volatility (DPV) amounts ranging from $14 million to $52 million appear on the horizontal axis and Frequency amounts ranging from 0 to 30 observations are displayed on the vertical axis. The DPV frequencies are approximately bell-shaped, but the distribution exhibits fat tails. The mode of 28 observations occurs at a DPV value of $30 million; the median is $33.0 million; and the mean is $32.9 million. At the upper tail, the frequencies are 11, 2, and 2 for DPV's of $48 million, $50 million, and $52 million, respectively. There are no observations above $52 million. At the lower end of the distribution, the frequencies are 2, 20, and 11 for DPV's of $16 million, $18 million, and $20 million, respectively. There are no observations below $16 million.

      The methodology underlying these Daily Price Volatility calculations relies on established asset pricing and statistical models. The Daily Price Volatility is a loss amount that statistically would be exceeded only 1 percent of the time. This implies that one would expect two or three instances each year when the daily loss amount exceeded the Daily Price Volatility. A comparison between the Trading Daily Price Volatility amounts and profit/loss flows associated with trading activities for each business day during 1998 revealed six instances in which a loss greater than the Trading Daily Price Volatility occurred. This reflects the extraordinary market turbulence that occurred in 1998. Over the past three years, there have been 8 outliers, which is consistent with the expected accuracy of the risk model.

      The Daily Price Volatility, as a statistical measure of potential loss, provides an objective benchmark of portfolio risk that complements, but does not substitute for, management's judgment of the appropriate level and mix of risk taken by the Corporation. Furthermore, the methodology employed in the calculation of Daily Price Volatility will change due to enhancements in risk-assessment and information-processing technologies and as new risks are undertaken by the Corporation.

      Daily Price Volatility is supplemented in the risk-management process by the statistical measures of risk and return provided by the RAROC framework (discussed below), by scenario analyses performed weekly by the risk management group, and by a formal limits process that monitors and limits the risks from market concentration and inadequate liquidity of financial instruments in the portfolio. The RAROC framework provides information on the potential effect of large changes in interest rates, currency, equity and commodity prices, and volatilities. As such, it produces a stress test of the Corporation's positions each business day. The exposure to market risk is also assessed through an extensive set of historical scenarios that are run on a weekly basis as well as tailored scenario analyses and stress tests performed periodically to highlight exposure to a particular market or event. Scenario analyses and stress tests are also employed to examine the cumulative effects of market and credit risk, as well as potential reductions in fee income should specific events or scenarios occur. These analyses motivate critical assessments of risk exposures and business strategies and complement the risk information provided by statistical measures such as Daily Price Volatility, which provide probabilistic assessments of potential losses over short horizons under normal market conditions.

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


26 Bankers Trust Corporation and its Subsidiaries

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

      The Corporation was the first banking organization worldwide to receive recognition for meeting these standards, which is an accomplishment that reflects its strong risk-management culture and the integrity of its processes.

      The Daily Price Volatility described previously is a Value at Risk measure that is based on a one-day holding period instead of the ten-day holding period stipulated for regulatory capital. Table 8 reports market risk information calculated under the regulatory standard. These risk numbers are based on the same proprietary methodologies as were employed in calculating the Daily Price Volatility, except a ten-day holding period is used in their calculation. As in the preceding table, Table 8 provides summary risk information for the total portfolio as well as for trading and non-trading positions. Here again, the non-trading risk numbers refer to the incremental impact of these positions.

      Table 9 presents the same information for 1997 as Table 8 does for 1998. Here again, for total market risk, the average ten-day value at risk and the end-of-year ten-day value of risk are very similar for 1997 and 1998. For end-of-year positions, the primary change was a decrease in the risk attributed to trading positions and an offsetting increase in the risk from non-trading positions. As with Daily Price Volatility, changes in the treatment of private equity exposures account for most of this year-on-year change in this measure of non-trading risk. More importantly, a comparison of these tables shows that although the risk from trading positions was 24 percent higher on average during 1998, the Firm ended the year with trading risk reduced by 29 percent from the previous year-end when measured using ten-day value at risk with a 99 percent confidence level.

Table 8 BTC Ten-Day Value at Risk for 1998 (in millions)

Total Ten-Day Value at Risk

-------------------------------------------------------------------------------
                              Average        Minimum      Maximum  December 31,
Risk Class                       1998           1998         1998          1998
-------------------------------------------------------------------------------
Interest Rate                  $101.4         $ 60.9       $145.8        $ 77.4
Currency                         35.5           15.4         67.7          26.0
Equity                           88.0           50.2        113.8         105.0
Commodity                         4.2            2.0         10.5           3.9
Diversification                 (67.9)            --           --         (64.7)
-------------------------------------------------------------------------------
Overall Portfolio              $161.2              *            *        $147.6
===============================================================================

Trading Ten-Day Value at Risk

-------------------------------------------------------------------------------
                              Average        Minimum      Maximum  December 31,
Risk Class                       1998           1998         1998          1998
-------------------------------------------------------------------------------
Interest Rate                  $ 61.1         $ 35.9       $ 99.4        $ 52.2
Currency                         34.8           15.4         67.4          22.0
Equity                           57.0           25.9         87.7          51.2
Commodity                         4.2            2.0         10.5           3.9
Diversification                 (53.7)            --           --         (47.5)
-------------------------------------------------------------------------------
Overall Portfolio              $103.4              *            *        $ 81.8
===============================================================================


                               Bankers Trust Corporation and its Subsidiaries 27

Non-Trading Ten-Day Value at Risk: Incremental impact of non-trading positions on Total Ten-Day Value at Risk

-------------------------------------------------------------------------------
                                Average       Minimum      Maximum  December 31,
Risk Class                         1998          1998         1998          1998
-------------------------------------------------------------------------------
Interest Rate                     $40.3         $ 4.4        $72.7        $25.2
Currency                            0.7           0.0          4.7          4.0
Equity                             31.0          14.9         54.1         53.8
Commodity                            --            --           --           --
Diversification                   (14.2)           --           --        (17.2)
-------------------------------------------------------------------------------
Overall Portfolio                 $57.8             *            *        $65.8
===============================================================================
* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the amounts presented above. For example, during 1998 the minimum Total Ten-Day Value at Risk was $102.2 million and the maximum Total Ten-Day Value at Risk was $225.1 million.

Table 9 BTC Ten-Day Value at Risk for 1997 (in millions)

Total Ten-Day Value at Risk**

-------------------------------------------------------------------------------
                              Average        Minimum      Maximum  December 31,
Risk Class                       1997           1997         1997          1997
-------------------------------------------------------------------------------
Interest Rate                  $104.0         $ 53.9       $128.1        $ 94.3
Currency                         28.1           14.9         48.1          33.1
Equity                           66.1           49.3         87.1          87.1
Commodity                         5.2            2.9         11.9           6.0
Diversification                 (46.6)            --           --         (61.1)
-------------------------------------------------------------------------------
Overall Portfolio              $156.8              *            *        $159.4
===============================================================================

Trading Ten-Day Value at Risk**

-------------------------------------------------------------------------------
                              Average        Minimum      Maximum  December 31,
Risk Class                       1997           1997         1997          1997
-------------------------------------------------------------------------------
Interest Rate                  $ 54.5         $ 39.8       $ 72.5        $ 62.9
Currency                         25.8           11.6         48.0          32.4
Equity                           39.0           19.1         67.3          67.3
Commodity                         5.2            2.9         11.9           6.0
Diversification                 (41.1)            --           --         (53.0)
-------------------------------------------------------------------------------
Overall Portfolio              $ 83.4              *            *        $115.6
===============================================================================

Non-Trading Ten-Day Value at Risk: Incremental impact of non-trading positions on Total Ten-Day Value at Risk**

-------------------------------------------------------------------------------
                              Average        Minimum      Maximum  December 31,
Risk Class                       1997           1997         1997          1997
-------------------------------------------------------------------------------
Interest Rate                   $49.5          $ 2.2        $72.1         $31.4
Currency                          2.3             --          8.0           0.7
Equity                           27.1           18.4         39.8          19.8
Commodity                          --             --           --            --
Diversification                  (5.5)            --           --          (8.1)
-------------------------------------------------------------------------------
Overall Portfolio               $73.4              *            *         $43.8
===============================================================================
* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the amounts presented above. For example, during 1997 the minimum Total Ten-Day Value at Risk was $89 million and the maximum Total Ten-Day Value at Risk was $191.4 million.

** The positions of Alex. Brown are included commencing September 1, 1997. Prior to September 1, 1997, detailed risk information in the format required for the computation of the Daily Price Volatility is not available.


28 Bankers Trust Corporation and its Subsidiaries

RAROC--Performance Measurement and Capital Adequacy

The Corporation pioneered the development of risk-based capital attribution processes. The Corporation's risk capital model, RAROC, is integral to management's conceptual framework for strategic decision making. This framework has as its objective maximizing return on risk capital, where risk capital is attributed to a business activity according to the level of risk it assumes. Risk capital that is calculated by the RAROC framework is used to support decisions on the allocation of human and financial resources. In addition, the framework results in a disciplined assessment of risk, which produces a benchmark for assessing capital adequacy both for the Corporation and for its major businesses.

      The definition of risk capital produced by the RAROC process is the amount of funds required 99 percent of the time to cover a potential after-tax loss over a one-year holding period. Specifically, if the Corporation maintained an absolutely static portfolio (of assets, counterparties and businesses) for one year, there would be a 1 percent chance that the portfolio would decline in value by more than the RAROC risk capital amount after adjusting for taxes.

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

Credit Risk Management

The Credit Risk Management Department, headed by the Chief Credit Officer, is responsible for developing credit policies, as well as for monitoring and managing overall credit risk. The department evaluates the creditworthiness of each borrower/issuer/counterparty and assigns a rating for each. Credit limits are established at the portfolio level by borrower/issuer/counterparty and by other categories. One credit officer is responsible for reviewing the entire credit risk portfolio of a borrower/issuer/counterparty regardless of the nature of the exposure (e.g., loans, securities, and derivatives). Credit officers also monitor the usage of credit risk by entity versus the limits at the product and business activity level. The Credit Risk Management Department monitors country exposures and assigns country risk ratings. It also monitors country, industry, borrower/issuer/counterparty, product and regional risk concentrations in order to evaluate the degree of diversification in the portfolio.

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

      Substantially all of the Corporation's derivative positions at December 31, 1998 were trading-related, with gains and losses included in trading revenue as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after application of qualifying master netting agreements. These positions may vary in size from period to period, similar to the positions in cash instruments also carried in the Corporation's trading account. Average trading assets and trading liabilities related to derivatives during 1998 were $17.8 billion and $16.5 billion, respectively. The notional amounts, which are not recorded on the balance sheet, of trading derivatives totaled $2,449 billion at December 31, 1998 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk.

End-User Derivatives

The Corporation utilizes end-user derivatives to manage exposures to interest rate, foreign currency and equity market risks associated with certain liabilities and assets such as interest-bearing deposits,


                               Bankers Trust Corporation and its Subsidiaries 29
short-term borrowings and long-term debt, as well as securities available for sale, loans, investments in non-marketable equity securities and net investments in foreign subsidiaries. For example, the Corporation's Treasury Department, which manages the majority of the Corporation's end-user derivatives, utilizes certain instruments (principally interest rate and currency swaps) to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. See Note 23 and Note 25 of Notes to Financial Statements for additional end-user information and for the fair value of end-user derivatives and related financial instruments. The notional amounts, which are not recorded on the balance sheet, of end-user derivatives totaled $104 billion at December 31, 1998 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk. End-user derivative contracts represent approximately 4 percent of the aggregate notional amounts of all derivatives outstanding at year end.

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

      Table 10 summarizes the Corporation's derivatives-related credit risk. It displays, by internal rating, the Corporation's current credit risk to customers. The majority of the Corporation's derivative transactions are with foreign and U.S. commercial banks, as well as other financial institutions, corporations, securities firms and governments and their agencies. Current credit risk is calculated based on the current replacement cost of outstanding positions with customers in OTC derivative financial instruments. The gross replacement cost of a derivative portfolio with a customer is the positive mark-to-market value of all transactions with that customer without the effects of netting or collateral arrangements. The replacement costs, after netting and collateral, of $12.894 billion more accurately portray the credit risk associated with the Corporation's derivatives activities with external customers at December 31, 1998 than do the gross replacement costs. Approximately 83 percent of the derivatives-related credit risk at December 31, 1998 was to investment-grade customers.

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

      The Corporation applies netting based upon the criteria prescribed by Financial Accounting Standards Board ("FASB") Interpretation No. 39 ("FIN 39"), "Offsetting of Amounts Related to Certain Contracts," which provides that offsetting is appropriate where the available evidence indicates that there are reasonable assurances that the right of setoff contained in a master netting agreement governing derivatives contracts would be upheld after default, including in the event of the customer's bankruptcy

      Collateral also reduces credit risk. The Corporation generally accepts collateral in the form of cash, U.S. Treasuries, and other approved securities (generally, only liquid, marketable, publicly-traded securities are acceptable).


30 Bankers Trust Corporation and its Subsidiaries

Table 10 Derivatives-Related Credit Risk(1)

-------------------------------------------------------------------------------
                                     Internal Rating For Customer
                                   --------------------------------
(in millions) December 31, 1998      1 to 4           5      6 to 8       Total
-------------------------------------------------------------------------------
Replacement costs (gross)          $ 47,085    $  5,591    $  1,254    $ 53,930
Impact of netting agreements        (34,376)     (3,367)       (388)    (38,131)
-------------------------------------------------------------------------------
Replacement costs (after
    netting agreements)              12,709       2,224         866      15,799
Collateral held and applied          (2,040)       (863)         (2)     (2,905)
===============================================================================
Replacement costs after
    netting and collateral         $ 10,669    $  1,361    $    864    $ 12,894
===============================================================================
Replacement costs after
    netting and collateral,
    December 31, 1997              $ 11,922    $  2,475    $    284    $ 14,681
===============================================================================

(1)   End-user derivatives and exchange-traded contracts are not included.

      The international bank regulatory standards for risk-based capital consider the credit risk arising from derivatives in the assessment of capital adequacy. These standards were issued under the Basle Capital Accord of July 1988 and adopted in 1989 by the U.S. bank regulators, including the Federal Reserve Board. These standards use a formula-based assessment of customer credit risk which, as amended at year-end 1995, reflect the credit-risk-reducing impact of legally enforceable master netting agreements. These standards include a calculation for estimating the potential future credit exposure caused by potential price volatility (the "add-on"). At December 31, 1998, this add-on was $13.2 billion before application of risk weightings, of which 85 percent, 12 percent, and 3 percent related to customers internally rated 1 to 4, 5, and 6 to 8, respectively. At December 31, 1998, the risk-weighted amounts (reflecting both current and potential future credit exposure) that were calculated based on these international standards for derivative financial instruments aggregated to $10.5 billion after application of risk weightings.

      Presented in Table 11 below is a maturity profile of the Corporation's trading derivative products. This profile indicates the extent of the Corporation's involvement in derivative transactions of specific maturities and also provides the basis for calculating the estimate of potential future credit exposure (the add-on) under the international bank regulatory standards. The percentages in Table 11 are based on notional amounts which do not necessarily represent cash flows and do not represent a quantification of the market risk or credit risk of these positions.

Table 11 Maturity Profile of Trading Derivatives(1)(2)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Interest           Foreign           Equity-        Commodity
                                                                           Rate          Exchange           Related        and Other
Remaining Maturity at December 31, 1998                 Total         Contracts         Contracts         Contracts        Contracts
------------------------------------------------------------------------------------------------------------------------------------
Within 12 months                                           52%               18%               33%                1%              --
After 1 but within 5 years                                 34                31                 2                 1               --
After 5 years                                              14                13                 1                --               --
------------------------------------------------------------------------------------------------------------------------------------
Total                                                     100%               62%               36%                2%              --
====================================================================================================================================

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

      Further information applicable to derivatives in general may be found in the following sections:

Relevant Information                           Page                              Title
-----------------------------------------------------------------------------------------------------------
Risk-weighted amounts                            22                 Capital Resources
Revenue by risk category                         16                 Trading Revenue
Market risk, Value at Risk, RAROC
  and credit management                          23                 Risk Management
Nonperforming amounts                            36                 Nonperforming Assets
Certain foreign exposures                        38                 Cross-Border Outstandings
Hedge Fund Exposures                             40                 Hedge Fund Exposures
Accounting                                       47                 Significant Accounting Policies
Balance sheet amounts                            50                 Trading Assets and Trading Liabilities
Product descriptions, fair
  values and notional amounts                    70                 Derivatives and Financial Instruments
                                                                      with Off-Balance Sheet Risk
Significant counterparties                       73                 Concentrations of Credit Risk
End-user derivatives                             74                 Fair Value of Financial Instruments
===========================================================================================================

Allowance for Credit Losses--Loans

Overview

The Corporation's loan portfolio primarily consists of commercial lending transactions to a diverse customer and geographic base. As such, the Corporation's commercial loans tend to be individually large in size and are non-homogeneous.

      As part of the Corporation's overall management and control process, the Credit Audit Department is charged with the responsibility for performing an ongoing independent examination of the loan portfolio. The Credit Audit review program is designed to identify at the earliest possible stage, counterparties who might be facing financial difficulties. All significant counterparty relationships are reviewed annually, meaning that individual loans to a particular


                               Bankers Trust Corporation and its Subsidiaries 31
counterparty are grouped together in evaluating the credit risk to such counterparty. Loans under special supervision, such as cash basis and renegotiated loans, as well as loans criticized by Credit Audit under regulatory guidelines (i.e. those loans classified as Special Mention, Substandard and Doubtful) are reviewed quarterly. In addition, all levels of management are required to bring to the attention of the Credit Audit Department any credit risk where an additional review of the counterparty's financial position is believed to be warranted. The Credit Audit Department reports at least quarterly on the portfolio to the Audit Committee of the Board of Directors.

      In addition to the above procedures, Federal Reserve and State of New York bank examiners (the "Bank regulatory authorities") perform periodic examinations of the Corporation's credit risks, including the loan portfolio. The reports on these examinations are also reviewed by the Credit Audit Department with the Audit Committee.

Determination of the Allowance for Credit Losses--Loans

The allowance for credit losses--loans represent management's subjective estimate of probable loan losses that have occurred as of the date of the financial statements. As noted above, all significant counterparty relationships are reviewed annually, and loans under special supervision, such as criticized, cash basis and renegotiated loans are reviewed quarterly to allow management to determine the level of the allowance for credit losses--loans. This management process results in three components of the overall allowance as reflected in the table below:

(in millions) December 31,                      1998          1997          1996
--------------------------------------------------------------------------------
Specific allowance                              $ 61          $ 13          $ 57
General allowance                                585           622           435
--------------------------------------------------------------------------------
    Total allocated allowance                    646           635           492
Total unallocated allowance                        6            64           281
--------------------------------------------------------------------------------
Total allowance for credit
  losses--loans                                 $652          $699          $773
================================================================================

      The specific component of the overall allowance is determined through a loan-by-loan analysis of impaired loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrowers' ability to pay. This specific allowance is measured using the guidance set forth in SFAS No. 114.

      The general component of the allowance is more subjective in nature but is the result of a rigorous process performed by the Corporation's Credit Audit Department along with the Credit Risk Management Department. This process entails the following steps:

      1. All material credit exposures are given credit quality ratings (e.g. Pass, Special Mention, Substandard and Doubtful) based on the Credit Audit examination process referred to above. This rating exercise includes consideration of obligor domicile, secondary support, and economic or industry conditions and trends directly affecting the obligor.

      2. Total exposures are divided into portfolios primarily based on industry and geography. Currently, this segmentation results in 14 different portfolios, each with a separate set of relative risk characteristics.

      3. On a quarterly basis, Credit Audit and the Credit Risk Management Department meet to discuss each of the 14 portfolios. Each portfolio is analyzed with specific discussions of each significant obligor. Factors considered in this evaluation include the credit quality of the counterparties, the amount and duration of the exposure, collateral values, the Corporation's ability to reduce exposure in situations of deteriorating creditworthiness and loss probabilities. Based on this evaluation, an allowance adequacy range representing management's subjective judgment regarding inherent losses in the respective portfolios is developed. The mechanics of this process involve development of range estimates of inherent losses in each portfolio based on the aforementioned evaluation process. The individual portfolio ranges are then summed together and a further discussion is held to estimate the inherent loss range for the overall portfolio. It is the high end of this loss range that is used to determine the general component of the overall allowance.

      4. Additionally, a "calculated loss" amount for each portfolio is determined by applying loss factors that reflect ten-year historical weighted-average loss outcomes for the respective credit quality groupings (e.g. Special Mention, Substandard and Doubtful) existing in each portfolio. The outcome of this exercise is compared to the results of step 3 above, and as such, the loss ranges may be modified upward or downward.

      Management determines the unallocated component of the overall allowance for credit losses--loans based on subjective judgments that cannot be directly associated with specific loans. These judgements include management's evaluation of trends in the loan portfolio, portfolio concentrations, trends in the allowance adequacy range, trends in the economic outlook, trends in charge-offs (actual and potential), and recoveries, in order to determine the overall level of the allowance at period end. As such, the unallocated portion of the allowance is management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in the loss estimation process.

      The independent examination process performed by the Credit Audit Department and the quarterly portfolio review performed by Credit Audit and the Credit Risk Management Department are the principal activities relied upon by management to ensure that changes in estimated credit loss levels are adjusted on a timely basis. The consideration of historical loss factors as a benchmark tool in the process of determining the allocated component of the allowance for credit losses--loans also acts as a self-correcting mechanism within management's overall estimation process. In its development and analysis of the respective components of the allowance for credit losses--loans, management also considers the experience of peer institutions (e.g. by comparison, on a quarterly basis, of five relevant credit quality ratios for 12 competitors in the banking industry) and regulatory guidance, in addition to the Corporation's own historical experience.

      Amounts deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the actual credit loss provision may be either greater than or less than actual net


32 Bankers Trust Corporation and its Subsidiaries charge-offs. The related provision for credit losses--loans, which is charged to income, is the amount necessary to adjust the allowance to the level determined through the process described above.

      The Bank regulatory authorities also assess and issue reports on the quality of the portfolio and on the adequacy of the allowance and related provision activity. Further, as part of their annual audit, the Corporation's independent auditors review the process surrounding the determination of the allowance for credit losses--loans and the level thereof. Their procedures include discussions with management, a review of selected credit files and an evaluation of the periodic reports issued by the Credit Audit Department and regulatory examiners. In the opinion of management, the allowance for credit losses--loans is fairly stated in accordance with generally accepted accounting principles.

Table 12 Analysis of the Allowances for Credit Losses

----------------------------------------------------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                 1998              1997              1996              1995             1994
----------------------------------------------------------------------------------------------------------------------------------
Loans
Allowance, beginning of year                        $   699           $   773           $   992           $ 1,252          $ 1,324
----------------------------------------------------------------------------------------------------------------------------------
Charge-offs
  Domestic
   Commercial and industrial                             24                19                46               177               55
   Financial institutions                                --                --                --                --               11
   Real estate
     Construction                                        --                11                 3                10                1
     Mortgage                                            --                 2                18                22               23
  International                                          83                46                22               121               78
----------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                       107                78                89               330              168
----------------------------------------------------------------------------------------------------------------------------------
Recoveries
  Domestic
   Commercial and industrial                              5                23                32                11               24
   Real estate
     Construction                                         1                 1                --                --                1
     Mortgage                                             8                13                 7                 4               --
  International                                           6                 7                26                24               46
----------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                         20                44                65                39               71
----------------------------------------------------------------------------------------------------------------------------------
Total net charge-offs(1)                                 87                34                24               291               97
Allowance related to acquisition                         --                17                --                --               --
Provision for credit losses                              40                --                 5                31               25
Reclassification                                         --               (57)             (200)               --               --
----------------------------------------------------------------------------------------------------------------------------------
Allowance, end of year                              $   652           $   699           $   773           $   992          $ 1,252
==================================================================================================================================
Percentage of total net charge-offs
    to average loans for the year                      0.39%             0.19%             0.18%             2.47%            0.78%
==================================================================================================================================
(1) Components:
   Secured by real estate                           $   (13)          $     5           $    14           $    23          $    24
   Real estate related                                    8                (2)                3                 2               23
   Highly leveraged                                      11                12                11                30               (5)
   Other                                                 81                19                (4)              236               55
----------------------------------------------------------------------------------------------------------------------------------
     Total                                          $    87           $    34           $    24           $   291          $    97
==================================================================================================================================
Other Liabilities
Allowance, beginning of year                        $    13           $    10           $    --           $    --          $    --
Provision for credit losses                               5                --                --                --               --
Reclassification                                         --                 3                10                --               --
----------------------------------------------------------------------------------------------------------------------------------
Allowance, end of year                              $    18           $    13           $    10           $    --          $    --
==================================================================================================================================


                               Bankers Trust Corporation and its Subsidiaries 33

Loans

The following table summarizes the composition of the loan portfolio at the end of each of the last five years:

(in millions) December 31,                          1998               1997               1996               1995               1994
------------------------------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial                      $ 6,448            $ 4,244            $ 3,422            $ 2,520            $ 2,218
  Financial institutions                           2,441              2,148              1,631              1,778              2,221
  Real estate                                      1,449              2,196              1,695              1,430              1,360
  Other                                            3,558              1,427              1,436              1,490              1,078
------------------------------------------------------------------------------------------------------------------------------------
   Total domestic                                 13,896             10,015              8,184              7,218              6,877
------------------------------------------------------------------------------------------------------------------------------------
International
  Governments and
    official institutions                            190                252                237                227                184
  Banks and other
    financial institutions                         3,599              3,175              3,482              1,543              2,994
  Commercial and industrial                        3,931              4,931              2,759              1,934              1,428
  Real estate                                        166                195                130                178                140
  Other                                            1,813              1,402              1,290              1,701              1,014
------------------------------------------------------------------------------------------------------------------------------------
   Total international                             9,699              9,955              7,898              5,583              5,760
------------------------------------------------------------------------------------------------------------------------------------
Gross loans                                       23,595             19,970             16,082             12,801             12,637
Less: unearned income                                310                165                202                120                102
------------------------------------------------------------------------------------------------------------------------------------
   Total loans                                   $23,285            $19,805            $15,880            $12,681            $12,535
====================================================================================================================================

      Total loans increased to $23.3 billion at December 31, 1998 up from $19.8 billion at year-end 1997 and $15.9 billion at December 31, 1996. The 1998 increase of $3.5 billion related to the domestic loan portfolio which increased $3.9 billion, or 39 percent, to $13.9 billion at December 31, 1998, offset by a slight decline in the international component of the loan portfolio.

      Within the domestic loan portfolio, commercial and industrial loans increased $2.2 billion in 1998, reflecting increased business volumes as well as higher targeted hold amounts in relation to loan syndication activity. Domestic loans secured by real estate declined $0.7 billion, or 34 percent, in 1998 reflecting a decrease in the volume of direct real estate loans held. Other domestic loans increased to $3.6 billion at December 31, 1998 from $1.4 billion at December 31, 1997. The increase was primarily related to an increase in real estate related loans, including loans to real estate investment trusts ("REIT"), as well as to increases in Private Client loans and in overnight overdrafts arising as a matter of course from depository business. Total loans outstanding to REIT borrowers approximated $0.9 billion at December 31, 1998.

      Domestic cash basis loans increased to $192 million at December 31, 1998, up from $141 million at year end 1997.

      The international component of the loan portfolio totaled $9.7 billion at December 31, 1998 down slightly from $10.0 billion at December 31, 1997. Within the international portfolio, commercial and industrial loans decreased 20 percent in 1998 to $3.9 billion, reflecting the Corporation's efforts to reduce exposure in this segment of the portfolio, particularly in the emerging markets, following a significant increase in commercial and industrial lending beginning in 1995. This reduction in exposure was primarily effected through pay-downs of outstanding loans. The decline in commercial and industrial lending was offset by increases in loans to banks and other financial institutions and in other international loans which includes margin related lending. At year-end 1998, the Corporation's international loan portfolio was primarily concentrated in Australia/New Zealand, Western Europe, Latin America, and non-Japan Asia. International cash basis loans increased to $200 million at December 31, 1998, up from $99 million at year-end 1997. While cash basis loans increased, the allocated portion of the allowance attributable to international loans was down slightly in 1998, as compared to 1997, based on 1998 international loan charge-off activity.

      During 1997, the loan portfolio increased $3.9 billion or 25 percent, to $19.8 billion at December 31, 1997 from $15.9 billion at December 31, 1996. The increase was primarily attributable to an increase in commercial and industrial lending in both the domestic and international segments of the loan portfolio.

      During 1997, international loans increased from $7.9 billion in 1996 to $10.0 billion or 26 percent. This increase was due to a 79 percent increase in loans to commercial and industrial counterparties which totaled $4.9 billion at December 31, 1997 and reflects a significant increase in loan volumes relating to emerging markets countries. Commensurate with this increase in emerging markets loan levels and the deterioration in credit quality of certain Asian counterparties which began to manifest itself in the latter half of 1997, the Corporation's criticized (i.e. those loans internally classified as Special Mention, Substandard and Doubtful) international loans increased significantly in 1997, although cash basis loans were basically unchanged as compared to year-end 1996. However, as a result of the economic conditions that existed at year end 1997 in the emerging markets, primarily in Asia, the allocated allowance for credit losses for international loans increased $179 million from $212 million to $391 million, as shown in the table below.

      The table below provides the components of the allowance for credit losses--loans by category. This breakdown of the allowance at each year end reflects management's best estimate of probable credit losses and may not necessarily be indicative of actual future charge-offs.

(in millions) December 31,                                  1998             1997             1996             1995*           1994*
-----------------------------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial                               $  162           $  117           $  153           $  222          $  178
  Financial institutions                                      20               38               20               40              40
  Real estate and real-estate related                         84               89              107              100              72
-----------------------------------------------------------------------------------------------------------------------------------
   Total domestic                                            266              244              280              362             290
International                                                380              391              212              377             416
-----------------------------------------------------------------------------------------------------------------------------------
   Total allocated                                           646              635              492              739             706
Unallocated portion                                            6               64              281              253             546
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                  $  652           $  699           $  773           $  992          $1,252
===================================================================================================================================

* Not comparable to other years presented in the table as 1995 and 1994 include allowance amounts related to derivatives and other credit-related commitments.


34 Bankers Trust Corporation and its Subsidiaries

      Prior to year-end 1998, the Corporation disclosed the allocated portion of the allowance based on an average of certain of the internal measures used to assess the adequacy of the allowance. At year-end 1998, the Corporation began disclosing the allocated portion of the allowance for credit losses--loans based on identified risks in individual portfolio credit exposures. All amounts for prior periods have been similarly presented.

      The allowance for credit losses--loans decreased to $652 million at December 31, 1998, from $699 million at year-end 1997 and $773 million at December 31, 1996. The decrease of $47 million in 1998 from 1997 was primarily due to $107 million of charge-offs, mainly related to Asian counterparties, partially offset by recoveries and a $40 million provision. The decline in the 1998 allowance level is primarily attributable to the overall reduction in the Corporation's risk profile in emerging market commercial and industrial loans. The $74 million decline in the allowance for credit losses--loans during 1997 was primarily due to $78 million in charge-offs and a $54 million reclassification to derivative trading assets, offset in part by $44 million in recoveries. The decline in the 1997 allowance level was also attributable, in part, to the decline in domestic commercial and industrial and real estate cash basis loans.

      The unallocated amount of the allowance represents the difference between the total allowance for loan losses and amounts identified as allocated. The relative size of the unallocated portion is dependent on the types of loss exposures that are inherent in certain sectors of the portfolio but may be difficult to associate with individual credits. For example, during 1997, and continuing in 1998, additional information regarding the collectibility of specific exposures in the portfolio, primarily Asian counterparties, became known, resulting in an increase in impaired international loans and the allocated portion of the allowance and a decrease in the unallocated allowance.

      The following table presents an analysis of the changes in the international component of the allocated allowance for credit losses for loans:

(in millions) Year Ended December 31,                         1998            1997             1996             1995*          1994*
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                   $ 391           $ 212            $ 377            $ 416          $ 324
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs
  Charge-offs                                                   83              46               22              121             78
  Recoveries                                                     6               7               26               24             46
-----------------------------------------------------------------------------------------------------------------------------------
  Total net charge-offs (recoveries)
    to the allowance                                            77              39               (4)              97             32
Allowance related to acquisition                                --              17               --               --             --
Provision and increases (decreases)
  in allocated portion of allowance                             66             258              (10)              58            124
Reclassifications                                               --             (57)            (159)              --             --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                         $ 380           $ 391            $ 212            $ 377          $ 416
===================================================================================================================================

* Not comparable to other years presented in the table as 1995 and 1994 include allowance amounts related to derivatives and other credit-related commitments.


                               Bankers Trust Corporation and its Subsidiaries 35

Nonperforming Assets

Table 13 Nonperforming Assets

-----------------------------------------------------------------------------------------------------------------------------------
($in millions) December 31,                                1998             1997             1996             1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
Cash basis loans
  Domestic
   Commercial and industrial                               $ 91             $ 49             $117             $263             $316
   Secured by real estate                                    86               92              233              297              277
   Financial institutions                                    15               --               --               10               25
-----------------------------------------------------------------------------------------------------------------------------------
    Total domestic                                          192              141              350              570              618
------------------------------------------------------------------------------------------------------------------------------------
  International
   Commercial and industrial                                135               65               57              106              248
   Secured by real estate                                    18               25               39               65               79
   Financial institutions                                     2               --                4                3               48
   Foreign governments                                       23               --               --               --                1
   Lease financings                                           7                2                2               --               --
   Other                                                     15                7               --               --                2
-----------------------------------------------------------------------------------------------------------------------------------
    Total international                                     200               99              102              174              378
-----------------------------------------------------------------------------------------------------------------------------------
Total cash basis loans                                     $392             $240             $452             $744             $996
===================================================================================================================================
Ratio of cash basis loans to
total gross loans                                           1.7%             1.2%             2.8%             5.9%             7.9%
===================================================================================================================================
Ratio of allowance for credit
losses--loans to cash basis loans                           166%             291%             171%             133%             126%
===================================================================================================================================
Renegotiated loans
  Secured by real estate                                   $ 25             $ 25             $ 37             $ 88             $ 65
  Other                                                       1               --               --               12                1
-----------------------------------------------------------------------------------------------------------------------------------
Total renegotiated loans                                   $ 26             $ 25             $ 37             $100             $ 66
===================================================================================================================================
Other real estate                                          $ 87             $194             $213             $259             $301
===================================================================================================================================
Other nonperforming assets
  Derivatives                                              $242             $ 34             $ --             $  1             $  2
  Assets acquired in credit workouts                          8                4               10               66               61
-----------------------------------------------------------------------------------------------------------------------------------
Total other nonperforming assets                           $250             $ 38             $ 10             $ 67             $ 63
===================================================================================================================================
Loans 90 days or more past due and
still accruing interest(1)                                 $ --             $ --             $ --             $ 26             $ --
===================================================================================================================================

(1) Represents loans 90 days or more past due with respect to interest or principal. These loans were considered to be well secured and were in the process of collection.

      The Corporation's credit review procedures are designed to promote early identification of counterparty, country, and industry exposures that require a higher-than normal degree of scrutiny. Each quarter a review is performed by the Credit Audit Department and senior credit management of cash basis loans and criticized assets (i.e. those assets internally classified as Special Mention, Substandard and Doubtful). Individual borrower balances are evaluated and a charge-off of amounts deemed uncollectible is recommended. Factors considered in this evaluation include the credit quality of the counterparties, the amount and duration of the exposure, collateral values, our ability to reduce exposure in situations of deteriorating creditworthiness and loss probabilities. Once a charge-off is taken, the remaining portion, if any, is immediately placed on a cash basis. If the collection or liquidation in full is questionable, the asset is classified as doubtful. In addition, it is generally the Corporation's policy that loans be immediately placed on a cash basis when they become 90 days past due with respect to interest or principal.

      The Corporation's total cash basis loans amounted to $392 million at December 31, 1998, an increase of $152 million, or 63 percent, from 1997, which had decreased $212 million, or 47 percent, from 1996. The specific allowance related to impaired loans amounted to $61 million at December 31, 1998, an increase of $48 million from 1997 which had decreased $44 million from 1996.

      Cash basis loans increased $152 million during 1998, primarily due to an increase in both domestic and international commercial and industrial loans. Cash basis loans decreased $212 million during 1997, primarily due to a $155 million decrease in loans secured by real estate. This decline in loans secured by real estate was primarily attributable to net paydowns and loan sales.

      Within cash basis loans, loans secured by real estate were $104 million at December 31, 1998 compared to $117 million at December 31, 1997. Commercial and industrial loans to highly leveraged borrowers increased $25 million in 1998 to $66 million.

      In 1997, renegotiated loans decreased $12 million.

      In 1998, other real estate decreased $107 million, mainly due to sales of properties. Other real estate decreased $19 million, to $194 million at December 31, 1997.


36 Bankers Trust Corporation and its Subsidiaries

      Derivative contracts are classified as nonperforming when payments are 90 days past due, or earlier based upon management's judgment as to the probability of collection of all amounts due under the contracts. Nonperforming derivatives increased $208 million in 1998 as a result of contracts with Asian counterparties.

      An analysis of the changes in the Corporation's total cash basis loans follows:

(in millions)

Year Ended December 31,                                    1998             1997             1996             1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                $ 240            $ 452            $ 744            $ 996            $ 974
Net transfers to cash basis loans                           365              111               96              314              520
Net paydowns                                                (64)            (146)            (241)            (221)            (130)
Charge-offs                                                (107)             (78)             (87)            (330)            (163)
Net transfers from (to) other
  real estate                                                (2)             (16)             (14)              13              (72)
Transfers to other
  nonperforming assets                                       --               --               --               --               (7)
Loan sales                                                  (24)             (47)             (38)              (1)             (49)
Other                                                       (16)             (36)              (8)             (27)             (77)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                      $ 392            $ 240            $ 452            $ 744            $ 996
===================================================================================================================================

Highly Leveraged Transactions

The Corporation enters into highly leveraged transactions ("HLTs") that involve loans, commitments to lend, guarantees, equity investments and commitments to invest.

      For purposes of monitoring the extent of its exposure to HLTs, the Corporation utilizes the following definition. HLTs are financing transactions the purpose of which involves a buyout, acquisition or recapitalization and which (i) doubles the subject company's liabilities and results in a leverage ratio higher than 50 percent or (ii) results in a leverage ratio higher than 75 percent or (iii) is designated an HLT by a syndication agent. Borrowers are delisted from HLT status when (1) cash flow tests, relative to their industry or peer group, are met, or (2) they are no longer highly leveraged upon emergence from Chapter 11 bankruptcy or similar proceeding. In addition, certain loans which are fully collateralized by cash or cash equivalent securities are excluded from HLT reporting.

      Amounts included in the table and discussion which follow generally reflect the above definition.

Table 14 Highly Leveraged Transactions

(in millions) December 31,                                  1998            1997
--------------------------------------------------------------------------------
Loans
  Senior debt                                             $3,546          $2,376
  Subordinated debt                                           --              36
--------------------------------------------------------------------------------
Total loans                                               $3,546          $2,412
================================================================================
Unfunded commitments
  Commitments to lend                                     $1,970          $1,420
  Letters of credit                                          118             186
--------------------------------------------------------------------------------
Total unfunded commtments                                 $2,088          $1,606
================================================================================
Equity investments                                        $1,057          $  884
================================================================================
Commitments to invest                                     $1,338          $  949
================================================================================

      The Corporation's outstanding loans were to 190 separate borrowers in 46 separate industry groups at December 31, 1998, compared to 174 separate borrowers in 47 separate industry groups at December 31, 1997. There were no industry concentrations which exceeded 10 percent of total HLT loans outstanding at December 31, 1998.

      In addition to the amounts shown in Table 14, at December 31, 1998, the Corporation had issued commitment letters which had been accepted, subject to documentation and certain other conditions, of $128 million (which were in various stages of syndication) and had additional HLTs in various stages of discussion and negotiation.

      During 1998, the Corporation originated $11.0 billion of HLT commitments. It should be noted that the Corporation's loans and commitments in connection with HLTs fluctuate as new loans and commitments are made and as loans and commitments are syndicated, participated or paid.

      All loans and commitments to finance HLTs are reviewed and approved by senior credit officers of the Corporation. In addition to a strict transactional and credit approval process, the portfolio of leveraged loans and commitments is actively monitored and managed to minimize risk through diversification among borrowers and industries. As part of this strategy, sell and hold targets are regularly updated in connection with market opportunities and the addition of new HLTs. Retention by the Corporation after syndication and sales of loan participations has typically been less than $50 million, and the average outstanding per borrower for the portfolio at December 31, 1998 was less than $19 million. However, at December 31, 1998, the Corporation had total exposure (loans outstanding plus unfunded commitments) in excess of $50 million to 17 separate highly leveraged borrowers.

      At December 31, 1998, $66 million of the HLT loan portfolio was on a cash basis. In addition, $4 million of the equity investments in HLT companies represented assets acquired in credit workouts, which are reported as other nonperforming assets. Net charge-offs of $11 million of HLT loans were recorded in 1998. In addition, the Corporation recorded a net gain of $291 million in connection with the sales and/or write-offs of certain equity investments in highly leveraged companies during 1998.

      Generally, fees (typically 2 to 4 percent of the principal amount committed) and interest charged (typically LIBOR plus 1.5 to 3 percent) on HLT loans are higher than on other credits. The Corporation does not account for revenue or expenses from HLTs separately from its other corporate lending activities. However, it is estimated that transaction fees recognized for lending activities relating to HLTs were approximately $114 million during 1998 and that as of December 31, 1998, approximately $98 million of fees were deferred.


                               Bankers Trust Corporation and its Subsidiaries 37

Cross-Border Outstandings

The Corporation's cross-border outstandings reflect certain additional economic and political risks beyond those associated with its domestic outstandings, such as risks arising from funds transfer restrictions and balance-of-payments issues, as well as risks arising from operating in different legal and regulatory jurisdictions.

      The following table presents the Corporation's cross-border outstandings at December 31, 1998 and 1997 for each foreign country where such outstandings exceeded .75 percent of the Corporation's total assets. The outstanding balances are presented in accordance with the reporting guidelines adopted by the Federal Financial Institutions Examination Council (FFIEC) as of March 1997. (See Table 16 on page 39 for Securities Act Guide 3 disclosure of Cross Border Outstandings).

Table 15 Cross-Border Outstandings

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Governments      Banks and
                                                                     % of           and          Other     Commercial
                                                     Total          Total      Official      Financial            and
($in millions)                                Outstandings         Assets  Institutions   Institutions     Industrial          Other
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998
  France                                           $ 5,600           4.21%      $   373        $ 4,639        $   588        $    --
  Germany                                            3,651           2.74           162          3,226            263             --
  United Kingdom                                     3,093           2.32            47          2,218            824              4
  Japan(1)                                           2,705           2.03         1,122          1,184            399             --
  Australia                                          2,097           1.58           408          1,199            490             --
  Canada                                             1,898           1.43           649            915            331              3
  Switzerland                                        1,839           1.38            --          1,754             85             --
  Netherlands                                        1,778           1.34           106          1,448            224             --
  Italy                                              1,705           1.28           293            917            495             --
  All other cross-border outstandings               12,364           9.29         1,738          6,212          4,412              2
------------------------------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings                  $36,730          27.60%      $ 4,898        $23,712        $ 8,111        $     9
====================================================================================================================================
At December 31, 1997
  Japan(1)                                         $ 7,018           5.01%      $   935        $ 4,996        $ 1,087        $    --
  France                                             3,898           2.78             2          3,558            338             --
  Spain                                              3,520           2.51           302          2,940            278             --
  Australia                                          3,003           2.14           507          2,072            424             --
  Germany                                            2,771           1.98           281          2,295            195             --
  United Kingdom                                     2,428           1.73             8          2,309            108              3
  Canada                                             2,258           1.61           579          1,251            426              2
  Switzerland                                        1,919           1.37            --          1,123            796             --
  Brazil(2)                                          1,917           1.37           809            588            520             --
  Republic of Korea(3)                               1,583           1.13           186            929            468             --
  Netherlands                                        1,322           0.94            --            879            443             --
  Indonesia(2)                                       1,247           0.89            24            440            783             --
  Italy                                              1,110           0.79           427            432            251             --
  All other cross-border outstandings               12,572           8.97         3,208          6,408          2,905             51
------------------------------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings                  $46,566          33.22%      $ 7,268        $30,220        $ 9,022        $    56
====================================================================================================================================

(1) The Corporation's cross-border outstandings with Japan primarily consisted of trading account assets and securities available for sale which are carried at fair value. While for 1997, the cross-border outstandings primarily consisted of interest-bearing deposits with banks and trading account assets carried at fair value.

(2) The Corporation's cross-border outstandings with Brazil and Indonesia primarily consisted of trading account assets carried at fair value.

(3) The Corporation's cross-border outstandings with the Republic of Korea primarily consisted of trading account assets carried at fair value and acceptances outstanding.

      The cross-border claims outstandings in Table 15 were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets (including net revaluation gains on foreign exchange and derivative products), securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable and acceptances outstanding.

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

      The amounts outstanding for each country listed in Table 15 exclude local country claims. Local country claims, as defined by the FFIEC's March 1997 reporting guidelines, include claims on


38 Bankers Trust Corporation and its Subsidiaries residents of the same country in which the booking office is domiciled. Such claims are generally funded with borrowings that represent liabilities of that office or are hedged with foreign exchange and derivative products.

      At December 31, 1998, total cross-border commitments to borrowers or counterparties domiciled in the countries presented in Table 15 were: France $54 million; Germany $116 million; United Kingdom $67 million; Japan $36 million; Canada $79 million; Switzerland $43 million; Netherlands $107 million and Italy $151 million.

      The amendments to the FFIEC's cross-border reporting guidelines as adopted in March 1997 included the addition of net revaluation gains on foreign exchange and derivative products to the definition of claims outstanding, and the elimination of the currency denomination criteria when segregating local from cross-border country claims.

      Presented in Table 16 below are the 1998 and 1997 cross-border outstandings excluding the net revaluation gains on foreign exchange and derivative products for comparative purposes with the 1996 outstanding balances, as previously reported in accordance with the FFIEC's cross-border definition at that time as well as in accordance with Securities Act Guide 3 disclosure, for each foreign country where such outstandings exceeded one percent of total assets.

Table 16 Cross-Border Claims Outstanding (excluding net revaluation gains on FX and derivatives)

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Governments        Banks and
                                                             % of             and            Other       Commercial
                                           Total            Total        Official        Financial              and
($in millions)                      Outstandings           Assets    Institutions     Institutions       Industrial            Other
------------------------------------------------------------------------------------------------------------------------------------
At December 31, 1998
France                                    $3,542             2.66%         $  368           $2,648           $  526               --
Germany                                    2,200             1.65             162            1,828              210               --
United Kingdom                             2,135             1.60               4            1,355              772                4
Japan(1)                                   1,907             1.43           1,120              388              399               --
====================================================================================================================================
At December 31, 1997
Japan(1)                                  $4,222             3.01%         $  881           $2,364           $  977               --
Spain                                      3,290             2.35             302            2,734              254               --
France                                     2,948             2.10               2            2,696              250               --
Brazil(2)                                  1,915             1.37             809              587              519               --
Germany                                    1,890             1.35             281            1,450              159               --
Canada                                     1,509             1.08             264              890              353                2
====================================================================================================================================
At December 31, 1996
United Kingdom                            $3,904             3.19%         $   12           $3,461           $  430           $    1
Switzerland                                3,598             2.94              --            3,332              266               --
France                                     3,485             2.84              63            3,005              416                1
Spain                                      2,670             2.18             960            1,667               43               --
Japan(1)                                   2,523             2.06             477              979            1,067               --
Germany                                    1,700             1.39             537              758              405               --
Mexico(3)                                  1,332             1.09             676              329              327               --
Italy                                      1,285             1.05             751              384              150               --
Brazil(2)                                  1,266             1.03             569              454              243
====================================================================================================================================

(1) The Corporation's cross-border outstandings with Japan primarily consisted of trading account assets and securities available for sale which are carried at fair value. While for 1997 and 1996, the cross-border outstandings primarily consisted of interest-bearing deposits with banks and trading assets carried at fair value.

(2) The Corporation's cross-border outstandings as presented above for Brazil primarily consisted of trading assets which are carried at fair value.

(3) The Corporation's cross-border outstandings for Mexico primarily consisted of trading assets carried at fair value and securities purchased under resale agreements.

      On this basis Canada, Italy, Netherlands and Switzerland are the only countries whose cross-border outstandings were between .75 percent and 1.00 percent of total assets at December 31, 1998. The aggregate cross-border outstandings for these countries amounted to $1.2 billion, or .92 percent of total assets for Canada, $1.2 billion, or .91 percent of total assets for Italy, $1.2 billion, or .89 percent of total assets for Netherlands and $1.1 billion, or .85 percent of total assets for Switzerland.

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


                               Bankers Trust Corporation and its Subsidiaries 39

      The following table details the cash basis loans of the outstandings for those countries presented in Tables 15 and 16.

                                                                      Cash Basis
(in millions)                                                              Loans
--------------------------------------------------------------------------------
At December 31, 1998
  United Kingdom                                                             $36
  Canada                                                                      16
  Italy                                                                        3
--------------------------------------------------------------------------------
Total                                                                        $55
================================================================================
At December 31, 1997
  Indonesia                                                                  $10
  Spain                                                                        2
--------------------------------------------------------------------------------
Total                                                                        $12
================================================================================
At December 31, 1996
  Italy                                                                      $ 3
  Spain                                                                        2
--------------------------------------------------------------------------------
Total                                                                        $ 5
================================================================================

      There were no cross-border renegotiated loans for the years ended December 31, 1998, 1997 and 1996.

      In addition to the foregoing disclosure regarding cross-border outstandings, the following table presents specific disclosure regarding cross-border exposure to significant Emerging Market countries:

Table 17 Emerging Markets Cross-Border Exposures(1)

                                                                   % Change from
                                   December 31,     December 31,    December 31,
($in billions)                            1998             1997             1997
--------------------------------------------------------------------------------
Korea, Republic of                      $  0.8          $   1.6            (50)%
Indonesia                                  0.4              1.3            (69)%
Hong Kong                                  0.4              1.0            (60)%
Thailand                                   0.2              0.6            (67)%
Malaysia                                   0.1              0.3            (67)%
Other(2)                                   0.8              1.1            (27)%
--------------------------------------------------------------------------------
Total Emerging Asia                     $  2.7          $   5.9            (54)%
--------------------------------------------------------------------------------
Brazil                                  $  0.7          $   1.9            (63)%
Mexico                                     0.6              1.0            (40)%
Argentina                                  0.5              0.8            (38)%
Venezuela                                  0.1              0.3            (67)%
Other(3)                                   0.6              0.8            (25)%
--------------------------------------------------------------------------------
Total Latin America                     $  2.5          $   4.8            (48)%
--------------------------------------------------------------------------------
Russian Federation                      $  0.2          $   1.1            (82)%
--------------------------------------------------------------------------------
Total                                   $  5.4          $  11.8            (54)%
================================================================================
As a % of Total Assets                     4.1%             8.4%
================================================================================

(1) Based on FFIEC instructions. Shown by country of ultimate risk. Excludes local country claims on local residents.

(2) Includes Peoples Republic of China, Republic of Taiwan, India, Philippines, Singapore and Sri Lanka.

(3)   Includes Chile, Colombia, Peru, Ecuador, Nicaragua, Panama and Uruguay.

      At December 31, 1998, the Corporation's Emerging Markets cross-border exposures to Asia, Latin America and Russia were $5.4 billion, down 54 percent from $11.8 billion at December 31, 1997.

Hedge Fund Exposures

The amount owed to the Firm by hedge funds under foreign exchange and derivative contracts on a pre-collateral basis was $674 million at December 31, 1998. This entire amount is under daily mark-to-market agreements that require cash or U.S. Treasury securities as collateral. All collateral calls under these agreements have been met. In September 1998, the Corporation made a $300 million equity investment in Long-Term Capital Management, L.P. in connection with the recapitalization of that entity. As of December 31, 1998 the Corporation had approximately $225 million of additional proprietary equity investments in approximately 50 hedge funds with no single investment larger than $20 million. The Corporation also finances trading positions for hedge funds through reverse repurchase agreements, all of which are fully collateralized. Also the Corporation structures for other clients, principally large pension funds, certain transactions that facilitate their investments in hedge funds. The Corporation's credit risk in these structures lies with the client investor and not with the hedge fund.

Accounting Developments

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption as of January 1, 1999 of SOP 98-1 will not have a material impact on the Corporation's net income, stockholders' equity or total assets.

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS 133 is effective on January 1, 2000 for calendar year companies. Depending on the underlying risk management strategy, the accounting for these products under the new standard could affect reported earnings and balance sheet accounts. The Corporation is in the process of evaluating the potential impact of the new standard.

      In November 1998, the Securities and Exchange Commission, Federal Deposit Insurance Corporation, Federal Reserve Board, Office of the Comptroller of the Currency, and Office of Thrift Supervision (the "Agencies") issued a Joint Interagency Statement which underscored the requirement that depository institutions record and report their allowance for loan and lease losses in accordance with generally accepted accounting principles. In March 1999, the Agencies announced the establishment of a Joint Working Group to gain a better understanding of the procedures and processes, including sound practices, used by banking organizations to determine the allowance for credit losses with the objective of issuing parallel guidelines on the appropriate methodologies and supporting documentation and enhanced disclosures regarding the allowance for credit losses. When the final guidance is issued, the Corporation will evaluate the potential impact of the guidelines on its consolidated financial statements.


40 Bankers Trust Corporation and its Subsidiaries

                              Financial Reports Section

                              Financial Statements

                              CONSOLIDATED STATEMENT
                              OF INCOME                                       42

                              CONSOLIDATED STATEMENT
                              OF COMPREHENSIVE INCOME                         43

                              CONSOLIDATED BALANCE SHEET                      44

                              CONSOLIDATED STATEMENT
                              OF CHANGES IN
                              STOCKHOLDERS' EQUITY                            45

                              CONSOLIDATED STATEMENT
                              OF CASH FLOWS                                   46

                              NOTES TO FINANCIAL
                              STATEMENTS                                      47

                              MANAGEMENT'S REPORT ON
                              RESPONSIBILITY FOR
                              FINANCIAL REPORTING                             82

                              REPORTS OF
                              INDEPENDENT AUDITORS                         83-84

                              Supplemental Financial Data

                              CONDENSED QUARTERLY
                              CONSOLIDATED STATEMENT
                              OF INCOME                                       85

                              STOCKHOLDER DATA                                85

                              AVERAGE BALANCES, INTEREST
                              AND AVERAGE RATES                               86

                              VOLUME/RATE ANALYSIS
                              OF CHANGES IN NET
                              INTEREST REVENUE                                88

                              INTEREST RATE SENSITIVITY                       89

                              DEPOSITS                                        90


                              10-K Report

                              This Annual Report includes the Corporation's SEC Report on Form 10-K. However, portions of the Annual Report, such as pages 1-11, are not required by the Form 10-K report and are not part of the Corporation's Form 10-K. Only those sections of the Annual Report referenced in the cross-reference index on page 109 are incorporated in the Form 10-K.


                               Bankers Trust Corporation and its Subsidiaries 41

Consolidated Statement of Income (in millions, except per share data)

--------------------------------------------------------------------------------------------
Year Ended December 31,                                            1998       1997      1996
--------------------------------------------------------------------------------------------
Net Interest Revenue
  Interest revenue                                              $ 8,291    $ 7,285   $ 6,508
  Interest expense                                                6,919      5,926     5,451
--------------------------------------------------------------------------------------------
Net Interest Revenue                                              1,372      1,359     1,057
Provision for credit losses--loans                                   40         --         5
--------------------------------------------------------------------------------------------
Net Interest Revenue after Provision for Credit Losses--Loans     1,332      1,359     1,052
Noninterest Revenue
  Trading                                                          (184)     1,055     1,014
  Fiduciary and funds management                                  1,108      1,059       876
  Corporate finance fees                                          1,255      1,113       922
  Other fees and commissions                                        817        606       534
  Net revenue from equity investments                               302        224       230
  Securities available for sale gains (losses)                      (56)       158        75
  Insurance premiums                                                256        287       230
  Other                                                             259        359       236
--------------------------------------------------------------------------------------------
Total noninterest revenue                                         3,757      4,861     4,117
--------------------------------------------------------------------------------------------
Noninterest Expenses
  Salaries and commissions                                        1,421      1,273     1,154
  Incentive compensation and employee benefits                    1,530      1,726     1,216
  Agency and other professional service fees                        501        391       321
  Communication and data services                                   252        231       237
  Occupancy, net                                                    218        181       174
  Furniture and equipment                                           252        224       186
  Travel and entertainment                                          171        142       113
  Provision for policyholder benefits                               322        333       280
  Other                                                             499        423       357
  Restructuring charges                                              --         57        --
--------------------------------------------------------------------------------------------
Total noninterest expenses                                        5,166      4,981     4,038
--------------------------------------------------------------------------------------------
Income (loss) before income taxes                                   (77)     1,239     1,131
Income taxes (benefit)                                               (4)       373       365
--------------------------------------------------------------------------------------------
Net Income (Loss)                                               $   (73)   $   866   $   766
============================================================================================

Net Income (Loss) Applicable to Common Stock*                   $  (105)   $   817   $   715
============================================================================================

Earnings (Loss) per Common Share:
  Basic                                                         $ (1.05)   $  8.15   $  7.12
============================================================================================

  Diluted                                                       $ (1.05)   $  7.66   $  6.76
============================================================================================

Cash dividends declared per common share                        $  4.00    $  4.00   $  4.00
============================================================================================

* Amounts shown are used to calculate basic earnings per common share.

The accompanying notes are an integral part of the financial statements.


42 Bankers Trust Corporation and its Subsidiaries

Consolidated Statement of Comprehensive Income (in millions)

---------------------------------------------------------------------------------------------------
Year Ended December 31,                                                      1998     1997     1996
---------------------------------------------------------------------------------------------------
Net Income (Loss)                                                           $ (73)   $ 866    $ 766
---------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments, net of tax*                       (36)       2      (16)
  Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during period, net of tax**      (90)       6       92
   Reclassification adjustment for realized (gains) losses, net of tax***      57      (95)     (54)
---------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                       (69)     (87)      22
Comprehensive Income (Loss)                                                 $(142)   $ 779    $ 788
===================================================================================================

* Amounts are net of an income tax (benefit) expense of $(10) million, $76 million and $(24) million at December 31, 1998, 1997 and 1996, respectively.

** Amounts are net of an income tax (benefit) expense of $(12) million, $6 million and $53 million at December 31, 1998, 1997 and 1996, respectively.

*** Amounts are net of income tax expense of $1 million, $63 million and $21 million at December 31, 1998, 1997 and 1996, respectively.

The accompanying notes are an integral part of the financial statements.


                               Bankers Trust Corporation and its Subsidiaries 43

Consolidated Balance Sheet ($ in millions, except par value)

------------------------------------------------------------------------------------
December 31,                                                       1998         1997
------------------------------------------------------------------------------------
Assets
Cash and due from banks                                       $   2,837    $   2,188
Interest-bearing deposits with banks                              2,382        4,272
Federal funds sold                                                2,484        1,382
Securities purchased under resale agreements                     17,053       19,163
Securities borrowed                                              14,709       16,751
Trading assets:
  Government securities                                           5,731       11,397
  Corporate debt securities                                       5,519        8,128
  Equity securities                                               5,810        7,914
  Swaps, options and other derivatives                           17,376       17,673
  Other trading assets                                           11,734       11,460
------------------------------------------------------------------------------------
Total trading assets                                             46,170       56,572
Securities available for sale                                    12,748        8,081
Loans, net                                                       22,633       19,106
Customer receivables                                              1,524        1,547
Due from customers on acceptances                                   232          633
Accounts receivable and accrued interest                          3,815        4,785
Other assets                                                      6,528        5,622
------------------------------------------------------------------------------------
Total                                                         $ 133,115    $ 140,102
====================================================================================
Liabilities
Noninterest-bearing deposits
  Domestic offices                                            $   2,784    $   2,776
  Foreign offices                                                 1,689        1,952
Interest-bearing deposits
  Domestic offices                                               18,259       22,353
  Foreign offices                                                14,602       15,749
------------------------------------------------------------------------------------
Total deposits                                                   37,334       42,830
Trading liabilities:
  Securities sold, not yet purchased
    Government securities                                         4,149        4,389
    Equity securities                                             6,458        5,273
    Other trading liabilities                                       789          519
  Swaps, options and other derivatives                           15,857       17,065
------------------------------------------------------------------------------------
Total trading liabilities                                        27,253       27,246
Securities loaned and securities sold
  under repurchase agreements                                    17,420       17,896
Other short-term borrowings                                      16,313       19,577
Acceptances outstanding                                             232          633
Accounts payable and accrued expenses                             5,210        6,536
Other liabilities                                                 5,234        3,617
Long-term debt not included in risk-based capital                14,890       11,275
Long-term debt included in risk-based capital                     3,113        3,312
Mandatorily redeemable capital securities of
  subsidiary trusts holding solely junior
  subordinated deferrable interest debentures
  included in risk-based capital                                  1,420        1,472
------------------------------------------------------------------------------------
Total liabilities                                               128,419      134,394
====================================================================================
Commitments and contingent liabilities (Notes 6, 23 and 28)

Stockholders' Equity
Preferred stock                                                     394          658
Common stock, $1 par value
  Authorized, 300,000,000 shares
  Issued: 1998, 105,380,175 shares;
          1997, 105,378,741 shares                                  105          105
Capital surplus                                                   1,613        1,563
Retained earnings                                                 3,504        4,202
Common stock in treasury, at cost: 1998, 9,666,055 shares;
                                   1997, 8,422,401 shares        (1,056)        (889)
Other stockholders' equity                                          599          463
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities
    available for sale, net of taxes                                (65)         (32)
  Foreign currency translation, net of taxes                       (398)        (362)
------------------------------------------------------------------------------------
Total stockholders' equity                                        4,696        5,708
------------------------------------------------------------------------------------
Total                                                         $ 133,115    $ 140,102
====================================================================================

The accompanying notes are an integral part of the financial statements.


44 Bankers Trust Corporation and its Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (in millions)

-----------------------------------------------------------------------------------------
Year Ended December 31,                                        1998       1997       1996
-----------------------------------------------------------------------------------------
Preferred Stock
Balance, beginning of year                                  $   658    $   810    $   865
Preferred stock issued                                           --          1          1
Preferred stock repurchased                                     (16)        (8)       (56)
Preferred stock redeemed                                       (248)      (145)        --
-----------------------------------------------------------------------------------------
Balance, end of year                                            394        658        810
-----------------------------------------------------------------------------------------
Common Stock
Balance, beginning of year                                      105        104        103
Issuance of common stock                                         --          1          1
-----------------------------------------------------------------------------------------
Balance, end of year                                            105        105        104
-----------------------------------------------------------------------------------------
Capital Surplus
Balance, beginning of year                                    1,563      1,437      1,386
Issuance of common stock                                         --         59         19
Repurchase and retirement of common stock                        --         (6)       (16)
Common stock distributed under employee benefit plans            50         73         41
Preferred stock repurchased                                      --         --          7
-----------------------------------------------------------------------------------------
Balance, end of year                                          1,613      1,563      1,437
-----------------------------------------------------------------------------------------
Retained Earnings
Balance, beginning of year                                    4,202      3,988      3,702
Net income (loss)                                               (73)       866        766
Cash dividends declared
  Preferred stock                                               (35)       (50)       (58)
  Common stock                                                 (384)      (366)      (335)
Treasury stock distributed under employee benefit plans        (206)      (236)       (80)
Treasury stock associated with acquisition                       --         --         (7)
-----------------------------------------------------------------------------------------
Balance, end of year                                          3,504      4,202      3,988
-----------------------------------------------------------------------------------------
Common Stock in Treasury, at cost
Balance, beginning of year                                     (889)      (372)      (336)
Purchases of stock                                             (618)    (1,038)      (608)
Treasury stock distributed under employee benefit plans         451        521        362
Treasury stock associated with acquisition                       --         --        210
-----------------------------------------------------------------------------------------
Balance, end of year                                         (1,056)      (889)      (372)
-----------------------------------------------------------------------------------------
Common Stock Issuable--Stock Awards
Balance, beginning of year                                      901        526        233
Deferred stock awards granted, net                               54        401        294
Deferred stock distributed                                     (138)       (26)        (1)
-----------------------------------------------------------------------------------------
Balance, end of year                                            817        901        526
-----------------------------------------------------------------------------------------
Deferred Compensation--Stock Awards
Balance, beginning of year                                     (438)      (308)      (151)
Deferred stock awards granted, net                              (55)      (404)      (331)
Amortization of deferred compensation, net                      275        274        174
-----------------------------------------------------------------------------------------
Balance, end of year                                           (218)      (438)      (308)
-----------------------------------------------------------------------------------------
Cumulative Translation Adjustments
Balance, beginning of year                                     (362)      (364)      (348)
Translation adjustments                                         (46)        78        (40)
Income taxes applicable to translation adjustments               10        (76)        24
-----------------------------------------------------------------------------------------
Balance, end of year                                           (398)      (362)      (364)
-----------------------------------------------------------------------------------------
Securities Valuation Allowance
Balance, beginning of year                                      (32)        57         19
Change in unrealized net gains (losses), after applicable
  income taxes and minority interest                            (33)       (89)        38
-----------------------------------------------------------------------------------------
Balance, end of year                                            (65)       (32)        57
-----------------------------------------------------------------------------------------
Total stockholders' equity, end of year                     $ 4,696    $ 5,708    $ 5,878
=========================================================================================

The accompanying notes are an integral part of the financial statements.


                               Bankers Trust Corporation and its Subsidiaries 45

Consolidated Statement of Cash Flows (in millions)

----------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                   1998        1997        1996
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                                                     $    (73)   $    866    $    766
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Provision for credit losses--loans                                                        40          --           5
  Provision for credit losses--other                                                         5          --          --
  Provision for policyholder benefits                                                      322         333         280
  Restructuring charges                                                                     --          57          --
  Deferred income taxes, net                                                              (276)       (272)         72
  Depreciation and other amortization and accretion                                        379         415         280
  Other, net                                                                                13         (61)       (108)
----------------------------------------------------------------------------------------------------------------------
   Earnings adjusted for noncash charges and credits                                       410       1,338       1,295
Net change in:
  Trading assets                                                                         8,554      (8,825)     (2,742)
  Trading liabilities                                                                      245       4,525      (2,361)
  Receivables and payables from securities transactions                                   (528)        477       1,196
  Customer receivables                                                                      23         (18)        (41)
  Other operating assets and liabilities, net                                           (1,724)        (79)     (1,073)
Securities available for sale losses (gains)                                                56        (158)        (75)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      7,036      (2,740)     (3,801)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Net change in:
  Interest-bearing deposits with banks                                                   1,886      (2,171)       (217)
  Federal funds sold                                                                    (1,102)        302        (830)
  Securities purchased under resale agreements                                           2,110      (1,197)     (4,750)
  Securities borrowed                                                                    2,042         254      (5,697)
  Loans                                                                                 (1,906)     (4,637)     (2,914)
Securities available for sale:
  Purchases                                                                            (22,041)     (6,430)     (5,910)
  Maturities and other redemptions                                                       2,794       3,845       3,191
  Sales                                                                                 15,102       1,511       1,571
Acquisitions of premises and equipment                                                    (447)       (237)       (215)
Other, net                                                                               1,183         911         105
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (379)     (7,849)    (15,666)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net change in:
  Deposits                                                                              (5,474)     12,651       4,708
  Securities loaned and securities sold under repurchase agreements                       (277)     (5,399)      8,334
  Other short-term borrowings                                                           (2,879)      1,125       3,425
Issuances of long-term debt*                                                             7,746       9,645       4,262
Repayments of long-term debt**                                                          (3,973)     (5,188)     (1,312)
Issuances of common stock                                                                   --          48          19
Repurchase and retirement of common stock                                                   --          (6)        (17)
Issuance of preferred stock of subsidiary                                                  304          --          --
Redemptions of preferred stock of subsidiary                                              (304)       (250)         --
Redemptions and repurchases of preferred stock                                            (264)       (152)        (49)
Purchases of treasury stock                                                               (618)     (1,038)       (608)
Cash dividends paid                                                                       (421)       (397)       (392)
Other, net                                                                                 128         248         258
----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                     (6,032)     11,287      18,628
----------------------------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                                 24         (78)          8
----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Due from Banks                                         649         620        (831)
Cash and due from banks, beginning of year                                               2,188       1,568       2,399
----------------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of year                                                  $  2,837    $  2,188    $  1,568
======================================================================================================================
Interest paid                                                                         $  6,868    $  5,515    $  5,513
======================================================================================================================
Income taxes paid, net                                                                $     76    $    260    $    329
======================================================================================================================
Noncash investing activities:
  Conversions of loans to other real estate and assets acquired in credit workouts    $      6    $     64    $     24
  Exchanges of Chilean government bonds for annuity contracts                                9          57          76
  Other***                                                                                  --          --         203
----------------------------------------------------------------------------------------------------------------------
Total noncash investing activities                                                    $     15    $    121    $    303
======================================================================================================================
Noncash financing activity: conversion of debt to equity                              $     15    $     63    $      3
======================================================================================================================

* Includes $739 million and $730 million related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital for the years ended December 31, 1997 and 1996, respectively.

** Includes $57 million for the year ended December 31, 1998, related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital.

***   1996 amount related to treasury stock associated with acquisition.

The accompanying notes are an integral part of the financial statements.


46 Bankers Trust Corporation and its Subsidiaries

                         NOTES TO FINANCIAL STATEMENTS

Note 1--Significant Accounting Policies

On September 1, 1997, Alex. Brown Incorporated ("Alex. Brown") was merged into a wholly-owned subsidiary of Bankers Trust Corporation. The merger was accounted for as a pooling-of-interests, and accordingly, the information included in the financial statements presents the combined results of Alex. Brown and Bankers Trust Corporation together with its subsidiaries (the "Corporation" or the "Firm") as if the merger had been in effect for all the periods presented.

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

Principles of Consolidation

The consolidated financial statements of the Corporation include Bankers Trust Corporation (the "Parent Company"), Bankers Trust Company and its subsidiaries ("BTCo") and all other significant, majority-owned subsidiaries, after elimination of material intercompany transactions and accounts. Investments in other companies over which the Corporation has significant influence are accounted for using the equity method of accounting. These investments are reported in other assets and the related equity income or loss, as well as disposition gains and losses, is included in noninterest revenue.

Foreign Currency Translation

Assets and liabilities denominated in currencies other than an entity's functional currency are translated into its functional currency using the current exchange rates and the resulting translation gains and losses are reported in noninterest revenue. Assets and liabilities of entities whose functional currency is not the U.S. dollar are translated into U.S. dollars using the current exchange rates and the translation gains and losses, net of tax effects, are reported in other comprehensive income.

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

      Securities available for sale are carried at fair value with the changes in fair value, net of applicable deferred income taxes, reported in other comprehensive income. Realized gains and losses, as well as the amortization of premiums and accretion of discounts, are recorded in earnings. The specific identification method is used to determine the cost of securities sold.

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


                              Bankers Trust Corporation and its Subsidiaries  47

      In addition to its trading activities, the Corporation, as an end user, enters into various types of derivative transactions (principally interest rate and currency swaps) to manage the interest rate, currency and other market risks arising from a number of categories of its assets and liabilities. Hedge accounting, as described below, is applied to derivatives used to manage such risks. To qualify for hedge accounting, the derivative contract must be designated as a hedge at its inception and must remain effective as a hedge throughout its term. A derivative is considered to be an effective hedge when its terms correlate highly with the hedged item.

      The accounting for end-user derivatives follows that of the underlying item being hedged. Thus, net interest revenue is accrued or amortized for interest rate contracts, and in addition, hedges of securities available for sale are carried at fair value with changes in fair value due to market price changes reported in other comprehensive income. Foreign exchange rate contracts used to hedge foreign-currency-denominated assets and liabilities are translated at spot rates with the resulting gains and losses reported in noninterest revenue or other comprehensive income, and the discounts or premiums on these contracts are accrued to net interest revenue. Translation gains and losses, as well as the accretion of discount and amortization of premium on foreign exchange rate contracts used to hedge net investments in foreign entities are reported in other comprehensive income. Hedges of nonmarketable equity securities are carried at cost. The book values of end-user derivatives are reported in other assets or other liabilities.

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

      Assets acquired in credit work-outs, including real estate, are recorded at the lower of fair value less costs to sell or the recorded investment in the related loan and are classified as other assets. Any excess of the recorded investment in the loan over the fair value of the asset acquired is charged against the allowance for credit losses related to loans.

Allowance For Credit Losses--Loans

The allowance for credit losses--loans represents management's subjective estimate of probable loan losses that have occurred as of the date of the financial statements. All significant counterparty relationships are reviewed annually, and loans under special supervision, such as criticized, cash basis and renegotiated loans are reviewed quarterly to allow management to determine the level of the allowance for credit losses--loans. This management process results in three components of the overall allowance.

      The specific component of the overall allowance is determined through a loan-by-loan analysis of impaired loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrowers' ability to pay. This specific allowance is measured using the guidance set forth in Statement of Financial Accounting Standards ("SFAS") No. 114.

      The general component of the allowance is more subjective in nature but is the result of a rigorous process performed by the Corporation's Credit Audit Department along with the Credit Risk Management Department. This process entails the following steps:

      1. All material credit exposures are given credit quality ratings (e.g. Pass, Special Mention, Substandard and Doubtful) based on the Credit Audit examination process. This rating exercise includes consideration of obligor domicile, secondary support, and economic or industry conditions and trends directly affecting the obligor.

      2. Total exposures are divided into portfolios primarily based on industry and geography. Currently, this segmentation results in 14 different portfolios, each with a separate set of relative risk characteristics.

      3. On a quarterly basis, Credit Audit and the Credit Risk Management Department meet to discuss each of the 14 portfolios. Each portfolio is analyzed with specific discussions of each significant obligor. Factors considered in this evaluation include the credit quality of the counterparties, the amount and duration of the exposure, collateral values, the Corporation's ability to reduce exposure in situations of deteriorating creditworthiness and loss probabilities. Based on this evaluation, an allowance adequacy range representing management's


48 Bankers Trust Corporation and its Subsidiaries
            subjective judgment regarding inherent losses in the respective portfolios is developed. The mechanics of this process involve development of range estimates of inherent losses in each portfolio based on the aforementioned evaluation process. The individual portfolio ranges are then summed together and a further discussion is held to estimate the inherent loss range for the overall portfolio. It is the high end of this loss range that is used to determine the general component of the overall allowance.

      4. Additionally, a "calculated loss" amount for each portfolio is determined by applying loss factors that reflect ten-year historical weighted-average loss outcomes for the respective credit quality groupings (e.g. Special Mention, Substandard and Doubtful) existing in each portfolio. The outcome of this exercise is compared to the results of step 3 above, and as such, the loss ranges may be modified upward or downward.

      Management determines the unallocated component of the overall allowance for credit losses--loans based on subjective judgments that cannot be directly associated with specific loans. These judgements include management's evaluation of trends in the loan portfolio, portfolio concentrations, trends in the allowance adequacy range, trends in the economic outlook, trends in charge-offs (actual and potential), and recoveries, in order to determine the overall level of the allowance at period end. As such, the unallocated portion of the allowance is management's attempt to ensure that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in the loss estimation process.

      Amounts deemed uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Actual losses may vary from current estimates and the amount of the actual credit loss provision may be either greater than or less than actual net charge-offs. The related provision for credit losses--loans, which is charged to income, is the amount necessary to adjust the allowance to the level determined through the process described above.

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

Stock-Based Compensation

The Corporation accounts for its stock option awards under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Corporation makes pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied under SFAS 123, "Accounting for Stock-Based Compensation."

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


                               Bankers Trust Corporation and its Subsidiaries 49

Note 2--Trading Assets and Trading Liabilities

The components of these accounts, which are carried at fair value, were as follows:

(in millions) December 31,                                       1998       1997
--------------------------------------------------------------------------------
Trading assets
U.S. government and agency securities                         $   686    $ 4,096
Obligations of U.S. states and political subdivisions             246        350
Foreign government securities                                   4,799      6,951
Corporate debt securities                                       5,519      8,128
Equity securities                                               5,810      7,914
Swaps, options and other derivative contracts(1)               17,376     17,673
Bankers acceptances and certificates of deposit                 2,844      2,741
Other                                                           8,890      8,719
--------------------------------------------------------------------------------
Total trading assets                                          $46,170    $56,572
================================================================================
Trading liabilities
Securities sold, not yet purchased
  U.S. government and agency securities                       $ 1,504    $ 1,660
  Foreign government securities                                 2,616      2,729
  Equity securities                                             6,458      5,273
  Other                                                           818        519
Swaps, options and other derivative contracts(1)               15,857     17,065
--------------------------------------------------------------------------------
Total trading liabilities                                     $27,253    $27,246
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

Note 3--Securities Available for Sale

The fair value, amortized cost, and gross unrealized holding gains and losses for the Corporation's securities available for sale follow:

(in millions) December 31,                                      1998                                               1997
------------------------------------------------------------------------------------------------------------------------------------
                                                               Gross                                               Gross
                                                        Unrealized Holding                                   Unrealized Holding
                                            Fair        ------------------     Amortized         Fair        ------------------
                                           Value        Gains      (Losses)         Cost        Value        Gains      (Losses)
------------------------------------------------------------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies           $ 1,431      $    14      $   (11)      $ 1,428      $   525      $     3      $    --
  States of the U.S. and
    political subdivisions                 1,770           91          (72)        1,751        1,392           78          (50)
  Asset-backed                               107            8           (1)          100          156           --           --
  Certificates of deposit                    108            1           --           107          135           --           --
  Foreign governments                      3,182           23         (114)        3,273        2,122            5          (46)
  Corporate debt                           2,431            6          (81)        2,506        3,135            1          (61)
  Mortgage-backed                          3,125           52          (69)        3,142          113           --           --
Equity securities                            594           69          (71)          596          503           41          (18)
------------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale      $12,748      $   264      $  (419)      $12,903      $ 8,081      $   128      $  (175)
====================================================================================================================================

(in millions) December 31,                1997                             1996
-----------------------------------------------------------------------------------------------------
                                                                           Gross
                                                                     Unrealized Holding
                                       Amortized         Fair        ------------------     Amortized
                                            Cost        Value        Gains      (Losses)         Cost
-----------------------------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies           $   522      $   332      $    --      $    --       $   332
  States of the U.S. and
    political subdivisions                 1,364        1,261           51          (37)        1,247
  Asset-backed                               156        1,352            1           (1)        1,352
  Certificates of deposit                    135           --           --           --            --
  Foreign governments                      2,163        1,455           33           (4)        1,426
  Corporate debt                           3,195        2,872           22          (26)        2,876
  Mortgage-backed                            113           12           --           --            12
Equity securities                            480          636          138          (12)          510
-----------------------------------------------------------------------------------------------------
Total securities available for sale      $ 8,128      $ 7,920      $   245      $   (80)      $ 7,755
=====================================================================================================

      Except for securities of the Government of Chile and the Government of Japan, there were no securities of any individual issuer included in securities available for sale that exceeded 10 percent of the Corporation's total stockholders' equity at December 31, 1998. The Chilean securities have an amortized cost and fair value of $667 million and $608 million, respectively. The Japanese securities have an amortized cost and fair value of $792 million and $793 million, respectively.

      The components of securities available for sale gains (losses) as reported in the consolidated statement of income follow:

(in millions) Year Ended December 31,                    1998        1997        1996
-------------------------------------------------------------------------------------
Debt securities--gross realized gains                   $ 163       $  53       $  39
Debt securities--gross realized losses                   (248)        (18)        (11)
Equity securities--net realized gains                      29         123          47
-------------------------------------------------------------------------------------
Total securities available for sale gains (losses)      $ (56)      $ 158       $  75
=====================================================================================


50 Bankers Trust Corporation and its Subsidiaries

      The following table shows the fair value, remaining maturities, approximate weighted-average yields (based on amortized cost) and total amortized cost by maturity distribution of the debt components of the Corporation's securities available for sale at December 31, 1998.

------------------------------------------------------------------------------------------------------------------------------------
                                                                          Maturity Distribution
                                      ----------------------------------------------------------------------------------------------
                                                                    After One               After Five
                                              Within                But Within              But Within                 After
                                             One Year               Five Years               Ten Years               Ten Years
------------------------------------------------------------------------------------------------------------------------------------
($ in millions)                        Amount        Yield     Amount        Yield     Amount        Yield     Amount        Yield
------------------------------------------------------------------------------------------------------------------------------------
U.S. government and agencies          $    66         6.45%   $ 1,119         5.71%   $   225         4.22%   $    21         6.43%
States of the U.S. and political
  subdivisions                             68         5.41        397         4.99        847         5.07        458         6.01
Asset-backed securities                    --           --         70         5.34         37         5.55         --           --
Certificates of deposit                    35         6.58         73         5.98         --           --         --           --
Foreign government securities             222         5.66      1,457         3.13        436         7.09      1,067         9.24
Corporate debt securities                 775         6.94      1,264         6.82        267         6.68        125         8.62
Mortgage-backed securities                 --           --         --           --         --           --         --           --
------------------------------------------------------------------------------------------------------------------------------------
Total fair value                      $ 1,166                 $ 4,380                 $ 1,812                 $ 1,671
=============================================                 =======                 =======                 =======
Total amortized cost                  $ 1,183                 $ 4,429                 $ 1,849                 $ 1,704
=============================================                 =======                 =======                 =======

-----------------------------------------------------------------------------------
                                                   Maturity Distribution
                                     ----------------------------------------------

                                              Mortgage-
                                               Backed                  Total
-----------------------------------------------------------------------------------
($ in millions)                         Amount        Yield     Amount        Yield
-----------------------------------------------------------------------------------
U.S. government and agencies           $    --           --%   $ 1,431         5.52%
States of the U.S. and political
  subdivisions                              --           --      1,770         5.30
Asset-backed securities                     --           --        107         5.42
Certificates of deposit                     --           --        108         6.17
Foreign government securities               --           --      3,182         5.93
Corporate debt securities                   --           --      2,431         6.94
Mortgage-backed securities               3,125        10.28      3,125        10.28
-----------------------------------------------------------------------------------
Total fair value                       $ 3,125                 $12,154
=====================================  =======                 =======
Total amortized cost                   $ 3,142                 $12,307
=====================================  =======                 =======

Note 4--Loans

The following table summarizes the composition of loans at the end of each of the last five years:

-----------------------------------------------------------------------------------------------------------------------------------
( $in millions) December 31,           1998                1997                1996                  1995                 1994
-----------------------------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial    $ 6,448       27%   $ 4,244        21%   $ 3,422        21%   $ 2,520        20%   $ 2,218        18%
  Financial institutions         2,441       10      2,148        11      1,631        10      1,778        14      2,221        17
  Real estate
     Construction                  134        1        108         1        133         1        154         1        234         2
     Mortgage                    1,315        6      2,088        10      1,562        10      1,276        10      1,126         9
  Other                          3,558       15      1,427         7      1,436         9      1,490        11      1,078         8
-----------------------------------------------------------------------------------------------------------------------------------
Total domestic                  13,896       59     10,015        50      8,184        51      7,218        56      6,877        54
-----------------------------------------------------------------------------------------------------------------------------------
International
  Governments and official
     institutions                  190        1        252         1        237         1        227         2        184         2
  Banks and other financial
     institutions                3,599       15      3,175        16      3,482        22      1,543        13      2,994        24
  Commercial and industrial      3,931       17      4,931        25      2,759        17      1,934        15      1,428        11
  Real estate
     Construction                   71       --         --        --         --        --          2        --          2        --
     Mortgage                       95       --        195         1        130         1        176         1        138         1
  Other                          1,813        8      1,402         7      1,290         8      1,701        13      1,014         8
-----------------------------------------------------------------------------------------------------------------------------------
Total international              9,699       41      9,955        50      7,898        49      5,583        44      5,760        46
-----------------------------------------------------------------------------------------------------------------------------------
Gross loans                     23,595      100%    19,970       100%    16,082       100%    12,801       100%    12,637       100%
                                            ===                  ===                  ===                  ===                  ===
Less: unearned income              310                 165                  202                  120                  102
--------------------------------------             -------              -------              -------              -------
Total loans                    $23,285             $19,805              $15,880              $12,681              $12,535
======================================             =======              =======              =======              =======

      On a global basis, the commercial and industrial category and the "other" category included no single industry group with aggregate borrowings from the Corporation in excess of 10 percent of the total loan portfolio at December 31, 1998.


                               Bankers Trust Corporation and its Subsidiaries 51

      Certain contractual maturity information for the Corporation's loans at December 31, 1998, excluding 1-4 family mortgages, installment loans and lease financing is summarized below. Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                        Remaining Maturity
----------------------------------------------------------------------------------------
                                            Within     After One       After
                                            One        But Within      Five
(in millions)                               Year       Five Years      Years       Total
----------------------------------------------------------------------------------------
Domestic
  Commercial and industrial                  $   656     $ 4,257     $ 1,535     $ 6,448
  Financial institutions                       2,158         283          --       2,441
  Real estate
    Construction                                  16         112           6         134
    Mortgage                                     281         730          96       1,107
  Other                                        1,710         907          36       2,653
----------------------------------------------------------------------------------------
Total domestic                                 4,821       6,289       1,673      12,783
International                                  7,335       1,493         181       9,009
----------------------------------------------------------------------------------------
Total                                        $12,156     $ 7,782     $ 1,854     $21,792
========================================================================================
Loans due after one year
       With predetermined interest rates                 $ 1,399     $   301
============================================================================
       With floating or adjustable
        interest rates                                   $ 6,383     $ 1,553
============================================================================

Cash Basis Loans and Renegotiated Loans

The Corporation's cash basis loans and renegotiated loans are summarized as follows:

(in millions) December 31,                                   1998           1997
--------------------------------------------------------------------------------
Cash basis loans
  Domestic                                                   $192           $141
  International                                               200             99
--------------------------------------------------------------------------------
Total cash basis loans                                       $392           $240
================================================================================
Renegotiated loans
  Domestic                                                   $ 25           $ 25
  International                                                 1             --
--------------------------------------------------------------------------------
Total renegotiated loans                                     $ 26           $ 25
================================================================================

      At December 31, 1998 and 1997, the Corporation had commitments to make additional loans to borrowers on a cash basis or renegotiated status of $39 million and $11 million, respectively.

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

(in millions) Year Ended December 31,                     1998     1997     1996
--------------------------------------------------------------------------------
Domestic loans
  Gross amount of interest that would
     have been recorded at original rate                   $16      $16      $38
  Less, interest, net of reversals,
     recognized in interest revenue                          8        3        7
--------------------------------------------------------------------------------
Reduction of interest revenue                                8       13       31
--------------------------------------------------------------------------------
International loans
  Gross amount of interest that would
     have been recorded at original rate                    16        5        9
  Less, interest, net of reversals,
     recognized in interest revenue                         11       --       --
--------------------------------------------------------------------------------
Reduction of interest revenue                                5        5        9
--------------------------------------------------------------------------------
Total reduction of interest revenue                        $13      $18      $40
================================================================================

      At December 31, 1998 and 1997, the recorded investment in loans that was considered to be impaired under SFAS 114 was $418 million and $265 million, respectively, which consisted of total cash basis loans and renegotiated loans. Included in these amounts were $295 million and $78 million of loans which required a valuation allowance of $61 million and $13 million at those same dates, respectively. The average recorded investment in impaired loans during the years ended December 31, 1998 and December 31, 1997 was approximately $295 million and $356 million, respectively. For the years ended December 31, 1998, 1997 and 1996, the Corporation recognized interest income on impaired loans of $19 million, $3 million and $7 million, respectively, using the cash basis method of income recognition described above and in Note 1.


52 Bankers Trust Corporation and its Subsidiaries

Note 5--Allowances for Credit Losses

An analysis of the changes in the Corporation's allowances for credit losses follows:

(in millions) Year Ended December 31,               1998       1997        1996
-------------------------------------------------------------------------------
Loans
Balance, beginning of year                         $ 699      $ 773       $ 992
Provision for credit losses                           40         --           5
Reclassification                                      --        (57)       (200)
Allowance related to acquisition                      --         17          --
Net charge-offs
  Charge-offs                                        107         78          89
  Recoveries                                          20         44          65
-------------------------------------------------------------------------------
Total net charge-offs                                 87         34          24
-------------------------------------------------------------------------------
Balance, end of year                               $ 652      $ 699       $ 773
===============================================================================

Other liabilities
Balance, beginning of year                         $  13      $  10       $  --
Provision for credit losses                            5         --          --
Reclassification                                      --          3          10
-------------------------------------------------------------------------------
Balance, end of year                               $  18      $  13       $  10
===============================================================================

Note 6--Premises and Equipment; Leases

An analysis of premises and equipment follows:

(in millions) December 31,                                      1998        1997
--------------------------------------------------------------------------------
Land                                                          $   85      $   83
Buildings                                                        338         318
Leasehold improvements                                           416         373
Furniture and equipment                                        1,389       1,142
Construction-in-progress                                          36          17
--------------------------------------------------------------------------------
Total                                                          2,264       1,933
Less accumulated depreciation and amortization                 1,131       1,031
--------------------------------------------------------------------------------
Net book value                                                $1,133      $  902
================================================================================

      The Corporation is a lessee under lease agreements covering real property and equipment. The future minimum lease payments required under the Corporation's noncancelable operating leases at the end of 1998 were as follows:

(in millions) Year Ended December 31,
--------------------------------------------------------------------------------
1999                                                                        $109
2000                                                                         109
2001                                                                          93
2002                                                                          86
2003                                                                          82
2004 and later                                                               442
--------------------------------------------------------------------------------
Total minimum lease payments                                                 921
Less minimum noncancelable sublease rentals                                   11
--------------------------------------------------------------------------------
Net minimum lease payments                                                  $910
================================================================================

      The following shows the net rental expense for all operating leases:

(in millions) Year Ended December 31,                   1998      1997      1996
--------------------------------------------------------------------------------
Gross rental expense                                    $131      $107      $103
Less sublease rental income                                4         3         3
--------------------------------------------------------------------------------
Net rental expense                                      $127      $104      $100
================================================================================


                               Bankers Trust Corporation and its Subsidiaries 53

Note 7--Securities Loaned and Securities Sold Under Repurchase Agreements and Other Short-term Borrowings

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

      The details of these borrowings for the years 1998, 1997 and 1996 are presented below:

($ in millions)                                      1998       1997       1996
-------------------------------------------------------------------------------
Securities loaned and securities sold
  under repurchase agreements
Balance at year end                               $17,420    $17,896    $23,454
Average amount outstanding                         28,732     23,897     26,964
Maximum amount outstanding at
  any month end                                    37,140     27,878     30,471
Average interest rate for the year                   6.60%      5.91%      5.93%
Average interest rate on year-end balance            5.06%      5.30%      5.81%

Federal funds purchased
Balance at year end                               $ 3,686    $ 3,260    $ 5,475
Average amount outstanding                          3,840      4,097      3,684
Maximum amount outstanding at
  any month end                                    10,036      8,444      6,982
Average interest rate for the year                   4.83%      5.03%      4.97%
Average interest rate on year-end balance            3.90%      5.42%      5.77%

Commercial paper
Balance at year end                               $ 5,110    $ 8,733    $ 8,080
Average amount outstanding                          9,708      8,881      7,399
Maximum amount outstanding at
  any month end                                    15,293      9,584      9,076
Average interest rate for the year                   5.98%      5.79%      5.78%
Average interest rate on year-end balance            5.41%      5.94%      5.61%

Other
Balance at year end                               $ 7,517    $ 7,584    $ 5,854
Average amount outstanding                          8,049      7,190      5,378
Maximum amount outstanding at
  any month end                                     8,885      8,249      6,534
Average interest rate for the year                   6.97%      6.58%      7.25%
Average interest rate on year-end balance            5.54%      5.93%      6.08%
===============================================================================

Note 8--Long-Term Debt

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

      Risk-based capital includes Tier 3 capital. Tier 3 capital is defined as subordinated debt that is unsecured; has an original maturity of a minimum of two years; is not redeemable before maturity without prior approval from the Federal Reserve; and includes a lock-in clause precluding payment of either principal or interest if the payment would cause the issuing organization's risk-based capital ratios to fall below the minimum required level.

      Long-term debt included in risk-based capital and other long-term debt are summarized as follows, based on the contractual terms of each issue:

Long-term debt included in risk-based capital

                                                                                                            Dec. 31,       Dec. 31,
                                                                      Subordinated     Subordinated             1998           1997
(in millions)                                                           Fixed Rate    Floating Rate            Total          Total
-----------------------------------------------------------------------------------------------------------------------------------
Parent Company
Due in 1998                                                                $    --          $    --          $    --        $    --
Due in 1999                                                                     99               48              147            250
Due in 2000                                                                    196               --              196            200
Due in 2001                                                                    212               --              212            210
Due in 2002                                                                    613               80              693            706
Due in 2003                                                                    102              194              296            295
Due in 2004-2008                                                               773               99              872            894
Thereafter                                                                     886               --              886            787
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                      $ 2,881          $   421          $ 3,302        $ 3,342
-----------------------------------------------------------------------------------------------------------------------------------
BTCo
Due in 1998                                                                $    --          $    --          $    --        $    25
Due in 1999                                                                      9               --                9              9
Due in 2000                                                                      8               --                8              8
Due in 2001                                                                      8               --                8              7
Due in 2002                                                                      7               --                7              7
Due in 2003                                                                      7               --                7              6
Due in 2004-2008                                                                17              348              365            114
Thereafter                                                                      --               --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                      $    56          $   348          $   404        $   176
-----------------------------------------------------------------------------------------------------------------------------------
BT Alex. Brown Incorporated
Due in 1998                                                                $    --          $    --          $    --        $    --
Due in 1999                                                                     --              200              200            200
Due in 2000                                                                     --              200              200            200
Due in 2001                                                                     --               --               --             --
Due in 2002                                                                     --               --               --             --
Due in 2003                                                                     --               --               --             --
Due in 2004-2008                                                                --               --               --             --
Thereafter                                                                      --               --               --             --
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                      $    --          $   400          $   400        $   400
-----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                                         $ 4,106        $ 3,918
-----------------------------------------------------------------------------------------------------------------------------------
Less: Amortization for risk-based capital purposes                                                              (882)          (606)
-----------------------------------------------------------------------------------------------------------------------------------
Less: Subordinated debt in excess of risk-based
 capital limitations                                                                                            (111)            --
-----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt included in risk-based capital                                                          $ 3,113        $ 3,312
===================================================================================================================================


54 Bankers Trust Corporation and its Subsidiaries

Long-term debt not included in risk-based capital

                                                                        Subordinated
                                                                       ---------------    Senior      Senior    Dec. 31,    Dec. 31,
                                                                       Fixed  Floating     Fixed    Floating        1998        1997
(in millions)                                                          Rate     Rate        Rate        Rate       Total       Total
------------------------------------------------------------------------------------------------------------------------------------
Parent Company
Due in 1998                                                            $ --     $ --     $    --     $    --     $    --     $   219
Due in 1999                                                              --       --         348         488         836         835
Due in 2000                                                              --       --         194         543         737         526
Due in 2001                                                               4       --         249         875       1,128         837
Due in 2002                                                              --       --           4         560         564         601
Due in 2003                                                              --       --          --         663         663           7
Due in 2004-2008                                                         --       --         112         578         690         240
Thereafter                                                               --       --          --           8           8           7
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                  $  4     $ --     $   907     $ 3,715     $ 4,626     $ 3,272
------------------------------------------------------------------------------------------------------------------------------------
BTCo
Due in 1998                                                                              $    --     $    --     $    --     $   217
Due in 1999                                                                                  599       1,206       1,805         967
Due in 2000                                                                                  288         825       1,113       3,101
Due in 2001                                                                                   73         586         659         656
Due in 2002                                                                                  130         592         722         699
Due in 2003                                                                                  101           2         103          73
Due in 2004-2008                                                                             685       1,237       1,922         709
Thereafter                                                                                    83          19         102         228
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $ 1,959     $ 4,467     $ 6,426     $ 6,650
------------------------------------------------------------------------------------------------------------------------------------
BT Alex. Brown Incorporated
Senior Floating Rate Note due Mar. 1999 to Aug. 2001                                                             $   694     $   705
BTC Mortgage Investors Trust (fixed rate)                                                                             21          42
Other (floating rate)                                                                                              2,130          --
------------------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                                             $13,897     $10,669
Add: Amortization for risk-based capital purposes                                                                    882         606
Add: Subordinated debt in excess of risk-based
 capital limitations                                                                                                 111          --
------------------------------------------------------------------------------------------------------------------------------------
Total long-term debt not included in risk-based capital                                                          $14,890     $11,275
====================================================================================================================================

      Based solely on the contractual terms of the debt issues, at December 31, 1998 and 1997 the Corporation's total fixed rate long-term debt had a weighted-average interest rate of 6.98 percent and 7.42 percent, respectively.

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

      The weighted-average effective interest rates for total long-term debt, including the effects of the related swap agreements, were 5.06 percent and 6.38 percent at December 31, 1998 and 1997, respectively.

      The Corporation issued $25 million convertible subordinated debentures in June 1986. The debentures are due June 2001, bear interest at 5 3/4% and are convertible into the Corporation's common stock at the rate of one share of common stock for each $20.90 of principal amount of debentures. The debentures were redeemable at the option of the Corporation at 100.5% through June 11, 1997 and at par thereafter. During 1998 and 1997, $30,000 and $8,320,000 par value, respectively, of the debentures were converted into 1,434 and 399,450 shares, respectively, of the Corporation's common stock.

      Mandatory convertible securities (equity commitment and equity contract notes) include covenants requiring the Parent Company, from time to time or at maturity, as appropriate, to issue common stock or other securities in an amount equal to the principal amount of the debt securities, in order to comply with capital adequacy guidelines. In this regard, at December 31, 1998 and 1997, the Parent Company had dedicated $147 million and $250 million, respectively of net proceeds from such issuances.

      At December 31, 1998 and 1997, certain subsidiaries of Bankers Trust Company had outstanding $3.54 billion and $3.69 billion, respectively of mandatory redeemable preference securities as included in the table above which are not included in risk-based capital. Maturities at December 31, 1998 range from February 1999 to December 2005 and maturities at December 31, 1997 ranged from January 1999 to February 2001. Additionally, a subsidiary of the Corporation, had outstanding $2.13 billion of mandatory redeemable preference securities included in the table above which are not included in risk-based capital. These securities mature in December 2003.


                               Bankers Trust Corporation and its Subsidiaries 55

Note 9--Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures Included in Risk-Based Capital ("Trust Preferred Capital Securities")

The trust preferred capital securities are issued by trusts all of whose outstanding common securities are owned by either the Parent Company or BTCo. The trust preferred capital securities represent preferred undivided beneficial interests in the assets of the trusts. The trusts exist for the sole purpose of issuing the trust preferred capital securities and investing the proceeds thereof in junior subordinated deferrable interest debentures issued by the Parent Company or BTCo, as applicable (the "debentures"). The debentures are unsecured and subordinated to all senior indebtedness of the Parent Company or BTCo, as applicable, and are the sole assets of the trusts. Payments under the debentures by either the Parent Company or BTCo are the same as those for the trust preferred capital securities. The debentures are redeemable prior to stated maturity at the option of the Parent Company or BTCo during the redemption periods described below. The trust preferred capital securities are subject to mandatory redemption upon repayment of the related debentures at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by the Parent Company or BTCo upon concurrent repayment of the related debentures.

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

      The following is a summary of the outstanding trust preferred capital securities and debentures:

                                                   Aggregate           Aggregate
                                                 Liquidation         Liquidation           Per Annum
                                                   Amount of           Amount of            Interest
                                                       Trust               Trust             Rate of
                                                   Preferred           Preferred          Debentures
                                                     Capital             Capital           and Trust
                                               Securities at       Securities at           Preferred            Interest
                                                December 31,        December 31,             Capital             Payment
($ in millions)                                         1998                1997          Securities               Dates
------------------------------------------------------------------------------------------------------------------------
Parent Company--Obligated

BT Institutional Capital Trust A(3)                   $  290              $  300                8.09%          6/1, 12/1

BT Institutional Capital Trust B                         200                 200                7.75           6/1, 12/1

BT Capital Trust B                                       250                 250                7.90          1/15, 7/15

BT Preferred Capital Trust I                             250                 250               8 1/8          3/31, 6/30
                                                                                                             9/30, 12/31
BT Preferred Capital Trust II(3)                         203                 250               7.875          2/25, 8/25

BTCo--Obligated

BTC Capital Trust I                                      250                 250             3-Month          3/30, 6/30
                                                                                              LIBOR          9/30, 12/30
                                                                                            plus 0.75%
------------------------------------------------------------------------------------------------------------------------
Total                                                 $1,443(1)           $1,500(1)
========================================================================================================================

                                               Stated
                                          Maturity of
                                           Debentures
                                            and Trust
                                            Preferred             Earlier          Redemption
                                              Capital            Maturity           Period of
($ in millions)                            Securities             Date(2)          Debentures
---------------------------------------------------------------------------------------------
Parent Company--Obligated

BT Institutional Capital Trust A(3)           12/1/26                  --         On or after
                                                                                      12/1/06
BT Institutional Capital Trust B              12/1/26                  --         On or after
                                                                                      12/1/06
BT Capital Trust B                            1/15/27             1/15/17         On or after
                                                                                      1/15/07
BT Preferred Capital Trust I                   2/1/37              2/1/02         On or after
                                                                                       2/1/02
BT Preferred Capital Trust II(3)              2/25/27             2/25/12         On or after
                                                                                      2/25/07
BTCo--Obligated

BTC Capital Trust I                          12/30/26                  --         On or after
                                                                                     12/30/06
---------------------------------------------------------------------------------------------
Total
---------------------------------------------------------------------------------------------

(1) Excludes $23 million and $28 million of deferred issuance costs and unamortized discount at December 31, 1998 and December 31, 1997, respectively.

(2)   The maturity dates may be shortened under certain circumstances.

(3) During 1998, the Corporation repurchased $10 million and $47 million of BT Institutional Capital Trust A and BT Preferred Capital Trust II securities, respectively.


56 Bankers Trust Corporation and its Subsidiaries

Note 10--Preferred Stock of Subsidiary

On January 9, 1998, BT Holdings (Europe) Limited ("BTH"), an indirect wholly-owned subsidiary of BTCo issued $304 million, or 3,040 shares, of Money Market Cumulative Preferred Stock in four series of 760 shares each--Series A-D ("BTH Preferred"). In the fourth quarter of 1998, BTH redeemed all 3,040 shares of the BTH Preferred at a price of $100,000 per share plus accrued and unpaid dividends on such shares to the redemption date. Dividends on these shares ceased to accumulate on the applicable redemption date.

      On January 22, 1993, BT Overseas Finance N.V. ("BTOF"), an indirect, wholly-owned subsidiary of the Parent Company authorized to issue 10,000 preferred shares, $.01 par value, issued $250 million, or 2,500 shares, of Auction Rate Cumulative Preferred Stock in four series of 625 shares each--Series A-D ("BTOF Preferred"). In the first quarter of 1997, BTOF redeemed all 2,500 shares of the BTOF Preferred at a price of $100,000 per share plus accrued and unpaid dividends on such shares to the redemption date. Dividends on these shares ceased to accumulate on the applicable redemption date.

Note 11--Preferred Stock
Series Preferred Stock

The Parent Company is authorized to issue 10 million shares of Series Preferred Stock, without par value. All shares of Series Preferred Stock constitute one and the same class and have equal rank and priority over common stockholders as to dividends and in the event of liquidation. Each series of Series Preferred Stock has a liquidation preference per share (as indicated below), plus accrued and unpaid dividends, as well as contingent voting rights. Dividends on shares of each outstanding series of preferred stock are payable quarterly and are cumulative. The Series Preferred Stock outstandings were as follows:

                                  Outstanding At
                                    December 31,
                                  --------------
                                  1998      1997    Liquidation      Earliest
                                  --------------     Preference    Redemption
                                  (in millions)       Per Share          Date(1)
-----------------------------------------------------------------------------
Adjustable Rate
  Cumulative, Series Q(2)      $  160     $  159         $2,500      03/01/99
Adjustable Rate
  Cumulative, Series R(2)         109        126          2,500      09/01/99
7 5/8% Cumulative,
  Series O                         --        149             --            --
7.50% Cumulative,
  Series P                         --         99             --            --
7.75% Cumulative,
  Series S                        125        125          2,500      06/01/00
-----------------------------------------------------------------------------
Total preferred stock          $  394     $  658
=============================================================================

(1) At the option of the Parent Company, series may be redeemed, in whole or in part, on or after the above mentioned redemption date at $2,500 per share (or $25 per depositary share), plus accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

(2) The dividend rate is determined by a formula that considers the interest rates of selected short-and long-term U.S. Treasury securities at the time the rate is set. In no event will the dividend rate be less than 4 1/2 percent or more than 10 1/2 percent per annum. The rates in effect for Series Q were 4.50 percent and 5.24 percent at December 31, 1998 and 1997, respectively. The rates in effect for Series R were 4.50 percent and 5.21 percent at December 31, 1998 and 1997, respectively.

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


                               Bankers Trust Corporation and its Subsidiaries 57

The number of shares of Series Preferred Stock issued, repurchased and redeemed during 1996, 1997 and 1998 was as follows (number of shares in thousands):

                                            Fixed/
                                        Adjustable                                      Adjustable      Adjustable
                             8.55%            Rate          7 5/8%           7.50%            Rate            Rate          7.75%
                        Cumulative      Cumulative      Cumulative      Cumulative      Cumulative      Cumulative     Cumulative
                         Preferred       Preferred       Preferred       Preferred       Preferred       Preferred      Preferred
Shares of Series            Stock,          Stock,          Stock,          Stock,          Stock,          Stock,         Stock,
Preferred Stock           Series I        Series J        Series O(1)     Series P(2)     Series Q(3)     Series R(3)    Series S(3)
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1995            1,000             447             589              98              80              60             50
---------------------------------------------------------------------------------------------------------------------------------
  Issued                        --              --               3               1              --              --             --
  Repurchased                   --              --              --              --             (15)             (8)            --
  Redeemed                      --              --              --              --              --              --             --
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1996            1,000             447             592              99              65              52             50
---------------------------------------------------------------------------------------------------------------------------------
  Issued                        --              --               3              --              --              --             --
  Repurchased                   --              --              --              --              (1)             (2)            --
  Redeemed(4)               (1,000)           (447)             --              --              --              --             --
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1997               --              --             595              99              64              50             50
---------------------------------------------------------------------------------------------------------------------------------
  Issued                        --              --              --              --              --              --             --
  Repurchased                   --              --              --              --              --             (6)             --
  Redeemed(5)                   --              --            (595)            (99)             --              --             --
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1998               --              --              --              --              64              44             50
=================================================================================================================================

(1) On March 1, 1995, the Parent Company reset the interest rate on $150 million of 7 5/8% Convertible Capital Securities to a rate of 6 1/8% per annum giving holders of this issue the right to convert the debt securities into depositary shares, at $25 per depositary share, each representing a one-tenth interest in a share of Series O. Approximately $147 million of the debt securities were converted in 1995.

(2) On May 15, 1995, the Parent Company reset the interest rate on $100 million of 7.50% Convertible Capital Securities to a rate of 6.00% per annum giving holders of this issue the right to convert the debt securities into depositary shares, at $25 per depositary share, each representing a one-fortieth interest in a share of Series P. Approximately $98 million of the debt securities were converted in 1995.

(3) Series Q, Series R and Series S are represented by depositary shares at $25 per depositary share, each representing a one-hundredth interest of a share.

(4) Series I and Series J were redeemed at $100 per share plus an amount equal to accrued and unpaid dividends to the redemption date.

(5) Series O and Series P were redeemed at $250 per share (or $25 per depositary share) and $1000 per share (or $25 per depositary share), respectively, plus an amount equal to accrued and unpaid dividends to the redemption date.

Serial Preferred Stock

In 1990, stockholders voted in favor of an amendment to the Restated Certificate of Incorporation of Bankers Trust Corporation to increase the number of shares of authorized preferred stock from 10 million to 20 million and created a new class of preferred stock called Serial Preferred Stock which would have equal rank as the Series Preferred Stock as well as priority over common stockholders as to dividends and in the event of liquidation. No serial preferred stock has ever been issued.

Note 12--Preferred Share Purchase Rights

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


58 Bankers Trust Corporation and its Subsidiaries

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

      These statements are qualified in their entirety by reference to the Rights Agreement, as amended as of November 26, 1997. In connection with entering into the merger agreement with Deutsche Bank, the Rights Agreement was further amended so that neither Deutsche Bank nor any affiliate thereof shall be deemed to be an acquiring person. Copies of the foregoing documents have been filed with the Securities and Exchange Commission.

Note 13--Common Stock and Stock-Based Compensation Plans

Common stock issued, distributed from treasury and purchased for treasury during 1998, 1997 and 1996 were as follows(1):

Year Ended December 31,                      1998           1997           1996
-------------------------------------------------------------------------------
Common shares outstanding,
  beginning of year                    96,956,340     99,189,329     98,414,325
-------------------------------------------------------------------------------
Shares issued or distributed under
  employee benefit plans                4,192,633      7,167,221      5,831,852
Conversion of 5 3/4% Convertible
  Subordinated Debentures                   1,434        399,450          3,586
Shares issued for acquisitions                 --         14,678      2,881,476
Shares purchased for treasury          (5,436,287)    (9,735,358)    (7,493,395)
Shares purchased and retired                   --        (78,980)      (448,515)
-------------------------------------------------------------------------------
Common shares outstanding,
  end of year                          95,714,120     96,956,340     99,189,329
===============================================================================

(1) The information presented reflects the additional shares issued in conjunction with the Alex. Brown merger.

      At December 31, 1998 shares of common stock were reserved for issuance or distribution under the following: Dividend Reinvestment and Common Stock Purchase Plan--2,512,549, PartnerShare Plan--2,274,330 and various Stock Option and Stock Award Plans (the "Plans")--30,717,957.

      The Plans, approved by the stockholders at Annual Meetings of Stockholders, permit the granting of nonqualified and incentive stock options, deferred stock and other stock-based awards (collectively, the "Awards"). These Plans are administered by the Human Resources Committee of the Board of Directors (the "Committee"), none of whom is eligible to participate therein. The Committee determines whether, to what extent and under what circumstances the Awards may be settled in cash. Awards granted under these plans may be satisfied through the use of the Parent Company's authorized but unissued shares or shares held in the Parent Company's treasury.

      Stock options are granted to purchase stock at a price not less than the fair market value on the date of grant and may be outstanding for any period up to 10 years and one day from the date of grant. Generally, no stock option may be exercised until the employee has remained in the continuous employ of the Corporation for one year after the option is granted.

      The following is a summary of stock option transactions which occurred during 1996, 1997 and 1998 (number of shares in thousands):

                                                                       Weighted-Average
                                                 Exercise Price          Exercise Price
                             Options                 Per Option              Per Option
---------------------------------------------------------------------------------------
December 31, 1995              11,141            $   6.83-80.75                  $54.89
=====================================
  Granted                       3,947             38.84-83.3125                   71.15
  Exercised                    (4,729)             6.83-70.4375                   55.15
  Cancelled                      (500)                                            58.86
-------------------------------------
December 31, 1996               9,859             14.01-83.3125                   60.77
=====================================
  Granted                       7,417              68.44-111.75                   93.56
  Exercised                    (4,590)             14.01-79.125                   59.37
  Cancelled                      (208)                                            60.18
-------------------------------------
December 31, 1997              12,478              16.81-111.75                   80.76
=====================================
  Granted                         959              56.25-134.50                  112.88
  Exercised                    (1,970)           16.81-102.6625                  65.37
  Cancelled                      (671)                                            98.87
-------------------------------------
December 31, 1998              10,796              21.59-134.50                   85.29
=====================================                                            ======
Exercisable at:
December 31, 1997               5,622                                            $62.65
=====================================
December 31, 1998               7,581                                            $76.72
=====================================                                            ======


                               Bankers Trust Corporation and its Subsidiaries 59

      The following table sets forth information about stock options outstanding at December 31, 1998 (number of shares in thousands):

----------------------------------------------------------------------------------------
                                             Range of Exercise Prices              Total
                                         ---------------------------------       -------
                                         $21.59-     $ 56.25-    $ 99.375-
                                          53.625      92.6563       134.50
                                         ---------------------------------
Options outstanding
  Number of shares                           746       6,871         3,179        10,796
  Weighted average remaining
     contractual life (years)                4.9         7.6           8.8           7.8
  Weighted average exercise price        $ 35.21     $ 80.85     $  106.66       $ 85.29

Options exercisable
  Number of shares                           746       6,782            53         7,581
  Weighted average exercise price        $ 35.21     $ 81.08     $  102.76       $ 76.72
----------------------------------------------------------------------------------------

      Deferred stock awards are the right to receive common stock of the Corporation at a specified future date. The awards vest from one to three years from the date of the award. For certain awards, shares of stock are not distributed until after a specified deferral period extending up to five years from the vesting date. Prior to distribution, awards may earn amounts equivalent to quarterly dividends declared by the Corporation and certain awards may also earn the equivalent of the excess of quarterly earnings per common share over the cash dividends. At December 31, 1998 and 1997, there were deferred stock awards outstanding of 8,698,216 shares and 9,871,227 shares, respectively. Deferred stock awards of approximately 6.5 million shares were granted in January 1999 related to the 1998 performance year.

      In accordance with the plan documents, upon change-in-control, the stock option and deferred compensation plans are subject to immediate vesting.

      After providing for stock options and deferred stock awards granted, there were 9,369,785, and 10,090,128 shares available for future grant under the Plans at December 31, 1998 and 1997, respectively. Compensation expense recognized for deferred stock awards was $275 million and $274 million in 1998 and 1997, respectively. The weighted-average grant-date fair value of deferred stock awards granted during 1998 was $113.18.

      Pursuant to an Alex. Brown predecessor plan, the 1991 Equity Incentive Plan (the "Plan"), stock based awards, including stock options and convertible debentures were made to certain key employees. The Corporation has also sold convertible subordinated debentures to certain employees pursuant to the Plan. The debentures were generally convertible into the Corporation's common stock three years after the date issued or in stages beginning four years after the date issued. The debentures may be redeemed at par if the employee terminates employment with the Corporation. The Corporation made loans to the employees to finance the entire purchase price of the stock and debentures. Loan forgiveness resulted in no compensation expense in 1998 and $27 million and $9 million in 1997 and 1996, respectively. Debentures outstanding at December 31, 1998 totaled $4 million.


60 Bankers Trust Corporation and its Subsidiaries

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

      The weighted-average fair value of options granted during 1998 was $38.02 per option. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1998; risk-free interest rate of 5.99 percent; annual dividends of $4.00; volatility factor of the expected market price of the Corporation's common stock of 40 percent; and a weighted-average expected life of the option of 5 years.

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

(in millions except earnings per share)           1998         1997        1996*
-------------------------------------------------------------------------------
Net income (loss):
  As reported                                 $    (73)    $    866    $    766
  Pro forma                                   $   (129)    $    807    $    739
Basic earnings (loss) per share:
  As reported                                 $  (1.05)    $   8.15    $   7.12
  Pro forma                                   $  (1.61)    $   7.56    $   6.86
Diluted earnings (loss) per share:
  As reported                                 $  (1.05)    $   7.66    $   6.76
  Pro forma                                   $  (1.61)    $   7.11    $   6.51
===============================================================================

* Reflects the compensation expense that would have been recognized under SFAS 123 for both Alex. Brown and the Corporation on an historical basis. The fair values of options have not been restated to reflect the Alex. Brown merger.

Note 14--Asset and Dividend Restrictions

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the Federal Reserve Bank. The required reserve balances of the Corporation's subsidiary banks were $200 million and $294 million at December 31, 1998 and 1997, respectively. For the years 1998 and 1997, the average reserve balances of these banks amounted to $148 million and $200 million, respectively.

      Assets, principally trading assets and securities available for sale, of approximately $11.420 billion at December 31, 1998 were pledged as collateral to secure public and trust deposits, for borrowings, and for other purposes.

      Federal law also requires that "covered transactions," as defined, engaged in by insured banks and their subsidiaries with certain affiliates, including the Parent Company, be at arm's length and limited to 20 percent of capital surplus. The Federal Reserve Board defines capital surplus as Tier 1 Capital and Tier 2 Capital plus the balance of the institution's allowance for loan and lease losses not included in Tier 2 Capital. Additionally, "covered transactions" with any one such affiliate is limited to 10 percent of capital and surplus. Covered transactions are defined to include, among other things, loans and other extensions of credit to such an affiliate and guarantees, acceptances and letters of credit issued on behalf of such an affiliate. Such loans, other extensions of credit, guarantees, acceptances and letters of credit must be secured. Other restrictions also apply to interaffiliate transactions.

      Limitations exist on the availability of BTCo's undistributed earnings for the payment of dividends to the Parent Company without prior approval of the bank regulatory authorities. In this regard, BTCo can declare dividends in 1999 without approval of the regulatory authorities of $13 million of its retained earnings at December 31, 1998, plus an additional amount equal to net profits, as defined, for 1999 up to the date of any such dividend declaration. The Federal Reserve Board may prohibit the payment of dividends if it determines that circumstances relating to the financial condition of a bank are such that the payment of dividends would be an unsafe and unsound practice.

      Certain other subsidiaries are subject to various regulatory and other restrictions which may limit cash dividends and advances to the Parent Company.


                               Bankers Trust Corporation and its Subsidiaries 61

Note 15--Regulatory Capital

The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's risk-based capital guidelines address the capital adequacy of bank holding companies and banks (collectively, "banking organizations"). These guidelines include a definition of capital, a framework for calculating risk-weighted assets, and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The Federal Reserve Board also has a minimum Leverage ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.

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

      In 1997, the Corporation adopted the new market risk amendment to the risk-based capital guidelines issued by the Federal Reserve Board and the Bank for International Settlements (BIS). The amendment changed the calculation of the risk-weighted assets for trading accounts from assigning trading assets to broad risk categories to the use of internal models to measure market risk.

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

      In addition, under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), five capital categories were established for banks. Pursuant to that statute, the federal bank regulatory agencies have specifically defined these categories by determining that a bank is well capitalized if it maintains a Tier 1 Capital ratio of at least 6.0 percent, a Total Capital ratio of at least 10 percent and a Leverage ratio of at least 5.0 percent.

      The Federal Reserve Board has also adopted these same thresholds for the Tier 1 Capital ratio and Total Capital ratio in defining a well-capitalized bank holding company. The well-capitalized threshold for the Leverage ratio is not applicable at the bank holding company level.

      Based on their respective regulatory capital ratios at December 31, 1998 and December 31, 1997, both the Corporation and BTCo are well capitalized. There are no conditions or events that management believes have changed the Corporation's and BTCo's well-capitalized status.


62 Bankers Trust Corporation and its Subsidiaries

      The Corporation's and BTCo's actual capital amounts and ratios are presented in the table below.

                                                                                                FRB
                                                                                             Minimum        To Be Well
                                                                                                 For       Capitalized
                                                                                             Capital             Under
                                       Actual as of                     Actual as of        Adequacy        Regulatory
                                         12/31/98                         12/31/97         Purposes:       Guidelines:
----------------------------------------------------------------------------------------------------------------------
($ in millions)                   Amount            Ratio           Amount        Ratio        Ratio             Ratio
----------------------------------------------------------------------------------------------------------------------
Corporation (1)
 Risk-Based Capital Ratios
  Tier 1 Capital (2)             $5,069             7.5%          $ 6,431         8.3%          4.0%              6.0%
  Total Capital (2)               9,281            13.6%           10,969        14.1%          8.0%             10.0%

 Leverage Ratio (3)              $5,069             3.5%          $ 6,431         4.4%          3.0%               N/A

BTCo
 Risk-Based Capital Ratios
  Tier 1 Capital (2)             $6,682            10.5%          $ 5,999         9.0%          4.0%              6.0%
  Total Capital (2)               8,540            13.4%            8,261        12.3%          8.0%             10.0%

 Leverage Ratio (3)              $6,682             5.7%          $ 5,999         5.4%          3.0%              5.0%

(1) Capital and risk-weighted assets of certain subsidiaries of the Corporation have been excluded in accordance with Federal Reserve Board guidelines.

(2) Ratios are calculated on Tier 1 Capital and Total Capital as a percentage of risk-weighted assets.

(3) Ratio is calculated on Tier 1 Capital as a percentage of adjusted quarterly average assets.

N/A Not Applicable.

Note 16--Interest Revenue and Interest Expense

The following are the components of interest revenue and interest expense:

(in millions) Year Ended December 31,                 1998       1997       1996
--------------------------------------------------------------------------------
Interest Revenue
Interest-bearing deposits with banks                $  310     $  395     $  214
Federal funds sold                                     211        266        119
Securities purchased under
  resale agreements                                  1,635      1,352      1,313
Securities borrowed                                  1,222        746        825
Trading assets                                       2,388      2,488      2,411
Securities available for sale
  Taxable                                              633        436        424
  Exempt from federal income taxes                      43         32         35
Loans                                                1,711      1,437      1,046
Customer receivables                                   138        133        121
--------------------------------------------------------------------------------
Total interest revenue                               8,291      7,285      6,508
--------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits
  Domestic offices                                   1,183        895        384
  Foreign offices                                    1,012      1,181        971
Trading liabilities                                    462        476        862
Securities loaned and securities sold
  under repurchase agreements                        1,897      1,413      1,598
Other short-term borrowings                          1,327      1,193      1,000
Long-term debt                                         921        655        633
Mandatorily redeemable capital
  securities of subsidiary trusts holding
  solely junior subordinated deferrable
  interest debentures included in
  risk-based capital                                   117        113          3
--------------------------------------------------------------------------------
Total interest expense                               6,919      5,926      5,451
--------------------------------------------------------------------------------
Net interest revenue                                $1,372     $1,359     $1,057
================================================================================

Note 17--Trading Revenue

The following are the components of trading revenue:

(in millions) Year Ended December 31,              1998         1997        1996
--------------------------------------------------------------------------------
Interest rate risk                               $ (427)      $  433      $  474
Foreign exchange risk                               426          277         178
Equity and commodity risk                          (183)         345         362
--------------------------------------------------------------------------------
Total trading revenue                            $ (184)      $1,055      $1,014
================================================================================

Note 18--Pension and Other Employee Benefit Plans

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises and standardizes the disclosure requirements but does not change the measurement or recognition rules for pensions and other postretirement benefit plans. Prior year amounts have been reclassified to conform with the disclosure requirements of SFAS 132.

      The Corporation has a trusteed, noncontributory, defined benefit pension plan covering substantially all domestic employees. The Corporation also has a domestic, unfunded defined contribution plan as well as both defined benefit and defined contribution retirement and similar plans covering the majority of its foreign employees. Contributions to defined contribution plans are based upon a percentage of salary.

      The Corporation maintains a 401 (k) deferred compensation and profit sharing plan (the "Plan") for certain employees. Employees are permitted within limitations imposed by tax law to make pretax contributions to the Plan pursuant to salary reduction agreements. The Corporation may make discretionary matching and profit sharing contributions to the Plan and may make additional contributions to preserve the Plan's tax exempt status.


                               Bankers Trust Corporation and its Subsidiaries 63

      The Corporation also provides health care benefits to employees (retirees) who met specific age and/or service requirements on January 1, 1990 provided that they retire (retired) under the principal domestic pension plan with at least ten years of service. This plan is contributory for participating retirees and also requires them to absorb deductibles and coinsurance. The Corporation also provides noncontributory life insurance benefits for substantially all domestic retirees with at least ten years of service.

      The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1998 and a statement of the funded status as of December 31 of both years:

                                                         Pension Benefits     Postretirement Benefits
-----------------------------------------------------------------------------------------------------
(in millions)                                          1998          1997          1998          1997
-----------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year             $   685       $   586       $   126       $   130
Service cost                                             23            21             1             1
Interest cost                                            48            45             7             8
Plan amendments                                          25            --            --            --
Acquisitions                                             13            --            --            --
Actuarial (gain) loss                                    28            61           (19)           (7)
Benefits paid                                           (21)          (20)           (7)           (6)
Curtailment/settlement                                   --            (3)           (7)           --
Foreign currency exchange rate changes                    2            (5)           --            --
-----------------------------------------------------------------------------------------------------
Benefit obligation at end of year                   $   803       $   685       $   101       $   126
=====================================================================================================
Change in plan assets
Fair value of plan assets at beginning
 of year                                            $   973       $   864       $     4       $     4
Actual return on plan assets                            144           133            --            --
Employer contributions                                    2             2             7             6
Acquisitions                                             13            --            --            --
Benefits paid                                           (21)          (20)           (7)           (6)
Curtailment/settlement                                   (5)           (3)           --            --
Foreign currency exchange rate changes                    1            (3)           --            --
-----------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year            $ 1,107       $   973       $     4       $     4
=====================================================================================================
Funded Status                                       $   304       $   288       $   (97)      $  (122)
Unrecognized net (gain) loss                           (143)         (116)          (28)           (8)
Unrecognized prior service cost                          35            13             2             7
Unrecognized net (assets) obligations                   (11)          (17)           --            --
Additional minimum liability                             --            (4)           --            --
-----------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost at end of year*      $   185       $   164       $  (123)      $  (123)
=====================================================================================================

* Prepaid pension costs totaled $210 million and $190 million at December 31, 1998 and 1997, respectively. No prepaid postretirement costs were recognized at these dates.

      The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for those pension plans with accumulated benefit obligations in excess of plan assets were $24 million, $23 million and $3 million, respectively, as of December 31, 1998 and $22 million, $21 million and $3 million, respectively, as of December 31, 1997.

      Pension and postretirement benefits expense for 1998, 1997 and 1996 included the following components:

                                                       Pension Benefits            Postretirement Benefits
-----------------------------------------------------------------------------------------------------------
(in millions) Year Ended December 31,            1998       1997       1996       1998       1997      1996
-----------------------------------------------------------------------------------------------------------
Service cost                                     $ 23       $ 21       $ 23       $  1       $  1      $  1
Interest cost                                      48         45         42          7          8         9
Expected return on plan assets                    (84)       (81)       (67)        --         --        --
Net amortization and deferral                      (6)        (1)        (6)        (3)        --        --
-----------------------------------------------------------------------------------------------------------
Total defined benefit plans                       (19)       (16)        (8)         5          9        10
===========================================================================================================
Defined contribution plans                         52         29         37         --         --        --
Other plans                                         4          6          4         --         --        --
-----------------------------------------------------------------------------------------------------------
Net periodic benefit expense                     $ 37       $ 19       $ 33       $  5       $  9      $ 10
===========================================================================================================

      Effective September 30, 1997, a foreign defined benefit plan was changed to a defined contribution plan. As a result of this change, the Corporation recognized a $2 million curtailment/settlement gain in other noninterest revenue.


64 Bankers Trust Corporation and its Subsidiaries

      The actuarial assumptions used for the principal domestic defined benefit plan and postretirement benefit plan were as follows:

                                                                             Pension Benefits            Postretirement Benefits
---------------------------------------------------------------------------------------------------------------------------------
                                                                          1998      1997      1996       1998      1997      1996
---------------------------------------------------------------------------------------------------------------------------------
Discount rate in determining expense                                      7.00%     7.50%     7.00%      7.00%     7.50%     7.00%
Discount rate in determining benefit obligations at year end              6.75%     7.00%     7.50%      6.75%     7.00%     7.50%
Rate of increase in future compensation levels for determining expense    5.00%     5.00%     5.00%      5.00%     5.00%     5.00%
Rate of increase in future compensation levels for determining benefit
 obligations at year end                                                  5.00%     5.00%     5.00%      5.00%     5.00%     5.00%
Expected long-term rate of return on assets                               9.00%     9.00%     9.00%      9.00%     9.00%     9.00%

      The assumptions used for the other domestic and the principal foreign defined benefit pension plans were substantially similar to those used for the principal domestic pension plan, given local economic conditions in the cases of the principal foreign pension plans.

      In determining postretirement benefits expense, an 8.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.50 percent for 4 years and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-per centage-point change in assumed health care cost trend rates would have the following effects on the Corporation's retiree health care plan:

                                              One-Percentage     One-Percentage
                                              Point Increase     Point Decrease
-------------------------------------------------------------------------------
(in millions)                                 1998    1997         1998    1997
-------------------------------------------------------------------------------
Effect on total of service and interest
 cost components                               $ 1     $ 1         $(1)     $(1)
Effect on accumulated postretirement
 benefit obligation                            $ 6     $ 9         $(6)     $(9)

Profit Sharing Plans

The Corporation maintains a noncontributory profit sharing plan, called PartnerShare, covering certain domestic employees. The Corporation's contribution consists of a fixed contribution equal to six percent of eligible domestic employees' annual salary (the "Fixed Contribution") as well as an additional contribution of from zero to nine percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes (the "Profit-Driven Contribution"). There was no Profit-Driven Contribution for 1998. The contribution for 1997 and 1996 was 7.08 percent and 4.75 percent, respectively. The sum of the Fixed Contribution and the Profit- Driven Contribution amounted to $27 million, $53 million and $41 million for the years 1998, 1997 and 1996, respectively.

      The Corporation also has a profit sharing plan (called the "UK Profit Scheme") covering certain of its employees in the United Kingdom. The Corporation's contributions to this plan range from zero to 14 percent of eligible employees' annual salary, which percentage is calculated using a formula based on the Corporation's consolidated income before income taxes. There was no contribution for 1998. The contribution for 1997 and 1996 was 11.05 percent and 8.72 percent, respectively. There was no expense recognized for the UK Profit Scheme for 1998. The amount of expense recognized for the UK Profit Scheme was $6 million and $7 million for 1997 and 1996, respectively.

Benefit Plan Changes

Effective January 1, 1999, the Corporation implemented a 401 (k) Savings Plan covering substantially all domestic employees, which replaced the PartnerShare Plan and the prior 401 (k) plan. Employees are permitted within limitations imposed by tax laws to make pretax contributions to the 401 (k) Savings Plan. The Corporation will make fixed contributions equaling three percent of eligible domestic employees' annual salary and will also match employees' contributions up to three percent of eligible salary. The Corporation may under certain circumstances match an additional zero percent to 200 percent of the employees' contribution up to 3 percent of eligible salary.

Note 19--Income Taxes

The Corporation files consolidated income tax returns which include all significant domestic subsidiaries.

      The domestic and foreign components of consolidated income (loss) before income taxes (benefit) follow:

(in millions) Year Ended December 31,              1998         1997        1996
--------------------------------------------------------------------------------
Domestic                                         $  (83)      $  640      $  347
Foreign                                               6          599         784
--------------------------------------------------------------------------------
Total                                            $  (77)      $1,239      $1,131
================================================================================

      For purposes of determining the above amounts, foreign income is defined as income recorded by operations located outside of the U.S.

      Undistributed earnings of certain foreign subsidiaries amounted to approximately $900 million at December 31, 1998. Federal taxes which would have approximated $200 million, assuming utilization of foreign tax credits, have not been provided on these earnings, as they are permanently reinvested outside the U.S.

      Deferred income taxes result from differences in the timing of revenue and expense recognition for income tax and financial reporting purposes.

      An analysis of consolidated income taxes (benefit) follows:

(in millions) Year Ended December 31,              1998        1997        1996
-------------------------------------------------------------------------------
Income taxes (benefit) applicable to:
  Income (loss) before income
   taxes (benefit)*                               $  (4)      $ 373       $ 365
  Capital surplus                                   (50)        (73)        (26)
  Cumulative translation adjustments                (10)         76         (24)
  Securities valuation allowance                    (13)        (57)         32
-------------------------------------------------------------------------------
Total                                             $ (77)      $ 319       $ 347
===============================================================================

* Includes income tax expense (benefit) related to securities available for sale transactions of $(7) million, $68 million and $30 million in 1998, 1997 and 1996, respectively.


                              Bankers Trust Corporation and its Subsidiaries  65

      The components of consolidated income taxes (benefit) follow:

(in millions) Year Ended December 31,              1998        1997        1996
-------------------------------------------------------------------------------
Current
  Federal                                         $  (9)      $ 198       $ 107
  Foreign                                           175         232         124
  State and local                                    33         161          44
-------------------------------------------------------------------------------
Total current                                       199         591         275
-------------------------------------------------------------------------------
Deferred
  Federal                                          (229)       (203)        (52)
  Foreign                                            10         (31)        125
  State and local                                   (57)        (38)         (1)
-------------------------------------------------------------------------------
Total deferred                                     (276)       (272)         72
-------------------------------------------------------------------------------
Total                                             $ (77)      $ 319       $ 347
===============================================================================

      The following is an analysis of the difference between the U.S. federal statutory income tax (benefit) and the effective tax (benefit) on consolidated income (loss) before income taxes:

(in millions) Year Ended December 31,                1998       1997       1996
-------------------------------------------------------------------------------
Computed expected tax expense (benefit)             $ (27)     $ 434      $ 396
State and local income taxes (benefit)                (15)        55         30
Tax-exempt income                                     (17)       (58)       (13)
Foreign subsidiary earnings                            54        (47)       (20)
Valuation allowance                                    --        (20)        --
Nondeductible penalty                                  22         --         --
Other                                                 (21)         9        (28)
-------------------------------------------------------------------------------
Effective income tax (benefit)                      $  (4)     $ 373      $ 365
===============================================================================

      The following is an analysis of the Corporation's net deferred tax assets:

(in millions) December 31,                                      1998        1997
--------------------------------------------------------------------------------
Deferred tax assets                                           $1,486      $1,291
Valuation allowance                                              207         207
--------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance                 1,279       1,084
Deferred tax liabilities                                         307         388
--------------------------------------------------------------------------------
Net deferred tax assets                                       $  972      $  696
================================================================================

      At December 31, 1998, the Corporation's deferred tax assets were primarily related to credit losses ($332 million), employee benefits ($317 million) and international operations ($292 million). Deferred tax liabilities were primarily related to certain trading activities ($201 million) and lease financing activities ($83 million).

      At December 31, 1997, the Corporation's deferred tax assets were primarily related to credit losses ($385 million), employee benefits ($267 million) and international operations ($181 million). Deferred tax liabilities were primarily related to certain trading activities ($193 million) and lease financing activities ($112 million).

Note 20--Earnings (Loss) per Common Share

At December 31, 1997, the Corporation adopted SFAS 128, "Earnings Per Share," which established standards for computing and presenting earnings per share. The 1996 amounts have been restated to conform with SFAS 128.

      Basic earnings (loss) per common share amounts were computed by subtracting from net income (loss) the dividend requirements on preferred stock to arrive at net income (loss) applicable to common stockholders and dividing this amount by the average number of common shares outstanding during the year. The average number of common shares outstanding was the sum of the average number of shares of common stock outstanding and undistributed vested shares awarded under deferred stock plans.

      Diluted earnings (loss) per share amounts were calculated by adding back to net income (loss) applicable to common stockholders the interest expense on the convertible subordinated debentures and dividing this amount by the average number of common shares and dilutive potential common shares outstanding during the year.

      Diluted earnings (loss) per share assumes the conversion into common stock of outstanding stock options, deferred stock awards and convertible subordinated debentures, as computed under the treasury stock method, if dilutive. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of the outstanding stock options, deferred stock awards, and shares from convertible subordinated debentures, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Parent Company's common stock.

      The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share amounts):

Year Ended December 31,                              1998         1997         1996
-----------------------------------------------------------------------------------
Numerator
  Net income (loss)                             $     (73)   $     866    $     766
  Preferred stock dividends                           (32)         (49)         (51)
-----------------------------------------------------------------------------------
  Numerator for basic earnings (loss) per
    share--net income (loss) applicable
    to common stockholders                           (105)         817          715
  Effect of dilutive securities
    Convertible subordinated debentures                --            3            3
-----------------------------------------------------------------------------------
    Numerator for diluted earnings (loss) per
      share--net income (loss) applicable to
      common stockholders after
      assumed conversions                       $    (105)   $     820    $     718
===================================================================================
Denominator
  Denominator for basic earnings (loss) per
    share--weighted-average shares
    outstanding                                   100.152      100.286      100.417
  Effect of dilutive securities*
    Options                                            --        1.839        1.111
    Convertible subordinated
      debentures                                       --        2.457        3.019
    Deferred stock                                     --        2.408        1.618
-----------------------------------------------------------------------------------
  Dilutive potential common shares                     --        6.704        5.748
    Denominator for diluted earnings (loss)
      per share--adjusted weighted-
      average shares after assumed
      conversions                                 100.152      106.990      106.165
===================================================================================
Basic earnings (loss) per share                 $   (1.05)   $    8.15    $    7.12
===================================================================================
Diluted earnings (loss) per share               $   (1.05)   $    7.66    $    6.76
===================================================================================

* Due to a loss for the year ended December 31, 1998, no incremental shares are included in the loss per share calculation because the effect would be antidilutive.


66 Bankers Trust Corporation and its Subsidiaries

Note 21--Business Segments and Related Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," redefines operating segments and establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. Prior year amounts have been restated to conform with the requirements of SFAS No. 131.

      The Corporation delivers a wide range of financial products and services worldwide principally through six broad business segments. Four business segments are organized around specific products and services: Investment Banking, Trading & Sales, Private Client Services Group and Global Institutional Services. Two additional business segments, Australia/New Zealand/International Funds Management and Emerging Markets Group, are organized to deliver these same types of financial products and services with the local expertise necessary to operate in these markets.

      Business segments results are determined based on the Corporation's internal management accounting process, which allocates revenue and expenses among the business segments. Because the Corporation's business is diverse in nature and its operations are integrated, certain estimates and judgments have been made to apportion revenue and expense items. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way management views its business and is not necessarily comparable with similar information disclosed by other financial institutions. The accounting policies of the business segments are the same as those described in Note 1 except that each business segment does not separately maintain and provide for allowances for credit losses for loans and other credit-related commitments. Instead, the results of operations for each business segment reflect actual net charge-offs (recoveries). Any difference between the consolidated provisions for credit losses (loans and other credit-related commitments) and total business segments' net charge-offs (recoveries) is recorded in a non-business segment.

      Segments that hold net asset positions are allocated interest expense to reflect their net use of funds and segments that have net liability positions are allocated interest income to reflect their net contribution of funds.

      Investment Banking delivers the Firm's full range of financing, advisory and research products and services to corporate, financial institution and investor clients. Services include underwriting, distribution and trading of public equity and debt (both investment grade and high-yield); private placements and structured finance; and merger and acquisition advisory services. The segment is also responsible for the Firm's private equity investments and asset-based lending activities.

      Trading & Sales provides financial products and services to the Corporation's clients and enters into securities, currency, commodity, and derivatives transactions on a proprietary basis. The segment is also responsible for the Corporation's worldwide funding as well as its capital and liquidity management.

      Emerging Markets Group, which includes Latin America, Emerging Europe, Middle East & Africa, and Asia, engages in trading and distribution, origination and underwriting of corporate finance securities, mergers and acquisition services, advisory services and private equity investments in developing local markets. In addition, this segment, through the Corporation's fifty-percent owned Chilean insurance subsidiary, underwrites pension-related life and disability insurance and sells pension-related life annuities.

      Private Client Services Group provides investment management services in the global securities markets, financial planning services and market research and investment strategies for high net worth individuals.

      Global Institutional Services provides asset management services, corporate trust and agency services, cash management services and trade finance services to financial institutions, corporations and governments and their agencies around the world. Asset management services include: custody, investment management, securities lending, brokerage, retirement administration, performance and risk measurement. The segment also provides trustee, depository and agency services for issuers of debt securities and depository receipts. Cash and trade services include global payments and collections, cash concentration and investments and trade finance products.

      Australia/New Zealand/International Funds Management provides funds management, corporate finance, and financial markets services to local and international clients, and trades for its own account in related markets.

      Other business segments include the income and expenses of smaller businesses that are not included in the main business segments.

                                                                                Emerging Markets Group
                                                                           ---------------------------------
                                                                                        Emerging
                                                                                         Europe,                  Private
Year Ended                                                                                Middle                   Client
December 31, 1998                           Investment       Trading         Latin        East &                 Services
(in millions)                                  Banking       & Sales       America        Africa        Asia        Group
-------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*          $ 2,039         $ 781         $ 340       $  (120)      $(381)       $ 695
Net interest revenue                               278           300           280            52          21           95
Credit quality expense--loans                       41            --             8             8          35            2
Provision for policyholder benefits                 --            --           322            --          --           --
Income tax expense (benefit)                       130            74           (64)          (66)       (194)          33
Net income (loss)                                  249           133          (121)         (142)       (356)          72
Total assets*                                   22,126        71,231         4,572         3,624       2,664        4,745

                                                                  Australia/
Year Ended                                          Global      New Zealand/       Other       Total
December 31, 1998                            Institutional       Int'l Funds    Business    Business
(in millions)                                     Services        Management    Segments    Segments
----------------------------------------------------------------------------------------------------
Net revenues from external customers*               $1,076             $ 631       $ (1)      $5,060
Net interest revenue                                   250               110        (15)       1,371
Credit quality expense--loans                            1                --        (11)          84
Provision for policyholder benefits                     --                --         --          322
Income tax expense (benefit)                            50                68        (16)          15
Net income (loss)                                       99               138        (29)          43
Total assets*                                        7,660            12,941        220      129,783

* There were no material intersegment revenues or intersegment assets among the business segments.


                               Bankers Trust Corporation and its Subsidiaries 67

                                                                             Emerging Markets Group
                                                                       ---------------------------------
                                                                                    Emerging
                                                                                     Europe,                  Private
Year Ended                                                                            Middle                   Client
December 31, 1997                       Investment       Trading         Latin        East &                 Services
(in millions)                              Banking       & Sales       America        Africa        Asia        Group
---------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*       $2,205          $692          $660          $121        $ 80         $665
Net interest revenue                           283           293           190           103         (19)         106
Credit quality expense--loans                    2             1             5            --           5           --
Provision for policyholder benefits             --            --           333            --          --           --
Income tax expense (benefit)                   211            60            41             8         (31)          27
Net income (loss)                              493           140            92            20         (80)          60
Total assets*                               38,153        58,156         2,735        10,043       1,686        2,827

                                                               Australia/
Year Ended                                       Global      New Zealand/       Other       Total
December 31, 1997                         Institutional       Int'l Funds    Business    Business
(in millions)                                  Services        Management    Segments    Segments
-------------------------------------------------------------------------------------------------
Net revenues from external customers*            $1,027              $574        $ 12      $6,036
Net interest revenue                                227                89          (5)      1,267
Credit quality expense--loans                         5                --          15          33
Provision for policyholder benefits                  --                --          --         333
Income tax expense (benefit)                         37                47         (15)        385
Net income (loss)                                    92               107         (34)        890
Total assets*                                     6,507            10,802         354     131,263

* There were no material intersegment revenues or intersegment assets among the business segments.

                                                                                 Emerging Markets Group
                                                                           ---------------------------------
                                                                                        Emerging
                                                                                         Europe,                  Private
Year Ended                                                                                Middle                   Client
December 31, 1996                           Investment       Trading         Latin        East &                 Services
(in millions)                                  Banking       & Sales       America        Africa        Asia        Group
-------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*           $1,711          $501          $545           $72        $200         $608
Net interest revenue                               181           258           120             5         (6)           97
Credit quality expense--loans                       10            --            --            --          --           --
Provision for policyholder benefits                 --            --           280            --          --           --
Income tax expense (benefit)                       209            11            36             8          20           27
Net income (loss)                                  438            25            75            16          43           60

                                                                  Australia/
Year Ended                                          Global      New Zealand/       Other       Total
December 31, 1996                            Institutional       Int'l Funds    Business    Business
(in millions)                                     Services        Management    Segments    Segments
----------------------------------------------------------------------------------------------------
Net revenues from external customers*                 $858              $528        $  2      $5,025
Net interest revenue                                   220                71         (16)        930
Credit quality expense--loans                           --                (1)         (1)          8
Provision for policyholder benefits                     --                --          --         280
Income tax expense (benefit)                            29                62         (19)        383
Net income (loss)                                       60               128         (41)        804

    * There were no material intersegment revenues among the business segments.

      The following table reconciles total net revenue for business segments to consolidated net revenue (in millions):

Year Ended December 31,                              1998       1997       1996
-------------------------------------------------------------------------------
Total net revenue reported for business
  segments                                        $ 5,060    $ 6,036    $ 5,025
Earnings associated with unassigned
  capital                                              46        129        191
Gain on sale of business                               --         --         30
Gain on sale of office building                        --         76         --
Loan net charge-offs in excess of the total
  provision for credit losses--loans                   44         33          3
Other                                                 (61)       (54)       (80)
-------------------------------------------------------------------------------
Consolidated net revenue(1)                       $ 5,089    $ 6,220    $ 5,169
===============================================================================

(1) Consolidated net revenue includes net interest revenue after provision for credit losses--loans and noninterest revenue.

      The following table reconciles total net income (loss) for business segments to consolidated net income (loss) (in millions):

Year Ended December 31,                                1998      1997      1996
-------------------------------------------------------------------------------
Total net income (loss) reported for
  business segments                                   $  43     $ 890     $ 804
Earnings associated with unassigned capital              33        90       129
Gain on sale of business                                 --        --        18
Gain on sale of office building                          --        51        --
Loan net charge-offs in excess of the total
  provision for credit losses--loans                     27        23         2
Legal settlement                                        (67)       --        --
Restructuring charges and other integration
  costs associated with the
  Alex. Brown merger                                     --       (69)       --
Legal fees                                               --       (27)      (20)
Unallocated costs of corporate staff                    (48)      (48)      (79)
Other unallocated amounts                               (61)      (44)      (88)
-------------------------------------------------------------------------------
Consolidated net income (loss)                        $ (73)    $ 866     $ 766
===============================================================================

      The following table reconciles total assets for business segments to consolidated assets (in millions):

December 31,                                                  1998          1997
--------------------------------------------------------------------------------
Total assets reported for business segments               $129,783      $131,263
Premises and equipment                                         417           408
Securities available for sale                                  413           268
Goodwill not allocated to business segments                    398           206
Investments in unconsolidated companies
  accounted for at equity                                      303             3
Venture capital assets                                          40            11
Other unallocated amounts                                    1,761         7,943
--------------------------------------------------------------------------------
Consolidated assets                                       $133,115      $140,102
================================================================================


68 Bankers Trust Corporation and its Subsidiaries

        The following table reconciles the other significant items reported for the business segments to the consolidated financial statements:

(in millions) Year Ended December 31,                         1998                                          1997
------------------------------------------------------------------------------------------------------------------------------------
                                                 Total                                          Total
                                              Business                          Total        Business                          Total
                                              Segments    Adjustments    Consolidated        Segments    Adjustments    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue(1)                        $ 1,371        $     1         $ 1,372         $ 1,267        $    92         $ 1,359
Credit quality expense--loans(2)                    84            (44)             40              33            (33)             --
Provision for policyholder benefits                322             --             322             333             --             333
Income tax expense (benefit)(3)                     15            (19)             (4)            385            (12)            373
====================================================================================================================================

(in millions) Year Ended December 31,                  1996
--------------------------------------------------------------------------------
                                        Total
                                     Business                             Total
                                     Segments      Adjustments     Consolidated
--------------------------------------------------------------------------------
Net interest revenue(1)                $  930           $  127           $1,057
Credit quality expense--loans(2)            8               (3)               5
Provision for policyholder benefits       280               --              280
Income tax expense (benefit)(3)           383              (18)             365
===============================================================================

(1) Adjustments primarily represent earnings associated with unassigned capital partially offset by unallocated funding costs.

(2) Adjustments represent the difference between actual loan net charge-offs (recoveries) reported for the business segments and the consolidated provision for credit losses--loans.

(3) Adjustments represent the tax effects of the reconciling items between total net income (loss) for business segments and consolidated net income
      (loss).

      The following table presents net revenue by geographical location (in millions):

Year Ended December 31,                           1998         1997         1996
--------------------------------------------------------------------------------
United States                                   $2,666       $3,529       $2,816
England                                            868          992          904
Australia                                          519          514          551
Chile                                              375          441          402
Other foreign countries                            661          744          496
--------------------------------------------------------------------------------
Consolidated net revenue(1)                     $5,089       $6,220       $5,169
================================================================================

(1) Consolidated net revenue includes net interest revenue after provision for credit losses--loans and noninterest revenue. Revenue is attributed to countries based on the location in which transactions are recorded.

      The following table presents net revenue of the Corporation organized around specific products and services (in millions):

Year Ended December 31,                         1998          1997          1996
--------------------------------------------------------------------------------
Corporate Finance                             $1,460        $1,325        $1,205
Debt Investments                                  44            71            34
Private Equity                                   452           428           266
Risk Management                                   60           592           537
Trading                                          411         1,027           674
Processing Services                            1,176           949           864
Investment Management                            496           479           419
Private Banking                                  596           568           558
Insurance                                        331           394           339
Other                                             63           387           273
--------------------------------------------------------------------------------
Consolidated net revenue                      $5,089        $6,220        $5,169
================================================================================

Note 22--International Operations

Management views the operations of the Corporation on a business segment basis, as disclosed in Note 21. However, in order to comply with the financial reporting regulations of the Securities and Exchange Commission, the Corporation is required to report international operations on the basis of the domicile of the customer. Pursuant to these regulations, any business transacted with a customer who is domiciled outside the U.S. is reported as international operations. Due to the complex nature of the Corporation's businesses and because its revenue from customers domiciled outside the U.S. is recorded in both domestic and foreign offices, it is impossible to segregate with precision the respective contributions to income from the domestic and international operations. As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. These estimates and assumptions include the following: interest revenue and interest expense are apportioned to geographic areas based on the geographic distribution of average interest earning assets. The geographic location of the assets is determined by the domicile of the customer, or for interest earning securities, by the domicile of the issuer. Trading gains and losses are primarily allocated based on the geographic distribution of average trading assets as determined by the domicile of the issuer. All other noninterest revenue is allocated based on the geographic location of the office recording the income. Noninterest expense is basically apportioned geographically based on the geographical distribution of operating income (net interest revenue plus noninterest revenue). Corporate overhead expenses are allocated based upon average assets by geographic region. International offices are assessed a cost of funds charge based on a short-term funding rate. Allocation of the provisions for credit losses is based on the geographical distribution of net charges to the allowances for credit losses and management's assessment of the risks associated with the domestic and international portfolios. International taxes are calculated based on the foreign tax rate for each foreign office.

      Earning assets are allocated by the domicile of the customer. All other assets are allocated based on the location of the office recording the assets.


                               Bankers Trust Corporation and its Subsidiaries 69

        Subject to the above limitations, estimates and assumptions, the following tables present information attributable to international operations ($ in millions):

                                                                             Income
                                                                              (loss)         Net
                                    Total         Total         Total        before       income
                                   assets       revenue(1)   expenses(1)      taxes        (loss)
------------------------------------------------------------------------------------------------
1998
------------------------------------------------------------------------------------------------
International operations
  Asia                          $  11,362     $     493     $     811     $    (318)   $    (210)
  Australia/New Zealand            12,095         1,062           899           163          107
  Western Hemisphere               16,568         1,625         1,771          (146)         (96)
  Europe                           19,363           963         1,010           (47)         (30)
  United Kingdom                   29,097         1,377         1,349            28           18
  Middle East/Africa                  414            30            30            --           --
Eliminations                      (25,839)       (1,228)       (1,228)           --           --
------------------------------------------------------------------------------------------------
Total international                63,060         4,322         4,642          (320)        (211)
Domestic operations                70,055         7,726         7,483           243          138
------------------------------------------------------------------------------------------------
Total                           $ 133,115     $  12,048     $  12,125     $     (77)   $     (73)
================================================================================================
International as a percentage
  of total                             47%           36%           38%          N/M          N/M
================================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses-loans.

N/M Not Meaningful.

                                                                             Income          Net
                                    Total         Total         Total        before       income
                                   assets       revenue(1)   expenses(1)      taxes       (loss)
------------------------------------------------------------------------------------------------
1997
------------------------------------------------------------------------------------------------
International operations
  Asia                          $  18,203     $     916     $     975     $     (59)    $    (44)
  Australia/New Zealand            10,598           939           827           112           83
  Western Hemisphere               16,420         1,618         1,509           109           81
  Europe                           15,787         1,050         1,014            36           26
  United Kingdom                   29,396         1,374         1,268           106           79
  Middle East/Africa                  471            66            62             4            3
Eliminations                      (18,210)         (851)         (851)           --           --
------------------------------------------------------------------------------------------------
Total international                72,665         5,112         4,804           308          228
Domestic operations                67,437         7,034         6,103           931          638
------------------------------------------------------------------------------------------------
Total                           $ 140,102     $  12,146     $  10,907     $   1,239     $    866
================================================================================================
International as a percentage
  of total                             52%           42%           44%           25%          26%
================================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses-loans.

                                                                             Income
                                    Total         Total         Total        before          Net
                                   assets       revenue(1)   expenses(1)      taxes       income
------------------------------------------------------------------------------------------------
1996
------------------------------------------------------------------------------------------------
International operations
  Asia                          $   9,622     $     613     $     516     $      97    $      71
  Australia/New Zealand            10,488         1,031           834           197          144
  Western Hemisphere               14,631         1,275         1,193            82           60
  Europe                           14,354           965           941            24           18
  United Kingdom                   25,447         1,027         1,027            --           --
  Middle East/Africa                  691            40            35             5            4
Eliminations                      (12,759)         (591)         (591)           --           --
------------------------------------------------------------------------------------------------
Total international                62,474         4,360         3,955           405          297
Domestic operations                60,069         6,265         5,539           726          469
------------------------------------------------------------------------------------------------
Total                           $ 122,543     $  10,625     $   9,494     $   1,131    $     766
================================================================================================
International as a percentage
  of total                             51%           41%           42%           36%          39%
================================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses-loans.

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

      For a further discussion of derivative financial instruments, the related market and credit risks, and controls used to monitor such risks, which is unaudited and not included as part of these financial statements, see "Risk Management" on page 23, "Derivatives" on page 29, and "Nonperforming Assets" on page 36. For the risk-weighted amounts under the risk-based capital guidelines of the Corporation's derivative and off-balance sheet exposures, which also are unaudited and not included as part of these financial statements, see "Capital Resources" on page 22.

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


70 Bankers Trust Corporation and its Subsidiaries

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

      Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities after application of master netting agreements. The following table reflects the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                           At December 31, 1998               Average during 1998
                                      -------------------------          ------------------------
(in millions)                         Assets       (Liabilities)           Assets    (Liabilities)
-------------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
  Swap Contracts                     $ 26,923          $(26,401)         $ 24,062       $(22,222)
Interest Rate Contracts
  Forwards                                188              (193)              252           (242)
  Options purchased                     2,236                               1,509
  Options written                                        (2,111)                          (1,615)
Foreign Exchange Rate Contracts
  Spot and Forwards                    17,851           (17,169)           14,780        (14,875)
  Options purchased                     1,254                               1,436
  Options written                                        (1,048)                          (1,260)
Equity-related contracts                5,508            (5,672)            4,808         (5,551)
Commodity-related and
  other contracts                         966              (970)              775           (780)

Exchange-Traded Options
Interest Rate                              12                (4)                8             (8)
Foreign Exchange                           30               (39)               24            (20)
Commodity                                   8                (9)              578           (394)
Equity                                    531              (372)                2             (4)
------------------------------------------------------------------------------------------------
Total Gross Fair Values                55,507           (53,988)           48,234        (46,971)
------------------------------------------------------------------------------------------------
Impact of Netting Agreements          (38,131)           38,131           (30,481)        30,481
------------------------------------------------------------------------------------------------
                                     $ 17,376(1)       $(15,857)(1)      $ 17,753       $(16,490)
                                     ========          ========          ========       ========

                                           At December 31, 1997               Average during 1997
                                      -------------------------          ------------------------
(in millions)                         Assets       (Liabilities)           Assets    (Liabilities)
-------------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
  Swap Contracts                     $ 20,508          $(19,103)         $ 16,873       $(15,611)
Interest Rate Contracts
  Forwards                                 48               (40)               52            (56)
  Options purchased                     1,147                               1,114
  Options written                                        (1,355)                          (1,238)
Foreign Exchange Rate Contracts
  Spot and Forwards                    17,846           (18,031)           13,881        (14,386)
  Options purchased                     1,299                               1,090
  Options written                                        (1,192)                          (1,058)
Equity-related contracts                4,082            (4,607)            3,372         (3,827)
Commodity-related and
  other contracts                         597              (680)              643           (677)

Exchange-Traded Options
Interest Rate                               4                (3)               12             (7)
Foreign Exchange                                             (5)                              (1)
Equity                                    411              (318)              313           (199)
------------------------------------------------------------------------------------------------
Total Gross Fair Values                45,942           (45,334)           37,350        (37,060)
------------------------------------------------------------------------------------------------
Impact of Netting Agreements          (28,269)           28,269           (23,816)        23,816
------------------------------------------------------------------------------------------------
                                     $ 17,673(1)       $(17,065)(1)      $ 13,534       $(13,244)
                                     ==========        ========          ========       ========

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

      Derivative contracts are generally either privately-negotiated OTC contracts or standard contracts transacted through regulated exchanges. For information as to the credit risk of OTC trading derivatives, which is unaudited and not included as part of these financial statements, see "Derivatives" on page 29. Fair values of futures contracts are not included above due to cash margining requirements of regulated exchanges. Monthly averages are used in the table above.

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


                               Bankers Trust Corporation and its Subsidiaries 71

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

Notional Amounts
(in millions)                              December 31, 1998           December 31, 1997
-----------------------------------------------------------------------------------------
                                                         End                         End
                                        Trading          User(1)    Trading          User(1)
-----------------------------------------------------------------------------------------
Interest rate contracts
Swaps                                $1,079,450    $   94,041    $  693,322    $  108,053
Futures                                 110,995            --       130,884            --
Forwards                                 84,741           600        71,243         2,950
Options purchased
  Exchange traded                        22,362            --        27,157            --
  OTC                                   135,671           146       103,765           427
Options written
  Exchange traded                        15,873            --        17,665            --
  OTC                                   122,497            --       100,357            --
-----------------------------------------------------------------------------------------
Total                                $1,571,589    $   94,787    $1,144,393    $  111,430
=========================================================================================
Foreign exchange rate contracts
Spot, forwards, futures              $  647,221    $    5,063    $  684,039    $    3,023
Swaps                                    67,059         4,425        69,941         3,468
OTC options purchased                    38,179            --        28,525            --
OTC options written                      37,932            --        30,405            --
-----------------------------------------------------------------------------------------
Total                                $  790,391    $    9,488    $  812,910    $    6,491
=========================================================================================
Equity derivative contracts
Swaps                                $    5,851            --    $    7,401    $       12
Futures and forwards                      5,026            --         6,734            --
Options purchased
  Exchange traded                        10,124            --         3,680            --
  OTC                                    31,035            --        15,923            --
Options written
  Exchange traded                         8,164            --         6,264            --
  OTC                                    14,354            --        17,399            --
-----------------------------------------------------------------------------------------
Total                                $   74,554            --    $   57,401    $       12
=========================================================================================
Commodity and other contracts (2)
Swaps                                $    4,974            --    $    3,882    $       --
Futures                                     534            --         1,023            --
Forwards                                    843            --         2,179            --
Options purchased
  Exchange traded                            81            --           152            --
  OTC                                     2,666            --         1,386            --
Options written
  Exchange traded                           264            --           366            --
  OTC                                     2,596            --         1,915            --
-----------------------------------------------------------------------------------------
Total                                $   11,958            --    $   10,903    $       --
=========================================================================================

(1) These are hedges of securities available for sale, loans, other assets, interest-bearing deposits, other short-term borrowings, long-term debt and net investments in foreign subsidiaries. These are primarily transacted with derivatives traders within the Corporation who are intermediaries to external markets.

(2) Excluded from the notional amounts above were benefit-responsive contracts reflecting actuarial-related risk, minimal market risk and no credit risk, for which the notional values totaled $11.0 billion and $11.5 billion at December 31, 1998 and 1997, respectively.

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

      The Corporation is subject to credit risk as a purchaser of an option contract, and is subject to market risk to the extent of the purchase price of the option. The Corporation is subject to market risk on its written option contracts, but not to credit risk, except as noted below, since the customer has already performed according to the terms of the contract by paying a cash premium up front. How-


72 Bankers Trust Corporation and its Subsidiaries ever, for SFAS 105 purposes, credit risk arises to the extent that the option contract requires or permits settlement in the underlying instrument, and that instrument is subject to credit risk. Such amounts related to certain written put option contracts on debt securities and certain forward contracts to purchase debt securities were $491 million and $2.850 billion at December 31, 1998 and 1997, respectively. The underlying debt securities were primarily obligations of the U.S. and foreign central and local governments and U.S. federal agencies.

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

Securities and Money Market Activities

(in millions)                        December 31, 1998         December 31, 1997
--------------------------------------------------------------------------------
                                Contract   Credit Risk    Contract   Credit Risk
                                  Amount        Amount      Amount        Amount
--------------------------------------------------------------------------------
When-issued securities
  and other Commitments
  to sell                        $     2      $    --      $    71      $    --
Commitments to purchase (1)           80           80        1,047        1,047
Securities lending
  indemnifications                41,695       41,695       53,842       53,842
-------------------------------------------------------------------------------

(1) Includes $65 million and $947 million of forward-dated money market assets at December 31, 1998 and 1997, respectively.

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

      Securities lending indemnifications represent the market value of customers' securities lent to third parties. The Corporation indemnifies customers to the extent of the replacement cost and/or the market value of the securities in the event of a failure by a third party to return the securities lent. The market value of collateral, primarily cash, received for customers' securities lent was in excess of the contract amounts and was approximately $43 billion at December 31, 1998 and $56 billion at December 31, 1997.

Credit-Related Arrangements
(in millions)                         December 31, 1998        December 31, 1997
--------------------------------------------------------------------------------
                                                 Credit                   Credit
                                  Contract         Risk    Contract         Risk
                                    Amount       Amount      Amount       Amount
--------------------------------------------------------------------------------
Commitments to
  extend credit (1)                $19,707      $19,707     $19,079      $19,079
Standby letters of credit and
  similar arrangements (2)           3,422        3,422       4,605        4,605
--------------------------------------------------------------------------------

(1) Includes participations to other entities of approximately $2 billion at December 31, 1998 and 1997. Of the non-participated amount, approximately $5 billion and $4 billion expire in one year or less at December 31, 1998 and 1997, respectively. Additionally, both the contract amount and the credit risk amount include commitments to enter into securities resale agreements of $.6 billion and $1.7 billion at December 31, 1998 and 1997, respectively.

(2) Includes participations to other entities of approximately $1 billion at December 31, 1998 and 1997.

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

      Standby letters of credit and similar arrangements ("standbys"), issued primarily to support corporate obligations, commit the Corporation to make payments on behalf of customers contingent upon the failure of the customer to perform under the terms of the contract. Standbys at December 31, 1998 related to customer obligations such as commercial paper, medium- and long-term notes and debentures (including industrial revenue obligations), as well as other financial and performance-related obligations. At December 31, 1998, $2.328 billion will expire within one year, $881 million from one to four years and $213 million after four years.

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

Note 24--Concentrations of Credit Risk

The Corporation, as required by SFAS 105, has identified two significant concentrations of credit risk: OECD country banks and OECD country central governments, their agencies and central banks. Together they represented 28 percent and 24 percent of total credit risk at December 31, 1998 and 1997, respectively. The Organization for Economic Cooperation and Development (OECD) is an


                               Bankers Trust Corporation and its Subsidiaries 73
international organization of countries which are committed to market-oriented economic policies, including the promotion of private enterprise and free market prices, liberal trade policies, and the absence of exchange controls. The OECD consists of 29 industrialized countries that are located primarily in Western Europe and North America, as well as Australia, Japan, New Zealand and South Korea. For risk-based capital purposes, domestic and foreign bank regulators generally assign OECD country central governments, their agencies and their central banks a credit risk weighting of zero percent, which means that no credit risk capital is required to support their financial instruments. OECD country banks are assigned the next lowest credit risk weighting (20 percent) by these regulators. The largest counterparty concentration was the U.S. government and its related entities, which comprised approximately 56 percent of the OECD country governments category. Within all other counterparties, approximately 41 percent was collateralized by cash and U.S. government securities.

      The following table reflects the aggregate credit risk by groups of counterparties, as defined by SFAS 105, relating to on- and off-balance sheet financial instruments, including derivatives, at December 31, 1998 and 1997.

Credit Risk

                                          On-Balance   Off-Balance
(in millions)                                  Sheet         Sheet         Total
--------------------------------------------------------------------------------
1998
--------------------------------------------------------------------------------
Significant concentrations (1)
  OECD country banks (2)                    $ 36,584      $  3,019      $ 39,603
  OECD country governments                    12,277           416        12,693
--------------------------------------------------------------------------------
Total significant concentrations              48,861         3,435        52,296
All other (3)                                 70,096        61,960       132,056
--------------------------------------------------------------------------------
Total                                       $118,957      $ 65,395      $184,352
================================================================================
1997
--------------------------------------------------------------------------------
Significant concentrations (1)
  OECD country banks (2)                    $ 32,765      $  4,213      $ 36,978
  OECD country governments                    10,717         2,363        13,080
--------------------------------------------------------------------------------
Total significant concentrations              43,482         6,576        50,058
All other (3)                                 82,540        74,847       157,387
--------------------------------------------------------------------------------
Total                                       $126,022      $ 81,423      $207,445
================================================================================

(1)   For these purposes, Poland has been excluded from the OECD categories.

(2) Included in the on-balance sheet component of this category was approximately $2 billion at both December 31, 1998 and 1997, respectively, that was collateralized by U.S. government securities.

(3) The "all other" category of credit risk is diversified with respect to type of obligor and counterparty. Included in the on-balance sheet component of this category was approximately $13 billion and $12 billion at December 31, 1998 and 1997, respectively, that was collateralized by cash and U.S. government securities. Included in the off-balance sheet component of this category at December 31, 1998 was approximately $42 billion that was collateralized by cash and U.S. government securities and approximately $19 billion of unused commitments to extend credit, approximately $7 billion of which expire in one year or less. The corresponding amounts for December 31, 1997 were $53 billion, $19 billion and $7 billion, respectively.

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


                               Bankers Trust Corporation and its Subsidiaries 74

      The following are the estimated fair values of the Corporation's financial instruments followed by a general description of the methods and assumptions used to estimate such fair values.

Fair Value of Financial Instruments

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Effect of                      Fair Value
                                                                      Underlying        End-User           Total      Over(Under)
(in millions) December 31, 1998                     Book Value        Fair Value      Derivative      Fair Value      Book Value
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets, Including Hedges
Cash and due from banks                               $  2,837          $  2,837        $     --        $  2,837        $     --
Interest-bearing deposits with banks                     2,382             2,376              --           2,376              (6)
Federal funds sold                                       2,484             2,484              --           2,484              --
Securities purchased under resale agreements            17,053            17,074              --          17,074              21
Securities borrowed                                     14,709            14,709              --          14,709              --
Trading assets (see Notes 2 and 23)                     46,170            46,170              --          46,170              --
Securities available for sale (see Note 3)              12,748            12,814             (66)         12,748              --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit, net      22,142            22,602             (78)         22,524             382
Customer receivables                                     1,524             1,524              --           1,524              --
Due from customers on acceptances                          232               232              --             232              --
Accounts receivable and accrued interest                 3,815             3,815              --           3,815              --
Other financial assets                                   2,532             2,693             (14)          2,679             147
Financial Liabilities, Including Hedges
Noninterest-bearing deposits                             4,473             4,473              --           4,473              --
Interest-bearing deposits                               32,861            32,977             (70)         32,907              46
Trading liabilities (see Notes 2 and 23)                27,253            27,253              --          27,253              --
Securities loaned and securities sold
  under repurchase agreements                           17,420            17,428              --          17,428               8
Other short-term borrowings                             16,313            16,350              13          16,363              50
Acceptances outstanding                                    232               232              --             232              --
Other financial liabilities                              6,697             6,679              --           6,679             (18)
Long-term debt*                                         19,423            19,756            (380)         19,376             (47)
Net investments in foreign subsidiaries                     --                --             (15)            (15)            (15)

------------------------------------------------------------------------------------------------------------------------------------
(in millions) December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets, Including Hedges
Cash and due from banks                               $  2,188          $  2,188        $     --        $  2,188        $     --
Interest-bearing deposits with banks                     4,272             4,273              --           4,273               1
Federal funds sold                                       1,382             1,382              --           1,382              --
Securities purchased under resale agreements            19,163            19,179              --          19,179              16
Securities borrowed                                     16,751            16,751              --          16,751              --
Trading assets (see Notes 2 and 23)                     56,572            56,572              --          56,572              --
Securities available for sale (see Note 3)               8,081             8,117             (36)          8,081              --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit, net      18,842            19,559            (171)         19,388             546
Customer receivables                                     1,547             1,547              --           1,547              --
Due from customers on acceptances                          633               633              --             633              --
Accounts receivable and accrued interest                 4,785             4,785              --           4,785              --
Other financial assets                                   2,696             2,737               1           2,738              42
Financial Liabilities, Including Hedges
Noninterest-bearing deposits                             4,728             4,728              --           4,728              --
Interest-bearing deposits                               38,102            38,264             (62)         38,202             100
Trading liabilities (see Notes 2 and 23)                27,246            27,246              --          27,246              --
Securities loaned and securities sold
  under repurchase agreements                           17,896            17,904              --          17,904               8
Other short-term borrowings                             19,577            19,591               8          19,599              22
Acceptances outstanding                                    633               633              --             633              --
Other financial liabilities                              8,634             8,621              --           8,621             (13)
Long-term debt*                                         16,059            16,433            (381)         16,052              (7)
Net investments in foreign subsidiaries                     --                --              (6)             (6)             (6)
====================================================================================================================================

*     Includes trust preferred capital securities.

      A discussion of the nature, objectives and strategies for using end-user derivatives can be found in Note 23.


                               Bankers Trust Corporation and its Subsidiaries 75

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

-----------------------------------------------------------------------------------------------------------------------------

                                      Securities                                             Interest-             Other
                                       available                               Other           bearing        short-term
(in millions) December 31, 1998         for sale             Loans            assets          deposits        borrowings
-----------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps (3)
  Pay Variable
    Unrealized Gain                      $    64           $     8           $    --           $   149           $    17
    Unrealized (Loss)                         (3)               (7)               --               (13)              (14)
-----------------------------------------------------------------------------------------------------------------------------
Pay Variable Net                              61                 1                --               136                 3
-----------------------------------------------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                            6                --                --                 3                --
    Unrealized (Loss)                       (129)              (76)              (13)              (70)              (16)
-----------------------------------------------------------------------------------------------------------------------------
Pay Fixed Net                               (123)              (76)              (13)              (67)              (16)
-----------------------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                       70                 8                --               152                17
-----------------------------------------------------------------------------------------------------------------------------
  Total Unrealized (Loss)                   (132)              (83)              (13)              (83)              (30)
-----------------------------------------------------------------------------------------------------------------------------
Total Net                                $   (62)          $   (75)          $   (13)          $    69           $   (13)
=============================================================================================================================
Forward Rate Agreements
  Unrealized Gain                        $    --           $    --           $    --           $    --           $    --
  Unrealized (Loss)                           --                --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
  Net                                    $    --           $    --           $    --           $    --           $    --
=============================================================================================================================
Currency Swaps and Forwards
  Unrealized Gain                        $     6           $    --           $    --           $     5           $     1
  Unrealized (Loss)                           (7)               (3)               (1)               (4)               (1)
-----------------------------------------------------------------------------------------------------------------------------
  Net                                    $    (1)          $    (3)          $    (1)          $     1           $    --
=============================================================================================================================
Other Contracts
  Unrealized Gain                        $    --           $    --           $    --           $    --           $    --
  Unrealized (Loss)                           (3)               --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------
  Net                                    $    (3)          $    --           $    --           $    --           $    --
=============================================================================================================================
Total Unrealized Gain                    $    76           $     8           $    --           $   157           $    18
Total Unrealized (Loss)                     (142)              (86)              (14)              (87)              (31)
-----------------------------------------------------------------------------------------------------------------------------
Total Net                                $   (66)          $   (78)          $   (14)          $    70           $   (13)
=============================================================================================================================

(in millions) December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps
  Pay Variable
    Unrealized Gain                      $     3           $     8           $    --           $    61           $    20
    Unrealized (Loss)                         --                (3)               --               (13)              (27)
-----------------------------------------------------------------------------------------------------------------------------
Pay Variable Net                               3                 5                --                48                (7)
-----------------------------------------------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                            2                 1                --                32                11
    Unrealized (Loss)                        (51)             (184)               --               (42)              (30)
-----------------------------------------------------------------------------------------------------------------------------
Pay Fixed Net                                (49)             (183)               --               (10)              (19)
-----------------------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                        5                 9                --                93                31
-----------------------------------------------------------------------------------------------------------------------------
  Total Unrealized (Loss)                    (51)             (187)               --               (55)              (57)
-----------------------------------------------------------------------------------------------------------------------------
Total Net                                $   (46)          $  (178)          $    --           $    38           $   (26)
=============================================================================================================================
Forward Rate Agreements
  Unrealized Gain                        $    --           $    --           $    --           $    --           $    --
  Unrealized (Loss)                           --                --                --                (1)               --
-----------------------------------------------------------------------------------------------------------------------------
  Net                                    $    --           $    --           $    --           $    (1)          $    --
=============================================================================================================================
Currency Swaps and Forwards
  Unrealized Gain                        $    14           $     6           $     2           $    25           $    34
  Unrealized (Loss)                           --                --                --                --               (16)
-----------------------------------------------------------------------------------------------------------------------------
  Net                                    $    14           $     6           $     2           $    25           $    18
=============================================================================================================================
Other Contracts (2)
  Unrealized Gain                        $    --           $     1           $    --           $    --           $    --
  Unrealized (Loss)                           (4)               --                (1)               --                --
-----------------------------------------------------------------------------------------------------------------------------
  Net                                    $    (4)          $     1           $    (1)          $    --           $    --
=============================================================================================================================
Total Unrealized Gain                    $    19           $    16           $     2           $   118           $    65
Total Unrealized (Loss)                      (55)             (187)               (1)              (56)              (73)
-----------------------------------------------------------------------------------------------------------------------------
Total Net                                $   (36)          $  (171)          $     1           $    62           $    (8)
=============================================================================================================================

-------------------------------------------------------------------------------------
                                                                Net
                                                        investments
                                             Long-       in foreign
(in millions) December 31, 1998         term debt(1)   subsidiaries             Total
-------------------------------------------------------------------------------------
Interest Rate Swaps (3)
  Pay Variable
    Unrealized Gain                       $   471           $    --           $   709
    Unrealized (Loss)                         (55)               --               (92)
-------------------------------------------------------------------------------------
Pay Variable Net                              416                --               617
-------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                             7                --                16
    Unrealized (Loss)                         (30)               --              (334)
-------------------------------------------------------------------------------------
Pay Fixed Net                                 (23)               --              (318)
-------------------------------------------------------------------------------------
  Total Unrealized Gain                       478                --               725
-------------------------------------------------------------------------------------
  Total Unrealized (Loss)                     (85)               --              (426)
-------------------------------------------------------------------------------------
Total Net                                 $   393           $    --           $   299
=====================================================================================
Forward Rate Agreements
  Unrealized Gain                         $    --           $    --           $    --
  Unrealized (Loss)                            --                --                --
-------------------------------------------------------------------------------------
  Net                                     $    --           $    --           $    --
=====================================================================================
Currency Swaps and Forwards
  Unrealized Gain                         $    76           $    19           $   107
  Unrealized (Loss)                           (89)              (34)             (139)
-------------------------------------------------------------------------------------
  Net                                     $   (13)          $   (15)          $   (32)
=====================================================================================
Other Contracts
  Unrealized Gain                         $    --           $    --           $    --
  Unrealized (Loss)                            --                --                (3)
-------------------------------------------------------------------------------------
  Net                                     $    --           $    --           $    (3)
=====================================================================================
Total Unrealized Gain                     $   554           $    19           $   832
Total Unrealized (Loss)                      (174)              (34)             (568)
-------------------------------------------------------------------------------------
Total Net                                 $   380           $   (15)          $   264
=====================================================================================

(in millions) December 31, 1997
-------------------------------------------------------------------------------------
Interest Rate Swaps
  Pay Variable
    Unrealized Gain                       $   524           $    --           $   616
    Unrealized (Loss)                         (94)               --              (137)
-------------------------------------------------------------------------------------
Pay Variable Net                              430                --               479
-------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                             3                --                49
    Unrealized (Loss)                         (25)               --              (332)
-------------------------------------------------------------------------------------
Pay Fixed Net                                 (22)               --              (283)
-------------------------------------------------------------------------------------
  Total Unrealized Gain                       527                --               665
-------------------------------------------------------------------------------------
  Total Unrealized (Loss)                    (119)               --              (469)
-------------------------------------------------------------------------------------
Total Net                                 $   408           $    --           $   196
=====================================================================================
Forward Rate Agreements
  Unrealized Gain                         $    --           $    --           $    --
  Unrealized (Loss)                            --                --                (1)
-------------------------------------------------------------------------------------
  Net                                     $    --           $    --           $    (1)
=====================================================================================
Currency Swaps and Forwards
  Unrealized Gain                         $    36           $    40           $   157
  Unrealized (Loss)                           (63)              (46)             (125)
-------------------------------------------------------------------------------------
  Net                                     $   (27)          $    (6)          $    32
=====================================================================================
Other Contracts (2)
  Unrealized Gain                         $    --           $    --           $     1
  Unrealized (Loss)                            --                --                (5)
-------------------------------------------------------------------------------------
  Net                                     $    --           $    --           $    (4)
=====================================================================================
Total Unrealized Gain                     $   563           $    40           $   823
Total Unrealized (Loss)                      (182)              (46)             (600)
-------------------------------------------------------------------------------------
Total Net                                 $   381           $    (6)          $   223
=====================================================================================

(1)   Includes trust preferred capital securities.

(2)   Other contracts are principally equity swaps and collars.

(3)   Includes swaps with embedded options to cancel.


76 Bankers Trust Corporation and its Subsidiaries

      The unrealized gains and losses on these hedges were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions.

      The remaining maturities of the notional amounts of end-user derivatives at December 31, 1998 and December 31, 1997 were as follows:

December 31, 1998                     Interest           Foreign                               Total
(in millions)                             Rate          Currency            Equity          Notional
Notional Amount Maturing In:              Risk              Risk*             Risk            Amount
----------------------------------------------------------------------------------------------------
1999                                  $ 64,930          $  4,579               $--          $ 69,509
2000-2001                               13,078             4,213                --            17,291
2002-2003                                6,588               384                --             6,972
2004 and thereafter                     10,191               312                --            10,503
----------------------------------------------------------------------------------------------------
Total                                 $ 94,787          $  9,488               $--          $104,275
====================================================================================================

December 31, 1997                     Interest           Foreign                               Total
(in millions)                             Rate          Currency            Equity          Notional
Notional Amount Maturing In:              Risk              Risk*             Risk            Amount
----------------------------------------------------------------------------------------------------
1998                                  $ 84,500          $  3,843          $     12          $ 88,355
1999-2000                               14,367             1,849                --            16,216
2001-2002                                4,727               453                --             5,180
2003 and thereafter                      7,836               346                --             8,182
----------------------------------------------------------------------------------------------------
Total                                 $111,430          $  6,491          $     12          $117,933
====================================================================================================

* Currency swaps and currency forwards are primarily based upon Australian dollar/U.S. dollar and Japanese yen/U.S. dollar contracts.

      For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at December 31, 1998 and December 31, 1997 were as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                  Paying Variable                            Paying Fixed
December 31, 1998                                 ---------------                            ------------
($ in millions)                      Notional        Receive         Pay          Notional        Receive        Pay          Total
Notional Amount Maturing In:           Amount           Rate        Rate            Amount           Rate       Rate       Notional
-----------------------------------------------------------------------------------------------------------------------------------
1999                               $   55,494           5.37%       5.18%       $    8,704           5.34%      5.54%    $   64,198
2000-2001                               9,802           5.63        5.32             3,266           4.94       6.49         13,068
2002-2003                               5,601           5.48        4.51               983           4.15       5.04          6,584
2004 and thereafter                     8,071           6.49        4.90             2,120           5.28       6.34         10,191
-----------------------------------------------------------------------------------------------------------------------------------
Total                              $   78,968                                   $   15,073                               $   94,041
===================================================================================================================================

    All rates were those in effect at December 31, 1998. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

-----------------------------------------------------------------------------------------------------------------------------------
                                                  Paying Variable                          Paying Fixed
December 31, 1997                                 ---------------                          ------------
($ in millions)                      Notional        Receive         Pay          Notional        Receive        Pay          Total
Notional Amount Maturing In:           Amount           Rate        Rate            Amount           Rate       Rate       Notional
-----------------------------------------------------------------------------------------------------------------------------------
1998                               $   74,471           5.79%       5.84%       $    6,799           5.83%      6.00%    $   81,270
1999-2000                              11,222           5.97        5.72             3,006           5.04       5.62         14,228
2001-2002                               3,282           6.56        5.75             1,437           5.32       9.66          4,719
2003 and thereafter                     6,730           6.89        5.43             1,106           5.75       7.26          7,836
-----------------------------------------------------------------------------------------------------------------------------------
Total                              $   95,705                                   $   12,348                               $  108,053
===================================================================================================================================

    All rates were those in effect at December 31, 1997. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.


                               Bankers Trust Corporation and its Subsidiaries 77

      The effect of these end-user derivatives was a net increase in revenue of $175 million for the year ended December 31, 1998 and a net increase in revenue of $180 million for the year ended December 31, 1997.

      The Corporation has reviewed its other categories of off-balance sheet instruments (forward-dated assets and liabilities, securities lending indemnifications and securities borrowed) accounted for at cost and has determined that, in the case of each such category, the unrealized gain or loss on such instruments at both December 31, 1998 and 1997 was not material.

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

      Other financial liabilities consisted primarily of accounts payable and accrued expenses at both December 31, 1998 and 1997.

      The fair value of long-term debt was estimated by using market quotes as well as discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.


78 Bankers Trust Corporation and its Subsidiaries

Note 26--Condensed Parent Company Financial Statements

Condensed Statement of Income
(in millions) Year Ended December 31,                1998       1997       1996
-------------------------------------------------------------------------------
Revenue
Dividends
  Banks                                           $   502    $    93    $    48
  Nonbanks                                            537        404        196
Interest from subsidiaries                            816        615        503
Other interest                                        314        275        157
Trading                                              (535)      (103)        --
Securities available for sale gains (losses)           39         45         (7)
Other                                                  40         80         18
-------------------------------------------------------------------------------
Total revenue                                       1,713      1,409        915
-------------------------------------------------------------------------------
Expenses
Interest to subsidiaries                              362        217        109
Other interest                                      1,017        834        643
Other                                                 175        216         33
-------------------------------------------------------------------------------
Total expenses                                      1,554      1,267        785
-------------------------------------------------------------------------------
Income before income taxes and
  equity in undistributed income
  of subsidiaries and affiliates                      159        142        130
Income taxes (benefit)                               (465)      (222)       (99)
Income before equity in undistributed
  income of subsidiaries and affiliates               624        364        229
Equity in undistributed (loss) income
  of subsidiaries and affiliates                     (697)       502        537
-------------------------------------------------------------------------------
Net Income (Loss)                                 $   (73)   $   866    $   766
===============================================================================

Condensed Balance Sheet
(in millions) December 31,                                      1998        1997
--------------------------------------------------------------------------------
Assets
Cash and due from banks                                      $    29     $    97
Interest-bearing deposits with bank subsidiaries               3,237       2,204
Securities purchased under resale agreements
  with nonbank subsidiary                                          2         492
Trading assets                                                   957       5,773
Securities available for sale                                  2,180       1,766
Loans                                                             76         172
Investments in subsidiaries and affiliates
  Banks                                                        6,501       5,804
  Nonbanks                                                     1,848       2,032
Receivables from subsidiaries and affiliates

  Banks                                                        1,520       1,811
  Nonbanks                                                    10,191       8,535
Accounts receivable and accrued interest                         308         461
Other assets                                                     594         440
--------------------------------------------------------------------------------
Total assets                                                 $27,443     $29,587
================================================================================
Liabilities and Stockholders' Equity
Trading liabilities                                          $    72     $   312
Commercial paper                                               3,411       6,641
Other short-term borrowings                                    5,057       3,436
Payables to subsidiaries and affiliates
  Banks                                                          326         727
  Nonbanks                                                     5,505       5,722
Other liabilities                                                461         443
Long-term debt                                                 7,915       6,598
--------------------------------------------------------------------------------
Total liabilities                                             22,747      23,879
--------------------------------------------------------------------------------
Total stockholders' equity                                     4,696       5,708
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                   $27,443     $29,587
================================================================================

Condensed Statement of Cash Flows

(in millions) Year Ended December 31,                   1998       1997       1996
----------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                    $   (73)   $   866    $   766
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Equity in undistributed loss
      (income) of subsidiaries and affiliates            697       (502)      (537)
    Deferred income taxes                               (165)       (82)       (29)
    Net change in trading assets                       4,816     (2,964)    (1,334)
    Net change in trading liabilities                   (240)      (166)       130
    Securities available for sale
      (gains) losses                                     (39)       (45)         7
    Other, net                                           (29)      (632)      (323)
----------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                 4,967     (3,525)    (1,320)
----------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in:
  Interest-bearing deposits with
    bank subsidiaries                                 (1,033)     1,093       (757)
  Securities purchased under resale agreements
    with nonbank subsidiary                             (475)      (209)    (1,512)
  Securities purchased under resale agreements
    with third party                                      --         --         48
  Short-term notes receivable from
    subsidiaries and affiliates                        2,304     (1,255)     2,557
Securities available for sale:
  Purchases                                           (5,627)      (650)      (746)
  Maturities and other redemptions                       268        345        229
  Sales                                                4,924        158        260
Increases in long-term notes receivable
  from subsidiaries                                   (9,843)    (2,301)    (2,015)
Decreases in long-term notes receivable
  from subsidiaries                                    7,607      1,037        871
Capital contributed to subsidiaries and affiliates    (1,158)      (688)      (867)
Return of capital from subsidiaries and affiliates        25        300        700
Other, net                                                90         75       (223)
----------------------------------------------------------------------------------
Net cash used in investing activities                 (2,918)    (2,095)    (1,455)
----------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net change in:
  Commercial paper and other
    short-term borrowings                             (1,609)     2,449      1,363
  Short-term notes payable to subsidiaries              (618)     2,326        878
Issuance of long-term notes payable
  to subsidiaries                                         (1)       770        512
Issuance of long-term debt                             2,078      2,387      1,680
Repayments of long-term debt                            (792)      (913)      (864)
Redemption/repurchase of preferred stock                (264)      (152)       (49)
Purchases of treasury stock                             (618)    (1,038)      (608)
Cash dividends paid                                     (421)      (384)      (378)
Other, net                                               128        248        257
----------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                                (2,117)     5,693      2,791
----------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and
  Due From Banks                                         (68)        73         16
Cash and due from banks, beginning of year                97         24          8
----------------------------------------------------------------------------------
Cash and due from banks, end of year                 $    29    $    97    $    24
==================================================================================
Interest paid                                        $ 1,388    $ 1,007    $   737
==================================================================================
Income taxes paid                                    $    81    $   131    $    19
==================================================================================
Noncash financing activity:
  Conversion of debt to equity                       $    15    $    63    $     3
==================================================================================
Noncash investing activity:
  Treasury stock associated with acquisition         $    --    $    --    $   203
==================================================================================


                               Bankers Trust Corporation and its Subsidiaries 79

Note 27--Bankers Trust Company Consolidated Summarized Financial Information

Consolidated Statement of Income
(in millions) Year Ended December 31,                 1998       1997      1996
-------------------------------------------------------------------------------
Net Interest Revenue
Interest revenue                                   $ 5,727    $ 5,287   $ 4,124
Interest expense                                     4,371      4,070     3,346
-------------------------------------------------------------------------------
Net Interest Revenue                                 1,356      1,217       778
Provision for credit losses--loans                      40         --        (9)
-------------------------------------------------------------------------------
Net Interest Revenue After Provision
  For Credit Losses--Loans                           1,316      1,217       787
-------------------------------------------------------------------------------
Noninterest Revenue
Trading                                                 --        584       670
Fiduciary and funds management                         919        886       720
Corporate finance fees                                 473        354       285
Other fees and commissions                             480        299       277
Securities available for sale gains (losses)          (141)        28        23
Other                                                  427        415       295
-------------------------------------------------------------------------------
Total noninterest revenue                            2,158      2,566     2,270
-------------------------------------------------------------------------------
Noninterest Expenses
Salaries and commissions                               947        812       729
Incentive compensation and
  employee benefits                                    950      1,004       716
Agency and other professional service fees             549        357       269
Communication and data services                        164        153       167
Occupancy, net                                         183        149       142
Furniture and equipment                                213        185       155
Travel and entertainment                               112         94        75
Other                                                  393        396       345
Restructuring charges                                   --          4        --
-------------------------------------------------------------------------------
Total noninterest expenses                           3,511      3,154     2,598
-------------------------------------------------------------------------------
Income (loss) before income taxes                      (37)       629       459
Income taxes                                            41        182       115
-------------------------------------------------------------------------------
Net Income (Loss)                                  $   (78)   $   447   $   344
===============================================================================

      In the normal course of business, BTCo enters into various transactions with the Parent Company and the Parent Company's other subsidiaries. Included in the above financial statements were the following transactions and balances with such affiliates.

(in millions) Year Ended December 31,               1998        1997        1996
--------------------------------------------------------------------------------
Interest revenue                                 $   824     $   349     $   174
Interest expense                                     346         239         249
Noninterest revenue                                  343         326         112
Noninterest expenses                                 321         285         228

(in millions) December 31,                                      1998        1997
--------------------------------------------------------------------------------
Interest-earning assets                                      $11,370     $11,331
Noninterest-earning assets                                       706         841
Interest-bearing liabilities                                   7,286       5,652
Noninterest-bearing liabilities                                1,602         973

Consolidated Balance Sheet
($ in millions, except par values) December 31,               1998         1997
-------------------------------------------------------------------------------
Assets
Cash and due from banks                                  $   2,772    $   2,121
Interest-bearing deposits with banks                         2,423        4,416
Federal funds sold                                           2,484        1,897
Securities purchased under resale agreements                11,374       17,836
Securities borrowed                                          8,994        9,193
Trading assets                                              39,982       45,488
Securities available for sale                                8,564        4,154
Loans, net of allowance for credit losses of $620
   at December 31, 1998 and $659 at December 31, 1997       21,262       17,033
Due from customers on acceptances                              232          633
Accounts receivable and accrued interest                     2,648        3,709
Other assets                                                 3,823        3,559
-------------------------------------------------------------------------------
Total assets                                             $ 104,558    $ 110,039
===============================================================================
Liabilities
Noninterest-bearing deposits
  Domestic offices                                       $   3,124    $   2,856
  Foreign offices                                            1,781        2,122
Interest-bearing deposits
  Domestic offices                                          17,285       21,752
  Foreign offices                                           18,386       18,407
-------------------------------------------------------------------------------
      Total deposits                                        40,576       45,137
Trading liabilities                                         26,175       24,967
Securities loaned and securities sold under
  repurchase agreements                                      9,667       10,755
Other short-term borrowings                                  7,867        8,610
Acceptances outstanding                                        232          633
Accounts payable and accrued expenses                        2,862        3,411
Other liabilities, including allowance for credit
  losses of $18 at December 31, 1998 and $3
  at December 31, 1997                                       2,616        2,308
Long-term debt not included in risk-based capital            6,594        6,753
Long-term debt included in risk-based capital                  846        1,228
Mandatorily redeemable capital securities of subsidiary
  trust holding solely junior subordinated deferrable
  interest debentures included in risk-based capital           244          243
-------------------------------------------------------------------------------
Total liabilities                                           97,679      104,045
-------------------------------------------------------------------------------
Stockholders' Equity
Floating rate non-cumulative preferred stock--
  Series A, $1 million par value
  Authorized, issued and outstanding:
    1998, 1,500 shares; 1997, 1,000 shares                   1,500        1,000
Common stock, $10 par value
  Authorized, issued and outstanding:
    1998, 212,730,867 shares; 1997, 135,166,667 shares       2,127        1,351
Capital surplus                                                541          540
Retained earnings                                            3,136        3,528
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities available
    for sale, net of taxes                                     (36)         (46)
  Foreign currency translation, net of taxes                  (389)        (379)
-------------------------------------------------------------------------------
Total stockholders' equity                                   6,879        5,994
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $ 104,558    $ 110,039
===============================================================================

      See Note 8 for details of BTCo's long-term debt issued to nonaffiliates.


80 Bankers Trust Corporation and its Subsidiaries

Note 28--Litigation and Subsequent Events

On March 11, 1999, BTCo announced that it had reached an agreement (the "Agreement") with the United States Attorney's Office in the Southern District of New York to resolve an investigation concerning inappropriate transfers of unclaimed funds and related record keeping problems that occurred between 1994 and early 1996 in businesses of BTCo. Pursuant to the Agreement with the U.S. Attorney's Office, BTCo pleaded guilty to misstating entries in the bank's books and records, constituting a criminal violation of Title 18, United States Code,
Section 1005, and will pay a $60 million fine to federal authorities. Separately, BTCo will pay $3.5 million to the State of New York pursuant to an agreement with the New York State Banking Department. These amounts have been reflected in the 1998 Consolidated Statement of Income of the Corporation. Although the Agreement concludes the United States Attorney's Office's investigation of BTCo, BTCo continues to cooperate with and provide information to the United States Attorney's Office and other regulatory agencies and authorities, including the Securities and Exchange Commission ("Commission"), regarding this matter. As a consequence of its guilty plea, BTCo and/or certain affiliates are seeking exemptions from regulatory agencies and authorities, including the Commission and the Department of Labor, to continue providing certain services to its clients. Although no assurance can be given that such exemptions will be granted, the Corporation does not expect further consequences of the Agreement to be materially adverse to the consolidated financial statements of the Corporation.

      In addition, on March 10, 1999, unrelated to the above, the Corporation paid $5.6 million in connection with an arbitration award. Such amount has been reflected in the 1998 Consolidated Statement of Income.

      In addition to the matters described above, various legal actions and proceedings involving the Parent Company and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.


                               Bankers Trust Corporation and its Subsidiaries 81

          MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Bankers Trust Corporation and its subsidiaries (the "Corporation") is responsible for preparing the accompanying financial statements. The financial statements were prepared in accordance with generally accepted accounting principles and prevailing industry practices, as applicable to the Corporation. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the financial statements.

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

      The Corporation's annual financial statements for 1998 have been audited by KPMG LLP, independent auditors, whose appointment by the Board of Directors was approved by the stockholders. Management has made available to KPMG LLP all the Corporation's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all its representations to KPMG LLP are valid and appropriate. In addition, KPMG LLP, in determining the nature and extent of their auditing procedures, evaluated the Corporation's accounting procedures and policies and the effectiveness of the related internal control structure.

      Management believes that, as of December 31, 1998, the Corporation's internal control structure was adequate to accomplish the objectives discussed herein.


/s/ Frank N. Newman

Frank N. Newman
Chairman of the Board,
Chief Executive Officer and President


/s/ Richard H. Daniel

Richard H. Daniel
Vice Chairman and
Chief Financial Officer

March 19, 1999


82 Bankers Trust Corporation and its Subsidiaries

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Bankers Trust Corporation

We have audited the consolidated balance sheet of Bankers Trust Corporation (formerly Bankers Trust New York Corporation) and Subsidiaries (the "Corporation") at December 31, 1998 and December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust Corporation and Subsidiaries at December 31, 1998 and December 31, 1997, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

      We previously audited and reported on the consolidated balance sheet of Alex. Brown Incorporated as of December 31, 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended, prior to their restatement for the 1997 pooling-of-interests with the Corporation, and have issued our report thereon dated January 20, 1997. The contribution of Alex. Brown Incorporated to both combined restated revenues and to combined restated net income represented 20 percent for the year ended December 31, 1996. Separate consolidated financial statements of the Corporation included in the restated financial statements for 1996 were audited and reported on separately by other auditors who have issued their report thereon dated January 23, 1997 except for Note 28, as to which the date is March 6, 1997. We also audited the combination of the consolidated balance sheet of the Corporation as of December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for the year then ended, after restatement for the 1997 pooling-of-interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 1 of the notes to the consolidated financial statements.


/s/ KPMG LLP
KPMG LLP

New York, New York
January 21, 1999 except for Note 28,
as to which the date is March 12, 1999


                               Bankers Trust Corporation and its Subsidiaries 83

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Bankers Trust Corporation

We have audited the consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year ended December 31, 1996 of Bankers Trust Corporation (formerly Bankers Trust New York Corporation) and Subsidiaries (the "Corporation") (not presented herein), prior to their restatement for the 1997 pooling-of-interests with Alex. Brown Incorporated. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Bankers Trust Corporation (formerly Bankers Trust New York Corporation) and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

New York, New York
January 23, 1997
except for Note 28, as to
which the date is March 6, 1997


84 Bankers Trust Corporation and its Subsidiaries

================================================================================
                          SUPPLEMENTARY FINANCIAL DATA
================================================================================

The statistical data on pages 85 through 90 should be read in conjunction with the Financial Review and the financial statements included elsewhere in this Annual Report.

      In the opinion of management, all material adjustments necessary for a fair presentation of the results of operations for the interim periods have been made. All such adjustments were of a normal recurring nature.


Condensed Quarterly Consolidated Statement of Income

(in millions, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                               1998                                        1997(1)
                                             -----------------------------------------    ------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                             Fourth      Third      Second      First     Fourth      Third     Second      First
                                            Quarter    Quarter     Quarter    Quarter    Quarter    Quarter    Quarter(2) Quarter(2)
------------------------------------------------------------------------------------------------------------------------------------
Interest revenue                             $1,716     $2,281      $2,305     $1,989     $2,085     $1,789     $1,731     $1,680
Interest expense                              1,448      1,945       1,939      1,587      1,712      1,474      1,391      1,349
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                            268        336         366        402        373        315        340        331
Provision for credit losses--loans               20         20        --         --         --         --         --         --
------------------------------------------------------------------------------------------------------------------------------------
Net interest revenue after
   provision for credit losses--loans           248        316         366        402        373        315        340        331
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest revenue                     1,189        155       1,182      1,231      1,146      1,455      1,194      1,066
Total noninterest expenses                    1,343      1,178       1,320      1,325      1,233      1,419      1,225      1,104
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                94       (707)        228        308        286        351        309        293
Income taxes (benefit)                           65       (219)         64         86         79        105         96         93
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                            $   29     $ (488)     $  164     $  222     $  207     $  246     $  213     $  200
====================================================================================================================================
Net income (loss) applicable to
    common stock                             $   23     $ (494)     $  155     $  211     $  195     $  235     $  201     $  186
====================================================================================================================================
Earnings (Loss) Per
   Common Share:(3)
    Basic                                    $ 0.24     $(4.98)     $ 1.54     $ 2.08     $ 1.95     $ 2.33     $ 2.00     $ 1.86
    Diluted                                  $ 0.23     $(4.98)     $ 1.46     $ 2.01     $ 1.82     $ 2.19     $ 1.89     $ 1.76
====================================================================================================================================
Cash dividends declared per
    common share                             $ 1.00     $ 1.00      $ 1.00     $ 1.00     $ 1.00     $ 1.00     $ 1.00     $ 1.00
====================================================================================================================================

(1)   Amounts have been restated to conform to the current year's presentation.

(2) Amounts have been restated to reflect the merger with Alex. Brown Incorporated.

(3) Due to changes in the number of average shares outstanding, quarterly earnings per share do not necessarily add to the totals for the years.

Stockholder Data

------------------------------------------------------------------------------------------------------------------------------------
Market price(1)
   High                   $ 87-7/8     $ 123-1/2    $ 136-7/16    $ 124-1/4     $ 131-1/2    $ 133-5/8     $ 91-1/2       $  96-3/8
   Low                      45             53         109-3/8        99-1/4       106           86           74              81-1/4
   End of quarter           85-7/16        59         116-1/16      120-5/16      112-7/16     122-3/8       87-1/8          82
------------------------------------------------------------------------------------------------------------------------------------

(1) Based on the Composite Tape. Market prices at March 1, 1999 for common stock were as follows: High, $87 1/16; Low, $86 3/8; Close, $86 15/16.

Dividends

Cash dividends on common stock were paid quarterly in 1998 on the 25th of January, April, July and October.

Number of Security Holders

At March 1, 1999, the approximate number of holders of record of common stock was 21,607.

Stock Listings

The principal markets on which the common stock is traded are the New York Stock Exchange (Symbol: BT) and the London Stock Exchange.


                              Bankers Trust Corporation and its Subsidiaries  85

Average Balances, Interest and Average Rates

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Corporation. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages.

------------------------------------------------------------------------------------------------------------------------------------
                                                        1998                            1997                        1996
                                           ------------------------------    --------------------------   --------------------------
                                           Average               Average     Average           Average    Average           Average
($ in millions)                            Balance   Interest       Rate     Balance Interest     Rate    Balance Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks
 (primarily in foreign offices)            $ 3,316     $  310       9.35%    $ 4,662   $  395     8.47%   $ 2,786   $  214     7.68%
Federal funds sold
 (in domestic offices)                       3,865        211       5.46%      4,758      266     5.59%     2,179      119     5.46%
Securities purchased under resale
 agreements
  In domestic offices                       15,254      1,200       7.87%     14,076      847     6.02%    14,368      799     5.56%
  In foreign offices                         8,175        435       5.32%      9,158      505     5.51%     7,444      514     6.90%
-------------------------------------------------------------                ----------------             ----------------
Total securities purchased
 under resale agreements                    23,429      1,635       6.98%     23,234    1,352     5.82%    21,812    1,313     6.02%
Securities borrowed
  In domestic offices                       21,080      1,096       5.20%     13,128      653     4.97%    13,563      678     5.00%
  In foreign offices                         2,640        126       4.77%      1,763       93     5.28%     2,241      147     6.56%
-------------------------------------------------------------                ----------------             ----------------
Total securities borrowed                   23,720      1,222       5.15%     14,891      746     5.01%    15,804      825     5.22%
Trading assets
  In domestic offices (1)                   10,334        973       9.42%      9,578      850     8.87%    14,458    1,165     8.06%
  In foreign offices                        19,685      1,423       7.23%     19,449    1,646     8.46%    16,140    1,251     7.75%
-------------------------------------------------------------                ----------------             ----------------
Total trading assets (1)                    30,019      2,396       7.98%     29,027    2,496     8.60%    30,598    2,416     7.90%
Securities available for sale
  In domestic offices
    Taxable                                  6,090        403       6.62%      2,635      206     7.82%     2,674      195     7.29%
    Exempt from federal
       income taxes (1)                      1,602         56       3.50%      1,076       40     3.72%     1,029       29     2.82%
  In foreign offices
    Taxable                                  4,319        230       5.33%      4,011      230     5.73%     3,151      229     7.27%
    Exempt from federal
       income taxes (1)                         84         10      11.90%         92       10    10.87%       142       16    11.27%
-------------------------------------------------------------                ----------------             ----------------
Total securities available for sale (1)     12,095        699       5.78%      7,814      486     6.22%     6,996      469     6.70%
Loans
  In domestic offices
    Commercial and industrial                5,182        386       7.45%      4,029      312     7.74%     2,894      221     7.64%
    Financial institutions                   1,306         89       6.81%      1,269       92     7.25%       942       64     6.79%
    Secured by real estate                   1,650        132       8.00%      1,561      131     8.39%     1,409       97     6.88%
    Other (1)                                3,651        230       6.30%      2,577      175     6.79%     2,177      124     5.70%
-------------------------------------------------------------                ----------------             ----------------
    Total in domestic offices (1)           11,789        837       7.10%      9,436      710     7.52%     7,422      506     6.82%
  In foreign offices                        10,789        844       7.82%      8,923      695     7.79%     6,253      517     8.27%
-------------------------------------------------------------                ----------------             ----------------
Total loans, excluding fees (1)             22,578      1,681       7.45%     18,359    1,405     7.65%    13,675    1,023     7.48%
  Loan fees                                     --         30                     --       32                  --       24
-------------------------------------------------------------                ----------------             ----------------
Total loans, including fees (1)             22,578      1,711       7.58%     18,359    1,437     7.83%    13,675    1,047     7.66%
-------------------------------------------------------------                ----------------             ----------------
Customer receivables
  In domestic offices                        1,628        138       8.48%      1,589      133     8.37%     1,476      121     8.20%
  In foreign offices                            --         --                                                  --       --       --
-------------------------------------------------------------                ----------------             ----------------
Total customer receivables                   1,628        138       8.48%      1,589      133     8.37%     1,476      121     8.20%
-------------------------------------------------------------                ----------------             ----------------
Total Interest-Earning
  Assets(1)                                120,650     $8,322       6.90%    104,334   $7,311     7.01%    95,326   $6,524     6.84%
                                                       ======                          ======                       ======
Cash and due from banks                      2,448                             1,496                        1,347
Noninterest-earning trading assets          28,233                            21,712                       17,104
Due from customers on acceptances              485                               682                          554
All other assets                            10,741                             9,058                        8,416
Allowance for credit losses--loans            (686)                             (776)                        (986)
--------------------------------------------------                          --------                     --------
Total Assets                              $161,871                          $136,506                     $121,761
==================================================                          ========                     ========
% of assets attributable to foreign offices     46%                               50%                          48%

(1) Interest and average rates are presented on a fully taxable basis. The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments to interest revenue (which recognize the income tax savings on tax-exempt assets) was 41 percent for 1998, 41 percent for 1997 and 42 percent for 1996.


86  Bankers Trust Corporation and its Subsidiaries

------------------------------------------------------------------------------------------------------------------------------------
                                                        1998                            1997                        1996
                                           ------------------------------    --------------------------   --------------------------
                                           Average             Average    Average            Average    Average            Average
($ in millions)                            Balance  Interest      Rate    Balance  Interest     Rate    Balance  Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and
  Stockholders' Equity
Interest-bearing deposits
  In domestic offices
    Time deposits                         $15,203    $   879      5.78%   $12,133   $   679     5.60%   $ 3,088   $   180     5.83%
    Other                                   6,993        304      4.35%     4,707       216     4.59%     3,824       204     5.33%
------------------------------------------------------------              -----------------             -----------------
    Total in domestic offices              22,196      1,183      5.33%    16,840       895     5.31%     6,912       384     5.56%
  In foreign offices
    Deposits from banks in
      foreign countries                     6,430        471      7.33%     7,628       480     6.29%     7,045       401     5.69%
    Other time and savings deposits        10,474        458      4.37%    11,022       611     5.54%     7,802       466     5.97%
    Other                                   1,694         83      4.90%     1,952        90     4.61%     2,039       104     5.10%
------------------------------------------------------------              -----------------             -----------------
    Total in foreign offices               18,598      1,012      5.44%    20,602     1,181     5.73%    16,886       971     5.75%
------------------------------------------------------------              -----------------             -----------------
Total interest-bearing deposits            40,794      2,195      5.38%    37,442     2,076     5.54%    23,798     1,355     5.69%
Trading liabilities
  In domestic offices                       1,957        147      7.51%     1,699       181    10.65%     7,840       595     7.59%
  In foreign offices                        5,762        315      5.47%     3,966       295     7.44%     3,576       267     7.47%
------------------------------------------------------------              -----------------             -----------------
Total trading liabilities                   7,719        462      5.99%     5,665       476     8.40%    11,416       862     7.55%
Securities loaned and securities sold
  under repurchase agreements
  In domestic offices                      19,881      1,458      7.33%    13,679       837     6.12%    19,109     1,049     5.49%
  In foreign offices                        8,851        439      4.96%    10,218       576     5.64%     7,855       549     6.99%
------------------------------------------------------------              -----------------             -----------------
Total securities loaned and securities
 sold under repurchase agreements          28,732      1,897      6.60%    23,897     1,413     5.91%    26,964     1,598     5.93%
Other short-term borrowings
  In domestic offices                      16,488        961      5.83%    14,429       881     6.11%    11,266       633     5.62%
  In foreign offices                        5,109        366      7.16%     5,739       312     5.44%     5,195       367     7.06%
------------------------------------------------------------              -----------------             -----------------
Total other short-term borrowings          21,597      1,327      6.14%    20,168     1,193     5.92%    16,461     1,000     6.07%
Long-term debt
  In domestic offices                      10,056        581      5.78%     7,725       455     5.89%     6,748       411     6.09%
  In foreign offices                        7,284        340      4.67%     3,856       200     5.19%     3,907       222     5.68%
------------------------------------------------------------              -----------------             -----------------
Total long-term debt                       17,340        921      5.31%    11,581       655     5.66%    10,655       633     5.94%
------------------------------------------------------------              -----------------             -----------------
Trust preferred capital securities          1,455        117      8.04%     1,401       113     8.07%        42         3     7.14%
------------------------------------------------------------              -----------------             -----------------
Total Interest-Bearing
  Liabilities                             117,637    $ 6,919      5.88%   100,154   $ 5,926     5.92%    89,336   $ 5,451     6.10%
                                                     =======                        =======                       =======
Noninterest-bearing deposits
  In domestic offices                       2,766                           2,331                         2,661
  In foreign offices                        1,497                             842                           600
-------------------------------------------------                        --------                      --------
Total noninterest-bearing deposits          4,263                           3,173                         3,261
Noninterest-bearing trading liabilities    23,706                          18,199                        15,470
Acceptances outstanding                       471                             682                           555
All other liabilities                      10,183                           8,311                         7,108
Preferred stock of subsidiary                 253                              45                           250
Stockholders' equity
  Preferred stock                             522                             717                           853
  Common stockholders' equity               4,836                           5,225                         4,928
-------------------------------------------------                        --------                      --------
Total Liabilities and
  Stockholders' Equity                   $161,871                        $136,506                      $121,761
=================================================                        ========                      ========
% of liabilities attributable
  to foreign offices                           46%                             49%                           50%
Rate spread                                                       1.02%                         1.09%                          .74%
Net interest margin (net interest
  revenue to total interest-
  earning assets)
 In domestic offices                      $71,763    $   545      0.76%  $ 56,367   $   427      .76%   $57,234   $   597     1.04%
 In foreign offices                        48,887        858      1.76%    47,967       958     2.00%    38,092       476     1.25%
------------------------------------------------------------             ------------------             -----------------
Total                                    $120,650    $ 1,403      1.16%  $104,334   $ 1,385     1.33%   $95,326   $ 1,073     1.13%
============================================================             ==================             =================


                              Bankers Trust Corporation and its Subsidiaries  87

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    1998/97                      1997/96
                                                                           ---------------------------   ---------------------------
                                                                               Increase (decrease)          Increase (decrease)
                                                                                due to change in:            due to change in:
                                                                           ---------------------------   ---------------------------
                                                                           Average  Average             Average   Average
(in millions)                                                              Balance     Rate     Total   Balance      Rate     Total
------------------------------------------------------------------------------------------------------------------------------------
Consolidated
Interest Revenue
Interest-bearing deposits with banks                                       $ (123)   $   38    $  (85)   $  157    $   24    $  181
Federal funds sold                                                            (49)       (6)      (55)      144         3       147
Securities purchased under resale agreements                                   11       272       283        84       (45)       39
Securities borrowed                                                           454        22       476       (47)      (32)      (79)
Trading assets                                                                 83      (183)     (100)     (128)      208        80
Securities available for sale                                                 250       (37)      213        52       (35)       17
Loans                                                                         321       (47)      274       366        24       390
Customer receivables                                                            3         2         5         9         3        12
------------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                        950        61    $1,011       637       150       787
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                                                     182       (63)      119       757       (36)      721
Trading liabilities                                                           145      (159)      (14)     (474)       88      (386)
Securities loaned and securities sold under repurchase agreements             307       177       484      (181)       (4)     (185)
Other short-term borrowings                                                    87        47       134       220       (27)      193
Long-term debt                                                                308       (42)      266        53       (31)       22
Trust preferred capital securities                                              4        --         4       110        --       110
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                      1,033       (40)      993       485       (10)      475
------------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                         $  (83)   $  101    $   18    $  152    $  160    $  312
====================================================================================================================================
Domestic Offices
Interest Revenue
Interest-bearing deposits with banks                                       $   15    $  (21)   $   (6)   $   15    $    1    $   16
Federal funds sold                                                            (49)       (6)      (55)      144         3       147
Securities purchased under resale agreements                                   76       277       353       (17)       65        48
Securities borrowed                                                           412        31       443       (22)       (3)      (25)
Trading assets                                                                 69        54       123      (424)      109      (315)
Securities available for sale                                                 240       (27)      213        --        22        22
Loans                                                                         174       (47)      127       153        55       208
Customer receivables                                                            3         2         5         9         3        12
------------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                        940       263     1,203      (142)      255       113
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                                                     285         3       288       528       (17)      511
Trading liabilities                                                            25       (59)      (34)     (590)      176      (414)
Securities loaned and securities sold under repurchase agreements             432       189       621      (322)      110      (212)
Other short-term borrowings                                                   121       (41)       80       189        59       248
Long-term debt                                                                135        (9)      126        58       (14)       44
Trust preferred capital securities                                              4        --         4       110        --       110
Funds provided to foreign offices                                            (297)      (47)     (344)     (139)     (352)     (491)
Funds provided by foreign offices                                             475       150       625        57       322       379
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                      1,180       186     1,366      (109)      284       175
------------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                         $ (240)   $   77    $ (163)   $  (33)   $  (29)   $  (62)
====================================================================================================================================
Foreign Offices
Interest Revenue
Interest-bearing deposits with banks                                       $ (111)   $   32    $  (79)   $  136    $   29    $  165
Securities purchased under resale agreements                                  (53)      (17)      (70)      106      (115)       (9)
Securities borrowed                                                            43       (10)       33       (28)      (26)      (54)
Trading assets                                                                 20      (243)     (223)      273       122       395
Securities available for sale                                                  17       (17)       --        53       (58)       (5)
Loans                                                                         147        --       147       211       (29)      182
------------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                         63      (255)     (192)      751       (77)      674
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                                                    (111)      (58)     (169)      213        (3)      210
Trading liabilities                                                           111       (91)       20        29        (1)       28
Securities loaned and securities sold under repurchase agreements             (72)      (65)     (137)      146      (119)       27
Other short-term borrowings                                                   (37)       91        54        36       (91)      (55)
Long-term debt                                                                162       (22)      140        (3)      (19)      (22)
Funds provided by domestic offices                                            297        47       344       139       352       491
Funds provided to domestic offices                                           (475)     (150)     (625)      (57)     (322)     (379)
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                       (125)     (248)     (373)      503      (203)      300
------------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                         $  188    $   (7)   $  181    $  248    $  126    $  374
====================================================================================================================================


88  Bankers Trust Corporation and its Subsidiaries

Interest Rate Sensitivity

Interest rate sensitivity data for the Corporation at December 31, 1998 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                       By Repricing Interval
                                                  -----------------------------------------------------------
                                                             After three    After six        After                  Non-
                                                    Within        months       months     one year      After  interest-
                                                     three    but within   but within   but within       five    bearing
(in millions) December 31, 1998                     months    six months     one year   five years      years      funds       Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks              $  2,338      $     18     $     16     $     --   $     10   $     --    $  2,382
Federal funds sold                                   2,484            --           --           --         --         --       2,484
Securities purchased under resale agreements        12,220         1,862        2,971           --         --         --      17,053
Securities borrowed                                 14,709            --           --           --         --         --      14,709
Trading assets                                      21,295            --           --           --         --     24,875      46,170
Securities available for sale                          938           366          389        4,056      6,999         --      12,748
Customer receivables                                 1,524            --           --           --         --         --       1,524
Gross loans                                         17,400         2,907          508        1,782        688         --      23,285
Noninterest-earning assets
  and allowance for credit losses                       --            --           --           --         --     12,760      12,760
------------------------------------------------------------------------------------------------------------------------------------
Total                                               72,908         5,153        3,884        5,838      7,697     37,635     133,115
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-bearing deposits                           22,450         3,963        3,703          497      2,248         --      32,861
Trading liabilities                                  4,936            --           --           --         --     22,317      27,253
Securities loaned and securities sold under
  repurchase agreements                             16,922           498           --           --         --         --      17,420
Other short-term borrowings                         13,607         1,901          805           --         --         --      16,313
Long-term debt                                       8,264         1,350        1,430        3,190      3,769         --      18,003
Mandatorily redeemable capital securities of
  subsidiary trusts holding solely junior
  subordinated deferrable interest debentures           --            --           --           --      1,420         --       1,420
Preferred stock                                        160            --          109          125         --         --         394
Noninterest-bearing liabilities, including
  allowance for credit losses, and common
  stockholders' equity                                  --            --           --           --         --     19,451      19,451
------------------------------------------------------------------------------------------------------------------------------------
Total                                               66,339         7,712        6,047        3,812      7,437     41,768     133,115
------------------------------------------------------------------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments    (14,414)        3,564        5,486     $  4,255      1,109         --          --
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap                     $ (7,845)     $  1,005     $  3,323     $  6,281   $  1,369   $ (4,133)   $     --
====================================================================================================================================
Cumulative Interest Rate Sensitivity Gap          $ (7,845)     $ (6,840)    $ (3,517)    $  2,764   $  4,133   $     --    $     --
====================================================================================================================================


                              Bankers Trust Corporation and its Subsidiaries  89

Deposits

The Corporation's certificates of deposit and other time deposits issued by domestic and foreign offices in amounts of $100,000 or more, together with their remaining maturities, and other interest-bearing deposits at December 31, 1998 were as follows:

-------------------------------------------------------------------------------------------------------------------------
(in millions)                                                          Domestic              Foreign                Total
-------------------------------------------------------------------------------------------------------------------------
Certificates of deposit of $100,000 or more
  3 months or less                                                     $  2,919             $  3,643             $  6,562
  Over 3 through 6 months                                                 2,971                1,472                4,443
  Over 6 through 12 months                                                1,754                1,436                3,190
  Over 12 months                                                            560                   --                  560
-------------------------------------------------------------------------------------------------------------------------
Total                                                                     8,204                6,551               14,755
-------------------------------------------------------------------------------------------------------------------------
Other time deposits of $100,000 or more
  3 months or less                                                          206                4,971                5,177
  Over 3 through 6 months                                                    31                  485                  516
  Over 6 through 12 months                                                    2                  612                  614
  Over 12 months                                                            117                   62                  179
-------------------------------------------------------------------------------------------------------------------------
Total                                                                       356                6,130                6,486
-------------------------------------------------------------------------------------------------------------------------
Other                                                                     9,699                1,921               11,620
-------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                                        $ 18,259             $ 14,602             $ 32,861
=========================================================================================================================

Deposits by foreign depositors in domestic offices amounted to $1.4 billion, $1.0 billion and $1.2 billion at December 31, 1998, 1997 and 1996, respectively.


90  Bankers Trust Corporation and its Subsidiaries

================================================================================
                            DESCRIPTION OF BUSINESS
================================================================================

Bankers Trust Corporation

Bankers Trust Corporation is a registered bank holding company which was incorporated in 1965. The Parent Company, which accounted for 3 percent of consolidated assets at December 31, 1998, supplies Bankers Trust Company ("BTCo"), BT Alex. Brown Incorporated ("BT Alex. Brown"), and its other subsidiaries with various advisory services and coordinates their general policies and activities.

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

Business Segments

Management reports the results of operations of the Corporation principally through six broad business segments. Four business segments are organized around specific products and services: Investment Banking, Trading & Sales, Private Client Services Group and Global Institutional Services. Two additional business segments, Australia/New Zealand/International Funds Management and Emerging Markets Group, are organized to deliver these same types of financial products and services with the local expertise necessary to operate in these markets. Other business segments include the income and expenses of smaller businesses that are not included in the main business segments. See Note 21 of Notes to Financial Statements for a description of these Business Segments.

Insurance Activities

The Corporation has a 50 percent interest in a Chilean company known as Consorcio. Consorcio underwrites pension-related life and disability insurance, and sells pension-related life annuities.

Bankers Trust Company

The Parent Company's principal banking subsidiary is Bankers Trust Company, which, along with its subsidiaries accounted for 69 percent of the Corporation's consolidated assets at December 31, 1998. BTCo, founded in 1903, is among the largest commercial banks in New York City and the United States, based on total assets. BTCo originates loans and other forms of credit, accepts deposits, arranges financings and provides numerous other commercial banking and financial services. BTCo provides a broad range of financial advisory services to its clients. It also engages in the trading of currencies, securities, derivatives and commodities.

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

      BT Alex. Brown Incorporated, a securities broker-dealer registered with the Securities and Exchange Commission and a member of the New York Stock Exchange, is an indirect wholly-owned subsidiary of the Parent Company. It accounted for 21 percent of the Corporation's consolidated assets at December 31, 1998. BT Alex. Brown provides origination, advisory and execution services for a broad range of domestic and international clients. It is a leading underwriter of debt and equity securities for corporations and other issuers and furnishes industry-focused research. It also provides securities brokerage and investment advisory services to private clients and institutions and correspondent clearing services to broker-dealers. BT Alex. Brown is a primary dealer in U.S. Government securities, a municipal securities broker-dealer and an underwriter or placement agent for commercial paper, money market instruments, asset-backed and convertible securities. BT Alex. Brown also provides global merger, acquisition, corporate and other financial advisory expertise, structures a broad range of derivative transactions and syndicates loans for its affiliates and other lenders.

Bankers Trust (Delaware)

Bankers Trust (Delaware) is a state bank chartered under the laws of Delaware, which, along with its subsidiaries, accounted for 1 percent of the Corporation's consolidated assets at December 31, 1998. Bankers Trust (Delaware) engages in commercial banking activities, with an emphasis on lending, funding and corporate finance.

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

      The Parent Company and its nonbank subsidiaries are affiliates of BTCo and Bankers Trust (Delaware) within the meaning of applica-


                              Bankers Trust Corporation and its Subsidiaries  91
ble federal statutes, and such banks are therefore subject to restrictions on loans and other extensions of credit to the Parent Company and certain other affiliates and on certain other types of transactions with them or involving their securities.

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

      Based on their respective regulatory capital ratios at December 31, 1998, both BTCo and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See Note 15 of Notes to Financial Statements for information regarding the Corporation's and BTCo's regulatory capital ratios.

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

Important Factors Relating to Forward-Looking Statements

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


92  Bankers Trust Corporation and its Subsidiaries

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

      The Corporation's international operations, which are widely diversified geographically and vary from country to country, involve certain economic, political and legal risks which differ from those associated with its domestic operations. These risks include, among others, the possibility of expropriation of assets, exchange rate fluctuations, severe reductions in business levels, restrictions on the withdrawal of funds, balance-of-payments problems and changes in laws and regulations. In addition, in certain jurisdictions the Corporation's operations may involve legal uncertainties. See "Cross-Border Outstandings" on page 38. Further, certain domestic, as well as foreign, financial institutions with which the Corporation competes may not be subject to the same regulatory restrictions as the Corporation which may make it more difficult for the Corporation to compete with those institutions for business.

      As noted in "Supervision and Regulation" on page 91, the Corporation is regulated by and subject to various domestic and international regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.

      The Corporation is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or a lack of compliance with the procedures on which they rely either within the Corporation or within the broader financial systems infrastructure. See "Year 2000 Readiness Disclosure" on page 18.

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

Properties

BTCo owns a 39-story building known as One Bankers Trust Plaza and a 10-story office building at 4 Albany Street, both in Manhattan, a 16-story office building in Santiago, Chile and a 998-year leasehold interest in an eight-story office building in the Broadgate complex in London, England. The other principal office premises leased are a portion of a 42-story office building located at 280 Park Avenue, (formerly an owned property), seven stories of a 37-story building at 14-16 Wall Street, four stories of the office complex at the World Trade Center, all in Manhattan, 13 stories of an office building in Baltimore, Maryland, an eight-story building in Jersey City, New Jersey, a three-story building in Nashville, Tennessee and a significant portion of a 42-story office building in Sydney, Australia. Portions of certain of these properties are leased to tenants or subtenants. In addition to the offices referred to above, branch offices and locations for other activities are occupied in cities throughout the world under various types of ownership and leaseholds. See Note 6 of Notes to Financial Statements for additional information concerning lease commitments.

Litigation and Related Matters

An appeal was recently argued in the Arizona State court action against the Corporation arising from the 1986 leveraged buyout of the Kroy Company. In January of 1998, a jury awarded the plaintiffs in this action $18.3 million in compensatory damages and punitive damages of $30 million. Plaintiffs assert that any compensatory damages in this matter are subject to trebling, and seek interest on any judgment. The Corporation's post-trial motion for reduction of the jury's award was granted in part, giving plaintiffs the option of either accepting a judgment for $15 million or a new trial on damages if they declined that amount. The plaintiffs did not accept the reduced judgment and appealed the judge's ruling. The Corporation has filed a cross appeal. That appeal was argued before the Arizona Court of Appeals on February 3, 1999. There has been no ruling yet on the appeal.

      On March 11, 1999, BTCo announced that it had reached an agreement (the "Agreement") with the United States Attorney's Office in the Southern District of New York to resolve an investigation concerning inappropriate transfers of unclaimed funds and related record keeping problems that occurred between 1994 and early 1996 in businesses of BTCo. Pursuant to the Agreement with the U.S. Attorney's Office, BTCo pleaded guilty to misstating entries in the bank's books and records, constituting a criminal violation of Title 18, United States Code,
Section 1005, and will pay a


                              Bankers Trust Corporation and its Subsidiaries  93

$60 million fine to federal authorities. Separately, BTCo will pay $3.5 million to the State of New York pursuant to an agreement with the New York State Banking Department. These amounts have been reflected in the 1998 Consolidated Statement of Income of the Corporation. Although the Agreement concludes the United States Attorney's Office's investigation of BTCo, BTCo continues to cooperate with and provide information to the United States Attorney's Office and other regulatory agencies and authorities, including the Securities and Exchange Commission ("Commission"), regarding this matter. As a consequence of its guilty plea, BTCo and/or certain affiliates are seeking exemptions from regulatory agencies and authorities, including the Commission and the Department of Labor, to continue providing certain services to its clients. Although no assurance can be given that such exemptions will be granted, the Corporation does not expect further consequences of the Agreement to be materially adverse to the consolidated financial statements of the Corporation. Additional information with respect to the foregoing is set forth in the Corporation's Current Report on Form 8-K filed on March 12, 1999 with the Commission.

      In December of 1998, a purported class action on behalf of mortgage borrowers pending in New York federal court names Bankers Trust Company of California, N.A. ("BT California") as a defendant. The lawsuit focuses on the action of a finance company and certain mortgage brokers involved in originating and servicing certain mortgages; BT California is named as a defendant solely in its role as trustee for securitizations of these mortgages. The lawsuit alleges breaches of federal statutes and various deceptive practices by the lenders, brokers and servicers of the mortgages in question. BT California believes that it has carried out appropriately its limited role as a trustee. The judge presiding over this matter has granted certain plaintiffs' motions for preliminary injunctions against foreclosure. BT California's time to answer or to move to dismiss the complaint in this matter has not yet elapsed.

      In November and December 1998, several purported shareholder class action complaints were filed in the United States District Court for the Southern District of New York, naming as defendants Deutsche Bank and Dr. Rolf-E Breuer (spokesperson of the Vorstand of Deutsche Bank) (collectively, the "Federal Actions"). The Federal Actions allege that the defendants violated the federal securities laws by making allegedly false and/or misleading statements, or by failing to correct prior public statements, regarding the status of negotiations between the Corporation and Deutsche Bank prior to the public disclosure of the merger, and seek unspecified damages. Four other purported shareholder class actions have been filed in the Supreme Court of the State of New York, naming as defendants the Corporation and certain of its officers and directors and, in one instance, Deutsche Bank as well (the "State Actions"). One of the State Actions was filed prior to the announcement of the merger and seeks to compel defendants to undertake certain acts in connection with any sale of the Corporation allegedly in order to maximize the price to be received by the Bankers Trust Shareholders. The other State Actions allege that the directors breached their fiduciary duties to such Shareholders by agreeing to enter into the Merger Agreement allegedly without taking affirmative steps to inform themselves as to the value of the Corporation or to facilitate and evaluate possible alternatives. One of the State Actions also alleges that defendants did not take into account the future performance of the Corporation or give adequate consideration to other strategic alternatives, and that value was allegedly misappropriated to the Corporation's executives and employees in the form of compensation and other benefits rather than included in the merger consideration. The State Actions each seek injunctive relief and unspecified damages.

      Commencing in June 1998, several purported class action complaints were filed in the United States District Court for the Southern District of New York, the United States District Court for the Eastern District of New York and the United States District Court for the District of New Jersey naming as defendant Deutsche Bank and, in some cases, certain other banks. The allegations raised in these complaints relate to Deutsche Bank's conduct during World War II. In general, the plaintiffs allege that Deutsche Bank aided the wartime German government, and otherwise participated, in wrongful and illegal activities. The complaints further allege that Deutsche Bank profited from these activities by accepting assets unlawfully seized by the German government, retaining assets deposited by wartime victims and financing or controlling companies that employed forced laborers. Plaintiffs seek compensatory and punitive damages as well as disgorgement of any profit stemming from the foregoing activities. Attorneys representing certain of these plaintiffs have petitioned the Federal Reserve Bank of New York to (i) refuse to approve the merger until an investigation has been performed as to Deutsche Bank's wartime activities and
(ii) condition any approval of the merger on a complete disgorgement by Deutsche Bank of all assets found to have been improperly obtained from wartime victims as well as profits obtained from Deutsche Bank's financing and control of companies that utilized forced wartime laborers.

      The status of the litigation described in paragraph one above and the investigation mentioned in paragraph two above was disclosed to and discussed with Deutsche Bank prior to entering into the Merger Agreement, and Deutsche Bank has been kept current on these matters. The Corporation believes, and in the case of the Federal Actions is informed by Deutsche Bank that Deutsche Bank believes, that the allegations in the class action lawsuits described in paragraphs three, four and five are without merit and each intends to vigorously defend against them. The impact of these matters on the merger, including any potential delays, cannot be determined at this time. See "Supervision and Regulation."

      In addition to the matters described above, various legal actions and proceedings involving the Parent Company and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.


94  Bankers Trust Corporation and its Subsidiaries

Directors of the Registrant

Lee A. Ault III
Director since 1997
Private Investor
Director of Bankers Trust Company. Former Chairman and Chief Executive Officer, Telecredit, Inc. Also a director of Equifax, Inc., Office Depot, Inc., Sunrise Medical Inc. and Pacific Crest Outward Bound School. Age 62.

Neil R. Austrian
Director since 1997
President and Chief Operating Officer, National Football League
Director of Bankers Trust Company. Also a director of Rafac Technology and Office Depot, Inc., and trustee of Swarthmore College. Age 59.

George B. Beitzel
Director since 1977
Director of Various Corporations
Director of Bankers Trust Company. Retired Senior Vice President and Director, International Business Machines Corporation. Also a director of Computer Task Group, Phillips Petroleum Company, and Staff Leasing; chairman emeritus of Amherst College; and chairman emeritus of the Colonial Williamsburg Foundation. Age 70.

Phillip A. Griffiths
Director since 1994
Director, Institute for Advanced Study
Director of Bankers Trust Company. Chairman, Committee on Science, Engineering and Public Policy of the National Academies of Sciences and Engineering & the Institute of Medicine; member, National Academy of Sciences, American Academy of Arts and Sciences and American Philosophical Society; chairman and member, Nominations Committee and Committee on Science and Engineering indicators, National Science Board; and trustee of North Carolina School of Science and Mathematics and the Woodward Academy. Former member of the board of directors, Research Triangle Institute. Age 60.

William R. Howell
Director since 1986
Chairman Emeritus, J.C. Penney Company, Inc.
Director of Bankers Trust Company. Also a director of Exxon Corporation, Halliburton Company, Warner-Lambert Company, Williams, Inc., Central & South West Corp., and the National Retail Federation; and chairman, Southern Methodist University Board of Trustees. Age 63.

Vernon E. Jordan, Jr.
Director since 1972
Senior Partner, Akin, Gump, Strauss, Hauer & Feld, LLP, Attorneys-at-law, Washington, D.C. and Dallas, Texas
Director of Bankers Trust Company. Former President of the National Urban League, Inc. Also a director of American Express Company, Chancellor Media Corporation, Dow Jones, Inc., J.C. Penney Company, Inc., Revlon Group Incorporated, Ryder System, Inc., Sara Lee Corporation, Union Carbide Corporation and Xerox Corporation; and a trustee of The Ford Foundation and Howard University. Age 63.

Hamish Maxwell
Director since 1984
Retired Chairman and Chief Executive Officer, Philip Morris Companies Inc. Director of Bankers Trust Company. Also a director of Sola International Inc., and chairman of WPP Group plc. Age 72.

Frank N. Newman
Director since 1995
Chairman of the Board, Chief Executive Officer and President of the Corporation and Bankers Trust Company
Former Deputy Secretary of the United States Treasury and former Vice Chairman of the Board and director of BankAmerica Corporation and Bank of America NT&SA. Also a director of Dow Jones, Inc.; trustee of Carnegie Hall; and member, Board of Overseers, Joan & Sanford I Weill Medical College and Joan & Sanford I. Weill Graduate School of Medical Sciences of Cornell University. Age 56.

N.J. Nicholas Jr.
Director since 1989
Investor
Director of Bankers Trust Company. Former Co-chief Executive Officer of Time Warner Inc. Also a director of Boston Scientific Corporation, Priceline.com Inc. and Xerox Corporation. Age 59.

Russell E. Palmer
Director since 1988
Chairman and Chief Executive Officer, The Palmer Group
Director of Bankers Trust Company. Former Dean of The Wharton School, University of Pennsylvania and former Chief Executive Officer of Touche Ross & Co. (now Deloitte & Touche). Also a director of Allied-Signal Inc., Federal Home Loan Mortgage Corporation, GTE Corporation, The May Department Stores Company and Safeguard Scientifics, Inc.; and a trustee, the University of Pennsylvania. Age 64.

Donald L. Staheli
Director since 1996
Retired Chairman of the Board and Chief Executive Officer, Continental Grain Company
Director of Bankers Trust Company. Also a director of Continental Grain Company, ContiFinancial Corporation, Prudential Insurance Company of America and America's Promise; and chairman of The Points of The Light Foundation. Age 67.

Patricia Carry Stewart
Director since 1977
Former Vice President, The Edna McConnell Clark Foundation (a charitable foundation)
Director of Bankers Trust Company. Also chair of the Community Foundation for Palm Beach and Martin Counties; and a trustee emerita of Cornell University and a life member, Board of Overseers, Joan & Sanford I Weill Medical College and Joan & Sanford I. Weill Graduate School of Medical Sciences of Cornell University. Age 70.

G. Richard Thoman
Director since 1997
President, Chief Operating Officer and Director, Xerox Corporation
Director of Bankers Trust Company. Also a director of DaimlerChrysler AG, Fuji Xerox Corporation, Ltd. and Union Bancaire Privee (Switzerland); director, General Electric Investments Equity Advisory Board, Yale School of Management Advisory Board, Fletcher School of Law and Diplomacy Advisory Board, and the INSEAD U.S. Advisory Board and The Americas Society; and member, Council on Foreign Relations. Age 54.

George J. Vojta
Director since 1997
Vice Chairman of the Board of the Corporation and Bankers Trust Company Also a director of Alicorp, S.A., Globeset and Private Export Funding Corp.; member of the New York State Banking Board; vice chairman of the Board of Trustees of St. Luke's-Roosevelt Hospital Center; a partner of New York City Partnership; chairman, Wharton Financial Services Center; and a member of the Bretton Woods Committee. Age 63.

Paul A. Volcker
Director since 1996
Director of Various Corporations
Director of Bankers Trust Company. Former Chairman and Chief Executive Officer of Wolfensohn & Co., Inc. and former Chairman of the Board of Governors of the Federal Reserve System. Also a director of Nestle S.A., and Prudential Insurance Company of America; director of American Council on Germany, Council on Foreign Relations and The Japan Society; trustee of The American Assembly; and member of the advisory boards of several international corporations. Age 71.


                              Bankers Trust Corporation and its Subsidiaries  95

================================================================================
                      EXECUTIVE OFFICERS OF THE REGISTRANT
================================================================================

Set forth below are the names and ages of the executive officers of the Parent Company, positions held and the year from which held. These officers are elected annually by the Board of Directors. There are no family relationships among such persons.*

--------------------------------------------------------------------------------

Frank N. Newman, 56
Chairman of the Board and Chief Executive Officer and President
Chairman of the Board and Chief Executive Officer of the Parent Company and BTCo since 1996. President of the Parent Company and BTCo since 1995. Mr. Newman, former Deputy Secretary of the United States Treasury, joined the Treasury in 1993 after six years with BankAmerica Corporation where he was the chief financial officer and vice chairman of the board.

George J. Vojta, 63
Vice Chairman of the Board
Vice Chairman of the Board of the Parent Company and BTCo since January 1992; Executive Vice President 1984-1992. He is in charge of BT Ventures and concentrates on the Corporation's external client and institutional relationships.

Mark Bieler, 53
Executive Vice President
Executive Vice President of the Parent Company since 1987 and Managing Director of BTCo since 1992; Executive Vice President of BTCo 1987-1992; Senior Vice President and head of the Human Resources Department since 1985.

Mary Cirillo, 51
Executive Vice President
Executive Vice President of the Parent Company and Managing Director of BTCo since June 1997. Ms. Cirillo formerly held many positions in her 20-year career at Citicorp, including division executive from 1989 to 1992; senior corporate officer for the business evaluation and corporate re-engineering unit from 1993 to 1994; and Senior Vice President of Global Finance Operations and Technology from 1994 to 1997. She is head of BTCo's Global Institutional Services business.

Richard H. Daniel, 52
Vice Chairman and Chief Financial Officer
Chief Financial Officer (Principal Financial Officer) of the Parent Company and BTCo since 1996. Vice Chairman of the Parent Company since April 1997. Controller of the Parent Company and BTCo from 1996 to July 1998. Executive Vice President of the Parent Company from 1996 to April 1997. Vice Chairman of BTCo since September 1997, Managing Director from 1996 to September 1997. Mr. Daniel formerly held the positions of chief financial officer of Federal Home Loan Mortgage Corporation from 1994 to 1996, and executive vice president and director of financial analysis and planning at BankAmerica Corporation from 1987 to 1994.

Yves C. de Balmann, 52
Vice Chairman
Vice Chairman of the Parent Company since April 1997. Senior Vice President of the Parent Company 1995-1997. Managing Director of BTCo from 1988 to September 1997. He is Co-Chairman and Co-Chief Executive Officer of BT Alex. Brown Incorporated.

Robert A. Ferguson, 53
Executive Vice President
Executive Vice President of the Parent Company since April 1997. Senior Vice President of the Parent Company 1995-1997. Managing Director of BTCo since 1985 and of Bankers Trust Australia Limited since 1986.

Duncan P. Hennes, 42
Executive Vice President and Treasurer
Executive Vice President of the Parent Company since September 1998. Treasurer of the Parent Company and BTCo since September 1998. Senior Vice President of the Parent Company 1990-1998. Managing Director of BTCo since 1990. Mr. Hennes is head of BTCo's Trading and Sales business and responsible for Treasury/Funding and Arbitrage.

Eugene A. Ludwig, 52
Vice Chairman
Vice Chairman of the Parent Company and BTCo since May 1998. Mr. Ludwig formerly held the positions of Comptroller of the Currency of the United States from 1993 to April 1998, chairman of the Federal Financial Institutions Examination Council, chairman of Neighborhood Housing Services, and director of the Federal Deposit Insurance Corporation. Mr. Ludwig is head of the Control Committee and Capital Commitment Committee and responsible for risk and control, legal, regulatory and other governmental issues central to implementing global strategies in securities underwriting, lending and related businesses. In addition, Mr. Ludwig is responsible for the Firm's corporate responsibility area.

Joseph A. Manganello, Jr., 63
Executive Vice President and Chief Credit Officer
Executive Vice President and Chief Credit Officer of the Parent Company since 1988; Managing Director of BTCo since 1992; and Chief Credit Officer of BTCo since 1984; Executive Vice President of BTCo 1982-1992; Department Head of the United States Department of BTCo prior to 1984. He is in charge of the Credit Risk Management Department.

I. David Marshall, 52
Executive Vice President and Chief Information Officer
Executive Vice President and Chief Information Officer of the Parent Company and Managing Director and Chief Information Officer of BTCo since October 1996. Mr. Marshall formerly held the positions of executive vice president and chief information officer of Canadian Imperial Bank of Commerce from June 1995 to October 1996; group executive for Information Systems & Operations and a member of the Executive Committee at Unitel Communications, Inc., the operating arm of AT&T in Canada from 1993 to 1995; and from 1977 to 1993 he served with the Canadian Government consecutively as assistant auditor general; assistant deputy minister, Information Technology for Revenue Canada and assistant deputy minister, Information Technology for Employment and Immigration Canada.

Rodney A. McLauchlan, 45
Executive Vice President
Executive Vice President of the Parent Company since April 1997. Senior Vice President of the Parent Company from 1992 to April 1997. Managing Director of BT Alex. Brown since September 1997. Managing Director of BT Securities Corporation 1995-1997; Managing Director of BTCo 1987-1995. As of 1998, he is Chairman of the Global Banking Group and is head of BTCo's Latin American Investment Banking business. Mr. McLauchlan also chairs the Latin American and Asian Advisory Boards and the Client Committee.

Mayo A. Shattuck III, 44
Vice Chairman
Vice Chairman of the Parent Company since September 1997. He formerly held the positions of President and Chief Operating Officer of Alex. Brown Incorporated from 1991 to September 1997. He is Co-Chairman and Co-Chief Executive Officer of BT Alex. Brown Incorporated.

Melvin A. Yellin, 56
Executive Vice President and General Counsel
Executive Vice President and General Counsel of the Parent Company and Managing Director and General Counsel of BTCo since 1996; Senior Vice President (Chief Legal Officer) of the Parent Company and Managing Director (Chief Legal Officer) of BTCo since 1995; Managing Director and Deputy General Counsel of BTCo 1992-1995. Vice President and Counsel 1981-1992. He is in charge of the Legal Department.

* Certain of the executive officers held the Senior Managing Director title for a portion of 1996 and 1997. BTCo eliminated the title effective January 1, 1998 and reverted to the use of the Managing Director title as the most senior title below that of Vice Chairman.


96  Bankers Trust Corporation and its Subsidiaries

Security Ownership of Directors and Management

--------------------------------------------------------------------------------------------------
                    Name of Beneficial                Amount and Nature                 Percent of
Title of Class      Owner                       of Beneficial Ownership (1)(2)           Class (3)
--------------------------------------------------------------------------------------------------
Common Stock        Ault, Lee A. III                  16,779 (D)
                                                         190 (I)(DSAP)
Common Stock        Austrian, Neil R.                  7,728 (D)(4)
                                                         178 (I)(DSAP)
Common Stock        Beitzel, George B.                 6,031 (D)
                                                       6,000 (I)(As Trustee)
                                                       1,301 (I)(DSAP)
Common Stock        Cirillo, Mary                     71,950 (D)(4)(5)(6)
Common Stock        de Balmann, Yves C.              342,283 (D)(4)(5)(6)
Common Stock        Griffiths, Phillip A.              1,800 (D)
                                                         384 (I)(DSAP)
Common Stock        Hennes, Duncan P.                116,281 (D)(4)(5)(6)
Common Stock        Howell, William R.                 2,675 (D)
                                                         914 (I)(DSAP)
Common Stock        Jordan, Vernon E. Jr.              7,813 (D)
                                                         914 (I)(DSAP)
Common Stock        Maxwell, Hamish                    6,635 (D)
                                                       1,443 (I)(DSAP)
Common Stock        Newman, Frank N.                 294,609 (D)(4)(5)(6)
Common Stock        Nicholas, N.J. Jr.                 3,500 (D)
                                                      10,139 (I)(DCP)
                                                         752 (I)(DSAP)
Common Stock        Palmer, Russell E.                 2,600 (D)
                                                         960 (I)(DSAP)
Common Stock        Shattuck, Mayo A. III            357,825 (D)(4)(6)
Common Stock        Staheli, Donald L.                 2,000 (D)
                                                         314 (I)(DSAP)
Common Stock        Stewart, Patricia C.               6,300 (D)
                                                       1,301 (I)(DSAP)
Common Stock        Thoman, G. Richard                 1,533 (D)
                                                         162 (I)(DSAP)
Common Stock        Vojta, George J.                 298,176 (D)(4)(5)(6)
                                                          46 (I)(EBP)
Common Stock        Volcker, Paul A.                 268,894 (D)
                                                         365 (I)(DSAP)
Common Stock        Directors and Executive        4,285,004 (D)(7)
                    Officers as a group                6,000 (I)(As Trustee)
                                                       9,178 (I)(DSAP)
                                                      10,139 (I)(DCP)
                                                          46 (I)(EBP)

(1) Ownership as of March 1, 1999. Shares of Bankers Trust Common Stock have been rounded to the nearest full share.

(2) As noted next to share amount: (D) represents shares directly held; (I) represents shares indirectly held; (EBP) represents shares held in the Bankers Trust Qualified Employee Benefit Plans and/or in the Bankers Trust Employee Stock Ownership Plan; (DCP) represents share equivalents accrued in the Bankers Trust deferred compensation plan for non-officer directors;
      (DSAP) represents shares equivalents accrued in the Bankers Trust Directors' Stock Award Plans.

(3) Based on March 1, 1999, outstanding securities of 97,566,226 and the exercisable options, vested PEP shares and vested EPP shares of each of the Directors and Named Executive Officers set forth in footnotes 4, 5 and 6 below, the number of shares of Common Stock owned by any Director or member of Management constitutes less than 1% of the total outstandings of the class.

(4) Includes options now exercisable and those that become exercisable within sixty days for the following: Austrian--5,601; Cirillo--50,000; de Balmann--215,000; Hennes--70,000; Newman--210,000; Shattuck--26,667; and
      Vojta--122,876.

(5) Includes vested (non-forfeitable) shares which are mandatorily deferred for five years (commencing with the end of the performance year) under PEP, a component of the 1991, 1994 and 1997 Stock Option and Stock Award Plans, for the following: Cirillo--10,916; de Balmann--51,924; Hennes--24,528; Newman--67,685; and Vojta--44,630.

(6) Includes vested (non-forfeitable) shares which are deferred for three years (commencing with the end of the performance year) under EPP for the following: Cirillo--1,034; de Balmann--15,675; Hennes--0; Newman--16,924; Shattuck--2,953; and Vojta--8,510.

(7) Includes 1,591,847 vested and unvested options, 456,540 vested and unvested shares under the PEP and 532,887 vested and unvested shares under the EPP.


                              Bankers Trust Corporation and its Subsidiaries  97

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") requires the Corporation's executive officers and directors and holders of 10% of the Corporation's common stock (the "Common Stock") to file initial reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission ("SEC"). Executive officers, directors and holders of more than 10% of the Common Stock are required by Secretary regulations to furnish the Corporation with copies of all such reports.

      Based on a review of the copies of the reports furnished to the Corporation from the Corporation's executive officers and directors, the Corporation believes that in 1998 all Section 16(a) requirements applicable to its executive officers and directors were met, with the following exceptions. The Form 5 filed by Mr. Nicholas in February 1998 underreported by 98.94 deferred share equivalents held in his Deferred Compensation account. These share equivalents were included in the Form 5 filed in February 1999. The Form 5 filed by Mr. Jordan in February 1999 included 396 previously unreported shares acquired for Mr. Jordan's custodian account during the period December 1996 through November 1998, which, inadvertently, had been omitted from previous filings. Two late Form 4 filings for Mr. Ferguson, disclosing distribution and conversion of derivative stock units in December 1998 and January 1999.

Security Ownership of Certain Beneficial Owners

                                                    Amount and
                    Name and                         Nature of
                    Address of                      Beneficial     Percent of
Title of Class      Beneficial Owner                 Ownership          Class
--------------------------------------------------------------------------------

Common Stock        Capital Research and
                    Management Company
                    333 South Hope Street
                    Los Angeles, CA 90071           7,578,800 (a)        8.0%

Common Stock        Barrow, Hanley, Mewhinney
                    & Strauss, Inc.
                    One McKinney Plaza
                    3232 McKinney Avenue--
                    15th Floor
                    Dallas, TX 75204-2429           5,190,550 (b)        5.4%
--------------------------------------------------------------------------------

(a) In a Schedule 13G filed under the Exchange Act, Capital Research and Management Company disclosed that, as of December 31, 1998, it had sole investment power and no voting power with respect to all of said shares; that the shares were acquired in the ordinary course of business, were not acquired for the purpose of, and do not have the effect of, changing or influencing the control of Bankers Trust; and that the shares were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(b) In a Schedule 13G filed under the Exchange Act, Barrow, Hanley, Mewhinney & Strauss, Inc. disclosed that, as of December 31, 1998, it had sole investment power with respect to all of said shares, sole voting power with respect to 1,050,050 of said shares and shared voting power with respect to 4,140,500 of said shares; that the shares were acquired in the ordinary course of business, were not acquired for the purpose of, and do not have the effect of changing or influencing the control of Bankers Trust; and that the shares were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Interest of Directors and Executive Officers and Their Associates in Transactions with the Corporation

Some of the Corporation's directors and executive officers and their associates, including affiliates and related interests, are customers of the Corporation and/or subsidiaries of the Corporation, and some of the Corporation's directors and executive officers and their associates, including affiliates and related interests, from time to time are directors or officers of, or investors in, corporations or members of partnerships or have an interest in other entities which are customers of the Corporation and/or such subsidiaries. As such customers, they have had transactions in the ordinary course of business with the Corporation and/or such subsidiaries, including borrowings, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

      Vernon E. Jordan, Jr. is a senior partner of the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, which performed legal services for a subsidiary of the Corporation in 1998 and was paid its usual and customary fees for those services. In addition, Mr. Jordan provided consultancy services to BT Wolfensohn, the mergers and acquisitions division of BT Alex. Brown Incorporated, during 1998, for which he will receive a fee of $100,000 in 1999. Mr. Jordan also is a member of the Fuji-Wolfensohn International European Advisory Board (the "Advisory Board"), on which he served prior to the Corporation's acquisition of Wolfensohn & Co. In 1998, he received a fee in the amount of $25,000 in connection with his services to Fuji-Wolfensohn.

      Paul A. Volcker is a member of the Fuji-Wolfensohn International board of directors, a joint venture continued by the Corporation after the acquisition of Wolfensohn & Co., and of the Advisory Board. Mr. Volcker received a fee of $50,000 in 1998 in connection with his position on the Advisory Board.

Extension of Directors and Officers Liability Insurance Program

The Directors and Officers Liability Insurance Program, which the Corporation has maintained since June 1, 1972, was extended on July 1, 1998 to July 1, 2001. This program will reimburse the Corporation and/or any of its subsidiaries for certain payments they may be required to make in indemnifying their directors and officers, and covers directors and officers against certain liabilities and expenses for which they may not or cannot be indemnified by the Corporation and/or any of its subsidiaries. The program also includes coverage for a director or an officer who serves as a director of a non-subsidiary corporation at the request of the Corporation. This program is written by National Union Fire Insurance Company of Pittsburgh and other independent insurance companies at an annual premium of $2,960,775. A settlement amount of $8.5 million was paid by the program in 1998 in connection with a 1994 Consolidated Shareholder D&O suit relating to leveraged derivative transactions.

Committees of the Board of Directors

The Corporation and the Bank each maintains the Board Committees described below. Included with the descriptions are the number of times each Committee met during 1998 and a list of the current members of each such Committee:


98  Bankers Trust Corporation and its Subsidiaries

Executive Committee (also functions as the Dividend and Price Committees)--2 Meetings

The Executive Committee acts for the Board of Directors when the Board is not in session, subject to certain statutory limitations on its authority. The Committee also considers and acts on matters which do not require full Board consideration and approval and, upon the request of Management, it considers some matters on a preliminary basis before their submission for full Board consideration or approval. This Committee also serves as the Dividend Committee to declare and set aside contractually required dividends (such as those declared from time to time on preferred stock issues) which may become due during the periods between scheduled Board meetings. Current Members: Frank N. Newman, Chair; Vernon E. Jordan, Jr.; Hamish Maxwell; N.J. Nicholas Jr.; Russell
E. Palmer; Donald L. Staheli; Patricia C. Stewart; and Paul A. Volcker.

Audit Committee--8 Meetings

The Audit Committee is comprised entirely of independent outside directors and is appointed annually by the Board of Directors to oversee the accounting, reporting and audit practices established by Management. The Committee, which meets at least quarterly, monitors the effectiveness and quality of the system of internal accounting policies, standards and controls designed to insure the accurate and efficient reporting of financial activities, safeguarding of assets, proper exercise of fiduciary powers and compliance with laws and regulations. The Committee meets regularly with Management, the internal auditors, the internal credit auditors and the independent auditors (the "Auditors") and reports regularly to the Board of Directors on its activities and such other matters as it deems necessary. The Auditors have free access to the Audit Committee without the presence of Management. Current Members: Russell
E. Palmer, Chair; Lee A. Ault III; Phillip A. Griffiths; William R. Howell; G. Richard Thoman; and Paul A. Volcker.

Committee on Directors--4 Meetings

The Committee on Directors is comprised entirely of independent outside directors and is responsible for nominating directors and reviewing the effectiveness and procedures of the Board, the Board Committees and corporate governance. The Committee also has the responsibility to make recommendations regarding these issues to the Board. The Committee will consider a director nominee recommended by a shareholder by a written notification to it, provided that such written notice is received by the Secretary of the Corporation not later than 90 days before the Annual Meeting of Shareholders and contains the name of such person, together with appropriate biographical data and that person's written consent to submission of his or her name to the Committee for its consideration. Current Members: Donald L. Staheli, Chair; George B. Beitzel; William R. Howell; Vernon E. Jordan, Jr.; and N.J. Nicholas Jr.

Committee on Public Responsibility and Concern--3 Meetings

The Committee on Public Responsibility and Concern reviews policy and audits the performance of the Corporation in the discharge of its social responsibilities, which include, but are not limited to, the Corporation's Equal Opportunity and Vendor Outreach programs, community reinvestment activities, contributions program and political action committee. Current Members: Paul A. Volcker, Chair; Neil R. Austrian; Hamish Maxwell; Patricia C. Stewart; G. Richard Thoman; and George J. Vojta.

Fiduciary Committee--2 Meetings

The Fiduciary Committee reviews the quality and effectiveness of the organizational structure of the trust and fiduciary business units of the Corporation and the Bank and its subsidiaries to ensure the proper exercise of fiduciary policies. In addition, the Committee monitors the activities of management fiduciary committees appointed from time to time by the Board of Directors and reviews the effective implementation of policies, practices and procedures to prevent conflicts of interest or improper interrelation between the administration of the fiduciary and banking functions of the Bank. Current
Members: Patricia C. Stewart, Chair; Neil R. Austrian; George B. Beitzel; Vernon
E. Jordan, Jr.; Russell E. Palmer; and George J. Vojta.

Human Resources Committee--7 Meetings

The Human Resources Committee is comprised entirely of independent outside directors and reviews and evaluates, in comparison with the Corporation's competitors, the Corporation's performance and executive compensation and benefits. The Committee is updated periodically with information provided to the Corporation by independent compensation and benefit consultants and is responsible for approving and monitoring those policies which support corporate strategic objectives and govern both cash compensation and stock ownership programs. Key aspects of this process require the Committee to compare the Corporation's pay practices to its long-term goals and to assess ways in which compensation incentives support the creation of value for the Corporation's shareholders. Current Members: N.J. Nicholas Jr., Chair; Lee A. Ault III; Phillip A. Griffiths; Donald L. Staheli; and Patricia C. Stewart.

Transaction Authorization Committee--2 Meetings

The Transaction Authorization Committee, which is comprised of the Chief Executive Officer and the Vice Chairman of the Board, acts for the Board of Directors to approve certain transactions, including securitizations. Current
Members: Frank N. Newman, Chair; and George J. Vojta.

In addition to the Committee meetings shown above, there were 11 regularly scheduled and 5 special meetings of the Board of Directors during 1998. Director attendance at Board meetings averaged 96% during the year; aggregate attendance at Committee meetings averaged 92%. Meeting attendance was below 75% for George
J. Vojta, due to illness.

Compensation of Non-Officer Directors

Each director who is not also an employee (each, a "non-officer director") receives an annual retainer, comprised of cash and the fair market value of 400 shares of Common Stock. The 1998 annual retainer totaled $68,181.24 for each such director. For each Board meeting and Executive Committee he or she attends, a non-officer


                              Bankers Trust Corporation and its Subsidiaries  99
director receives a fee of $1,000. Each such director who is a member of the Human Resources Committee, the Committee on Public Responsibility and Concern, the Fiduciary Committee, or the Committee on Directors receives a fee of $1,000 for each Committee meeting he or she attends and the Chairman of each of those committees receives an additional annual fee of $3,000. The Chairman of the Audit Committee receives an annual fee of $15,000 and its other members receive an annual fee of $7,500. Members of the Audit Committee do not receive meeting fees. No fees are paid to members of the Transaction Authorization Committee. Travel and out-of-pocket expenses of the directors in connection with their attendance at Board or Committee meetings are either paid for or reimbursed by the Corporation.

      In October 1998, the Board of Directors established an Ad Hoc Advisory Group, comprised of Messrs. Austrian, Maxwell, Nicholas and Volcker, whose function was to provide assistance to the Chairman of the Board in developing and implementing corporate strategic alternatives. Each of the directors received a fee of $1,000 for each meeting of the advisory group that he attended, as follows: Austrian--$3,000; Maxwell--$4,000; Nicholas--$4,000; and Volcker--$3,000.

      Effective March 31, 1998, the Corporation implemented the Directors' Stock Award Plan to replace the benefits, both accrued and prospective, to which the non-officer directors were entitled under the former Non-Employee Director Retirement Plan of Bankers Trust Corporation with share equivalents of the Corporation's Common Stock. Under the new plan, the accrued present value of each such director's benefit was actuarially converted into a deferred award consisting of share equivalents of the Common Stock. The amount of share equivalents each director received was determined by a present value calculation based on an assumed payout to commence at age 72 and benefit accrual proportionate to years of service, rounded up to the next full year (up to ten years of service) and divided by an amount equal to the average of the Corporation's high and low Common Stock prices on March 31, 1998. Pursuant to the plan, each participating director's Stock Award Plan account is credited with an additional 150 share equivalents per year, prorated quarterly. When they leave the Board, a cash only payment will be made, at the director's discretion, either in a lump sum, or in annual installments not to exceed ten years. Until paid, dividend equivalents will be credited on the share equivalents and treated as investments in additional share equivalents or fractional share equivalents. At March 1, 1999, the Stock Award Plan account for each director held share equivalents, as follows (rounded to the next full number): Ault--190; Austrian--178; Beitzel--1,301; Griffiths--384; Howell--914; Jordan--914; Maxwell--1,443; Nicholas--752; Palmer--960; Staheli--314; Stewart--1,301; Thoman--162; and Volcker--365.


100  Bankers Trust Corporation and its Subsidiaries

1999 Human Resources Committee Report on Executive Compensation

The Human Resources Committee of the Board of Directors (the "Committee") is comprised entirely of outside directors, none of whom is a former or current officer or employee of Bankers Trust Corporation or its subsidiaries (for purposes of this report, the "Corporation").

      The Committee reviews and approves all major policies relating to compensation and benefits programs, to ensure that they are designed and carried out to maximize individual and team performance. The Committee is authorized by the Board to approve all compensation actions for the Chief Executive Officer, members of the Management Committee and other key officers designated by the Chairman. In addition, the Committee is authorized to review and approve bonus funding and spending for all annual plans. The Committee is also charged with administering the Corporation's Stock Option and Stock Award Plans.

      During 1998, the Committee met seven times to review and evaluate executive compensation and benefit programs, including information periodically provided to the Corporation by independent compensation and benefit consultants.

Compensation Policies

The Committee's executive compensation policies are designed (a) to attract and retain the best individuals available in each area of global financial services in which the Corporation competes for profits, as well as in the areas that support these businesses, (b) to motivate and reward such individuals based on corporate, business unit and individual performance, and (c) to align executives' and stockholders' interests through equity-based incentives. Named Executive Officer pay, including that of the Chief Executive Officer, is generally determined and administered by the Committee on the basis of total compensation rather than as separate free-standing components.

      The determination of each Executive Officer's total compensation package begins with an evaluation by the Committee of the Corporation's annual and long term performance compared to a group of investment and commercial banks which the Committee deems comparable. Among the key determinants of the overall levels of compensation are the pay practices of this group. As part of this process, the Committee considers quantitative as well as qualitative factors without assigning uniform relative weights to them. The Corporation's performance relative to the investment and commercial banks is reviewed using the following factors: level, quality, consistency and growth of earnings, return on equity, and total stockholder return. The Committee also considers prevailing economic conditions and business opportunities available to firms in the financial services industry.

      In arriving at total compensation levels, the Committee evaluates each Executive Officer's long-term commitment and contribution to the overall performance of the Corporation. Also, the Committee takes into account such factors as leadership and technical skills, future potential, teamwork, recruiting and other management contributions to the Corporation. In addition, the Committee recognizes that the Corporation's success is dependent on its key resource--highly talented individuals--whom it must attract and retain in an extremely competitive environment. The Committee exercises its judgment in setting an appropriate balance of current cash and equity within each individual's compensation package.

      It is the Committee's policy to maximize the effectiveness, as well as the tax-efficiency, of the Corporation's executive compensation programs. In addition, the Committee's policy is to maintain the flexibility to take actions that it deems to be in the best interests of the Corporation and its stockholders but which may not necessarily qualify for tax deductibility under
Section 162(m) or other Sections of the Internal Revenue Code. For example, in order to motivate and retain certain key executives, in 1995, the Company instituted the Partnership for One-Hundred Plan which is not deductible under
Section 162(m).

Compensation Components

Salary levels, although reviewed annually by the Committee for appropriateness, are not ordinarily adjusted each year. Salary levels for the Named Executive Officers are determined by the Committee on the basis of what, in its discretion, it deems to be appropriate pay for the responsibilities involved.

      Partnership Equity Plan Awards are granted in the form of performance units, the value of which is determined by a quantitative formula directly related to the earnings of the Corporation. The formula produces a schedule that assigns a dollar value to the performance units.

      Prior to or at the beginning of each year, the Committee will review the formula in the context of the Corporation's strategic direction and current business conditions. If deemed appropriate by the Committee, the performance formula is revised at that time. Also, prior to or at the beginning of the year, and based on the sole discretion of the Committee, performance units are granted to each participant under this plan. In determining the number of units granted, the Committee considers each participant's level of responsibility, individual performance and contributions to the long-term success of the Corporation without assigning uniform relative weights to them. The number of units awarded multiplied by the Plan formula's unit value results in a dollar amount that is converted into book-entry shares. In accordance with the performance formula for 1998, no book-entry shares were awarded to any Named Executive Officers under the Plan.


                             Bankers Trust Corporation and its Subsidiaries  101

      Under the terms of the Partnership Equity Plan, book-entry shares are deferred for five additional years. While deferred, the shares yield to participants the greater of the equivalent of the quarterly earnings per share amount or the quarterly dividend on common stock of the Corporation (the "Common Stock"). An amount equal to the quarterly dividend is paid currently in cash and the balance, if any, is deferred into additional Partnership Equity Plan shares. At the end of the deferral period, all book-entry shares are distributable in Common Stock. All book entry shares under the Plan are subject to a floor equal to 75% of the fair market value as of the award date.

      Employee Stock Options are generally granted at consistent share levels from year to year without reference to present holdings of unexercised options or appreciation thereon. Individual share grant levels are reviewed annually and are periodically adjusted to reflect a number of factors, including the individual's current responsibilities and contributions to the long term success of the Corporation. For compensation planning purposes, stock options are valued at one-fourth of the option's exercise price. In light of the announced merger with Deutsche Bank, no options were granted to the Corporation's Named Executive Officers for 1998 except for options granted to Mr. Shattuck in accordance with his employment agreement. (see "Summary Compensation Table").

      Annual Bonus. As discussed above, the Committee uses a total compensation approach in determining appropriate pay levels for each Named Executive Officer. At the end of each performance year, the annual bonus award is determined with reference to the factors outlined above and by taking into consideration the value of all other components of the executive's compensation package. Annual bonuses may be paid in cash, stock, or a combination of cash and stock, as determined by the Committee. Bonuses are funded based on a formula using annual corporate net income under the Incentive Bonus Plan for Corporate Officers. Due to the Corporation's 1998 overall performance, no amounts were payable under this Plan. In light of the unusual market conditions that lead to the Corporation's loss for 1998, and the pending Deutsche Bank transaction, the Committee determined that it was nevertheless appropriate to grant bonuses on a discretionary basis. The bonuses were based on the Committee's evaluation of each individuals' performance and contributions to the Corporation.

      In 1995, the Corporation adopted the Equity Participation Plan. Under the terms of the Plan, a portion of each participant's bonus award is granted as three-year deferred equity. While deferred, equity awarded earns and pays the equivalent of the greater of the Corporation's quarterly earnings per share amount or dividend and vests one-third per year. The value of the deferred equity is also subject to a floor equal to 75% of the fair market value of the equity awarded.

      Long-Term Incentive Plan. As part of a special initiative to attract, retain and motivate approximately 35 senior executives of the Corporation, with particular emphasis on increasing the share price of the Common Stock, in December 1995, the Committee adopted a long-term stock based incentive program, the Partnership for One-hundred Plan or ("POP"). Under the Plan, participants were granted units which are valued at $4 when the stock price equaled $76 and increased by $4 for each additional $1 increase in the stock price. At the time POP was adopted, the Common Stock was trading at $67.00 per share. The units vest and payout at their maximum value of $100 each when the stock price reaches $100. Otherwise, plan units vest one-third per year on the third, fourth and fifth anniversaries of the award date and payouts will occur at the end of the five-year performance period.

      In December, 1996, the POP Plan was amended and the value of each unit was fixed at $41.25 under the Plan formula, based on the stock's December 13, 1996 average trading price of $85.3125. Vesting and payout were to remain as stated in the original Plan unless the stock traded at $100 prior to December 31, 1997 in which event vesting and payout would be accelerated. Because the stock did trade at $100 during 1997, units vested and started to be paid out annually in 1/4 increments on December 31, 1997. In addition, the value of outstanding units will accrue interest at the rate of prime plus 1% until paid out.

      In June 1997, the Committee approved the POP II Plan to renew the original POP Plan's incentive to increase stock price appreciation. Units under the POP II Plan will have a maximum potential benefit of $58.75. If the stock price trades at $100 for three consecutive days or 5 non-consecutive days during the period January 1, 1998 to December 31, 2000, the value of the units becomes fixed at this maximum. This condition was met in January 1998. The combination of the original Plan as amended in December 1996 and the new Plan, produced a maximum potential payout of $100 ($41.25 + 58.75) which equals the potential maximum payout of the plan first approved by the Committee in December 1995. Participants were awarded the same number of units under POP II as they held in the original Plan and vest in their POP II units in 1/3 increments on December 31, 1998, 1999, and 2000.

      Upon the closing of the merger with Deutsche Bank, all deferred compensation amounts of the Named Executive Officers will be vested and paid out in full, including awards under the Partnership Equity Plan, the Equity Participation Plan, the POP I Plan and the POP II Plan.


102  Bankers Trust Corporation and its Subsidiaries

1998 Chief Executive Officer Compensation Actions

For 1998, the Corporation incurred a loss of $73 million, which was primarily due to significant losses in its emerging markets portfolios during a year of extraordinary financial turmoil. The Corporation realized continued profitable results in our Investment Banking, Global Institutional Services, Trading and Sales, Australia and New Zealand, and Private Client businesses. Mr. Newman played the main role in planning and coordinating the proposed merger with Deutsche Bank.

      In light of the overall results for the Corporation over the past year, Mr. Newman requested that the Committee not consider a bonus amount for him in 1998, but instead, re-allocate any amount that might have been considered for him to the overall bonus pool for Bankers Trust employees. The Committee agreed with Mr. Newman's proposal. As a result of this decision, Mr. Newman's cash compensation for 1998 was his annual base salary of $900,000. Consistent with the other Named Executive Officers (other than Mr. Shattuck) for the year 1998, no stock options were granted, and no shares were awarded under the Partnership Equity Plan. Mr. Newman's $900,000 compensation for 1998 compares with $12.7 million awarded to him as cash, stock and stock options for 1997.

      Other compensation Mr. Newman received in 1998 includes earnings and appreciation on deferred compensation previously awarded, such as Partnership Equity Plan Shares and payments pursuant to POP I & POP II, as well as retirement plan benefits and perquisites (transportation).

Conclusion

The Committee believes that it has the responsibility to ensure that the pay practices of the Corporation are internally effective in support of the Corporation's goals and objectives and are competitive in the marketplace to attract, retain and motivate the talent in the best interests of the Corporation. Through the program described above, a very significant portion of Executive Officer compensation is linked directly to individual and corporate performance.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee currently consists of the following persons: N.J. Nicholas Jr., Chairman, Lee A. Ault III, Phillip A. Griffiths, Donald L. Staheli and Patricia C. Stewart, all of whom are non-officer directors and none of whom is an employee or former or current officer of the Corporation or its subsidiaries.

      Some of the directors who are members of the HR Committee and their associates, including affiliates and related interests, from time to time may be customers of the Corporation and/or subsidiaries of the Corporation, and some of these directors and their associates, including affiliates and related interests, from time to time may be directors or officers of, or investors in, corporations or members of partnerships or have an interest in other entities which are customers of the Corporation and/or such subsidiaries. As such customers, they have had transactions in the ordinary course of business with the Corporation and/or such subsidiaries, including borrowings, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.


The Human Resources Committee
N.J. Nicholas, Chairman
Lee A. Ault III
Phillip A. Griffiths
Donald L. Staheli
Patricia C. Stewart


                             Bankers Trust Corporation and its Subsidiaries  103

I. Summary Compensation Table ($000 omitted)

                                                                     Annual Compensation
                                           ------------------------------------------------------------------
                                                                         Bonus
                                                         ------------------------------------
                                                                                        Total  Other Annual
Named Executive Officers         Year        Salary          Cash(a)  +   Stock(b)  =   Bonus  Compensation(c)
-------------------------------------------------------------------------------------------------------------
Frank N. Newman                  1998      $  900.0      $     --      $     --      $     --      $  148.4
  Chairman, Chief Executive      1997         900.0       5,760.7       4,204.6       9,965.3          72.1
  Officer & President            1996         825.0       3,507.1       4,592.4       8,099.5            --
Duncan P. Hennes                 1998         275.0       1,300.0       5,200.0       6,500.0            --
  Executive Vice President
  & Treasurer
Yves C. de Balmann               1998         350.0       1,012.0       4,048.0       5,060.0         923.2
  Vice Chairman                  1997         350.0       4,030.7       3,821.0       7,851.7            --
                                 1996         287.5       2,507.1       4,319.3       6,826.4            --
Mayo A. Shattuck III             1998         350.0       1,012.0       4,048.0       5,060.0            --
  Vice Chairman                  1997          66.7       5,510.7       1,000.0       6,510.7            --
Mary Cirillo                     1998         350.0         580.0       2,320.0       2,900.0          44.6
  Executive Vice President       1997         175.0       1,350.0       1,577.3       2,927.3            --

                                            Long Term
                                           Compensation
                              ----------------------------------------
                                        Awards                Payouts
                              ---------------------------   ----------
                                                 Shares
                               Restricted    Underlying          LTIP        All Other
Named Executive Officers     Stock Awards(d)    Options(e)    Payouts(f)  Compensation(g)
----------------------------------------------------------------------------------------
Frank N. Newman                        --            --      $2,989.6         $  691.6
  Chairman, Chief Executive            --        80,000       1,031.3            617.6
  Officer & President                  --        80,000            --          1,341.7
Duncan P. Hennes                       --            --       1,494.8            347.3
  Executive Vice President
  & Treasurer
Yves C. de Balmann                     --            --       2,391.7          1,077.5
  Vice Chairman                        --        60,000         825.0            907.8
                                       --        60,000            --            292.4
Mayo A. Shattuck III                   --        60,000            --             79.7
  Vice Chairman                        --        80,000       6,572.7              9.0
Mary Cirillo                           --            --            --            102.1
  Executive Vice President          901.3        50,000            --            719.1

(a) Includes annual bonus and profit driven benefit payable in cash from the Corporation's qualified defined contribution plan. At the request of Mr. Newman, the Committee agreed not to consider a bonus amount for him in 1998, but instead, to re-allocate any amount that might have been considered for him in the overall bonus pool for Bankers Trust employees.

(b) Includes the value of book-entry shares awarded by formula based on corporate earnings under the Partnership Equity Plan ("PEP"). Under the Plan, shares vest at the end of the performance year and are deferred for five additional years. While deferred, shares are credited with the greater of the equivalent of the quarterly net income or dividend per share of the Common Stock. The dividend equivalent portion is paid currently in cash and the balance is deferred into additional shares. Dividend equivalents on book-entry shares are paid at the same rates as are paid on the Common Stock and are not included in the above totals. The value of all PEP Awards for 1998 was zero. Also includes the value of book-entry shares awarded under the Equity Participation Plan ("EPP") as part of the annual bonus. Under this Plan, shares are deferred and vest in equal installments for three years. While deferred, shares earn the greater of the Common Stock's quarterly net income per share or dividend. Share earnings are paid in cash quarterly. For 1998, the value of the EPP Awards for each of the Named Executive Officers is as follows: Newman--$0; Hennes--$5,200,000; de Balmann--$4,048,000; Shattuck--$4,048,000; and
      Cirillo--$2,320,000.

(c) Other Annual Compensation reflects amounts as follows: Newman--$83,131 and $65,264, respectively, for ground and air transportation; de Balmann--$23,725 for ground transportation and $899,511 for expatriate assignment related payments; and Cirillo--$44,600 for ground transportation.

(d) As part of her employment agreement, Ms. Cirillo was granted 10,000 shares of restricted stock in 1997. All of these shares were still outstanding at the end of 1998, with a total value of $854,375 at the 12/31/98 closing price of $85.4375. None of the other above Named Executive Officers held any shares of restricted stock at the end of 1998.

(e) As part of his employment agreement, Mr. Shattuck was granted 60,000 stock options.

(f) Includes LTIP Payouts for the second installment under POP I and the first installment under POP II, respectively as follows: Newman--$1,031,250, $1,958,333; Hennes--$515,625, $979,167; and de Balmann--$825,000,
      $1,566,667.

(g) Includes earnings per share less cash dividends ("net E.P.S. credits") earned on pre-1998 PEP Awards, net E.P.S. credits earned on the pre-1998 EPP portion of annual bonuses, accrued interest as of December 31, 1998, on POP I, non-elective company contributions to defined contribution plans and life insurance premiums paid under a plan that is available generally to all employees. For 1998, net E.P.S. credits earned on pre-1998 PEP Awards, net E.P.S. credits earned on the pre-1998 EPP portion of annual bonuses, accrued interest on POP I LTIP awards, non-elective company contributions to defined contribution plans, and life insurance premiums, respectively, for each of the above Named Executive Officers are as follows: Newman--$143,192, $63,526, $291,250, $189,600, $4,070;
      Hennes--$63,253, $73,342, $145,625, $64,600, $506; de Balmann--$266,377,
      $90,442, $233,000, $79,600, $1,827; Shattuck--$0, $4,075, $0, $75,000,
      $644; and Cirillo--$16,086, $4,558, $0, $79,600, $1,827. Net E.P.S.
      credits on the EPP portion of 1998 annual bonuses begin in 1999. The amounts shown for Mr. de Balmann include reimbursements for relocation expenses of $406,237.

II. Options/SAR Grants Table(a)

Options/SAR Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------------------
                                          Number of        % of Total Options
                              Securities Underlying      Granted to Employees          Exercise        Expiration        Grant Date
Named Executive Officers            Options Granted(b)         in Fiscal Year             Price              Date     Present Value
------------------------------------------------------------------------------------------------------------------------------------
F.N. Newman                                       0                      0.00%
D.P. Hennes                                       0                      0.00%
Y.C. de Balmann                                   0                      0.00%
M.A. Shattuck III                            60,000                      6.05%          $65.175           9/15/08          $828,000
M. Cirillo                                        0                      0.00%

(a)   No SARS were granted during 1998.

(b) No stock options were granted during 1998 to Messrs. Newman, Hennes, de Balmann and Ms. Cirillo. Reflects 60,000 stock options granted to Mr. Shattuck as part of his employment agreement.

(c) The hypothetical grant date present values are calculated under a modified Black-Scholes Model, which is a mathematical formula used to value options traded on the stock exchange. The assumptions used in hypothesizing the above options' grant date present values include the stock's expected volatil ity of 36.88%, the risk free rate of return of 4.76%, the projected dividend yield of 6.14%, the projected time to exercise (seven years) and a 5% adjustment for non-transferability or risk of forfeiture during vesting period with respect to the grant made on 9/15/98.


104  Bankers Trust Corporation and its Subsidiaries

III. Option Exercises and Year End Value Table

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Number of Shares                   Value of Unexercised
                                                                     Underlying Unexercised                In-The-Money Options
                                                                   Options at Fiscal Year End              at Fiscal Year End(b)
                                   Shares              Value      ----------------------------        ------------------------------
Named Executive Officers         Acquired           Realized(a)   Exercisable    Unexercisable        Exercisable      Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
F.N. Newman                        50,000         $2,810,940          210,000               --         $1,538,750         $       --
D.P. Hennes                            --         $       --           70,000               --         $  270,000         $       --
Y.C. de Balmann                        --         $       --          215,000               --         $2,202,500         $       --
M.A. Shattuck III                      --         $       --           26,667          113,333         $       --         $1,215,750
M. Cirillo                             --         $       --           50,000               --         $       --         $       --

(a) Market value of underlying common shares at exercise minus option's strike price.

(b) Market value of underlying securities at year end minus option's strike price. The value of unexercised in-the-money stock options at 12/31/98 shown above are presented pursuant to SEC rules. Upon the closing of the merger with Deutsche Bank, all outstanding stock options, including unexercisable options, will be cashed-out based on the excess, if any, of the $93 merger price over the option's strike price.

Employment Agreements

In connection with the Corporation's contemplated acquisition of Alex. Brown Incorporated ("Alex. Brown"), the Corporation entered into employment agreements with certain Alex. Brown employees (the "Alex. Brown Executives"), including Mayo A. Shattuck III (on April 29, 1997). The term of the employment agreement runs from September 1, 1997 through December 31, 1999 (the "Employment Period"). In the event that an Alex. Brown Executive's employment is terminated during the Employment Period by the Corporation, other than for "Cause" (including on account of his or her death or disability), or if the Alex. Brown Executive terminates his or her employment for "Good Reason," the Corporation will make a lump sum payment to the Alex. Brown Executive in cash within 30 days of the date of termination in an amount equal to the aggregate of the Alex. Brown Executive's accrued but unpaid salary, pro rata bonus and accrued deferred compensation. In addition, the Alex. Brown Executive will receive an amount equal to the product of (1) the number of years (including fractions thereof) remaining from the date of termination until December 31, 1999 and (2) the sum of (x) the Alex. Brown Executive's annual base salary and (y) the Alex. Brown Executive's guaranteed minimum bonus, which product will be discounted to its present value at the applicable federal rate. In addition, the Alex. Brown Executive's Stock Options and restricted stock will become immediately vested.

      The employment agreement provides for a gross-up payment to be made to the Alex. Brown Executive, if necessary, to eliminate the effects of the imposition of the excise tax under Section 4999 of the U.S. Internal Revenue Code on the payments made thereunder.

      In the event that the Alex. Brown Executive's employment is terminated by the Corporation for Cause or by the Alex. Brown Executive without Good Reason during the Employment Period, the Employment Agreement will be terminated without further obligation to the Alex. Brown Executive, other than to pay any accrued and unpaid salary, accrued deferred compensation and any other benefits provided under the Corporation's employee plans.

      Under the terms of his employment agreement, Mr. Shattuck was elected as a Vice Chairman of the Corporation and received in 1997 a prorated base salary of $350,000, a grant of 80,000 options to purchase the Common Stock and a cash bonus for the year on a basis consistent with Alex. Brown's past practices. In addition, Mr. Shattuck will receive minimum annual base salary of $350,000 and will be awarded in respect of calendar years 1998 and 1999 an annual bonus of no less than $3.5 million, payable in the same ratio of cash and equity as other of the Corporation's peer executives. Mr. Shattuck will also receive in 1998 and 1999 additional grants of 60,000 options to purchase the Common Stock, which will vest and become exercisable on the first anniversary of the date of grant, and a grant of 75,000 PEP units. The exercise price of all of the options granted under the employment agreement will be equal to the average closing price of the Common Stock for the five trading days prior to the date of grant.

Change of Control Agreements

Pursuant to the Corporation's Change of Control Severance Plan I, upon termination of employment by the Corporation without "Cause" or by the executive officer for "Good Reason" (as such terms are defined in the Change of Control Severance Plan) during the two-year period immediately following a "Change of Control" of the Corporation (as defined below), each of the Named Executive Officers would be entitled to receive a severance benefit equal to three times the sum of his base salary and the greater of average annual bonus paid during the three-year period immediately preceding the Change of Control or annual bonus paid in the year immediately preceding the Change of Control. Such severance benefits may not exceed $7.5 million per employee. Under the Corporation's stock option and stock award plans, upon a Change of Control, all Stock Options become exercisable and all deferred stock, restricted stock and other stock-based awards become vested and immediately payable. Similarly, upon a Change of Control, the POP I and POP II units become vested and immediately payable.

      A Change of Control is defined generally as (i) the acquisition of 20% or more of the outstanding voting securities of the Corporation by an individual, entity, or group, other than from the Corporation; (ii) a change in the majority of the board of directors of the Corporation that is not approved by at least a majority of the current directors and those directors similarly approved ("incumbent directors"); (iii) the consummation of a merger, consolidation, or similar transaction involving the Corporation, unless immediately following such transaction: (A) more than 60% of the voting power


                             Bankers Trust Corporation and its Subsidiaries  105
of the resulting corporation's voting securities are represented by the Corporation's voting securities that were outstanding immediately prior to the transaction, (B) no person becomes the beneficial owner of 20% or more of the outstanding voting securities of the resulting corporation and (C) at least a majority of the board of directors of the resulting corporation were incumbent directors of the Corporation at the time of the approval of the transaction by the Corporation's board of directors; or (iv) the sale or disposition of all or substantially all of the assets of the Corporation or a liquidation of the Corporation.

      In the event any of the Named Executive Officers is subject to the 20% excise tax under Section 4999 of the Code, such individual would be reimbursed in an amount sufficient to offset such excise tax unless such reimbursement could be avoided by reducing the severance payments received by the Named Executive Officer by an amount that is less than 10% of his severance payments. The Change of Control Severance Policy also provides that, contingent on a Change of Control, the Named Executive Officers would be entitled to certain welfare benefits for up to three years following termination.

Comparison of Five-Year Cumulative Total Return to Shareholders

The comparison of five-year cumulative total return to shareholders is as follows:

------------------------------------------------------------------------------------------------------------------
                                                               Year End                                   Compound
                                 ------------------------------------------------------------------         Annual
                                   1993        1994        1995        1996        1997        1998    Return Rate
------------------------------------------------------------------------------------------------------------------
Bankers Trust Corporation        $100.0      $ 74.1      $ 94.9      $129.5      $175.7      $139.4           6.9%
Peer Group*                       100.0        92.9       154.2       229.6       344.3       374.5          30.2%
S&P 500 Index                     100.0       101.3       139.4       171.4       228.6       294.0          24.1%

o Total return to shareholders is stock price appreciation of a hypothetical $100 investment on December 31, 1993, with all dividends reinvested.

o Bankers Trust and Peer Group returns calculated based on dividend reinvestment on payment dates.

* Peer group includes The Bear Stearns Companies Inc., Bank of New York Co. Inc., Chase Manhattan Corporation, Citigroup Inc., Lehman Brothers Holdings, Inc., Mellon Bank Corporation, Merrill Lynch & Co., Inc., J.P. Morgan & Co., Inc., Morgan Stanley Dean Witter & Co., Paine Webber Group, Inc., and State Street Corporation. Total shareholder return reflects Morgan Stanley Group returns through 5/30/97 and the combined entity thereafter; individual returns for Chemical Bank and Chase Manhattan Corporation (old) through 3/29/96 and the combined entity thereafter; individual returns for Citicorp and Travelers Group, Inc. through 10/8/98 and the combined entity thereafter.


106  Bankers Trust Corporation and its Subsidiaries

Pension Plan

The following table shows the estimated annual pension benefits payable at normal retirement age to a covered participant who has attained the earnings and years of service classifications indicated under the Corporation's tax-qualified defined benefit pension plan ("Pension Plan") based upon "Covered Compensation" and "Credited Service," as such terms are defined below. Benefits shown below are computed as a single life annuity and are not subject to reduction for Social Security or other offset amounts.

                                        Years of Credited Service
--------------------------------------------------------------------------------
Average Final Salary           15         20        25        30  35 or more
--------------------------------------------------------------------------------
$100,000                  $21,000    $28,000   $35,000   $42,000     $49,000
$125,000                  $26,250    $35,000   $43,750   $52,500     $61,250
$160,000                  $33,000    $44,800   $56,000   $67,200     $78,400
$192,000 and above        $40,320    $53,760   $67,200   $80,640     $94,080

      A participant's Covered Compensation is his or her average final salary. "Average Final Salary" under the Pension Plan is the average annual base salary, as reported in the Summary Compensation Table, during the 60 consecutive calendar months in the last 120 calendar months of a participant's Credited Service yielding the highest average annual salary (subject to certain limitations on salary under the Internal Revenue Code with respect to tax-qualified plans). Covered Compensation does not include any other compensation included in the Summary Compensation Table. Credited Service under the Pension Plan is the number of years and months worked for the Corporation and certain of its subsidiaries after attaining age 21 and completing one year of service and is limited to 35 years.

      As of December 31, 1998, the years of Credited Service for Mr. Newman, Mr. de Balmann, Ms. Cirillo, Mr. Hennes and Mr. Shattuck under the Pension Plan (in completed years) was 2, 9, 0, 10 and 0, respectively. Messrs. de Balmann and Hennes are fully vested; Mr. Newman and Ms. Cirillo have been employed by the Corporation for less than five years and are not vested; since the Pension Plan has yet to be amended to include any former Alex. Brown employees, Mr. Shattuck is not a participant in the Pension Plan. Alex. Brown did not maintain a defined benefit retirement plan. Covered Compensation for each of Messrs. Newman, de Balmann and Hennes for 1998 was $160,000, and their annual accrued benefit for December 31, 1998 and payable at age 65 was $4,914, $24,338 and $22,459, respectively.

      Effective January 1, 1999, the Pension Plan was amended to: (i) convert to a cash balance plan (a type of defined benefit plan) for employees active on December 31, 1998. Opening balances were established based upon participants' December 31, 1998 accrued pension benefit plus 5%, GAM83 unisex mortality tables and the thirty (30) year Treasury bond rate for November, 1998. Special transition rules were used for participants eligible to retire under the prior plan and for participants age 50 or greater or whose age and service equaled 60 or greater. Participant cash balance accounts increase through annual Pay Credits (a percentage of base pay, up to the IRS limit, based on age) and monthly Interest Credits (based on the one (1) year Treasury bill rate for the November of the prior year plus 1%); (ii) change the vesting schedule to 25% vested after three (3) years, 50% after four (4) years and 100% after five (5) years of service; and (iii) include former Alex. Brown employees as participants in the Plan effective January 1, 1999 with eligibility (vesting) service from their original date of hire. Opening cash balances at January 1, 1999, for Messrs. Newman, de Balmann and Hennes were $56,090, $219,104 and $75,772 respectively.


                             Bankers Trust Corporation and its Subsidiaries  107

     United States Securities and Exchange Commission Washington, D.C. 20549


                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1998

                                       or

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
      (Address of Principal                                      (Zip Code)
       Executive Offices)

                                 (212) 250-2500
                         (Registrant's Telephone Number,
                   Including Area Code) Securities registered
                      pursuant to Section 12(b) of the Act:

                                                                                                   Name Of Each
                                                                                                   Exchange On
                     Title of Each Class                                                         Which Registered
--------------------------------------------------------------------------------              -----------------------
Common Stock, $1 par value                                                                    New York Stock Exchange
Preferred Share Purchase Rights                                                               New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series Q                                          New York Stock Exchange
Depositary Shares representing a one-hundredth interest in a share of Adjustable
  Rate Cumulative Preferred Stock, Series Q ($2,500 Liquidation Preference)                   New York Stock Exchange
Adjustable Rate Cumulative Preferred Stock, Series R                                          New York Stock Exchange
Depositary Shares representing a one-hundredth interest in a share of Adjustable
  Rate Cumulative Preferred Stock, Series R ($2,500 Liquidation Preference)                   New York Stock Exchange
 7 3/4% Cumulative Preferred Stock, Series S ($2,500 Liquidation Preference)                  New York Stock Exchange
Depositary Shares representing a one-hundredth interest in a share of 73/4%
  Cumulative Preferred Stock, Series S ($2,500 Liquidation Preference)                        New York Stock Exchange

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

                              Yes |X|       No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   | |

      State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999: Common Stock, $1 par value, $8,107,431,242.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 1999: Common Stock, $1 par value, 97,566,226 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


108  Bankers Trust Corporation and its Subsidiaries

Form 10-K Cross-Reference Index

Part I
Item No.                                                                   Pages
  1. Business
     Description of Business                                                  91
     Supplemental Financial Data
      International Operations                                            19, 69
      Distribution of Assets, Liabilities and
        Stockholders' Equity; Interest Rates and
        Interest Differential                                              86-88
      Investment Portfolio                                                    50
      Loan Portfolio                                         36-40, 48-49, 51-52
      Summary of Credit Loss Experience                         31-35, 48-49, 53
      Deposits                                                                90
      Return on Equity and Assets                                             12
      Short-Term Borrowings                                                   54
  2. Properties                                                               93
  3. Legal Proceedings                                                        93
  4. Submission of Matters to a Vote of Security Holders                       *

Part II
  5. Market for Registrant's Common Equity and
      Related Stockholder Matters                                         61, 85
  6. Selected Financial Data                                                  12
  7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                     13
  7a. Quantitative and Qualitative Disclosures
      About Market Risk                                                    23-29
  8. Financial Statements and Supplementary Data
        Bankers Trust Corporation and Subsidiaries
        (Consolidated)                                                     42-46
        Notes to Financial Statements                                      47-81
        Reports of Independent Auditors                                    83-84
        Selected Quarterly Financial Data                                     85
  9. Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                                   *

Part III
 10. Directors and Executive Officers of the Registrant
     Directors                                                                95
     Executive Officers                                                       96
     Section 16(a) Beneficial Ownership
      Reporting Compliance                                                    98
 11. Executive Compensation                                              101-107
 12. Security Ownership of Certain Beneficial Owners
      and Management                                                       97-98
 13. Certain Relationships and Related Transactions                           98

Part IV
Item No.                                                                   Pages
 14. Exhibits, Financial Statement Schedules and
        Reports on Form 8-K
            (a) (1) Financial Statements-See Item 8.
                (2) Financial Statement Schedules
                        All schedules normally required by Form 10-K
                        are omitted since they are either not
                        applicable or the required information is
                        shown in the financial statements or the notes
                        thereto.
               (3) Exhibits
                   3. Articles of Incorporation and By-laws,
                       as amended                                             **
                   4. Instruments Defining the Rights of
                       Security Holders, Including Indentures
                     (i) Preferred Share Purchase Rights                     ***
                     (ii) Long-Term Debt Indentures                          ***
                  10. Material Contracts
                     (i) Contracts not made in the ordinary course
                         of business                                          **
                     (ii) (C) Acquisition or Sale of any Property,
                                Plant or Equipment                            **
                     (ii) (D) Leases for Principal Premises
                                described on page 93                          **
                     (iii) (A) Management Contracts and
                                 Compensation Plans                           **
                  12. Statements Re Computation of Ratios                     **
                  21. Subsidiaries of the Registrant                          **
                  23. Consents of Experts                                     **
                  24. Power of Attorney                                       **
                  27. Financial Data Schedule
            (b) Reports on Form 8-K-The Corporation filed two reports
                  on Form 8-K during the quarter ended December 31, 1998.
                 -- The report dated October 22, 1998 and filed on
                    October 23, 1998, filed the Corporation's Press
                    Release, which announced earnings for the quarter ended September 30, 1998.
                 -- The report dated November 30, 1998 and filed on
                    December 3, 1998, filed the Corporation's announcement that the Corporation and Deutsche Bank
                    A.G. entered into a definitive agreement to merge whereby Bankers Trust will be merged into a wholly-owned subsidiary of Deutsche Bank with Bankers Trust as the surviving corporation.

--------------------------------------------------------------------------------
*     Not applicable.

** A copy of any exhibit not contained herein may be obtained by writing to James T. Byrne, Jr., Office of the Secretary, Bankers Trust Corporation, One Bankers Trust Plaza, 130 Liberty Street, Mail Stop 2310, New York, NY 10006.

*** The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt and preferred share purchase rights issued by the Parent Company or its subsidiaries.

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report. Portions of the 1998 Annual Report to the Corporation's stockholders are not required by the Form 10-K report and are not "filed" as part of the Form 10-K. Only those sections of the Annual Report referenced in the above index are incorporated in the Form 10-K.


                             Bankers Trust Corporation and its Subsidiaries  109

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.

                                        Bankers Trust Corporation


                                        By /s/ JAMES T. BYRNE, JR.
                                               --------------------------------
                                               (James T. Byrne, Jr., Senior Vice
                                               President and Secretary)

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.


FRANK N. NEWMAN*                    Chairman of the Board,
-------------------------------     Chief Executive Officer,
(Frank N. Newman)                   President and Director
                                    (Principal Executive Officer)

RICHARD H. DANIEL*                  Vice Chairman and
-------------------------------     Chief Financial Officer
(Richard H. Daniel)                 (Principal Financial
                                    Officer)

DAVID C. FISHER*                    Controller and
-------------------------------     Principal Accounting Officer
(David C. Fisher)


LEE A. AULT III*                    Director
------------------------------
(Lee A. Ault III)


NEIL R. AUSTRIAN*                   Director
------------------------------
(Neil R. Austrian)


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


N. J. NICHOLAS JR.*                 Director
------------------------------
(N. J. Nicholas Jr.)


RUSSELL E. PALMER*                  Director
------------------------------
(Russell E. Palmer)


DONALD L. STAHELI*                  Director
------------------------------
(Donald L. Staheli)


PATRICIA CARRY STEWART*             Director
------------------------------
(Patricia Carry Stewart)


G. RICHARD THOMAN*                  Director
------------------------------
(G. Richard Thoman)


GEORGE J. VOJTA*                    Vice Chairman
------------------------------      of the Board
(George J. Vojta)                   and Director


PAUL A. VOLCKER*                    Director
------------------------------
(Paul A. Volcker)


*By /s/ JAMES T. BYRNE, JR.
    ---------------------------------------
    (James T. Byrne, Jr., Attorney-in-Fact)


110  Bankers Trust Corporation and its Subsidiaries

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                   Filed Under

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                            BANKERS TRUST CORPORATION


                             Bankers Trust Corporation and its Subsidiaries  119

                            BANKERS TRUST CORPORATION

                           EXHIBIT INDEX TO FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

3.    Articles of Incorporation and By-laws, as amended

      Restated Certificate of Incorporation of the Registrant filed
            with the State of New York on June 9, 1988                       (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on August 30, 1989                                      (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on June 14, 1990                                        (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on March 20, 1992                                       (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on October 27, 1992                                     (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on January 21, 1993                                     (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on June 1, 1993                                         (1)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on August 18, 1993                                      (2)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on March 25, 1994                                       (3)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on August 22, 1994                                      (4)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on June 29, 1995                                        (5)

      By-laws as in effect November 18, 1997                                (24)

      Certificate of Amendment of the Restated Certificate of
            Incorporation of the Registrant filed with the State of
            New York on April 23, 1998                                      (26)

4.    Instruments Defining the Rights of Security Holders, Including Indentures

      (i)a  Rights Agreement, as amended, dated November 26, 1997 describing the terms of the Preferred Share Purchase
                Rights                                                      (18)

      (i)b  Amendment No. 1 to Amended and Restated Rights Agreement,
                dated as of November 30, 1998 between Bankers Trust
                Corporation and Harris Trust and Savings Bank, N.A.         (28)

      (ii)  Long-Term Debt Indentures                                       109

10.   Material Contracts

      (i)   (A) Agreement and Plan of Merger, dated November 30, 1998, by and among Deutsche Bank A.G., Circle Acquisition
                    Corporation and Bankers Trust Corporation               (28)

      (i)   (B) Stock Option Agreement dated November 30, 1998 between
                    Bankers Trust Corporation and Deutsche Bank, A.G.       (28)

      (ii)  (C) Contract of sale for the office building located at
                    280 Park Avenue, New York                               (25)

            (D)   Leases for Principal Premises Described on Page 93

                  Lease Agreement relating to the seven stories of a
                        37-story building located at 14-16 Wall Street       (7)

                  Lease Agreement relating to the eight-story building
                        located in Jersey City, New Jersey                   (8)

                  Lease Agreement relating to the eight-story building
                        located in London, England                           (9)

                  Lease Agreement relating to the three-story building in
                        Nashville, Tennessee                                (10)

                  Synopsis of the Agreement for Sub-Lease and the Sub-Lease
                        relating to the 42-story building located in Sydney,
                        Australia                                           (11)

                  Lease abstract relating to Four World Trade Center, New
                        York                                                132


120  Bankers Trust Corporation and its Subsidiaries

      (iii)(A) Management Contracts and Compensation Plans

            (1)   Employment Contract for Richard H. Daniel                 (12)

            (2)   Partnership for One-hundred Plan--Plan Document, as
                  amended                                                   (20)

            (3)   Employment Agreement for David Marshall                   (13)

            (4)   Consulting Agreement with Paul Volcker                    (13)

            (5)   BT Investments (Australia) Limited Group Notional
                  Equity Participation Plan, as amended                     (13)

            (6)   Employment Contract for Frank N. Newman                   (19)

            (7)   Severance agreement with B.J. Kingdon                     (21)

            (8)   Employment agreement with Mary Cirillo                    (22)

            (9)   Employment agreement with Mayo A. Shattuck III            (23)

            (10)  Employment agreement with Gene Ludwig                     (27)

            (11) Employment agreements in connection with the Agreement and Plan of Merger between Bankers Trust and Deutsche Bank

                  (a)   Frank N. Newman                                     133

                  (b)   Richard H. Daniel                                   134

                  (c)   Mary Cirillo                                        135

                  (d)   Mayo A. Shattuck III                                136

                  (e)   Yves C. de Balmann                                  137

            (12)  1994 Stock Option and Stock Award Plan                    (14)

            (13)  1991 Stock Option and Stock Award Plan                    (15)

            (14)  1985 Stock Option and Stock Award Plan                    (16)
                  January, 1989 amendments thereto                          (11)

            (15)  Additional Capital Accumulation Plan                      (17)

            (16)  The Supplemental Executive Retirement Plan                 (9)

            (17)  Deferred Compensation Plan for Directors                   (6)

            (18)  January, 1989 amendments to the Deferred
                    Compensation Plan for Directors and The Supplemental
                    Executive Retirement Plan                               (14)

            (19)  Partnership for One-Hundred Plan II                       (22)

            (20)  Bankers Trust New York Corporation                        138
                    Change in Control Severance Plan I

            (21)  Split Dollar Insurance Agreement                          (23)

            (22)  Alex. Brown Incorporated 1996 Equity Incentive Plan       (23)

            (23)  Stock Option Agreement, dated as of November 30,
                  1998 between Bankers Trust Corporation and Deutsche
                  Bank A.G.                                                 (28)

12.   Statements Re Computation of Ratios

        Computation of Consolidated Ratios of Earnings to Fixed Charges     123

        Computation of Consolidated Ratios of Earnings to Combined Fixed
            Charges and Preferred Stock Dividend Requirements               124

21.   Subsidiaries of the Registrant                                        125

23.   Consents of Experts                                               126-127

24.   Power of Attorney                                                     128

27.   Financial Data Schedule                                               130

(NOTE: FOOTNOTE REFERENCES FOR THIS INDEX APPEAR ON THE NEXT PAGE.)


                             Bankers Trust Corporation and its Subsidiaries  121

                            BANKERS TRUST CORPORATION
     EXHIBIT INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                              FOOTNOTE REFERENCES

(1) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated September 24, 1993, file number 1-5920.

(2) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated August 6, 1993, file number 1-5920.

(3) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated March 21, 1994, file number 1-5920.

(4) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated August 12, 1994, file number 1-5920.

(5) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated June 29, 1995, file number 1-5920.

(6) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated November 10, 1995, file number 1-5920.

(7) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1986, file number 1-5920.

(8) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1983, file number 1-5920.

(9) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1987, file number 1-5920.

(10) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1992, file number 1-5920.

(11) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1993, file number 1-5920.

(12) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated May 15, 1996, file number 1-5920.

(13) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated November 14, 1996, file number 1-5920.

(14) This document is incorporated by reference from Bankers Trust Corporation's Registration Statement on Form S-8 (No. 33-54971) as filed on August 9, 1994.

(15) This document is incorporated by reference from Bankers Trust Corporation's Registration Statement on Form S-8 (No. 33-41014) as filed on June 10, 1991.

(16) This document is incorporated by reference from Bankers Trust Corporation's Proxy Statement dated as of March 21, 1988, file number 1-5920.

(17) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1989, file number 1-5920.

(18) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated November 26, 1997, file number 1-5920.

(19) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1995, file number 1-5920.

(20) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1996, file number 1-5920.

(21) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated May 15, 1997, file number 1-5920.

(22) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated August 14, 1997, file number 1-5920.

(23) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated November 14, 1997, file number 1-5920.

(24) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated December 2, 1997, file number 1-5920.

(25) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1997, file number 1-5920.

(26) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated April 23, 1998, file number 1-5920.

(27) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated August 14, 1998, file number 1-5920.

(28) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated November 30, 1998, file number 1-5920.


122  Bankers Trust Corporation and its Subsidiaries