Form 10-Q
period 1999-03-31
BANKERS TRUST CORP
filed 1999-05-17
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1999
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1999: Common Stock, $1 par value, 97,683,115 shares.

                         BANKERS TRUST CORPORATION

                         MARCH 31, 1999 FORM 10-Q

                             TABLE OF CONTENTS


                                                                  Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended March 31, 1999 and 1998             2

            Consolidated Statement of Comprehensive Income
              Three Months Ended March 31, 1999 and 1998             3

            Consolidated Balance Sheet
              At March 31, 1999 and December 31, 1998                4

            Consolidated Statement of Changes in Stockholders'
             Equity
               Three Months Ended March 31, 1999 and 1998            5


            Consolidated Statement of Cash Flows
              Three Months Ended March 31, 1999 and 1998             6

            Consolidated Schedule of Net Interest Revenue
              Three Months Ended March 31, 1999 and 1998             7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8

  Item 3. Quantitative and Qualitative Disclosures about Market Risk  33

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders         35

  Item 6. Exhibits and Reports on Form 8-K                            36

SIGNATURE                                                             37

PART I. FINANCIAL INFORMATION

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in millions, except per share data)
                                (unaudited)

                                                                     Increase
THREE MONTHS ENDED MARCH 31,                         1999     1998  (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $1,511   $1,989   $ (478)
  Interest expense                                  1,250    1,587     (337)
Net interest revenue                                  261      402     (141)
Provision for credit losses-loans                       -        -         -
Net interest revenue after provision for
 credit losses-loans                                  261      402     (141)
NONINTEREST REVENUE
  Trading                                             340      191       149
  Fiduciary and funds management                      271      261        10
  Corporate finance fees                              197      331     (134)
  Other fees and commissions                          211      160        51
  Net revenue from equity investments                  99      131      (32)
  Securities available for sale gains (losses)        (4)      (6)         2
  Insurance premiums                                   48       69      (21)
  Other                                                87       94       (7)
Total noninterest revenue                           1,249    1,231        18
NONINTEREST EXPENSES
  Salaries and commissions                            373      336        37
  Incentive compensation and employee benefits        432      497      (65)
  Agency and other professional service fees           91      105      (14)
  Communication and data services                      66       54        12
  Occupancy, net                                       58       46        12
  Furniture and equipment                              69       54        15
  Travel and entertainment                             30       37       (7)
  Provision for policyholder benefits                  63       85      (22)
  Other                                               119      111         8
Total noninterest expenses                          1,301    1,325      (24)
Income before income taxes                            209      308      (99)
Income taxes                                           69       86      (17)

NET INCOME                                         $  140   $  222   $  (82)


NET INCOME APPLICABLE TO COMMON STOCK              $  134   $  211   $  (77)

Cash dividends declared per common share            $1.00    $1.00        $-

EARNINGS PER COMMON SHARE:
  BASIC                                             $1.33    $2.08   $(0.75)

  DILUTED                                           $1.30    $2.01   $(0.71)

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (in millions)
                                (unaudited)


THREE MONTHS ENDED MARCH 31,                                  1999      1998
NET INCOME                                                  $  140      $222

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments, net of tax*       (30)       (9)

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     period, net of tax**                                        -      (20)
    Reclassification adjustment for realized (gains)
     losses, net of tax***                                       -         -
Total other comprehensive income (loss)                       (30)      (29)
COMPREHENSIVE INCOME                                          $110      $193

  * Amounts are net of an income tax benefit of $23 million and $9 million for the three months ended March 31, 1999 and March 31, 1998, respectively.
 ** Amounts are net of income tax expense (benefit) of $16 million and $(16) million for the three months ended March 31, 1999 and March 31, 1998, respectively.
*** Amounts are net of an income tax benefit of $4 million and $6 million for the three months ended March 31, 1999 and March 31, 1998, respectively.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)

                                                   March 31,  December 31,
                                                       1999*          1998
ASSETS
Cash and due from banks                             $  1,753    $  2,837
Interest-bearing deposits with banks                   1,187       2,382
Federal funds sold                                     2,475       2,484
Securities purchased under resale
 agreements                                           21,249      17,053
Securities borrowed                                   18,487      14,709
Trading assets:
 Government securities                                 6,064       5,731
 Corporate debt securities                             4,415       5,519
 Equity securities                                     5,657       5,810
 Swaps, options and other derivatives                 11,223      17,376
 Other trading assets                                 11,820      11,734
Total trading assets                                  39,179      46,170
Securities available for sale                         10,371      12,748
Loans, net of allowance for credit losses
 of $603 at March 31, 1999 and $652
 at December 31, 1998                                 19,690      22,633
Customer receivables                                   1,854       1,524
Accounts receivable and accrued interest               3,677       3,815
Other assets                                           7,184       6,760
Total                                               $127,106    $133,115
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                  $  2,521    $  2,784
  Foreign offices                                      1,790       1,689
Interest-bearing deposits
  Domestic offices                                    15,871      18,259
  Foreign offices                                     16,155      14,602
Total deposits                                        36,337      37,334
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                5,567       4,149
  Equity securities                                    6,066       6,458
  Other trading liabilities                              426         789
 Swaps, options and other derivatives                 10,536      15,857
Total trading liabilities                             22,595      27,253
Securities loaned and securities sold under
  repurchase agreements                               15,889      17,420
Other short-term borrowings                           18,438      16,313
Accounts payable and accrued expenses                  5,277       5,210
Other liabilities, including allowance for
 credit losses of $18 at March 31, 1999
 and December 31, 1998                                 5,351       5,466
Long-term debt not included in risk-based capital     13,939      14,890
Long-term debt included in risk-based capital          3,122       3,113
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                        1,421       1,420
Total liabilities                                    122,369     128,419

STOCKHOLDERS' EQUITY
Preferred stock                                          394         394
Common stock, $1 par value
 Authorized, 300,000,000 shares
 Issued, 105,380,175 shares at March 31, 1999 and
  at December 31, 1998                                   105         105
Capital surplus                                        1,617       1,613
Retained earnings                                      3,452       3,504
Common stock in treasury, at cost:
  1999, 7,726,558 shares;
  1998, 9,666,055 shares                                (828)     (1,056)
Other stockholders' equity                               490         599
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities available
   for sale, net of taxes                               (65)        (65)
  Foreign currency translation, net of taxes           (428)       (398)
Total stockholders' equity                             4,737       4,696
Total                                               $127,106    $133,115

* Unaudited
Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED MARCH 31,                            1999        1998
PREFERRED STOCK
Balance, January 1 and March 31                       $  394      $  658
COMMON STOCK
Balance, January 1 and March 31                          105         105
CAPITAL SURPLUS
Balance, January 1                                     1,613       1,563
Common stock distributed under employee
 benefit plans                                             4          29
Balance, March 31                                      1,617       1,592
RETAINED EARNINGS
Balance, January 1                                     3,504       4,202
Net income                                               140         222
Cash dividends declared
  Preferred stock                                        (5)        (11)
  Common stock                                          (98)        (98)
Treasury stock distributed under employee benefit plans (89)        (90)
Balance, March 31                                      3,452       4,225
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                   (1,056)       (889)
Purchases of stock                                      (66)       (143)
Treasury stock distributed under employee benefit plans  294         229
Balance, March 31                                      (828)       (803)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                       817         901
Deferred stock awards granted, net                       560          77
Deferred stock distributed                             (207)        (89)
Balance, March 31                                      1,170         889
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (218)       (438)
Deferred stock awards granted, net                     (559)        (80)
Amortization of deferred compensation, net                97          87
Balance, March 31                                      (680)       (431)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (398)       (362)
Translation adjustments                                 (53)        (18)
Income taxes applicable to translation adjustments        23           9
Balance, March 31                                      (428)       (371)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                      (65)        (32)
Change in unrealized net gains (losses), after
  applicable income taxes and minority interest            -        (20)
Balance, March 31                                       (65)        (52)

TOTAL STOCKHOLDERS' EQUITY, MARCH 31                  $4,737      $5,812

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

THREE MONTHS ENDED MARCH 31,                            1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   140    $    222
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Provision for policyholder benefits                     63          85
  Deferred income taxes, net                              51        (23)
  Depreciation and other amortization
   and accretion                                         183         102
  Other, net                                               6          17
    Earnings adjusted for noncash charges and credits    443         403
Net change in:
  Trading assets                                       9,804     (3,159)
  Trading liabilities                                (4,519)       1,805
  Receivables and payables from securities
   transactions                                          355       (109)
  Customer receivables                                 (330)        (25)
  Other operating assets and liabilities, net        (1,455)        (87)
Securities available for sale losses                       4           6
Net cash provided by (used in) operating activities    4,302     (1,166)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                 1,204       2,195
  Federal funds sold                                       9       (248)
  Securities purchased under resale agreements       (4,200)     (3,679)
  Securities borrowed                                (3,778)     (6,081)
  Loans                                                2,892     (2,059)
Securities available for sale:
  Purchases                                          (3,354)     (6,373)
  Maturities and other redemptions                       476         441
  Sales                                                2,770         424
Acquisitions of premises and equipment                  (40)        (72)
Other, net                                             (290)       1,466
Net cash used in investing activities                (4,311)    (13,986)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                             (965)       3,567
  Securities loaned and securities sold under
   repurchase agreements                             (1,576)       4,035
  Other short-term borrowings                          2,148       5,299
Issuances of long-term debt                              411       1,983
Repayments of long-term debt                           (935)       (510)
Issuance of preferred stock of subsidiary                  -         304
Purchases of treasury stock                             (66)       (143)
Cash dividends paid                                    (101)       (108)
Other, net                                                12          44
Net cash (used in) provided by financing activities  (1,072)      14,471
Net effect of exchange rate changes on cash              (3)         (3)
NET DECREASE IN CASH AND DUE FROM BANKS              (1,084)       (684)
Cash and due from banks, beginning of period           2,837       2,188
Cash and due from banks, end of period               $ 1,753    $  1,504

Interest paid                                        $ 1,167    $  1,372

Income taxes paid, net                                   $14        $165

Noncash investing activities                             $16       $(15)

Noncash financing activities:
  Conversion of debt to equity                            $-          $9

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                           Three Months Ended
                                                March 31,      Increase
                                           1999      1998     (Decrease)
INTEREST REVENUE
Interest-bearing deposits with banks     $   60    $   98    $  (38)
Federal funds sold                           26        52       (26)
Securities purchased under resale agreements 294      330       (36)
Securities borrowed                         223       275       (52)
Trading assets                              329       634      (305)
Securities available for sale
  Taxable                                   142       137          5
  Exempt from federal income taxes           12        10          2
Loans                                       394       418       (24)
Customer receivables                         31        35        (4)
Total interest revenue                    1,511     1,989      (478)
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                          193       312      (119)
  Foreign offices                           229       259       (30)
Trading liabilities                          68        99       (31)
Securities loaned and securities sold under
 repurchase agreements                      343       386       (43)
Other short-term borrowings                 228       286       (58)
Long-term debt                              161       215       (54)
Trust preferred capital securities           28        30        (2)
Total interest expense                    1,250     1,587      (337)
NET INTEREST REVENUE                     $  261    $  402    $ (141)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


PROPOSED MERGER WITH DEUTSCHE BANK

     On April 27, 1999, the shareholders of Bankers Trust Corporation voted to approve the Corporation's merger with Deutsche Bank. On May 6, 1999, the New York State Banking Board approved the merger. The merger, which is expected to be completed in the second quarter of 1999, is subject to the approval of regulatory authorities in a variety of other jurisdictions.

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


RESULTS OF OPERATIONS

     Bankers Trust Corporation (the "Parent Company") and subsidiaries (collectively, the "Corporation", or the "Firm") earned $140 million for the three months ended March 31, 1999, or $1.30 diluted earnings per share. In the first quarter of 1998, the Corporation earned $222 million, or $2.01 diluted earnings per share.


BUSINESS SEGMENT RESULTS

     During the first quarter of 1999, the Corporation reorganized its business segments. Businesses previously included in the Emerging Markets Group have been transferred to other segments, primarily the Restructuring Portfolio. The Restructuring Portfolio business segment was formed in the first quarter of 1999 and includes the Corporation's exposures (loans, securities, derivatives) that require special monitoring. These exposures are virtually all in emerging markets. The Corporation intends to continue to reduce exposure in the Restructuring Portfolio over a reasonable timeframe.

     In addition, the securities brokerage and portfolio management activities for high net worth individuals, previously included in the Private Client Services Group, have been transferred to Investment Banking. Traditional banking services for high net worth individuals, previously included in Private Client Services Group, are included in Other Business Segments.

     Prior period results have been restated for changes in organizational structure.

     The following tables present results by Business Segment:

                                               Total Non-    Pretax     Net
Three Months Ended March 31, 1999     Total Net  interest   Income/ Income/
(in millions)                          Revenue*  Expenses    (Loss)  (Loss)
Investment Banking                       $  655    $  548     $ 107    $ 72
Trading & Sales                             292       164       128      86
Global Institutional Services               258       223        35      24
Australia/New Zealand/Int'l
 Funds Mgmt                                 161       120        41      27
Restructuring Portfolio                      18       141     (123)    (82)
Other Business Segments                      65        60         5       3
Total Business Segments                   1,449     1,256       193     130
Corporate Items                              61        45        16      10
Total                                    $1,510    $1,301     $ 209    $140

* There were no material intersegment revenues among the business segments.


                                               Total Non-    Pretax     Net
Three Months Ended March 31, 1998     Total Net  interest   Income/ Income/
(in millions)                          Revenue*  Expenses    (Loss)  (Loss)
Investment Banking                       $  816    $  567      $249    $180
Trading & Sales                             226       137        89      64
Global Institutional Services               255       227        28      20
Australia/New Zealand/Int'l
 Funds Mgmt                                 145       107        38      27
Restructuring Portfolio                     134       190      (56)    (40)
Other Business Segments                      72        68         4       2
Total Business Segments                   1,648     1,296       352     253
Corporate Items                            (15)        29      (44)    (31)
Total                                    $1,633    $1,325      $308    $222

* There were no material intersegment revenues among the business segments.


     The Investment Banking business recorded net income of $72 million in the first quarter of 1999 compared to net income of $180 million in the prior year quarter. The current quarter reflected lower revenue from corporate finance activities and private equity investments as compared to the prior year quarter. The year-over-year decrease was partially offset by higher fees for brokerage services.

     Trading & Sales recorded net income of $86 million in the first quarter of 1999, compared to net income of $64 million in the 1998 first quarter. The year-over-year increase was primarily attributable to equity earnings in the Corporation's investment in Long-Term Capital Management, L.P. Excluding this equity pick-up, Trading & Sales results declined reflecting significant reductions in the Corporation's risk positions.

     Global Institutional Services contributed $24 million of net income in the first quarter of 1999, up $4 million from the 1998 first quarter.

     Net income of the Australia/New Zealand/International Funds Management business was $27 million in the first quarter of 1999, unchanged from the first quarter of 1998.

     Restructuring Portfolio net loss in the first quarter of 1999 was $82 million, compared with a net loss of $40 million in the first quarter of 1998. The current quarter reflected the Corporation's reductions in risk in emerging markets.

     Other business segments include the income and expenses of smaller businesses that are not included in the main business segments. Corporate Items include revenue and expenses that have not been allocated to business segments.

     The following table reconciles total net income for business segments to consolidated net income (in millions):

THREE MONTHS ENDED MARCH 31,                            1999        1998
Total net income reported for business segments         $130        $253
Earnings associated with unassigned capital                3          13
Loan net charge-offs in excess of the total provision
 for credit losses-loans                                  32           3
Unallocated costs of corporate staff                     (9)        (15)
Other unallocated amounts                               (16)        (32)
Consolidated net income                                 $140        $222


REVENUE

                           Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                                 Three Months Ended
                                                     March 31,       Increase
                                                   1999      1998   (Decrease)
NET INTEREST REVENUE (in millions)
Book basis                                     $    261  $    402  $  (141)
Tax equivalent adjustment                             9         9         -
Fully taxable basis                            $    270  $    411  $  (141)

AVERAGE BALANCES (in millions)
Interest-earning assets                        $100,160  $113,044 $(12,884)
Interest-bearing liabilities                     97,016   110,259  (13,243)

Earning assets financed by
 noninterest-bearing funds                     $  3,144  $  2,785  $    359

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                  6.15%     7.17%   (1.02)%
Cost of interest-bearing liabilities              5.23      5.84      (.61)
Interest rate spread                               .92      1.33      (.41)
Contribution of noninterest-bearing
 funds                                             .17       .14       .03
Net interest margin                               1.09%     1.47%    (.38)%

     Net interest revenue for the first quarter of 1999 totaled $261 million, down $141 million, or 35 percent, from the first quarter of 1998. The $141 million decrease in net interest revenue was primarily due to a $122 million decrease in trading-related net interest revenue, which totaled $77 million for the first quarter of 1999. Nontrading-related net interest revenue totaled $184 million for the first quarter of 1999 versus $203 million for the comparable period in 1998.

     In the first quarter of 1999, the interest rate spread was 0.92 percent compared to 1.33 percent in the prior year period. Net interest margin decreased to 1.09 percent from 1.47 percent. The yield on interest-earning assets decreased by 102 basis points and the cost of interest-bearing liabilities declined by 61 basis points. Average interest-earning assets totaled $100.2 billion for the first quarter of 1999, down $12.9 billion from the same period in 1998. The decrease was primarily attributable to declines in trading assets and securities borrowed.
Average interest-bearing liabilities totaled $97.0 billion for the first quarter of 1999, down $13.2 billion from the same period in 1998. The decrease was primarily attributable to a decline in interest-bearing deposits.


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

     Combined trading revenue and trading-related net interest revenue for the first quarter of 1999 totaled $417 million, up $27 million from the first quarter of 1998.

     The table below presents the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                          Trading-
                                                           Related
                                                               Net
                                                  Trading Interest
(in millions)                                     Revenue  Revenue    Total
Three months ended March 31, 1999
Interest rate risk                                   $135     $104     $239
Foreign exchange risk                                 106        -      106
Equity and commodity risk                              99     (27)       72
Total                                                $340     $ 77     $417

Three months ended March 31, 1998
Interest rate risk                                   $  3     $180     $183
Foreign exchange risk                                 117        -      117
Equity and commodity risk                              71       19       90
Total                                                $191     $199     $390

     Interest Rate Risk - The increase is primarily due to mark-to-mark valuation adjustments to trading assets for widening counterparty credit spreads in Asia recorded in the first quarter of 1998.

     Foreign Exchange Risk - The decrease in foreign exchange revenue is primarily related to losses incurred in the Asian foreign exchange markets.

     Equity and Commodity Risk - The decrease resulted as the first quarter of 1998 contained stronger revenue from equity arbitrage activities.


                  Noninterest Revenue (Excluding Trading)

     Fiduciary and funds management revenue was $271 million in the first quarter of 1999, up $10 million from the prior year period. The increase was primarily due to higher client processing fees and improved funds management revenue. At March 31, 1999, assets under management were $378 billion compared to $334 billion at March 31, 1998.

     Corporate finance fees of $197 million decreased $134 million from the $331 million earned in the first quarter of 1998. The decline is primarily attributable to lower revenue from underwriting and loan syndication activities.

     Other fees and commissions of $211 million increased $51 million from the prior year quarter. Increased customer trading activity primarily due to the acquisition of NatWest Markets' European equities business in the second quarter of 1998 resulted in higher fees for brokerage services.

     Net revenue from equity investments decreased $32 million from the prior year quarter. The current quarter reflected lower gains on direct equity investments.

     Insurance premium revenue decreased $21 million from the prior year quarter. The decrease reflects the general decline in the Chilean annuities market.

PROVISION AND ALLOWANCES FOR CREDIT LOSSES

     The allowance for credit losses-loans represents management's estimate of probable loan losses that have occurred as of the date of the financial statements. For a more detailed discussion of this topic, refer to page 31 of the Corporation's 1998 Annual Report on Form 10-K.

     The Corporation is in receipt of a letter from the Securities and Exchange Commission's Office of the Chief Accountant related to the Corporation's policies and procedures for determining the allowance for credit losses-loans. As a result, the Corporation is undertaking a comprehensive review of its accounting policies and procedures related to the determination of the allowance for credit losses-loans to ensure that they are appropriate within the framework of generally accepted accounting principles. These policies and procedures will be revised, as necessary, to improve and ensure a systematic, consistently applied and adequately documented process. More specifically, the Corporation intends to revise certain procedures and enhance its documentation governing the estimation of credit losses and related charge-offs.

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

     In April 1999, the FASB staff issued a Viewpoints article, "Application of FASB Statements 5 and 114 to a Loan Portfolio". The article describes the requirements of these Statements and how they relate to each other and responds to questions about the detailed application of those Statements to a loan portfolio. The Corporation will continue to keep abreast of developments in this area and will revise its procedures accordingly.

     The provisions for credit losses and the other changes in the allowances for credit losses are shown below (in millions).

                                                               Quarter Ended
                                                                 March 31,
Allowances for credit losses                                   1999    1998
Loans

Balance, beginning of quarter                                  $652    $699
Provision for credit losses                                       -       -
Net charge-offs
  Charge-offs                                                    60       7
  Recoveries                                                     11       3
Total net charge-offs                                            49       4
Balance, end of quarter                                        $603    $695

Other liabilities

Balance, beginning of quarter                                   $18     $13
Provision for credit losses                                       -       -
Balance, end of quarter                                         $18     $13

     Impaired loans under SFAS 114, were $375 million and $418 million at March 31, 1999 and December 31, 1998, respectively. Included in these amounts were $304 million and $295 million of loans which required a valuation allowance of $97 million and $61 million at those same dates, respectively.


EXPENSES

     As compared to the first quarter of 1998, salaries and commissions expense increased $37 million, or 11 percent, primarily due to an increase in the average number of employees and higher annual salaries.

     Incentive compensation and employee benefits decreased $65 million, or 13 percent, from the prior year quarter due to lower performance-based pay partially offset by the amortization of employee stock awards granted in 1999 for 1998 performance.

     The provision for policyholder benefits expense decreased $22 million from the prior year quarter. The decrease reflects the general decline in the Chilean annuities market.


INCOME TAXES

     Income tax expense for the first quarter of 1999 amounted to $69 million, compared to $86 million in the first quarter of 1998. The effective tax rate was 33 percent for the current quarter and 28 percent for the prior year quarter.


YEAR 2000 READINESS DISCLOSURE

     As discussed on page 18 in the Corporation's 1998 Annual Report on Form 10-K, the Corporation maintains a firm-wide program (the "Year 2000 Program") to prepare its computer systems, applications and infrastructure for properly processing dates after December 31, 1999. The Corporation's Year 2000 Program is proceeding on schedule in accordance with regulatory guidelines.

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

     The Awareness, Assessment and Renovation Phases have been completed. The Validation Phase is substantially complete. The Corporation expects the Validation and Implementation phases to continue through the second quarter of 1999. The remainder of 1999 will focus on the completion of firm-wide risk mitigation and contingency planning. Although the priority given to Year 2000 issues may cause other technology projects to be deferred, the deferral of these other projects is not expected to have a material impact on the Corporation's business or operational controls.

     The Corporation's Year 2000 Program includes a Business Support Group that addresses Year 2000 issues not directly related to technology. This group, which includes representatives from various areas of the Corporation, has subgroups and task forces working on the following programs.

     Facilities Compliance Program - The Year 2000 problem could affect building management systems and other systems critical to the Corporation's business operations. The Corporation's Facilities Year 2000 Compliance Program deals with infrastructure components, including all applicable embedded systems, that are used in a facility (e.g., elevators, HVAC, generators, security systems, etc.) and third-party-provided facilities or services (utilities, landlord services, etc.). The facilities assessment and inventory phases were completed in 1997. Third-party service provider assessment and independent assessment verification began in mid 1998. The Facilities Year 2000 Compliance Program was completed at the end of the first quarter of 1999. Any new locations and/or issues will be addressed as they arise prior to the millennium changeover.

     Counterparty Assessment Program - This program addresses the Year 2000 readiness of counterparties. Counterparty Year 2000 assessment has been incorporated into the standard credit process. At March 31, 1999, the Corporation had substantially completed its assessment of the Year 2000 readiness of its material customers in accordance with FFIEC guidelines. The counterparty assessment program is an ongoing process, which will continue throughout 1999, and for as long as necessary thereafter.

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

     The Corporation's Year 2000 Program considers crisis management efforts for Year 2000 as part of its overall Year 2000 Risk Mitigation and Contingency Planning Program. As with Year 2000 contingency planning generally, the Corporation anticipates that any crisis management structure would leverage off of its pre-existing Business Continuity Planning (BCP)
framework.   As the basis for the Corporation's existing BCP process
primarily focuses on outages and loss of facilities, data centers and applications, it is anticipated that, for Year 2000 purposes, contingency planning, and thus crisis management efforts, will be supplemented for those risks unique to Year 2000.

     Existing BCPs are maintained by each operating unit throughout the firm. Business-aligned BCP Coordinators are responsible for administering these plans. In those instances where a single business is predominant in an office, the business-aligned BCP coordinator from that particular business also serves as the crisis manager. In addition, alternate sites that might be needed due to a Year 2000 related problem will likely be the same sites included and utilized in existing BCPs. All businesses are required to ensure that these sites are Year 2000 compliant.

     As mentioned above, the existing BCP plans will be expanded to include other Year 2000 specific categories, creating a Year 2000 contingency plan
for each core business.   In many cases, the plans have already been
drafted.   The Corporation's goal is to have such plans "complete" by June
30, 1999 in accordance with FFIEC guidelines. The Corporation recognizes that, since there are multiple external factors not within the Corporation's direct control, that will influence the focus of any one contingency plan, the Corporation will endeavor to update plans after June 30, 1999 and up through the end of 1999, and for as long as necessary thereafter.

     The Corporation envisions that a Year 2000 specific crisis management structure will be in place by the end of the third quarter of 1999. As noted above, the Corporation will leverage off of its existing BCP process, which already includes concepts such as Business Recovery Intersect During General Emergencies (BRIDGE) teams, employee notification efforts measures, command centers and recovery efforts. The Corporation anticipates that information on significant outages will be communicated to designated command centers in a similar manner as during the EMU conversion. This group will likely be composed of representation from the Corporation's Year 2000 Program Management Office (PMO), business management, and corporate resource areas.

     The Corporation anticipates that Year 2000 specific contingency plans for core businesses will be validated in accordance with the guidelines of
the FFIEC by June 30, 1999.   The Corporation will consider such plans to
be validated by one or more of the following: 1) large-scale physical testing (in addition to business compliance testing); 2) business walk-throughs of contingency plans; and, 3) peer reviews by internal business management, including those independent from the actual creation of the plan. In addition, the Corporation actively participates in industry wide tests and reviews its progress against industry benchmarks through participation in Global 2000 and other forums.

     The Corporation incurred approximately $16 million for the first quarter of 1999 for Year 2000 expenditures. Based on information currently available, the Corporation expects its Year 2000 expenditures for 1999 and over the next year to be approximately $90 million to $130 million. A significant portion of these expenditures are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources.

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

     The Corporation is currently evaluating its systems needs in connection with the proposed merger with Deutsche Bank. As a result of the merger, the Corporation's Year 2000 expenditures for the remainder of 1999 and 2000 could differ from current estimates.




<17>

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

     The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

Three Months Ended March 31,                            1999      1998
Numerator
  Net income                                            $140  $    222
  Preferred stock dividends                              (6)      (11)
  Numerator for basic and diluted earnings per
   share - net income applicable to common stockholders  134       211
Denominator
  Denominator for basic earnings per share -
   Weighted-average shares outstanding               100.658   101.357
  Effect of dilutive securities
    Options                                             .589     1.811
    Convertible subordinated debentures                 .259      .463
    Deferred stock                                     1.451     1.492
  Dilutive potential common shares                     2.299     3.766
    Denominator for diluted earnings per share -
     adjusted weighted-average shares after
     assumed conversions                             102.957   105.123

Basic earnings per share                               $1.33     $2.08

Diluted earnings per share                             $1.30     $2.01

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                              CONDENSED AVERAGE BALANCE SHEETS
                                                         (in millions)
                                                 1st Qtr  4th Qtr  Increase
                                                 1999      1998   (Decrease)
ASSETS
 Interest-earning
  Interest-bearing deposits with banks       $  2,878  $  2,370   $   508
  Federal funds sold                            2,182     3,445   (1,263)
  Securities purchased under resale
   agreements                                  19,165    19,316     (151)
  Securities borrowed                          18,516    17,903       613
  Trading assets                               21,402    25,206   (3,804)
  Securities available for sale
    Taxable                                     9,573    10,038     (465)
    Exempt from federal income taxes            1,645     1,692      (47)
Total securities available for sale            11,218    11,730     (512)
  Loans
    Domestic offices                           12,953    12,847       106
    Foreign offices                            10,094    10,417     (323)
Total loans                                    23,047    23,264     (217)
Customer receivables                            1,752     1,622       130
Total interest-earning assets                 100,160   104,856   (4,696)
 Noninterest-earning
  Cash and due from banks                       3,053     2,721       332
  Noninterest-earning trading assets           23,224    29,650   (6,426)
  All other assets                             11,390    11,853     (463)
  Less: Allowance for credit losses-loans         647       665      (18)
Total                                        $137,180  $148,415 $(11,235)

LIABILITIES
 Interest-bearing
  Interest-bearing deposits
    Domestic offices                         $ 16,854  $ 18,891 $ (2,037)
    Foreign offices                            17,988    16,650     1,338
Total interest-bearing deposits                34,842    35,541     (699)
  Trading liabilities                           5,211     5,918     (707)
  Securities loaned and securities sold
   under repurchase agreements                 21,032    20,650       382
  Other short-term borrowings                  17,006    19,247   (2,241)
  Long-term debt                               17,505    18,645   (1,140)
  Trust preferred capital securities            1,420     1,419         1
Total interest-bearing liabilities             97,016   101,420   (4,404)
 Noninterest-bearing
  Noninterest-bearing deposits                  4,253     4,362     (109)
  Noninterest-bearing trading liabilities      19,962    26,454   (6,492)
  All other liabilities                        11,182    11,271      (89)
Total liabilities                             132,413   143,507  (11,094)

PREFERRED STOCK OF SUBSIDIARY                       -       144     (144)

STOCKHOLDERS' EQUITY
 Preferred stock                                  394       394         -
 Common stockholders' equity                    4,373     4,370         3
Total stockholders' equity                      4,767     4,764         3
Total                                        $137,180  $148,415 $(11,235)

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows:

                                                   March 31,  December 31,
(in millions)                                           1999          1998
Fair value                                           $10,371     $12,748
Amortized cost                                        10,472      12,903
Excess of amortized cost over
 fair value*                                        $  (101)    $  (155)

* Components:
    Unrealized gains                                   $ 205       $ 264
    Unrealized losses                                  (306)       (419)
                                                      $(101)      $(155)

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                       At March 31,          Average During
                                          1999               1st Qtr. 1999
                                             (Liabi-                  (Liabi-
(in millions)                       Assets   lities)         Assets   lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                   $ 25,077 $(24,897)       $ 26,420 $(26,008)
Interest Rate Contracts
  Forwards                             188     (189)            271     (270)
  Options purchased                  1,741                    2,082
  Options written                            (1,760)                  (1,994)
Foreign Exchange Rate Contracts
  Spot and Forwards                  9,785   (9,504)         14,130  (13,555)
  Options purchased                  1,146                    1,171
  Options written                              (913)                    (968)
Equity-related contracts             6,318   (6,304)          7,328   (7,422)
Commodity-related and other contracts  783     (851)            974   (1,012)

Exchange-Traded Options
Interest Rate                            5       (4)             11       (4)
Foreign exchange                         2       (2)             11      (21)
Commodity                                8      (17)              8      (12)
Equity                                 224     (149)            380     (253)
Total Gross Fair Values             45,277  (44,590)         52,786  (51,519)
Impact of Netting Agreements      (34,054)    34,054       (36,553)    36,553
                                  $ 11,223(1)               $16,233

                                           $(10,536)(1)              $(14,966)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                    At December 31,        Average During
                                          1998              4th Qtr. 1998
                                             (Liabi-                (Liabi-
(in millions)                       Assets   lities)        Assets  lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                  $  26,923 $(26,401)        $29,422 $(27,742)
Interest Rate Contracts
  Forwards                             188     (193)            326     (319)
  Options purchased                  2,236                    2,156
  Options written                            (2,111)                  (2,155)
Foreign Exchange Rate Contracts
  Spot and Forwards                 17,851  (17,169)         18,364  (18,097)
  Options purchased                  1,254                    1,350
  Options written                            (1,048)                  (1,152)
Equity-related contracts             5,508   (5,672)          4,956   (5,424)
Commodity-related and other contracts  966     (970)            824     (808)

Exchange-Traded Options
Interest Rate                           12       (4)              9      (7)
Foreign exchange                        30      (39)             33     (32)
Commodity                                8       (9)              2      (5)
Equity                                 531     (372)            652    (421)
Total Gross Fair Values             55,507  (53,988)         58,094 (56,162)
Impact of Netting Agreements      (38,131)    38,131       (36,835)   36,835

                                   $17,376(1)               $21,259

                                           $(15,857)(1)             $(19,327)

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

     Total net end-user derivative unrealized gains were $71 million at March 31, 1999 compared with unrealized gains of $264 million at December 31, 1998. The $193 million decrease was primarily due to an increase in interest rates.

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


                                                  Other         Net invest-
                                                 short-         ments in
               Securities              Interest-   term Long-   foreign
(in millions)  available        Other  bearing  borrow- term    subsi-
March 31, 1999 for sale   Loans assets deposits    ings debt(1) diaries  Total

Interest Rate Swaps(2)
  Pay Variable
   Unrealized Gain $ 16   $  8    $ -    $ 127     $ 14  $323      $ -  $ 488
   Unrealized (Loss) (3)    (8)     -      (71)      (9)  (58)       -   (149)
Pay Variable Net     13      -      -       56        5   265        -    339
Pay Fixed
   Unrealized Gain    2      -      -        6        -     4        -     12
   Unrealized (Loss) (69)  (71)     -      (61)     (13)  (27)       -   (241)
Pay Fixed Net       (67)   (71)     -      (55)     (13)  (23)       -   (229)
Total Unrealized
   Gain              18      8      -      133       14   327        -    500
Total Unrealized
   (Loss)           (72)   (79)     -     (132)     (22)  (85)       -   (390)
Total Net          $(54)  $(71)   $ -    $   1     $ (8)  $242     $ -  $ 110

Forward Rate Agreements
  Unrealized Gain $  -    $  -    $ -      $ -     $  - $   -      $ -   $ -
  Unrealized (Loss)  -       -      -        -        -     -        -     -
Net               $  -    $  -    $ -      $ -     $  - $   -      $ -   $ -

Currency Swaps and Forwards
  Unrealized Gain  $ -     $ -    $ -      $ 5      $ 1   $ 43     $ 14  $ 63
  Unrealized (Loss) (5)      -      -        -       (1)   (63)     (30)  (99)
Net                $(5)    $ -    $ -      $ 5      $ -   $(20)    $(16) $(36)

Other Contracts
  Unrealized Gain  $ -      $-    $ -      $ -      $ -   $ -      $ -    $ -
  Unrealized (Loss) (3)      -      -        -        -     -        -     (3)
Net                $(3)     $-    $ -      $ -      $ -   $ -      $ -    $(3)

Total Unrealized
 Gain             $ 18    $  8    $ -    $ 138     $ 15  $ 370     $ 14  $ 563
Total Unrealized
 (Loss)            (80)    (79)     -     (132)     (23)  (148)     (30) (492)
Total Net         $(62)   $(71)    $ -   $   6     $ (8) $ 222     $(16) $  71

(1) Includes trust preferred capital securities.
(2) Includes swaps with embedded options to cancel.

                                                Other           Net invest-
                                                short-          ments in
               Securities             Interest- term    Long-   foreign
(in millions)  available       Other  bearing   borrow- term    subsi-
Dec 31, 1998   for sale  Loans assets deposits  ings    debt(1) diaries  Total

Interest Rate Swaps(2)
  Pay Variable
   Unrealized Gain  $ 64   $  8   $  -     $149     $ 17  $471     $  -  $ 709
   Unrealized (Loss)  (3)    (7)     -      (13)     (14)  (55)       -   (92)
Pay Variable Net      61      1      -      136        3   416        -    617
Pay Fixed
   Unrealized Gain     6      -      -        3        -     7        -     16
   Unrealized (Loss) (129)  (76)   (13)     (70)     (16)  (30)       -  (334)
Pay Fixed Net       (123)   (76)   (13)     (67)     (16)  (23)       -  (318)
Total Unrealized
   Gain               70      8      -      152       17   478        -    725
Total Unrealized
   (Loss)           (132)   (83)   (13)     (83)     (30)  (85)       -  (426)
Total Net           $(62)  $(75)  $(13)    $ 69    $ (13)  $393    $  -  $ 299

Forward Rate Agreements
  Unrealized Gain $  -    $  -    $ -     $  -      $ - $   -     $  - $   -
  Unrealized (Loss)  -       -      -        -        -     -        -     -
Net               $  -    $  -    $ -     $  -      $ - $   -     $  - $   -

Currency Swaps and Forwards
  Unrealized Gain  $ 6     $ -    $ -     $  5      $ 1  $ 76     $ 19  $ 107
  Unrealized (Loss) (7)     (3)    (1)      (4)      (1)  (89)     (34)  (139)
Net                $(1)    $(3)   $(1)    $  1      $ -  $(13)    $(15) $ (32)

Other Contracts
  Unrealized Gain  $ -     $ -    $ -     $  -      $ - $   -     $  -  $   -
  Unrealized (Loss) (3)      -      -        -        -     -        -     (3)
Net                $(3)    $ -    $ -     $  -      $ - $   -     $  -  $  (3)

Total Unrealized
 Gain            $  76    $  8    $ -     $157      $18  $ 554     $ 19  $ 832
Total Unrealized
 (Loss)           (142)    (86)   (14)     (87)     (31) (174)     (34)  (568)
Total Net        $ (66)   $(78)  $(14)    $ 70     $(13) $ 380     $(15) $ 264

(1) Includes trust preferred capital securities.
(2) Includes swaps with embedded options to cancel.

     For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):


At March 31, 1999
Notional
Amount             Paying Variable            Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional


1999            $47,093    5.71%    4.98%   $6,700   5.21%    5.14%  $53,793

2000-2001        15,691    5.34     4.93     4,120    4.88    6.10    19,811

2002-2003         5,404    4.72     4.21       973    4.28    4.74     6,377

2004 and
 thereafter       7,400    5.70     5.11     1,598    5.31    5.68     8,998
Total           $75,588                    $13,391                   $88,979

     All rates were those in effect at March 31, 1999. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



At December 31, 1998
Notional
Amount             Paying Variable            Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional


1999            $55,494     5.37%   5.18%   $8,704    5.34%    5.54% $64,198

2000-2001         9,802     5.63     5.32    3,266    4.94     6.49   13,068

2002-2003         5,601     5.48     4.51      983    4.15     5.04    6,584

2004 and
  thereafter      8,071     6.49     4.90    2,120    5.28     6.34   10,191
Total           $78,968                    $15,073                   $94,041

     All rates were those in effect at December 31, 1998. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

REGULATORY CAPITAL

     The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's ("FRB") risk-based capital guidelines address the capital adequacy of bank holding companies and banks (collectively, "banking organizations"). These guidelines include: a definition of capital, a framework for calculating risk-weighted assets, and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualified capital by its risk-weighted assets. The FRB also has a minimum leverage ratio which is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets. The Corporation's 1998 Annual Report on Form 10-K, on pages 22 and 62, provides a detailed discussion of these guidelines and regulations.

     Based on their respective regulatory capital ratios as of March 31, 1999, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the applicable regulations.

     The Corporation's and BTCo's ratios are presented in the table below.

                                                       FRB
                                                       Minimum  To Be Well
                              Actual        Actual     for      Capitalized
                               as of         as of     Capital        Under
                           March 31,  December 31,     Adequacy  Regulatory
                                1999          1998     Purposes  Guidelines
Corporation
 Risk-Based Capital Ratios
  Tier 1 Capital                8.1%          7.5%      4.0%         6.0%
  Total Capital                14.5%         13.6%      8.0%        10.0%

 Leverage Ratio                 3.8%          3.5%      3.0%          N/A

BTCo
 Risk-Based Capital Ratios
  Tier 1 Capital               11.8%         10.5%      4.0%         6.0%
  Total Capital                13.7%         13.4%      8.0%        10.0%

 Leverage Ratio                 6.4%          5.7%      3.0%         5.0%

N/A Not Applicable

     The following are the essential components used in calculating the Corporation's and BTCo's risk-based capital ratios:

                                                Actual as of  Actual as of
                                                   March 31,  December 31,
(in millions)                                           1999          1998
Corporation
  Tier 1 Capital                                      $5,073      $5,069
  Tier 2 Capital                                       3,587       3,812
  Tier 3 Capital                                         400         400
Total Capital                                         $9,060      $9,281

  Total risk-weighted assets                         $62,567     $67,980

BTCo
  Tier 1 Capital                                      $6,785     $ 6,682
  Tier 2 Capital                                       1,097       1,858
Total Capital                                         $7,882     $ 8,540

Total risk-weighted assets                           $57,556     $63,748


     Comparing March 31, 1999 to December 31, 1998, the Corporation's Tier 1 Capital ratio increased 60 basis points due to the decrease in risk-weighted assets of $5.4 billion, primarily related to lower balances for loans and trading derivatives at March 31, 1999. The Total Capital ratio increased 90 basis points because of the decrease in risk-weighted assets, offset by a decrease in Total Capital of $221 million. The Leverage ratio increased by 30 basis points due to a decrease in the quarterly average assets.

     BTCo's Tier 1 Capital ratio increased 130 basis points as a result of an increase in Tier 1 Capital of $103 million and a decrease in risk-weighted assets of $6.2 billion, primarily related to lower balances for loans and trading derivatives at March 31, 1999. The Total Capital ratio increased 30 basis points due to the decrease in risk-weighted assets being offset by the decrease in Tier 2 Capital of $761 million, primarily caused by the retirement of qualifying subordinated debt. The Leverage ratio increased by 70 basis points due to the increase in Tier 1 Capital and a decrease in the quarterly average assets.

RISK MANAGEMENT

     Market risk is the risk of losses in the value of the Corporation's portfolio due to movements in market prices and rates. Market risk arises from the Corporation's investment, trading, and client activities. This section discusses changes in the Corporation's market-risk profile as characterized by the quantitative information presented on pages 23 to 28 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 ("Annual Report").

     The management of market risk continues to be a key focus for the Firm. The Firm employs regular stress testing, scenario analyses and statistical measures of potential loss in order to identify and control market risk. Table 1 below shows the results of the statistical measures of loss in the first quarter of 1999 and all of 1998 for the set of financial assets and liabilities whose values are functions of market traded variables irrespective of accounting intention. This measure shows the 99th percentile loss potential of the Firm assuming the Firm's positions are held unchanged for 10 days. This measure is commonly known as Value-at-Risk (VaR) and is computed according to standards set by the Federal Reserve for determining regulatory capital required for market risk. Table 2 shows the same information for the subset of these positions that appear as Trading Assets on the Corporation's balance sheet.

Table 1
BT Corporation Total Ten-Day Value at Risk
(in millions)

                                   Three Months
                             1998          1999  December 31,    March 31,
Risk Class                 Average      Average          1998         1999
Interest Rate              $101.4        $73.2        $ 77.4       $ 66.6
Currency                     35.5         16.3          26.0          9.5
Equity                       88.0         99.4         105.0         86.4
Commodity                     4.2          4.2           3.9          4.1
Diversification             (67.9)      (59.5)        (64.7)        (52.0)
Overall Portfolio          $161.2       $133.6        $147.6       $114.6

Table 2
BT Corporation Trading Ten-Day Value at Risk
(in millions)

                                   Three Months
                             1998          1999  December 31,    March 31,
Risk Class                 Average      Average          1998         1999
Interest Rate              $ 61.1       $ 41.5        $ 52.2       $ 38.3
Currency                     34.8         16.2          22.0          9.5
Equity                       57.0         46.5          51.2         35.8
Commodity                     4.2          4.2           3.9          4.1
Diversification             (53.7)      (37.9)        (47.5)        (30.9)
Overall Portfolio           103.4        $70.5         $81.8       $ 56.8


     Table 1 shows that the Corporation's overall market-risk exposure declined during the first quarter of 1999 on an average and spot basis by
17 percent and 22 percent, respectively.    The overall decline was driven
by declines in interest rate and currency risk. Although average equity risk rose by 13 percent during the quarter in comparison with the 1998 average, the quarterly average declined by 5 percent from the December 31 level. On a spot basis, equity risk declined by 18 percent as of March 31
in comparison with the December 31 level.   These reductions represent a
continuation of the overall decline in risk levels that began in the third quarter of 1998, when the Corporation sharply reduced its risk exposures in response to market turbulence experienced during the period.

     Table 2 shows that the Corporation's risk levels from Trading Assets declined even more sharply during this period than the risk levels reported in Table 1, declining on an average and spot basis by 32 percent and 31 percent, respectively. The decline was evident across all significant risk areas. Furthermore, on no occasion during the quarter did the Corporation exceed its one-day, one-percent, value-at-risk statistic for trading account positions.

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

     One of the Corporation's principal liquidity strengths is its stock of highly liquid assets. An important component of these liquid assets is the "liquidity warehouse" and the aggregate warehouse size relative to maturing liabilities. The "liquidity warehouse" is defined as liquid assets which are under the direct control of the Treasury/Funding area and which can be liquidated at current market value on a timely basis.


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at March 31, 1999 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval
                                                             Non-
                                                        interest-
(in billions)             Within     1 - 5      After     bearing
March 31, 1999            1 year     years    5 years       funds   Total
Assets                    $ 85.2     $ 6.5      $ 4.9      $ 30.5  $ 127.1
Liabilities and preferred
 stock                     (78.9)     (4.9)      (7.5)      (31.5)  (122.8)
Common stockholders' equity    -         -          -        (4.3)    (4.3)
Effect of off-balance sheet
 hedging instruments        (5.0)      3.4        1.6           -      -
Interest rate sensitivity
  gap                     $  1.3     $ 5.0      $(1.0)     $ (5.3)     -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                March 31,   December 31,
                                                     1999           1998
CASH BASIS LOANS
  Domestic
    Commercial and industrial                        $ 74           $ 91
    Secured by real estate                             77             86
    Financial institutions                             15             15
    Other                                               1              -
Total domestic                                        167            192
  International
    Commercial and industrial                         106            135
    Secured by real estate                             14             18
    Foreign governments                                15             23
    Lease financings                                    7              7
    Other                                              18             17
Total international                                   160            200
Total cash basis loans                               $327           $392

Ratio of cash basis loans to total gross loans        1.6%           1.7%

Ratio of allowance for credit losses-loans to
 cash basis loans                                    184%           166%

RENEGOTIATED LOANS
  Secured by real estate                              $25            $25
  Other                                                 -              1
Total renegotiated loans                              $25             26

OTHER REAL ESTATE                                     $92            $87

OTHER NONPERFORMING ASSETS                             $8             $8


     There were no loans 90 days or more past due and still accruing interest at March 31, 1999 and December 31, 1998.

     An analysis of the changes in the Corporation's total cash basis loans during the first three months of 1999 follows (in millions):


Balance, December 31, 1998                                         $ 392
Net transfers to cash basis loans                                     23
Net transfers to other real estate                                  (11)
Net paydowns                                                        (16)
Charge-offs                                                         (60)
Other                                                                (1)
Balance, March 31, 1999                                            $ 327


     The Corporation's total cash basis loans amounted to $327 million at March 31, 1999, down $65 million, or 17 percent, from December 31, 1998.

     Within cash basis loans, loans secured by real estate were $91 million and $104 million at March 31, 1999 and December 31, 1998, respectively. Commercial and industrial loans to highly leveraged borrowers were $55 million and $66 million at March 31, 1999 and December 31, 1998, respectively.

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


                                                         Three Months Ended
                                                              March 31,
 (in millions)                                          1999        1998
Domestic Loans
 Gross amount of interest that would have
  been recorded at original rate                          $4          $3
 Less, interest, net of reversals, recognized
  in interest revenue                                      2           2
Reduction of interest revenue                              2           1
International Loans
 Gross amount of interest that would have
  been recorded at original rate                           5           2
 Less, interest, net of reversals, recognized
  in interest revenue                                      4           1
Reduction of interest revenue                              1           1
Total reduction of interest revenue                       $3          $2

EMERGING MARKETS CROSS-BORDER EXPOSURES(1)

                                                         % Change from
                               March 31,   December 31,   December 31,
($ in billions)                     1999           1998           1998
Korea, Republic of                  $0.9           $0.8          13%
Indonesia                            0.4            0.4           -%
Hong Kong                            0.3            0.4         (25)%
Thailand                             0.2            0.2           -%
Malaysia                             0.1            0.1           -%
Other(2)                             0.6            0.8         (25)%
Total Emerging Asia                 $2.5           $2.7          (7)%


Brazil                              $0.6           $0.7         (14)%
Mexico                               0.5            0.6         (17)%
Argentina                            0.4            0.5         (20)%
Venezuela                              -            0.1        (100)%
Other(3)                             0.6            0.6           -%
Total Latin America                 $2.1           $2.5         (16)%

Russian Federation                  $0.2           $0.2           -%

Total                               $4.8           $5.4         (11)%

As a % of Total Assets               3.8%           4.1%

(1) Based on FFIEC instructions. Shown by country of ultimate risk. Excludes local country claims on local residents.
(2) Includes Peoples Republic of China, Republic of Taiwan, India, Philippines, Singapore and Sri Lanka.
(3) Includes Chile, Colombia, Peru, Ecuador, Nicaragua, Panama and Uruguay.

ACCOUNTING DEVELOPMENTS

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption as of January 1, 1999 of SOP 98-1 did not have a material impact on the Corporation's net income, stockholders' equity or total assets.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS 133 is effective on January 1, 2000 for calendar year companies. Depending on the underlying risk management strategy, the accounting for these products under the new standard could affect reported earnings and balance sheet accounts. The Corporation continues to evaluate the potential impact of the new standard as plans for implementation proceed.

SUBSEQUENT EVENTS

     An appeal was recently argued in the Arizona State court action against the Corporation arising from the 1986 leveraged buyout of the Kroy Company. In January of 1998, a jury awarded the plaintiffs in this action $18.3 million in compensatory damages and punitive damages of $30 million. Plaintiffs assert that any compensatory damages in this matter are subject to trebling, and seek interest on any judgment. The Corporation's post-trial motion for reduction of the jury's award was granted in part, giving plaintiffs the option of either accepting a judgment for $15 million or a new trial on damages if they declined that amount. The plaintiffs did not accept the reduced judgment and appealed the judge's ruling. The Corporation filed a cross appeal. On April 20, 1999, the Arizona Court of Appeals granted the plaintiffs' appeal in part and denied it in part, reinstating the jury award of $18.3 million in compensatory damages, plus any prejudgment interest, trebling and attorney's fees and costs. The court upheld the lower court's reduction of punitive damages to $5 million and gave the plaintiffs the option of a new trial on punitive damages alone if they decline that amount. The Corporation's cross appeal was denied. The Corporation has filed a petition for rehearing with the Arizona Court of Appeals.

     On April 26, 1999, BT (Pacific) Limited ("BT Pacific"), a wholly-owned subsidiary of the Corporation, entered into a Sale and Purchase Agreement with Banvida S.A. and P&S S.A. (together, the "Purchasers") under which BT Pacific has agreed, subject to the terms and conditions thereof, to sell its 50 percent ownership interest in BT (Pacific) Limited y Compania Limitada ("Limitada") to the Purchasers. Limitada owns over 99 percent of the shares of Compania de Seguros de Vida - Consorcio Nacional de Seguros S.A. and 100 percent of the shares of Compania de Seguros de Vida Vitalis S.A., Chilean life insurance companies, and indirectly owns 50 percent of the shares of Interseguros Compania de Seguros S.A., a Peruvian life insurance company. The total consideration to be paid to BT Pacific in respect of the sale is $153 million. The sale is scheduled to close in the second quarter of 1999. The Corporation expects the impact on its results of operations to be nominal.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" on page 26 for Quantitative and Qualitative Disclosures About Market Risk.

FORWARD-LOOKING STATEMENTS

     Certain sections of this report contain forward-looking statements and can be identified by the use of such words as "anticipates," "expects," and "estimates," and similar expressions. See "Year 2000 Readiness Disclosure". These statements are subject to certain risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the current statements. See also "Important Factors Relating to Forward-Looking Statements" contained in the Corporation's Annual Report.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) A Special Meeting of Shareholders was held on April 27, 1999 to vote on the Corporation's proposed merger with a subsidiary of Deutsche Bank A.G.

  (c) The following are the voting results on the matter which was submitted to the shareholders:


                                                                    Unvoted
                                         For      Against  Abstain   Shares

Resolutions
Adoption of Merger Agreement       68,647,881   1,280,154  253,863  27,466,302







     The text of the matters referred to under this Item 4 is set forth in the Proxy Statement dated March 23, 1999 previously filed with the Commission.




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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

     (b) Reports on Form 8-K - Bankers Trust Corporation filed three reports on Form 8-K during the quarter ended March 31, 1999.

         - The report filed January 22, 1999, filed the Corporation's Press
           Release dated January 21, 1999, which announced earnings for the quarter ended December 31, 1998.

         - The report dated March 11, 1999 and filed March 12, 1999 announced that the Corporation had reached an agreement with the United States Attorney's Office in the Southern District of New
           York to resolve an investigation concerning inappropriate transfers of unclaimed funds and related record keeping problems that occurred between 1994 and early 1996.

         - The report dated March 18, 1999 and filed March 19, 1999 announced that a decision had been made to sell BT Funds Management, the asset management arm of the Registrant in Australia.








SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.


                                   BANKERS TRUST CORPORATION



                                   BY: /S/ DAVID C. FISHER
                                           DAVID C. FISHER
                                           Controller and
                                           Principal Accounting Officer









                         BANKERS TRUST CORPORATION
                                 FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1999

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



