Form 10-Q
period 1999-06-30
BANKERS TRUST CORP
filed 1999-08-16
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1999
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes    X                                  No _______


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 31, 1999: Common Stock, $1 par value, 1 share.

                         BANKERS TRUST CORPORATION

                          JUNE 30, 1999 FORM 10-Q

                             TABLE OF CONTENTS


                                                                    Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended June 30, 1999 and 1998                2
              Six Months Ended June 30, 1999 and 1998                  3

            Consolidated Statement of Comprehensive Income
              Three Months Ended June 30, 1999 and 1998 and
              Six Months Ended June 30, 1999 and 1998                  4

            Consolidated Balance Sheet
              At June 30, 1999 and December 31, 1998                   5

            Consolidated Statement of Changes in Stockholders'
             Equity
               Six Months Ended June 30, 1999 and 1998                 6

            Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1999 and 1998                  7

            Consolidated Schedule of Net Interest Revenue
              Three Months and Six Months Ended
               June 30, 1999 and 1998                                  8


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as supplemented by the first quarter
1999 Form 10-Q.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9

  Item 3. Quantitative and Qualitative Disclosures about Market Risk  38

PART II.  OTHER INFORMATION

  Item 5. Other Information                                           39

  Item 6. Exhibits and Reports on Form 8-K                            39

SIGNATURE                                                             41

PART I. FINANCIAL INFORMATION

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                               (in millions)
                                (unaudited)

                                                                     Increase
THREE MONTHS ENDED JUNE 30,                          1999     1998  (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $1,293   $2,305  $(1,012)
  Interest expense                                  1,057    1,939     (882)
Net interest revenue                                  236      366     (130)
Provision for credit losses-loans                    (25)        -      (25)
Net interest revenue after provision for
 credit losses-loans                                  261      366     (105)
NONINTEREST REVENUE
  Trading                                           (407)       37     (444)
  Fiduciary and funds management                      284      285       (1)
  Corporate finance fees                              245      392     (147)
  Other fees and commissions                          153      206      (53)
  Net revenue from equity investments                   9       73      (64)
  Securities available for sale gains (losses)      (139)       50     (189)
  Insurance premiums                                   38       59      (21)
  Other                                             (175)       80     (255)
Total noninterest revenue                               8    1,182   (1,174)
NONINTEREST EXPENSES
  Salaries and commissions                            337      361      (24)
  Incentive compensation and employee benefits        283      417     (134)
  Change in control related incentive
   compensation and employee benefits               1,101        -     1,101
  Agency and other professional service fees          159      147        12
  Communication and data services                      66       61         5
  Occupancy, net                                       62       54         8
  Furniture and equipment                              69       56        13
  Travel and entertainment                             54       42        12
  Provision for policyholder benefits                  51       74      (23)
  Other                                               161      108        53
  Restructuring charge                                459        -       459
Total noninterest expenses                          2,802    1,320     1,482
Income (loss) before income taxes                 (2,533)      228   (2,761)
Income taxes (benefit)                              (585)       64     (649)

NET INCOME (LOSS)                                $(1,948)   $  164  $(2,112)

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                               (in millions)
                                (unaudited)

                                                                     Increase
SIX MONTHS ENDED JUNE 30,                            1999     1998  (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $2,804   $4,294  $(1,490)
  Interest expense                                  2,307    3,526   (1,219)
Net interest revenue                                  497      768     (271)
Provision for credit losses-loans                    (25)        -      (25)
Net interest revenue after provision for
 credit losses-loans                                  522      768     (246)
NONINTEREST REVENUE
  Trading                                            (67)      228     (295)
  Fiduciary and funds management                      555      546         9
  Corporate finance fees                              442      723     (281)
  Other fees and commissions                          364      366       (2)
  Net revenue from equity investments                 108      204      (96)
  Securities available for sale gains (losses)      (143)       44     (187)
  Insurance premiums                                   86      128      (42)
  Other                                              (88)      174     (262)
Total noninterest revenue                           1,257    2,413   (1,156)
NONINTEREST EXPENSES
  Salaries and commissions                            710      697        13
  Incentive compensation and employee benefits        715      914     (199)
  Change in control related incentive
   compensation and employee benefits               1,101        -     1,101
  Agency and other professional service fees          250      252       (2)
  Communication and data services                     132      115        17
  Occupancy, net                                      120      100        20
  Furniture and equipment                             138      110        28
  Travel and entertainment                             84       79         5
  Provision for policyholder benefits                 114      159      (45)
  Other                                               280      219        61
  Restructuring charge                                459        -       459
Total noninterest expenses                          4,103    2,645     1,458
Income (loss) before income taxes                 (2,324)      536   (2,860)
Income taxes (benefit)                              (516)      150     (666)

NET INCOME (LOSS)                                $(1,808)   $  386  $(2,194)

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (in millions)
                                (unaudited)


                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                           1999      1998       1999   1998
NET INCOME (LOSS)                       $(1,948)     $164    $(1,808)   $386

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments:
    Unrealized foreign currency translation
     gains (losses) arising during period,
     net of tax(a)                           27       (9)        (3)   (18)
    Reclassification adjustment for realized
     foreign currency translation (gains)
     losses, net of tax(b)                  172         -        172      -

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
     during period, net of tax(c)          (24)        17       (24)    (3)
    Reclassification adjustment for realized
     (gains) losses, net of tax(d)          117      (31)        117   (31)
Total other comprehensive income (loss)     292      (23)        262   (52)
COMPREHENSIVE INCOME (LOSS)            $(1,656)      $141   $(1,546)   $334

(a) Amounts are net of income tax expense (benefit) of $4 million and $17 million for the three months ended June 30, 1999 and June 30, 1998, respectively and $(19) million and $8 million for the six months ended June 30, 1999 and June 30, 1998, respectively.
(b) Realized foreign currency translation losses result from the transfer of certain foreign subsidiaries to Deutsche Bank in the second quarter of 1999. Amounts are net of income tax expense of $9 million for the three months and six months ended June 30, 1999.
(c) Amounts are net of income tax expense (benefit) of $(8) million and $13 million for the three months ended June 30, 1999 and June 30, 1998, respectively and $8 million and $(3) million for the six months ended June 30, 1999 and June 30, 1998, respectively.
(d) Amounts are net of income tax expense (benefit) of $(22) million and $19 million for the three months ended June 30, 1999 and June 30, 1998, respectively and $(26) million and $13 million for the six months ended June 30, 1999 and June 30, 1998, respectively.



     Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)

                                                    June 30,  December 31,
                                                       1999*          1998
ASSETS
Cash and due from banks                             $  2,152    $  2,837
Interest-bearing deposits with banks                   7,412       2,382
Federal funds sold                                       708       2,484
Securities purchased under resale
 agreements                                           18,841      17,053
Securities borrowed                                      156      14,709
Trading assets:
 Government securities                                 5,424       5,731
 Corporate debt securities                             1,087       5,519
 Equity securities                                     2,168       5,810
 Swaps, options and other derivatives                 12,805      17,376
 Other trading assets                                  4,891      11,734
Total trading assets                                  26,375      46,170
Securities available for sale                          2,041      12,748
Loans, net of allowance for credit losses
 of $532 at June 30, 1999 and $652
 at December 31, 1998                                 23,711      22,633
Customer receivables                                       4       1,524
Accounts receivable and accrued interest               2,485       3,815
Other assets                                           8,068       6,760
Total                                                $91,953    $133,115
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                  $  2,463    $  2,784
  Foreign offices                                      3,106       1,689
Interest-bearing deposits
  Domestic offices                                    14,870      18,259
  Foreign offices                                     12,717      14,602
Total deposits                                        33,156      37,334
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                2,298       4,149
  Equity securities                                    1,419       6,458
  Other trading liabilities                              159         789
 Swaps, options and other derivatives                 13,067      15,857
Total trading liabilities                             16,943      27,253
Securities loaned and securities sold under
  repurchase agreements                                1,871      17,420
Other short-term borrowings                           12,029      16,313
Accounts payable and accrued expenses                  5,062       5,210
Other liabilities, including allowance for
 credit losses of $14 at June 30, 1999
 and $18 at December 31, 1998                          3,664       5,466
Long-term debt not included in risk-based capital     11,298      14,890
Long-term debt included in risk-based capital          2,504       3,113
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                        1,423       1,420
Total liabilities                                     87,950     128,419

STOCKHOLDERS' EQUITY
Preferred stock                                          394         394
Common stock, $1 par value
 Authorized, 200 shares at June 30, 1999 and
  300,000,000 shares at December 31, 1998
 Issued, 1 share at June 30, 1999 and
  105,380,175 at December 31, 1998                         -         105
Capital surplus                                        2,317       1,613
Retained earnings                                      1,493       3,504
Common stock in treasury, at cost: 1999, 0 shares;
 1998, 9,666,055 shares                                    -     (1,056)
Other stockholders' equity                                 -         599
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities available
   for sale, net of taxes                                 28        (65)
  Foreign currency translation, net of taxes           (229)       (398)
Total stockholders' equity                             4,003       4,696
Total                                                $91,953    $133,115

* Unaudited
Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in millions, except par value)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                               1999        1998
PREFERRED STOCK
Balance, January 1                                    $  394      $  658
Preferred stock redeemed                                   -       (149)
Preferred stock repurchased                                -        (16)
Balance, June 30                                         394         493
COMMON STOCK
Balance, January 1                                       105         105
Retirement of common stock                             (105)           -
Issuance of common stock*                                  -           -
Balance, June 30                                           -         105
CAPITAL SURPLUS
Balance, January 1                                     1,613       1,563
Common stock distributed under employee
 benefit plans                                             4          44
Capital transactions related to change in control      (700)           -
Capital contribution from parent                       1,400           -
Balance, June 30                                       2,317       1,607
RETAINED EARNINGS
Balance, January 1                                     3,504       4,202
Net income (loss)                                    (1,808)         386
Cash dividends declared
  Preferred stock                                       (10)        (21)
  Common stock                                          (98)       (194)
Treasury stock distributed under employee benefit plans (95)       (133)
Balance, June 30                                       1,493       4,240
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                   (1,056)       (889)
Purchases of stock                                      (71)       (428)
Treasury stock distributed under employee benefit plans  322         332
Capital transactions related to change in control        805           -
Balance, June 30                                           -       (985)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                       817         901
Deferred stock awards granted, net                       557         116
Deferred stock distributed                             (216)        (91)
Capital transactions related to change in control    (1,158)           -
Balance, June 30                                           -         926
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (218)       (438)
Deferred stock awards granted, net                     (556)       (117)
Amortization of deferred compensation, net               749         174
Other                                                     25           -
Balance, June 30                                           -       (381)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (398)       (362)
Translation adjustments                                  141        (10)
Income taxes applicable to translation adjustments        28         (8)
Balance, June 30                                       (229)       (380)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                      (65)        (32)
Change in unrealized net gains (losses), after applicable
 income taxes and minority interest                       93        (34)
Balance, June 30                                          28        (66)

TOTAL STOCKHOLDERS' EQUITY, JUNE 30                   $4,003      $5,559

* 1 share, $1 par value.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

SIX MONTHS ENDED JUNE 30,                               1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $(1,808)    $    386
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Provision for credit losses - loans                   (25)           -
  Provision for policyholder benefits                    114         159
  Deferred income taxes, net                           (228)         (8)
  Depreciation and other amortization
   and accretion                                         869         164
  Other, net                                             117          21
    Earnings adjusted for noncash charges and credits  (961)         722
Net change in:
  Trading assets                                    (16,407)     (6,712)
  Trading liabilities                                 26,708       7,852
  Receivables and payables from securities
   transactions                                        1,080       (1,500)
  Customer receivables                                 (808)       (154)
  Other operating assets and liabilities, net            250       (565)
Securities available for sale losses (gains)             143        (44)
Net cash provided by (used in) operating activities   10,005       (401)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks               (6,197)       2,610
  Federal funds sold                                   1,776     (2,063)
  Securities purchased under resale agreements      (13,898)     (8,164)
  Securities borrowed                                (8,763)     (8,883)
  Loans                                              (1,617)     (3,367)
Securities available for sale:
  Purchases                                          (4,052)    (11,730)
  Maturities and other redemptions                       991       1,402
  Sales                                                7,986       5,617
Acquisitions of premises and equipment                  (68)       (171)
Other, net                                             (465)       1,543
Proceeds from transfer of legal entities               1,828           -
Net cash used in investing activities                (22,479)    (23,206)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                            1,231       3,845
  Securities loaned and securities sold under
   repurchase agreements                             13,588       8,349
  Other short-term borrowings                        (3,138)       7,825
Issuances of long-term debt                            1,841       4,885
Repayments of long-term debt                         (2,883)       (885)
Issuance of preferred stock of subsidiary                  -         304
Redemptions and repurchases of preferred stock             -       (165)
Purchases of treasury stock                             (71)       (428)
Cash dividends paid                                    (204)       (216)
Capital contribution from parent                       1,400           -
Other, net                                                25         108
Net cash provided by financing activities             11,789      23,622
Net effect of exchange rate changes on cash                -          18
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS     (685)          33
Cash and due from banks, beginning of period           2,837       2,188
Cash and due from banks, end of period               $ 2,152    $  2,221

Interest paid                                        $ 2,761    $  3,166

Income taxes paid, net                                   $31        $183

Noncash investing activities:
  Transfer of legal entity in exchange for shares
   in affiliate                                         $792         $ -
  Other                                                   24         (3)
  Total noncash investing activities                    $816        $(3)

Noncash financing activities:
  Conversion of debt to equity                            $-         $12

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                         Three Months Ended   Six Months Ended
                                              June 30,             June 30,
                                           1999      1998        1999   1998
INTEREST REVENUE
Interest-bearing deposits with banks     $   72    $   85     $  132 $  183
Federal funds sold                           51        60         77    112
Securities purchased under resale agreements 223      459        517    789
Securities borrowed                         146       389        369    664
Trading assets                              283       671        612  1,305
Securities available for sale
  Taxable                                   112       181        254    318
  Exempt from federal income taxes            6        10         18     20
Loans                                       373       414        767    832
Customer receivables                         27        36         58     71
Total interest revenue                    1,293     2,305      2,804  4,294
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                          195       334        388    646
  Foreign offices                           198       286        427    545
Trading liabilities                          54       135        122    234
Securities loaned and securities sold under
 repurchase agreements                      183       569        526    955
Other short-term borrowings                 257       344        485    630
Long-term debt                              141       241        302    456
Trust preferred capital securities           29        30         57     60
Total interest expense                    1,057     1,939      2,307  3,526
NET INTEREST REVENUE                     $  236    $  366     $  497 $  768

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

ACQUISITION BY DEUTSCHE BANK AG

Change in Control

     On June 4, 1999, the change-in-control ("COC") date, pursuant to an agreement dated as of November 30, 1998, between Deutsche Bank AG ("Deutsche Bank") and Bankers Trust Corporation ("Bankers Trust", the "Corporation", or the "Firm"), Deutsche Bank, through its U.S. holding corporation, Taunus Corporation ("Taunus"), acquired all of the outstanding shares of common stock of Bankers Trust from its shareholders at a price of $93.00 per share (the "Acquisition"). Bankers Trust was merged with a wholly-owned subsidiary of Deutsche Bank, with Bankers Trust as the surviving entity.

     On June 4, 1999, all Bankers Trust employee deferred compensation amounts vested in full. Employer contributions to individual employee retirement accounts also vested. In addition, all bonus-eligible employees on the date of COC became entitled to a pro rata bonus which was paid in cash on July 2, 1999 for that portion of the 1999 performance year ending on the COC date. The pro rata bonus was based on the greater of an employee's total (cash and deferred stock) 1998 performance bonus or the employee's average total 1996, 1997 and 1998 performance bonus awards.

     In conjunction with the Acquisition, the Corporation incurred pre-tax charges of approximately $1.1 billion in COC-related costs, principally due to the aforementioned vesting of all employee deferred compensation amounts and related pro-rata bonus awards as well as a pre-tax restructuring charge of $459 million. Also, in connection with the Acquisition, the Corporation incurred other charges reflecting a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, a change in certain pricing methodologies in order to conform to those of Deutsche Bank, and the transfer of certain available for sale securities to Deutsche Bank related entities based on changes in management responsibility. These one-time charges are included in Deutsche Bank's consolidated financial statements as of June 30, 1999 as part of the goodwill associated with the Acquisition. The goodwill will be amortized over 15 years.

Disposition of Assets

     On June 5, 1999, Bankers Trust transferred its wholly-owned subsidiary BT Alex. Brown Incorporated ("BTAB") and substantially all of its interest in Bankers Trust International PLC ("BTI") to Deutsche Bank Securities Inc. ("DBSI") and Deutsche Holdings (BTI) Ltd., respectively, which are wholly-owned subsidiaries of Deutsche Bank. The transfer of BTAB to DBSI took the form of an exchange of stock pursuant to which BTAB became a wholly-owned subsidiary of DBSI and Bankers Trust received shares of DB U.S. Financial Markets Holding Corporation, the parent of DBSI. Bankers Trust, as part of an ongoing reorganization, intends to transfer, by dividend or otherwise, the shares received to Taunus. The transfer of substantially all of Bankers Trust's interest in BTI was for cash in the amount of approximately $1.7 billion.

     On June 18, 1999, Deutsche Bank announced that it had agreed to sell Bankers Trust Australia Limited ("BTAL"), a wholly-owned subsidiary of Bankers Trust for a price of approximately $1.4 billion. The sale, which is expected to close in the third quarter of 1999, is conditional upon regulatory approvals in Australia and the United States.

     In connection with the Acquisition and in addition to the foregoing transactions, the Corporation has and will continue to transfer certain entities and financial assets and liabilities to Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer. In addition, the Corporation's money market related funding activities, which are short-term in nature, are expected to be significantly reduced over time, commensurate with its ongoing reorganization.

Capital Contribution

     In conjunction with the Acquisition and to strengthen the Corporation's capital base, Deutsche Bank made a capital contribution of $1.4 billion.


RESULTS OF OPERATIONS

     The Corporation reported a loss of $1,948 million for the three months ended June 30, 1999 and a loss of $1,808 million for the first six months of 1999. As previously mentioned, in the second quarter of 1999 the Corporation incurred pre-tax charges of approximately $1.1 billion in COC-related costs and a pre-tax restructuring charge of $459 million. Also, in connection with the Acquisition, the Corporation incurred other charges reflecting a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, a change in certain pricing methodologies in order to conform to those of Deutsche Bank, and the transfer of certain available for sale securities to Deutsche Bank related entities based on changes in management responsibility. The Corporation earned $164 million for the three months ended June 30, 1998 and $386 million for the first six months of 1998.

     During the second quarter of 1999, the Corporation completed the sale of its remaining stake in Consorcio. The impact of the sale was immaterial to the Corporation's results of operations.

     Because of the significant business and net financial asset transfers to Deutsche Bank entities and the aforementioned other charges reflecting changes in management intent and responsibility in the second quarter of 1999, the Corporation's historical financial statements are not fully comparable for all periods presented.


BUSINESS SEGMENT RESULTS

     Business segments results, which are presented in accordance with U.S. generally accepted accounting standards, are derived from internal management reports.

     In conjunction with the Acquisition, the Corporation realigned its business activities to conform to Deutsche Bank's management structure. In this regard, Retail and Private Banking focuses on the Corporation's private banking activities. The Asset Management division includes the Corporation's institutional and retail funds management operations. Global Corporates and Institutions includes the Corporation's commercial banking and investment banking activities as well as trading activities. This business segment also includes credit business, trade finance, structured finance and cash management in addition to the Corporation's private equity business. Global Technology and Services includes four product groups: payments, securities processing, custody services and electronic banking services.

     Prior period results have been restated for changes in organizational structure.

     The following tables present results by Business Segment:

                                               Total Non-    Pretax     Net
Three Months Ended June 30, 1999      Total Net  interest   Income/ Income/
(in millions)                          Revenue*  Expenses    (Loss)  (Loss)
Retail and Private Banking                $  46    $   65  $   (19)$   (14)
Asset Management                             47        46         1       1
Global Corporates and Institutions        (347)     1,325   (1,672) (1,288)
Global Technology and Services              243       331      (88)    (68)
Other Business Segments**                   161       254      (93)    (72)
Total Business Segments                     150     2,021   (1,871) (1,441)
Corporate Items***                          119       781     (662)   (507)
Total                                    $  269    $2,802  $(2,533)$(1,948)

  * There were no material intersegment revenues among the business segments.
 ** Due to its impending sale, the results of BTAL are included in Other
    Business Segments.
*** Includes restructuring charges of $459 million.


                                               Total Non-    Pretax     Net
Three Months Ended June 30, 1998      Total Net  interest   Income/ Income/
(in millions)                          Revenue*  Expenses    (Loss)  (Loss)
Retail and Private Banking               $   54    $   45     $   9    $  6
Asset Management                             43        27        16      12
Global Corporates and Institutions          920       715       205     148
Global Technology and Services              248       243         5       4
Other Business Segments**                   212       187        25      18
Total Business Segments                   1,477     1,217       260     188
Corporate Items                              71       103      (32)    (24)
Total                                    $1,548    $1,320     $ 228    $164

 * There were no material intersegment revenues among the business segments.
** Due to its impending sale, the results of BTAL are included in Other
   Business Segments.


                                               Total Non-    Pretax     Net
Six Months Ended June 30, 1999        Total Net  interest   Income/ Income/
(in millions)                          Revenue*  Expenses    (Loss)  (Loss)
Retail and Private Banking               $   93    $  109  $   (16)$   (13)
Asset Management                             94        72        22      17
Global Corporates and Institutions          513     2,069   (1,556) (1,214)
Global Technology and Services              482       541      (59)    (46)
Other Business Segments**                   359       425      (66)    (52)
Total Business Segments                   1,541     3,216   (1,675) (1,308)
Corporate Items***                          238       887     (649)   (500)
Total                                    $1,779    $4,103  $(2,324)$(1,808)

  * There were no material intersegment revenues among the business segments.
 ** Due to its impending sale, the results of BTAL are included in Other
    Business Segments.
*** Includes restructuring charges of $459 million.

                                               Total Non-    Pretax     Net
Six Months Ended June 30, 1998        Total Net  interest   Income/ Income/
(in millions)                          Revenue*  Expenses    (Loss)  (Loss)
Retail and Private Banking               $   98    $   89      $  9    $  7
Asset Management                             82        51        31      22
Global Corporates and Institutions        1,975     1,470       505     363
Global Technology and Services              491       477        14      10
Other Business Segments**                   432       380        52      37
Total Business Segments                   3,078     2,467       611     439
Corporate Items                             103       178      (75)    (53)
Total                                    $3,181    $2,645      $536    $386

 * There were no material intersegment revenues among the business segments.
** Due to its impending sale, the results of BTAL are included in Other
   Business Segments.


     The Retail and Private Banking business recorded a net loss of $14 million in the second quarter of 1999, compared to net income of $6 million in the prior year quarter. For the first six months of 1999, net loss was $13 million as compared to net income of $7 million in the prior year period. The current quarter and year-to-date results contain pre-tax COC-related costs of approximately $21 million.

     Asset Management recorded net income of $1 million in the second quarter of 1999, compared to net income of $12 million in the 1998 second quarter. Net income was $17 million for the first six months of 1999 versus $22 million for the first six months of 1998. The current quarter and year-to-date results contain pre-tax COC-related costs of approximately $16 million.

     The Global Corporates and Institutions business recorded a net loss of $1,288 million in the second quarter of 1999, compared to net income of $148 million in the 1998 second quarter. Net loss was $1,214 million for the first six months of 1999 versus net income of $363 million for the first six months of 1998. The current quarter and year-to-date results contain pre-tax COC-related costs of approximately $770 million. Trading losses for the second quarter of 1999 negatively impacted both the current quarter and year-to-date results. Total net revenue also includes the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, as well as the transfer of certain securities available for sale to Deutsche Bank related entities. The current quarter and first six months of 1999 also reflect lower revenue from corporate finance fees.

     The Corporation's Global Technology and Services business recorded a net loss of $68 million for the current quarter compared to net income of $4 million in the prior year quarter. For the first six months of 1999, net loss was $46 million as compared to net income of $10 million in the prior year period. The current quarter and year-to-date results contain pre-tax COC-related costs of approximately $90 million.

     Other business segments primarily include the income and expenses of BTAL and Consorcio, and the results of smaller businesses that are not included in the main business segments. Due to its impending sale, the results of BTAL are not included as a reportable business segment. Corporate Items include revenue and expenses that have not been allocated to business segments and restructuring charges of approximately $459 million.

     The following table reconciles total net income (loss) for business segments to consolidated net income (loss) (in millions):

SIX  MONTHS ENDED JUNE 30,                              1999        1998
Total net income (loss) reported for business segments$(1,308)      $439
Restructuring charges                                    (358)         -
Realized foreign currency translation losses             (172)         -
Earnings associated with unassigned capital                16         30
Loan net charge-offs in excess of the total provision
 for credit losses - ans                                   71         18
Unallocated costs of corporate staff                     (71)       (19)
Other unallocated amounts                                  14       (82)
Consolidated net income(loss)                         $(1,808)      $386



REVENUE

                           Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                       Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                          1999      1998      1999     1998
NET INTEREST REVENUE (in millions)
Book basis                             $   236  $    366    $  497     $768
Tax equivalent adjustment                    4         7        13       16
Fully taxable basis                    $   240  $    373    $  510     $784

AVERAGE BALANCES (in millions)
Interest-earning assets                $84,745  $133,364   $92,410 $123,260
Interest-bearing liabilities            82,120   129,915    89,527  120,142

Earning assets financed by
 noninterest-bearing funds            $  2,625  $  3,449    $2,883   $3,118

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets         6.14%     6.95%     6.15%    7.05%
Cost of interest-bearing liabilities     5.16      5.99      5.20      5.92
Interest rate spread                      .98       .96       .95      1.13
Contribution of noninterest-bearing
 funds                                    .16       .16       .16       .15
Net interest margin                      1.14%     1.12%     1.11%    1.28%

     The significant transfers of entities and other financial assets and liabilities to Deutsche Bank in the second quarter of 1999 negatively impacted net interest revenue and levels of average interest-bearing assets and average interest-bearing liabilities for the three months and six months ended June 30, 1999 as compared to prior year periods.

     Net interest revenue for the second quarter of 1999 totaled $236 million, down $130 million, or 36 percent, from the second quarter of 1998. The $130 million decrease in net interest revenue was primarily due to a $68 million decrease in trading-related net interest revenue, which totaled $77 million for the second quarter of 1999. Nontrading-related net interest revenue totaled $159 million for the second quarter of 1999 versus $221 million for the comparable period in 1998.

     Net interest revenue for the first half of 1999 totaled $497 million, down $271 million, or 35 percent, from the first half of 1998. The $271 million decrease in net interest revenue was primarily due to a $190 million decrease in trading-related net interest revenue, which totaled $154 million for the first half of 1999. Nontrading-related net interest revenue totaled $343 million for the first half of 1999 versus $424 million for the comparable period in 1998.

     In the second quarter of 1999, the interest rate spread was .98 percent compared to .96 percent in the prior year period. Net interest margin increased to 1.14 percent from 1.12 percent. The yield on interest-earning assets decreased by 81 basis points and the cost of interest-bearing liabilities declined by 83 basis points. Average interest-earning assets totaled $84.7 billion for the second quarter of 1999, down $48.6 billion from the same period in 1998. The decrease was primarily attributable to declines in trading assets and securities borrowed.
Average interest-bearing liabilities totaled $82.1 billion for the second quarter of 1999, down $47.8 billion from the same period in 1998. The decrease was primarily attributable to a decline in securities sold under repurchase agreements and interest-bearing deposits.

     In the first six months of 1999, the interest rate spread was .95 percent compared to 1.13 percent in the prior year period. Net interest margin fell to 1.11 percent from 1.28 percent. The yield on interest-earning assets decreased by 90 basis points and the cost of interest-bearing liabilities declined by 72 basis points. Average interest-earning assets totaled $92.4 billion for the first six months of 1999, down $30.9 billion from the same period in 1998. The decrease was primarily attributable to a decrease in trading assets and securities borrowed. Average interest-bearing liabilities totaled $89.5 billion for the first six months of 1999, down $30.6 billion from the same period in 1998. The decrease was primarily attributable to a decrease in interest-bearing deposits and securities sold under repurchase agreements.

                              Trading Revenue

     The Firm's trading and risk management activities include significant transactions in interest rate instruments and related derivatives. These activities can periodically shift revenue between trading and net interest, depending on a variety of factors, including risk management strategies. Therefore, the Corporation has historically viewed trading revenue and trading-related net interest revenue together.

     The Corporation's trading activities in the second quarter of 1999 were significantly reduced, reflecting the effects of integrating the Corporation into Deutsche Bank as well as a continuation of risk reduction efforts begun in the third quarter of 1998. In conjunction with the Acquisition, the Corporation anticipates further curtailment of trading-related activities.

     Combined trading revenue and trading-related net interest revenue for the second quarter of 1999 was a loss of $330 million, down $512 million from the second quarter of 1998. Combined trading revenue and trading-related net interest for the first six months of 1999 totaled $87 million, down $485 million from the first six months of 1998. Trading losses for the quarter and first six months of 1999 reflect the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank and other risk reduction efforts.

     The table below presents the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                          Trading-
                                                           Related
                                                               Net
                                                  Trading Interest
(in millions)                                     Revenue  Revenue    Total
Three months ended June 30, 1999
Interest rate risk                                 $(378)     $ 66   $(312)
Foreign exchange risk                                  48        -       48
Equity and commodity risk                            (77)       11     (66)
Total                                              $(407)     $ 77   $(330)
Three months ended June 30, 1998
Interest rate risk                                  $(69)     $182     $113
Foreign exchange risk                                 143        -      143
Equity and commodity risk                            (37)     (37)     (74)
Total                                                $ 37     $145     $182
Six months ended June 30, 1999
Interest rate risk                                 $(243)     $170    $(73)
Foreign exchange risk                                 154        -      154
Equity and commodity risk                              22     (16)        6
Total                                              $ (67)     $154     $ 87
Six months ended June 30, 1998
Interest rate risk                                  $(66)     $362     $296
Foreign exchange risk                                 260        -      260
Equity and commodity risk                              34     (18)       16
Total                                                $228     $344     $572


                Second Quarter 1999 vs. Second Quarter 1998

     Interest Rate Risk - The decrease reflects the integration of Bankers Trust trading assets into the Deutsche Bank entity and includes post merger risk reduction initiatives and the impact of a change in management's intention regarding certain trading and trading-related assets.

     Foreign Exchange Risk - The decrease in foreign exchange is primarily related to reduced revenue in the Australian markets.

     Equity and Commodity Risk - Equity and commodity revenue increased slightly from the prior year quarter.


                    Six Months 1999 vs. Six Months 1998

     Interest Rate Risk - The decrease reflects the integration of Bankers Trust trading assets into the Deutsche Bank entity and includes post merger risk reduction initiatives and the impact of a change in management's intention regarding certain trading and trading-related assets.

     Foreign Exchange Risk - The decrease in foreign exchange revenue is primarily related to reduced revenue in the Australian markets.

     Equity and Commodity Risk - The year-to-date decrease in equity and commodity revenue is principally due to risk reduction initiatives.

                  Noninterest Revenue (Excluding Trading)

                Second Quarter 1999 vs. Second Quarter 1998

     Corporate finance fees of $245 million decreased $147 million from the $392 million earned in the second quarter of 1998. The decline is primarily attributable to lower revenue from underwriting and merger and acquisition activities and is further attributable to the transfer of BTAB to DBSI in June 1999.

     Other fees and commissions of $153 million decreased $53 million from the prior year quarter. A decline in customer trading activity resulted in lower fees for brokerage services.

     Net revenue from equity investments decreased $64 million from the prior year quarter.

     Securities available for sale losses totaled $139 million compared to securities available for sale gains of $50 million in the prior year period. The current quarter reflected third-party sale activity and the transfer of Latin American debt securities to related Deutsche Bank entities based on changes in management responsibility related to such securities.

     Insurance premium revenue decreased $21 million from the prior year quarter. The decrease reflects the sale of the Corporation's remaining stake in Consorcio in the second quarter of 1999.

     Other noninterest revenue was a negative $175 million compared to $80 million in the prior year period. The current quarter included the recognition of cumulative translation adjustments for certain legal entities transferred to affiliated Deutsche Bank entities.

                    Six Months 1999 vs. Six Months 1998

     Corporate finance fees of $442 million decreased $281 million, or 39 percent, from the first half of 1998, primarily due to lower underwriting fees, loan syndication fees and merger and acquisition activities and is further attributable to the transfer of BTAB to DBSI in June 1999.

     Net revenue from equity investments was $108 million during the first half of 1999 as compared with $204 million during the first half of 1998. The current period reflected lower gains on direct equity investments.

     Securities available for sale losses totaled $143 million compared to securities available for sale gains of $44 million in the prior year period. The current period reflected third-party sale activity and the transfer of Latin American debt securities to related Deutsche Bank entities based on changes in management responsibility related to such securities.

     Insurance premium revenue decreased $42 million from the prior year period. The decrease reflects the general decline in the Chilean annuities market and the sale of the Corporation's remaining stake in Consorcio in the second quarter of 1999.

     Other noninterest revenue was a negative $88 million compared to $174 million in the prior year period. The current period included the recognition of cumulative translation adjustments for certain legal entities transferred to affiliated Deutsche Bank entities.

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

     In April 1999, the FASB staff issued a Viewpoints article, "Application of FASB Statements 5 and 114 to a Loan Portfolio". The article describes the requirements of these Statements and how they relate to each other and responds to questions about the detailed application of those Statements to a loan portfolio. In July 1999, the Agencies issued a Joint Interagency Letter to Financial Institutions which stated their agreement on some important aspects of loan loss allowance practices. The Corporation will continue to monitor developments in this area and will revise its procedures as needed to conform with the guidelines when they are finalized.

     The provisions for credit losses and the other changes in the allowances for credit losses are shown below (in millions).

                                           Quarter Ended    Six Months Ended
                                              June 30,            June 30,
Total allowance for credit losses          1999      1998      1999    1998
Loans

Balance, beginning of period               $603      $695      $652    $699
Provision for credit losses                (25)         -      (25)       -
Transfer to Deutsche Bank *                (29)         -      (29)       -
Net charge-offs
  Charge-offs                                24        23        84      30
  Recoveries                                  7         6        18       9
Total net charge-offs                        17        17        66      21
Balance, end of period                     $532      $678      $532    $678
* Reflects the allowance for credit losses of BTI on the date of transfer.

Other liabilities

Balance, beginning of period                $18       $13       $18     $13
Provision for credit losses                 (4)         -       (4)       -
Balance, end of period                      $14       $13       $14     $13

     Impaired loans under SFAS 114, were $363 million and $418 million at June 30, 1999 and December 31, 1998, respectively. Included in these amounts were $275 million and $295 million of loans which required a valuation allowance of $66 million and $61 million at those same dates, respectively.


RESTRUCTURING CHARGE

     As previously mentioned, the Corporation incurred a pre-tax restructuring charge of $459 million in conjunction with the Acquisition. The restructuring charge reflected $394 million of severance and other termination-related costs for approximately 2,200 positions as well as $65 million of other costs primarily related to lease terminations and write-offs of fixed assets and leasehold improvements. As of June 30, 1999, no significant payments have been made with regards to this restructuring accrual.


EXPENSES

                Second Quarter 1999 vs. Second Quarter 1998

     Total noninterest expenses of $2.802 billion increased by $1.482 billion from the second quarter of 1998. Included in noninterest expenses were integration costs of approximately $70 million in connection with the Acquisition and the previously mentioned restructuring charge of $459 million. In addition, noninterest expenses for the current period included $1.1 billion of change-in-control related incentive compensation and employee benefits, primarily as a result of accelerated amortization of deferred compensation amounts as of the COC date.


                    Six Months 1999 vs. Six Months 1998

     Total noninterest expenses of $4.103 billion increased by $1.458 billion from the first six months of 1998. Included in noninterest expenses were integration costs of approximately $73 million in connection with the Acquisition and the previously mentioned restructuring charge of $459 million. In addition, noninterest expenses for the current period included $1.1 billion of change-in-control related incentive compensation and employee benefits, primarily as a result of accelerated amortization of deferred compensation amounts as of the COC date.


INCOME TAXES

     The income tax benefit for the second quarter of 1999 amounted to $585 million, compared to income tax expense of $64 million in the second quarter of 1998. For the first six months of 1999, the income tax benefit was $516 million compared with income tax expense of $150 million in the first half of 1998. The effective tax rate was 23 percent for the current quarter and 22 percent for the six months ended June 30, 1999, and 28 percent for the prior year quarter and six months ended June 30, 1998.

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

     The Awareness, Assessment, Renovation and Validation Phases have been completed. The Corporation expects the Implementation Phase to continue through the third quarter of 1999. The remainder of 1999 will focus on the completion of firm-wide risk mitigation and contingency planning. Although the priority given to Year 2000 issues may cause other technology projects to be deferred, the deferral of these other projects is not expected to have a material impact on the Corporation's business or operational controls.

     The Corporation's Year 2000 Program includes other issues not directly related to technology. Business lines, infrastructure and other support functions have been focusing on topics such as:

     Facilities Compliance Program - The Year 2000 problem could affect building management systems and other systems critical to the Corporation's business operations. The Corporation's Facilities Year 2000 Compliance Program deals with infrastructure components, including all applicable embedded systems, that are used in a facility (e.g., elevators, HVAC, generators, security systems, etc.) and third-party-provided facilities or services (utilities, landlord services, etc.). The facilities assessment and inventory phases were completed in 1997. Third-party service provider assessment and independent assessment verification began in mid-1998. The Facilities Year 2000 Compliance Program was completed at the end of the first quarter of 1999. Any new locations and/or issues will be addressed as they arise prior to the millennium changeover.

     Counterparty Assessment Program - This program addresses the Year 2000 readiness of counterparties. Counterparty Year 2000 assessment has been incorporated into the standard credit process. At June 30, 1999, the Corporation had substantially completed its assessment of the Year 2000 readiness of its material customers in accordance with FFIEC guidelines. The counterparty assessment program is an ongoing process, which will continue throughout 1999, and for as long as necessary thereafter.

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

     The Corporation's Year 2000 Program considers crisis management efforts for Year 2000 as part of its overall Year 2000 Risk Mitigation and Contingency Planning Program. As with Year 2000 contingency planning generally, the Corporation anticipates that any crisis management structure would leverage off of its pre-existing Business Continuity Planning (BCP) framework and would likely follow the structure of its ultimate parent
company, Deutsche Bank AG.   As the basis for the Corporation's existing
BCP process primarily focuses on outages and loss of facilities, data centers and applications, it is anticipated that, for Year 2000 purposes, contingency planning, and thus crisis management efforts, will be supplemented for those risks unique to Year 2000.

     Existing BCPs are maintained by each operating unit throughout the firm. Business-aligned BCP Coordinators are responsible for administering these plans. In those instances where a single business is predominant in an office, the business-aligned BCP framework from that particular business will likely be the basis of its crisis management structure. In addition, alternate sites that might be needed due to a Year 2000 related problem will likely be the same sites included and utilized in existing BCPs. All businesses are required to ensure that these sites are Year 2000 compliant.

     As mentioned above, the existing BCP plans have been expanded to include other Year 2000 specific categories, creating a Year 2000 contingency plan for each core business. Plans for the Corporation's core business processes have been updated to comply with the timeframe established by the FFIEC as of June 30, 1999. The Corporation recognizes that, since there are multiple external factors not within the Corporation's direct control that will influence the focus of any one contingency plan, plans must continue to be updated through the end of 1999, and for as long as necessary thereafter. The Corporation has established a methodology to validate all plans supporting core processes and the Corporation considers such plans to be validated by one or more of the following: 1) large-scale physical testing; 2) business walk-throughs of contingency plans; and 3) peer reviews by internal business management, including those managers independent from the developers of the plan. In addition, the Corporation actively participates in industry-wide tests and reviews its progress against industry benchmarks through participation in Global 2000 and other forums. The validation of contingency plans supporting core processes has been substantially completed. The Corporation's goal is to complete the validation of all plans supporting core processes by the end of third quarter.

     The Corporation envisions that a Year 2000 specific crisis management structure will be in place by the end of the third quarter of 1999. As noted above, the Corporation will leverage off of its existing BCP process, which already includes concepts such as Business Recovery Intersect During General Emergencies (BRIDGE) teams, employee notification measures, command centers and recovery efforts. The Corporation anticipates that information on significant outages will be communicated to designated command centers in a similar manner as during the EMU conversion. This group will likely be composed of representation from the Corporation's Year 2000 Program Management Office (PMO), business management, and corporate resource areas.

     The Corporation incurred approximately $15 million for the second quarter of 1999 and $31 million for the six months ended June 30, 1999 for Year 2000 expenditures. Based on information currently available, the Corporation expects its Year 2000 expenditures for 1999 and over the next year to be approximately $75 million to $105 million. A significant portion of these expenditures are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources.

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

     The Corporation is currently evaluating its systems needs in connection with its acquisition by Deutsche Bank. As a result of this acquisition and subsequent restructuring, the Corporation's Year 2000 expenditures for the remainder of 1999 and 2000 could differ from current estimates.

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                          CONDENSED AVERAGE BALANCE SHEETS
                                                      (in millions)
                                              2nd Qtr  1st Qtr   4th Qtr
                                                1999      1999      1998
ASSETS
 Interest-earning
  Interest-bearing deposits with banks       $  3,693  $  2,878  $  2,370
  Federal funds sold                            4,213     2,182     3,445
  Securities purchased under resale
   agreements                                  16,339    19,165    19,316
  Securities borrowed                          12,326    18,516    17,903
  Trading assets                               16,958    21,402    25,206
  Securities available for sale
    Taxable                                     6,775     9,573    10,038
    Exempt from federal income taxes            1,193     1,645     1,692
Total securities available for sale             7,968    11,218    11,730
  Loans
    Domestic offices                           13,625    12,953    12,847
    Foreign offices                             8,266    10,094    10,417
Total loans                                    21,891    23,047    23,264
Customer receivables                            1,357     1,752     1,622
Total interest-earning assets                  84,745   100,160   104,856
 Noninterest-earning
  Cash and due from banks                       1,964     3,053     2,721
  Noninterest-earning trading assets           17,289    23,224    29,650
  All other assets                             12,101    11,390    11,853
  Less: Allowance for credit losses-loans         581       647       665
Total                                        $115,518  $137,180  $148,415

LIABILITIES
 Interest-bearing
  Interest-bearing deposits
    Domestic offices                          $16,520  $ 16,854  $ 18,891
    Foreign offices                            15,215    17,988    16,650
Total interest-bearing deposits                31,735    34,842    35,541
  Trading liabilities                           4,258     5,211     5,918
  Securities loaned and securities sold
   under repurchase agreements                 11,297    21,032    20,650
  Other short-term borrowings                  17,264    17,006    19,247
  Long-term debt                               16,143    17,505    18,645
  Trust preferred capital securities            1,423     1,420     1,419
Total interest-bearing liabilities             82,120    97,016   101,420
 Noninterest-bearing
  Noninterest-bearing deposits                  3,609     4,253     4,362
  Noninterest-bearing trading liabilities      15,672    19,962    26,454
  All other liabilities                         9,806    11,182    11,271
Total liabilities                             111,207   132,413   143,507

PREFERRED STOCK OF SUBSIDIARY                       -         -       144

STOCKHOLDERS' EQUITY
 Preferred stock                                  394       394       394
 Common stockholders' equity                    3,917     4,373     4,370
Total stockholders' equity                      4,311     4,767     4,764
Total                                        $115,518  $137,180  $148,415

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows:

                                          June 30,  March 31,  December 31,
(in millions)                                 1999       1999         1998
Fair value                                  $2,041   $10,371     $12,748
Amortized cost                               1,996    10,472      12,903
Excess of amortized cost over
 fair value*                                $   45  $  (101)    $  (155)
* Components:
    Unrealized gains                          $ 71     $ 205       $ 264
    Unrealized losses                         (26)     (306)       (419)
                                              $ 45    $(101)      $(155)


     The decline in the balance of securities available for sale from March 31, 1999 and December 31, 1998 was primarily due to the transfer at fair market value of certain securities available for sale to other Deutsche Bank related entities as well as the sale of securities available for sale to third parties.

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

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                       At June 30,            Average During
                                          1999                2nd Qtr. 1999
                                            (Liabi-                 (Liabi-
(in millions)                       Assets   lities)         Assets  lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                   $ 12,905 $(13,273)       $ 24,274 $(24,088)
Interest Rate Contracts
  Forwards                              46      (29)            283     (300)
  Options purchased                  1,167                    1,588
  Options written                            (1,361)                  (1,616)
Foreign Exchange Rate Contracts
  Spot and Forwards                 12,185  (12,035)          8,959   (8,739)
  Options purchased                  1,677                    1,047
  Options written                            (1,587)                    (880)
Equity-related contracts             3,993   (3,944)          6,521   (6,630)
Commodity-related and other contracts 1,265  (1,351)            789     (884)

Exchange-Traded Options
Interest Rate                                                     5      (3)
Foreign exchange                                                  1      (2)
Commodity                               16      (15)              5     (11)
Equity                                 130      (51)            212    (142)
Total Gross Fair Values             33,384  (33,646)         43,684 (43,295)
Impact of Netting Agreements      (20,579)    20,579       (32,604)  32,604
                               $ 12,805(1)                  $11,080

                                          $(13,067)(1)             $(10,691)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                         At December 31,      AverageDuring
                                              1998            4th Qtr. 1998
                                             (Liabi-                 (Liabi-
(in millions)                       Assets   lities)         Assets  lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                  $  26,923 $(26,401)        $29,422$(27,742)
Interest Rate Contracts
  Forwards                             188     (193)            326    (319)
  Options purchased                  2,236                    2,156
  Options written                            (2,111)                 (2,155)
Foreign Exchange Rate Contracts
  Spot and Forwards                 17,851  (17,169)         18,364 (18,097)
  Options purchased                  1,254                    1,350
  Options written                            (1,048)                 (1,152)
Equity-related contracts             5,508   (5,672)          4,956  (5,424)
Commodity-related and other contracts  966     (970)            824    (808)

Exchange-Traded Options
Interest Rate                           12       (4)              9      (7)
Foreign exchange                        30      (39)             33     (32)
Commodity                                8       (9)              2      (5)
Equity                                 531     (372)            652    (421)
Total Gross Fair Values             55,507  (53,988)         58,094 (56,162)
Impact of Netting Agreements      (38,131)    38,131       (36,835)  36,835

                                $17,376(1)                  $21,259

                                          $(15,857)(1)             $(19,327)

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

     Total net end-user derivative unrealized losses were $164 million at June 30, 1999 compared with unrealized gains of $264 million at December 31, 1998. The $428 million decrease was primarily due to the transfer of Corporation entities to affiliated Deutsche Bank entities and changes in interest rates.

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


                                                  Other       Net invest-
                                                 short-          ents in
             Securities              Interest-     term   Long-  foreign
(in millions) available        Other   bearing  borrow-    term  subsi-
June 30, 1999  for sale Loans assets  deposits    ings  debt(1) diaries  Total

Interest Rate Swaps(2)
  Pay Variable
   Unrealized Gain $ -    $  5    $ -    $  68     $  6  $ 80      $ - $ 159
   Unrealized (Loss) -     (8)      -    (141)      (3)  (82)        - (234)
Pay Variable Net     -     (3)      -     (73)        3   (2)        -  (75)
Pay Fixed
   Unrealized Gain   -       -      -       34       24     5        -    63
   Unrealized (Loss) -    (61)      -     (41)      (8)  (10)        - (120)
Pay Fixed Net        -    (61)      -      (7)       16   (5)        -  (57)
Total Unrealized
   Gain              -       5      -      102       30    85        -   222
Total Unrealized
   (Loss)            -    (69)      -    (182)     (11)  (92)        - (354)
Total Net          $ -   $(64)    $ -   $ (80)     $ 19 $ (7)      $ -$(132)

Currency Swaps and Forwards
  Unrealized Gain  $ -     $ -    $ 1      $ -      $ -  $ 15     $ 18  $ 34
  Unrealized (Loss)  -     (2)      -        -        -  (47)     (17)  (66)
Net                $ -    $(2)    $ 1      $ -      $ - $(32)     $  1 $(32)

Other Contracts
  Unrealized Gain  $ -      $-    $ -      $ -      $ -   $ -      $ -   $ -
  Unrealized (Loss)          -      -        -        -     -        -     -
Net                $ -      $-    $ -      $ -      $ -   $ -      $ -   $ -

Total Unrealized
 Gain              $ -    $  5    $ 1    $ 102     $ 30 $ 100     $ 18 $ 256
Total Unrealized
 (Loss)                   (71)      -    (182)     (11) (139)     (17) (420)
Total Net          $ -   $(66)    $ 1   $ (80)     $ 19$ (39)     $  1$(164)

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

Interest Rate Swaps(2)
  Pay Variable
   Unrealized Gain $ 64   $  8   $  -     $149     $ 17  $471     $  - $ 709
   Unrealized (Loss) (3)   (7)      -     (13)     (14)  (55)        -  (92)
Pay Variable Net     61      1      -      136        3   416        -   617
Pay Fixed
   Unrealized Gain    6      -      -        3        -     7        -    16
   Unrealized (Loss) (129)(76)   (13)     (70)     (16)  (30)        - (334)
Pay Fixed Net      (123)  (76)   (13)     (67)     (16)  (23)        - (318)
Total Unrealized
   Gain             70       8      -      152       17   478        -   725
Total Unrealized
   (Loss)        (132)    (83)   (13)     (83)     (30)  (85)        - (426)
Total Net        $(62)   $(75)  $(13)     $ 69   $ (13)  $393     $  - $ 299

Currency Swaps and Forwards
  Unrealized Gain  $ 6     $ -    $ -     $  5      $ 1  $ 76     $ 19 $ 107
  Unrealized (Loss) (7)     (3)    (1)      (4)      (1)  (89)     (34) (139)
Net                $(1)    $(3)   $(1)     $  1      $ - $(13)    $(15)$ (32)

Other Contracts
  Unrealized Gain  $ -     $ -    $ -     $  -      $ - $   -     $  - $   -
  Unrealized (Loss) (3)      -      -        -        -     -        -   (3)
Net               $(3)     $ -    $ -     $  -      $ - $   -     $  - $ (3)

Total Unrealized
 Gain            $  76    $  8    $ -     $157      $18 $ 554     $ 19 $ 832
Total Unrealized
 (Loss)          (142)    (86)   (14)     (87)     (31) (174)     (34) (568)
Total Net       $ (66)   $(78)  $(14)     $ 70    $(13) $ 380    $(15) $ 264

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


At June 30, 1999
Notional
Amount                    Paying Variable                        Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay    Total
In:              Amount     Rate     Rate   Amount   Rate      Rate  Notional


1999            $33,653    5.11%    5.00%   $4,052   5.11%    5.42%  $37,705

2000-2001        14,022    5.37     4.97     4,137    4.83    6.25    18,159

2002-2003         2,815    5.41     5.14       412    5.21    6.29     3,227

2004 and thereafter 6,617  6.75     5.04       810    5.05    6.37     7,427
Total           $57,107                     $9,411                   $66,518

     All rates were those in effect at June 30, 1999. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



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

     In conjunction with the Acquisition and to strengthen the Corporation's capital base, Deutsche Bank made a capital contribution of $1.4 billion.

     Based on their respective regulatory capital ratios as of June 30, 1999, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the applicable regulations.

     The Corporation's and BTCo's ratios are presented in the table below.

                                                       FRB
                                                       Minimum  To Be Well
                              Actual        Actual     for      Capitalized
                               as of         as of     Capital        Under
                            June 30,  December 31,     Adequacy  Regulatory
                                1999          1998     Purposes  Guidelines
Corporation
 Risk-Based Capital Ratios
  Tier 1 Capital                7.1%          7.5%      4.0%         6.0%
  Total Capital                13.7%         13.6%      8.0%        10.0%

 Leverage Ratio                 3.4%          3.5%      3.0%          N/A

BTCo
 Risk-Based Capital Ratios
  Tier 1 Capital               11.3%         10.5%      4.0%         6.0%
  Total Capital                13.2%         13.4%      8.0%        10.0%

 Leverage Ratio                 5.9%          5.7%      3.0%         5.0%

N/A Not Applicable

     The following are the essential components used in calculating the Corporation's and BTCo's risk-based capital ratios:

                                              Actual as of     Actual as of
                                                  June 30,     December 31,
(in millions)                                         1999            1998
Corporation
  Tier 1 Capital                                      $3,929      $5,069
  Tier 2 Capital                                       3,622       3,812
  Tier 3 Capital                                           -         400
Total Capital                                         $7,551      $9,281

  Total risk-weighted assets                         $55,174     $67,980

BTCo
  Tier 1 Capital                                      $5,384     $ 6,682
  Tier 2 Capital                                         941       1,858
Total Capital                                         $6,296     $ 8,540

Total risk-weighted assets                           $47,590     $63,748


     Comparing June 30, 1999 to December 31, 1998, the Corporation's Tier 1 Capital ratio decreased 40 basis points as a decline in Tier 1 Capital of $1.1 billion was only partly offset by a decrease in risk-weighted assets of $12.8 billion. The $1.4 billion capital contribution by Deutsche Bank strengthens the Corporation's Tier 1 Capital base which was impacted by losses for the period. Risk-weighted assets decreased principally because positions were liquidated or transferred to other Deutsche Bank affiliates. The Total Capital ratio increased 10 basis points as the decrease in risk-weighted assets more than offset the decline of $1.7 billion in Total Capital. The Leverage ratio decreased 10 basis points as the decrease in Tier 1 Capital related to the operating losses more than offset the favorable impact of a $31.6 billion decline in quarterly average assets.

     The negative effect of the aforementioned operating losses and positive effect of the asset liquidations and transfers were also the main reasons for comparative variances in BTCo's ratios. BTCo's Tier 1 Capital ratio increased 80 basis points as the decrease in Tier 1 Capital of $1.3 billion was more than offset by a reduction of $16.2 billion in risk-weighted assets. Total Capital ratio declined 20 basis points due to a reduction in subordinated debt qualifying as Tier 2 Capital that was provided by the Corporation to BTCo. The Leverage ratio increased 20 basis points as the reduction in Tier 1 Capital was more than offset by the decline in quarterly average assets of $24.9 billion.

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

     Table 1 below shows the results of statistical measures of loss for the first six months of 1999 and all of 1998 for the set of financial assets and liabilities whose values are functions of market traded variables irrespective of accounting intention. This measure shows the 99th percentile loss potential of the Firm assuming the Firm's positions are held unchanged for 10 days. This measure is commonly known as Value-at-Risk (VaR) and is computed according to standards set by the Federal
Reserve for determining regulatory capital required for market risk. Table
2 shows the same information for the subset of these positions that appear as Trading Assets on the Corporation's balance sheet.

Table 1
BT Corporation Total Ten-Day Value at Risk
(in millions)

                                     Six Months
                             1998          1999  December 31,      June 30,
Risk Class                 Average      Average          1998          1999
Interest Rate              $101.4        $68.8        $ 77.4       $ 68.6
Currency                     35.5         12.7          26.0          2.5
Equity                       88.0         89.5         105.0         61.7
Commodity                     4.2          3.8           3.9          1.1
Diversification             (67.9)      (52.7)        (64.7)        (31.6)
Overall Portfolio          $161.2       $122.1        $147.6       $102.3

Table 2
BT Corporation Trading Ten-Day Value at Risk
(in millions)

                                     Six Months
                              1998         1999   December 31,     June 30,
Risk Class                 Average      Average           1998         1999
Interest Rate              $ 61.1       $ 38.4        $ 52.2       $ 31.7
Currency                     34.8         12.6          22.0          2.5
Equity                       57.0         39.0          51.2         13.5
Commodity                     4.2          3.8           3.9          1.1
Diversification             (53.7)      (31.6)        (47.5)        (11.0)
Overall Portfolio           103.4        $62.2         $81.8       $ 37.8


     Table 1 shows that the Corporation's overall market-risk exposure declined during the first six months of 1999 on an average and spot basis
by 24 percent and 31 percent, respectively.    The overall decline was
driven by declines in interest rate and currency risk. Although average equity risk rose by 2 percent during the six months in comparison with the 1998 average, the six months average declined by 15 percent from the December 31 level. On a spot basis, equity risk declined by 41 percent as
of June 30 in comparison with the December 31 level.   These reductions
reflect the effects of integrating the Corporation into Deutsche Bank Group as well as a continuation of risk reduction efforts begun in the third quarter of 1998.

     Table 2 shows that the Corporation's risk levels from Trading Assets declined even more sharply during this period than the risk levels reported in Table 1, declining on an average and spot basis by 40 percent and 54 percent, respectively. The decline was evident across all significant risk areas.

LIQUIDITY

     Liquidity is the ability to have funds available at all times to meet the commitments of the Corporation. As part of the Acquisition, the Corporation's liquidity process has now become an integral part of Deutsche Bank's global liquidity process. The Corporation continues to have a formal process for managing the liquidity for the Firm as a whole and for each of its significant subsidiaries. Management's policy is designed to maintain the Corporation's ability to fund assets and meet any contractual financial obligations on a timely basis at a fair market cost under any market conditions. The fundamental objective is to ensure that, even in the event of a complete loss of access to liquidity, the Corporation will be able to fund those assets that cannot be liquidated on a timely basis. While the Corporation manages its liquidity position on a day-to-day basis to meet its ongoing funding needs, the Firm's planning and management process also encompasses contingency planning to address even the most severe liquidity events.

     One of the Corporation's principal liquidity strengths is its stock of highly liquid assets. An important component of these liquid assets is the "liquidity warehouse" and the aggregate warehouse size relative to maturing liabilities. The "liquidity warehouse" is defined as liquid assets which are under the direct control of the Treasury area and which can be liquidated at current market value on a timely basis.


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at June 30, 1999 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval
                                                             Non-
                                                        interest-
(in billions)             Within     1 - 5      After     bearing
June 30, 1999             1 year     years    5 years       funds   Total
Assets                    $ 58.6     $ 3.4      $ 1.3      $ 28.7  $ 92.0
Liabilities and preferred
 stock                     (45.8)     (7.0)      (6.8)      (28.8)  (88.4)
Common stockholder's equity    -         -          -        (3.6)   (3.6)
Effect of off-balance sheet
 hedging instruments        (2.3)      1.5        0.8           -       -
Interest rate sensitivity
 gap                       $10.5      $(2.1)      $(4.7)   $(3.7)  $    -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                 June 30,   December 31,
                                                     1999           1998
CASH BASIS LOANS
  Domestic
    Commercial and industrial                        $ 45           $ 91
    Secured by real estate                             75             86
    Financial institutions                             13             15
Total domestic                                        133            192
  International
    Commercial and industrial                          83            135
    Secured by real estate                             11             18
    Foreign governments                                 3             23
    Lease financings                                    2              7
    Other                                              20             17
Total international                                   119            200
Total cash basis loans                               $252           $392

Ratio of cash basis loans to total gross loans        1.0%           1.7%

Ratio of allowance for credit losses-loans to
 cash basis loans                                    211%           166%

RENEGOTIATED LOANS
  Secured by real estate                               $-            $25
  Other                                                 -              1
Total renegotiated loans                               $-             26

OTHER REAL ESTATE                                     $92            $87

OTHER NONPERFORMING ASSETS                             $8             $8


     There were no loans 90 days or more past due and still accruing interest at June 30, 1999 and December 31, 1998.

     An analysis of the changes in the Corporation's total cash basis loans during the first six months of 1999 follows (in millions):


Balance, December 31, 1998                                          $392
Net transfers to cash basis loans                                     63
Net transfers to other real estate                                  (11)
Net paydowns                                                        (70)
Charge-offs                                                         (84)
Other                                                               (38)
Balance, June 30, 1999                                              $252


     The Corporation's total cash basis loans amounted to $252 million at June 30, 1999, down $140 million, or 36 percent, from December 31, 1998.

     Within cash basis loans, loans secured by real estate were $86 million and $104 million at June 30, 1999 and December 31, 1998, respectively. Commercial and industrial loans to highly leveraged borrowers were $36 million and $66 million at June 30, 1999 and December 31, 1998, respectively.

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


                                                         Six Months Ended
                                                              June 30,
(in millions)                                           1999        1998
Domestic Loans
 Gross amount of interest that would have
  been recorded at original rate                          $5          $4
 Less, interest, net of reversals, recognized
  in interest revenue                                      2           1
Reduction of interest revenue                              3           3
International Loans
 Gross amount of interest that would have
  been recorded at original rate                          11           5
 Less, interest, net of reversals, recognized
  in interest revenue                                      8           2
Reduction of interest revenue                              3           3
Total reduction of interest revenue                       $6          $6

EMERGING MARKETS CROSS-BORDER EXPOSURES(1)

                                                         % Change from
                                June 30,   December 31,   December 31,
($ in billions)                     1999           1998           1998
Korea, Republic of                  $0.6           $0.8        (25)%
Indonesia                              -            0.4       (100)%
Hong Kong                            0.1            0.4        (75)%
Thailand                               -            0.2       (100)%
Malaysia                               -            0.1       (100)%
Other(2)                             0.3            0.8        (63)%
Total Emerging Asia                 $1.0           $2.7        (63)%


Brazil                              $0.3           $0.7        (57)%
Mexico                               0.4            0.6        (33)%
Argentina                            0.2            0.5        (60)%
Venezuela                              -            0.1       (100)%
Other(3)                             0.3            0.6        (50)%
Total Latin America                 $1.2           $2.5        (52)%

Russian Federation                  $0.2           $0.2           -%

Total                               $2.4           $5.4        (56)%

As a % of Total Assets               2.6%           4.1%

(1) Based on FFIEC instructions. Shown by country of ultimate risk. Excludes local country claims on local residents.
(2) Includes Peoples Republic of China, Republic of Taiwan, India, Philippines, Singapore and Sri Lanka.
(3) Includes Chile, Colombia, Peru, Ecuador, Nicaragua, Panama and Uruguay.


     The decline in emerging markets cross-border exposures was partly due to the transfer of BTI.

RELATED PARTY TRANSACTIONS

     In conjunction with the integration of the Corporation into Deutsche Bank's management structure, the Corporation has entered into various related party transactions with Deutsche Bank. As previously mentioned on page 9, the Corporation has transferred BTAB and substantially all of its interest in BTI to Deutsche Bank entities. In addition, the Corporation has transferred at fair market value certain other entities and financial assets and liabilities to Deutsche Bank entities. In order to realign the Corporation's businesses with the Deutsche Bank management structure, the Corporation will continue to transfer other financial assets and liabilities and entities as necessary.


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

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS 137 deferred the effective date of SFAS 133 until January 1, 2001 for calendar year companies. Depending on the underlying risk management strategy, the accounting for these products under the new standard could affect reported earnings and balance sheet accounts. The Corporation continues to evaluate the potential impact of the new standard as plans for implementation proceed.

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

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

     On June 15, 1999, Richard H. Daniel, the Chief Financial Officer of the Corporation resigned to pursue other interests. On June 30, 1999, Frank N. Newman, the Chairman of the Board, Chief Executive Officer, and President of the Corporation, resigned.

     The Corporation at its Board meeting held on July 21, 1999, elected Dr. Josef Ackermann, a director of the Corporation, as the Chairman of the Board, Chief Executive Officer and President effective as of July 1, 1999, to succeed Mr. Frank N. Newman.

     At the same meeting, the resignation of Mr. Robert B. Allardice III as a director of the Corporation was accepted effective as of July 21, 1999. Mr. Hans H. Angermueller and Dr. Ronaldo H. Schmitz were elected as directors of the Corporation effective as of July 21, 1999, to fill the vacancies created by the resignations of Messrs. Newman and Allardice.

     The current directors of the Corporation are as follows:

     Dr. Josef Ackermann
     Mr. Hans H. Angermueller
     Mr. George B. Beitzel
     Mr. William R. Howell
     Mr. Hermann-Josef Lamberti
     Mr. John A. Ross
     Dr. Ronaldo H. Schmitz


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

           (4) Instruments Defining the Rights of Security Holders, Including Indentures

                  (v) - The Corporation hereby agrees to furnish to the
                        Commission, upon request, a copy of any instru-ments defining the rights of security holders issued by Bankers Trust Corporation or its subsidiaries.

          (10) Material Contracts

                 iii (a) - Management Contracts and Compensation Plans

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

          (99) Additional Exhibits

     (b) Reports on Form 8-K - Bankers Trust Corporation filed five reports on Form 8-K during the quarter ended June 30, 1999.

         - The report dated June 4, 1999 and filed June 21, 1999 reported: under Item 1 thereof that Deutsche Bank AG acquired all of the outstanding shares of common stock of Bankers Trust Corporation from its shareholders at a price of $93.00 per share; under Item 2 thereof the transfer of certain wholly-owned subsidiaries to Deutsche Bank AG and the proposed sale of Bankers Trust
           Australia Limited; under Item 5 thereof the resignations of all directors of Bankers Trust Corporation other than Frank N. Newman and certain other events; under Item 7 thereof unaudited pro forma financial information.

         - The report dated and filed June 4, 1999 filed a Press Release issued by Deutsche Bank AG which announced the merger of the Corporation with a wholly-owned subsidiary of Deutsche Bank AG.

         - The report filed May 21, 1999, filed the Corporation's Press Release dated May 20, 1999 that announced that the Federal Reserve Board approved the Company's merger with Deutsche Bank.

         - The report filed April 28, 1999, filed the Corporation's Press Release dated April 27, 1999 that announced that its shareholders voted to approve the Company's merger with Deutsche Bank.

         - The report filed April 26, 1999, filed the Corporation's Press Release dated April 26, 1999, which announced earnings for the first quarter of 1999.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 1999.


                                   BANKERS TRUST CORPORATION



                                   BY: /S/ RONALD HASSEN
                                           RONALD HASSEN
                                           Senior Vice President, Controller
                                            and Principal Accounting Officer

                         BANKERS TRUST CORPORATION
                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1999

                               EXHIBIT INDEX



 (4) Instruments Defining the Rights of Security
      Holders, Including Indentures

       (v) -   Long-Term Debt Indentures                              (a)

(10) Material Contracts

       iii(a)  Management Contracts and Compensation Plans

               (1) Severance Agreement with Frank N. Newman

               (2) Severance Agreement with Richard H. Daniel

(12) Statement re Computation of Ratios

       (a) -   Computation of Consolidated Ratios of
               Earnings to Fixed Charges

       (b) -   Computation of Consolidated Ratios of
               Earnings to Combined Fixed Charges and
               Preferred Stock Dividend Requirements

(27) Financial Data Schedule

(99)   (i)     Additional Exhibits

               (1)  Unaudited Pro Forma Condensed Financial
                     Statements for the six months ended
                     June 30, 1999 and 1998





















[FN]
(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust Corporation or its subsidiaries.