Form 10-Q
period 1999-09-30
BANKERS TRUST CORP
filed 1999-11-15
CIK 9749

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1999
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



           Yes      X                             No


 The registrant is a wholly-owned subsidiary of Deutsche Bank AG, as of the date hereof, 1 share of the registrant's Common Stock par value $1 per share, was issued and outstanding.

                         BANKERS TRUST CORPORATION

                       SEPETEMBER 30, 1999 FORM 10-Q

                             TABLE OF CONTENTS


Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended September 30, 1999 and 1998       2
              Nine Months Ended September 30, 1999 and 1998        3

            Consolidated Statement of Comprehensive Income
              Three Months Ended September 30, 1999 and 1998 and
              Nine Months Ended September 30, 1999 and 1998        4

            Consolidated Balance Sheet
              At September 30, 1999 and December 31, 1998          5

            Consolidated Statement of Changes in Stockholders'
             Equity
               Nine Months Ended September 30, 1999 and 1998       6

            Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1999 and 1998        7

            Consolidated Schedule of Net Interest Revenue
              Three Months and Nine Months Ended
              September 30, 1999 and 1998                          8


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as supplemented by the first and second quarter 1999 Form 10-Q.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9

  Item 3. Quantitative and Qualitative Disclosures about Market Risk  37

PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                           38

SIGNATURE                                                             39

PART I. FINANCIAL INFORMATION

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                               (in millions)
                                (unaudited)

                                                                    Increase
THREE MONTHS ENDED SEPTEMBER 30,                     1999     1998 (Decrease)
NET INTEREST REVENUE
  Interest revenue                                   $818   $2,281  $(1,463)
  Interest expense                                    664    1,945   (1,281)
Net interest revenue                                  154      336     (182)
Provision for credit losses-loans                    (49)       20      (69)
Net interest revenue after provision for
 credit losses-loans                                  203      316     (113)
NONINTEREST REVENUE
  Trading                                              12    (491)       503
  Fiduciary and funds management                      250      273      (23)
  Corporate finance fees                               46      242     (196)
  Other fees and commissions                           92      218     (126)
  Net revenue from equity investments                 135      (1)       136
  Securities available for sale gains (losses)        (7)    (125)       118
  Insurance premiums                                   -        74      (74)
  Other                                               900     (35)       935
Total noninterest revenue                           1,428      155     1,273
NONINTEREST EXPENSES
  Salaries and commissions                            193      366     (173)
  Incentive compensation and employee benefits        230      286      (56)
  Agency and other professional service fees           93      122      (29)
  Communication and data services                      40       65      (25)
  Occupancy, net                                       45       56      (11)
  Furniture and equipment                              51       65      (14)
  Travel and entertainment                             14       44      (30)
  Provision for policyholder benefits                  -        92      (92)
  Other                                               144       82        62
Total noninterest expenses                            810    1,178     (368)
Income (loss) before income taxes                     821    (707)     1,528
Income taxes (benefit)                                559    (219)       778

NET INCOME (LOSS)                                    $262   $(488)      $750

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                               (in millions)
                                (unaudited)

                                                                    Increase
NINE MONTHS ENDED SEPTEMBER 30,                      1999     1998 (Decrease)
NET INTEREST REVENUE
  Interest revenue                                 $3,622   $6,575  $(2,953)
  Interest expense                                  2,971    5,471   (2,500)
Net interest revenue                                  651    1,104     (453)
Provision for credit losses-loans                    (74)       20      (94)
Net interest revenue after provision for
 credit losses-loans                                  725    1,084     (359)
NONINTEREST REVENUE
  Trading                                            (55)    (263)       208
  Fiduciary and funds management                      805      819      (14)
  Corporate finance fees                              488      965     (477)
  Other fees and commissions                          456      584     (128)
  Net revenue from equity investments                 243      203        40
  Securities available for sale gains (losses)      (150)     (81)      (69)
  Insurance premiums                                   86      202     (116)
  Other                                               812      139       673
Total noninterest revenue                           2,685    2,568       117
NONINTEREST EXPENSES
  Salaries and commissions                            903    1,063     (160)
  Incentive compensation and employee benefits        945    1,200     (255)
  Change in control related incentive
   compensation and employee benefits               1,101        -     1,101
  Agency and other professional service fees          343      374      (31)
  Communication and data services                     172      180       (8)
  Occupancy, net                                      165      156         9
  Furniture and equipment                             189      175        14
  Travel and entertainment                             98      123      (25)
  Provision for policyholder benefits                 114      251     (137)
  Other                                               424      301       123
  Restructuring charge                                459        -       459
Total noninterest expenses                          4,913    3,823     1,090
Income (loss) before income taxes                 (1,503)    (171)   (1,332)    860)
Income taxes (benefit)                                 43     (69)       112

NET INCOME (LOSS)                                $(1,546)   ($102)  $(1,444)

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (in millions)
                                (unaudited)


                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                           1999      1998       1999   1998
NET INCOME (LOSS)                          $262    $(488)   $(1,546) $(102)

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments:
    Unrealized foreign currency translation
     gains (losses) arising during period,
     net of tax(a)                           12       (1)          9   (19)
    Reclassification adjustment for realized
     foreign currency translation (gains)
     losses, net of tax(b)                  130         -        302      -

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
     during period, net of tax(c)           (3)     (114)       (27)  (117)
    Reclassification adjustment for realized
     (gains) losses, net of tax(d)            4        93        121     62
Total other comprehensive income (loss)     143      (22)        405   (74)
COMPREHENSIVE INCOME (LOSS)                $405    $(510)   $(1,141) $(176)

(a) Amounts are net of income tax expense (benefit) of $9 million and $1 million for the three months ended September 30, 1999 and September 30, 1998, respectively and $(10) million and $9 million for the nine months ended September 30, 1999 and September 30, 1998, respectively.

(b) Realized foreign currency translation losses result from the transfer of certain foreign subsidiaries to Deutsche Bank in the second quarter of 1999 and the sale of BTAL in the third quarter of 1999. Amounts are net of an income tax benefit of $43 million and $34 million for the three months and nine months ended September 30, 1999, respectively.

(c) Amounts are net of income tax expense (benefit) of $(3) million and $(45) million for the three months ended September 30, 1999 and September 30, 1998, respectively and $5 million and $(48) million for the nine months ended September 30, 1999 and September 30, 1998, respectively.

(d) Amounts are net of an income tax benefit of $3 million and $32 million for the three months ended September 30, 1999 and September 30, 1998, respectively and $29 million and $19 million for the nine months ended September 30, 1999 and September 30, 1998, respectively.



     Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     ($ in millions, except par value)

                                               September 30,December 31,
                                                       1999*        1998
ASSETS
Cash and due from banks                             $  1,642    $  2,837
Interest-bearing deposits with banks                   3,357       2,382
Federal funds sold                                     1,169       2,484
Securities purchased under resale
 agreements                                            8,888      17,053
Securities borrowed                                     239       14,709
Trading assets:
 Government securities                                 2,973       5,731
 Corporate debt securities                               838       5,519
 Equity securities                                     1,719       5,810
 Swaps, options and other derivatives                  5,987      17,376
 Other trading assets                                  3,917      11,734
Total trading assets                                  15,434      46,170
Securities available for sale                          3,539      12,748
Loans, net of allowance for credit losses
of $476 at September 30, 1999 and $652
at December 31, 1998                                  17,711      22,633
Customer receivables                                     472       1,524
Accounts receivable and accrued interest               2,371       3,815
Other assets                                           6,982       6,760
Total                                              $  61,804    $133,115
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                    $2,568    $  2,784
  Foreign offices                                      2,316       1,689
Interest-bearing deposits
  Domestic offices                                    12,079      18,259
  Foreign offices                                      7,375      14,602
Total deposits                                        24,338      37,334
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                  103       4,149
  Equity securities                                       18       6,458
  Other trading liabilities                                9         789
 Swaps, options and other derivatives                  6,360      15,857
Total trading liabilities                              6,490      27,253
Securities loaned and securities sold under
  repurchase agreements                                  155      17,420
Other short-term borrowings                            6,714      16,313
Accounts payable and accrued expenses                  2,281       5,210
Other liabilities, including allowance for
 credit losses of $30 at September 30, 1999
 and $18 at December 31, 1998                          2,978       5,466
Long-term debt not included in risk-based capital     10,588      14,890
Long-term debt included in risk-based capital          2,431       3,113
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                        1,426       1,420
Total liabilities                                     57,401     128,419

STOCKHOLDERS' EQUITY
Preferred stock                                          394         394
Common stock, $1 par value
 Authorized, 200 shares at September 30, 1999 and
  300,000,000 shares at December 31, 1998
 Issued, 1 share at September 30, 1999 and
  105,380,175 at December 31, 1998                        -          105
Capital surplus                                        2,318       1,613
Retained earnings                                      1,749       3,504
Common stock in treasury, at cost: 1999, 0 shares;
 1998, 9,666,055 shares                                    -     (1,056)
Other stockholders' equity                                 -         599
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities available
   for sale, net of taxes                                 29        (65)
  Foreign currency translation, net of taxes            (87)       (398)
Total stockholders' equity                             4,403       4,696
Total                                                $61,804    $133,115

* Unaudited
Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in millions, except par value)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                         1999        1998
PREFERRED STOCK
Balance, January 1                                    $  394      $  658
Preferred stock redeemed                                   -       (248)
Preferred stock repurchased                                -        (16)
Balance, September 30                                    394         394
COMMON STOCK
Balance, January 1                                       105         105
Retirement of common stock                             (105)           -
Issuance of common stock*                                  -           -
Balance, September 30                                      -         105
CAPITAL SURPLUS
Balance, January 1                                     1,613       1,563
Common stock distributed under employee
 benefit plans                                             4          47
Capital transactions related to change in control      (699)           -
Capital contribution from parent                       1,400           -
Balance, September 30                                  2,318       1,610
RETAINED EARNINGS
Balance, January 1                                     3,504       4,202
Net income (loss)                                    (1,546)       (102)
Cash dividends declared
  Preferred stock                                       (16)        (29)
  Common stock                                          (98)       (289)
Treasury stock distributed under employee benefit plans (95)       (168)
Balance, September 30                                  1,749       3,614
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                   (1,056)       (889)
Purchases of stock                                      (71)       (601)
Treasury stock distributed under employee benefit plans  322         372
Capital transactions related to change in control        805           -
Balance, September 30                                      -     (1,118)
COMMON STOCK ISSUABLE - STOCK AWARDS
Balance, January 1                                       817         901
Deferred stock awards granted, net                       557          51
Deferred stock distributed                             (216)        (98)
Capital transactions related to change in control    (1,158)           -
Balance, September 30                                      -         854
DEFERRED COMPENSATION - STOCK AWARDS
Balance, January 1                                     (218)       (438)
Deferred stock awards granted, net                     (556)        (52)
Amortization of deferred compensation, net               749         209
Other                                                     25           -
Balance, September 30                                      -       (281)
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                     (398)       (362)
Translation adjustments/entity transfers and sales       335        (10)
Income taxes                                            (24)         (9)
Balance, September 30                                   (87)       (381)
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                      (65)        (32)
Change in unrealized net gains (losses), after applicable
 income taxes and minority interest                       94        (55)
Balance, September 30                                     29        (87)

TOTAL STOCKHOLDERS' EQUITY, SEPTEMBER 30              $4,403      $4,710

* 1 share, $1 par value.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in millions)
                                (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                         1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(1,546)  $    (102)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Provision for credit losses - loans                   (74)          20
  Provision for credit losses-other                       12           -
  Provision for policyholder benefits                    114         251
  Restructuring charges                                  459           -
  Deferred income taxes, net                            (70)       (159)
  Depreciation and other amortization and
  accretion                                              881         250
  Other, net                                             128          32
  Gain on sale of BTAL                                 (779)           -
    Earnings adjusted for noncash charges and credits  (875)         292
Net change in:
  Trading assets                                    (11,264)     (1,815)
  Trading liabilities                                 21,839       8,457
  Receivables and payables from securities
   transactions                                          861       (950)
  Customer receivables                               (1,276)       (162)
  Other operating assets and liabilities, net        (2,592)     (1,358)
Securities available for sale losses                     150          81
Net cash provided by operating activities              6,843       4,545
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks               (2,351)       2,065
  Federal funds sold                                   1,315     (3,280)
  Securities purchased under resale agreements       (6,392)     (2,589)
  Securities borrowed                                (8,955)     (2,941)
  Loans                                                1,778     (2,759)
Securities available for sale:
  Purchases                                          (6,103)    (18,711)
  Maturities and other redemptions                     1,015       1,996
  Sales                                                8,351      12,527
Acquisitions of premises and equipment                  (80)       (298)
Other, net                                             (474)       1,188
Proceeds from transfer of legal entities and
  sale of BTAL                                         4,323         -
Net cash used in investing activities                (7,573)    (12,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                           (5,459)     (1,401)
  Securities loaned and securities sold under
   repurchase agreements                              12,565       5,338
  Other short-term borrowings                        (6,711)       1,194
Issuances of long-term debt                            2,167       5,483
Repayments of long-term debt                         (4,188)     (1,400)
Issuance of preferred stock of subsidiary                  -         304
Redemptions and repurchases of preferred stock             -       (264)
Purchases of treasury stock                             (71)       (601)
Cash dividends paid                                    (210)       (320)
Capital contribution from parent                       1,400           -
Other, net                                                25         123
Net cash (used in) provided by financing activities    (482)       8,456
Net effect of exchange rate changes on cash               17          18
Net Increase (Decrease)in Cash and Due from Banks    (1,195)         217
Cash and due from banks, beginning of period           2,837       2,188
Cash and due from banks, end of period              $  1,642    $  2,405

Interest paid                                       $  3,951    $  5,226

Income taxes paid, net                              $     28        $189

Noncash investing activities:
  Transfer of legal entity in exchange for shares   $    852         $ -
   in affiliate
  Other                                                   24           7
  Total noncash investing activities                $    876          $7

Noncash financing activities:
  Conversion of debt to equity                      $      -         $14

Certain prior period amounts have been reclassified to conform to the current presentation.

                BANKERS TRUST CORPORATION AND SUBSIDIARIES
               CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                               (in millions)
                                (unaudited)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                           1999      1998       1999   1998
INTEREST REVENUE
Interest-bearing deposits with banks       $100    $   70     $  232 $  253
Federal funds sold                           34        55        111    167
Securities purchased under resale agreements 83       494        600  1,283
Securities borrowed                          14       350        383  1,014
Trading assets                              158       655        770  1,960
Securities available for sale
  Taxable                                    54       165        308    483
  Exempt from federal income taxes            -        13         18     33
Loans                                       368       443      1,135  1,275
Customer receivables                          7        36         65    107
Total interest revenue                      818     2,281      3,622  6,575
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                          162       300        550    946
  Foreign offices                           156       252        583    797
Trading liabilities                           9       139        131    373
Securities loaned and securities sold under
 repurchase agreements                       10       579        536  1,534
Other short-term borrowings                 157       392        642  1,022
Long-term debt                              142       254        444    710
Trust preferred capital securities           28        29         85     89
Total interest expense                      664     1,945      2,971  5,471
NET INTEREST REVENUE                     $  154    $  336     $  651$  1,104

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

     In conjunction with the Acquisition, the Corporation incurred pre-tax charges of approximately $1.1 billion in COC-related costs, principally due to the aforementioned vesting of all employee deferred compensation amounts and related pro-rata bonus awards as well as a pre-tax restructuring charge of $459 million. Also, in connection with the Acquisition, the Corporation incurred other charges reflecting a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, a change in certain pricing methodologies in order to conform to those of Deutsche Bank, and the transfer of certain available for sale securities to Deutsche Bank related entities based on changes in management responsibility. These one-time charges are included in Deutsche Bank's consolidated financial statements as of June 30, 1999 as part of the goodwill associated with the Acquisition. The goodwill is being amortized over 15 years.

Disposition of Assets

     On June 5, 1999, Bankers Trust transferred its wholly-owned subsidiary BT Alex. Brown Incorporated ("BTAB") and substantially all of its interest in Bankers Trust International PLC ("BTI") to Deutsche Bank Securities Inc. ("DBSI") and Deutsche Holdings (BTI) Ltd., respectively, which are wholly-owned subsidiaries of Deutsche Bank. The transfer of BTAB to DBSI took the form of an exchange of stock pursuant to which BTAB became a wholly-owned subsidiary of DBSI and Bankers Trust received shares of DB U.S. Financial Markets Holding Corporation ("DBUSH"), the parent of DBSI. In the third quarter of 1999, the Corporation sold its shares of DBUSH to Taunus for approximately $800 million. The transfer of substantially all of Bankers Trust's interest in BTI was for cash in the amount of approximately $1.7 billion.

     On August 31, 1999, the Corporation completed the sale of Bankers Trust Australia Limited ("BTAL"), a wholly-owned subsidiary, to the Principal Financial Group for a price of approximately $1.3 billion. Prior to the sale, BTAL remitted to the Corporation a dividend for accumulated retained earnings which included proceeds from BTAL's sale of its investment banking division to Macquarie Bank. The Corporation also received cash for the assumption of certain BTAL long-term debt. In addition, the Corporation is entitled to receive an additional payment 60-120 days after the closing. The Corporation recognized a pre-tax gain of approximately $779 million in the third quarter of 1999 on the sale of BTAL.

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

Capital Contribution

     In conjunction with the Acquisition and to strengthen the Corporation's capital base, Deutsche Bank made a capital contribution of $1.4 billion in the second quarter of 1999.


RESULTS OF OPERATIONS

     The Corporation earned $262 million for the three months ended September 30, 1999 and reported a loss of $1,546 million for the first nine months of 1999. The third quarter of 1999 included the aforementioned gain on the sale of BTAL. As previously mentioned, in the second quarter of 1999 the Corporation incurred pre-tax charges of approximately $1.1 billion in COC-related costs and a pre-tax restructuring charge of $459 million. Also, in connection with the Acquisition, the Corporation incurred other charges reflecting a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, a change in certain pricing methodologies in order to conform to those of Deutsche Bank, and the transfer of certain available for sale securities to Deutsche Bank related entities based on changes in management responsibility.

     The Corporation reported a loss of $488 million for the three months ended September 30, 1998 and $102 million for the first nine months of 1998. The results for 1998, which were significantly affected by turmoil in global and equity markets particularly in the emerging market economies, include trading losses, losses on securities available for sale and a provision for credit losses.

     Prior to the Acquisition in the second quarter of 1999, the Corporation completed the sale of its remaining stake in Consorcio, a Chilean insurance company. The impact of the sale was immaterial to the Corporation's results of operations.

     Because of the significant business and net financial asset transfers to Deutsche Bank entities, the aforementioned other charges reflecting changes in management intent and responsibility in the second quarter of 1999 and the sale of BTAL in the third quarter of 1999, the Corporation's historical financial statements are not fully comparable for all periods presented.


BUSINESS SEGMENT RESULTS

     Business segments results, which are presented in accordance with U.S. generally accepted accounting principles, are derived from internal management reports.

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

     The following tables present results by Business Segment:

                                                 Total Non-    Pretax     Net
Three Months Ended September 30, 1999  Total Net   interest   Income/ Income/
(in millions)                           Revenue*   Expenses    (Loss)  (Loss)
Retail and Private Banking                $  38    $   42   $   (4) $   (2)
Asset Management                             61        46        15       8
Global Corporates and Institutions          343       251        92      52
Global Technology and Services              223       231       (8)     (4)
Other Business Segments**                    56        87      (31)    (18)
Total Business Segments                     721       657        64      36
Corporate Items***                          910       153       757     226
Total                                    $1,631       810       821     262

  * There were no material intersegment revenues among the business segments.
 ** Due to the sale of BTAL in the third quarter of 1999, its results are included in Other Business Segments.
***Includes pre-tax gain on sale of BTAL of $779 million.


                                                Total Non-    Pretax     Net
Three Months Ended September 30, 1998 Total Net   interest   Income/ Income/
(in millions)                          Revenue*   Expenses    (Loss)  (Loss)
Retail and Private Banking                 $ 46        41         5       4
Asset Management                             62        39        23      16
Global Corporates and Institutions        (224)       617     (841)   (580)
Global Technology and Services              227       215        12       8
Other Business Segments**                   219       196        23      16
Total Business Segments                     330     1,108     (778)   (536)
Corporate Items                             141        70        71      48
Total                                       471     1,178     (707)   (488)

 * There were no material intersegment revenues among the business segments.
** Due to the sale of BTAL in the third quarter of 1999, its results are included in Other Business Segments.


                                                Total Non-    Pretax     Net
Nine Months Ended September 30, 1999  Total Net   interest   Income/ Income/
(in millions)                          Revenue*   Expenses    (Loss)  (Loss)
Retail and Private Banking              $   131       152      (21)    (16)
Asset Management                            155       118        37      25
Global Corporates and Institutions          817     2,357   (1,540) (1,218)
Global Technology and Services              702       774      (72)    (54)
Other Business Segments**                   413       518     (105)    (75)
Total Business Segments                   2,218     3,919   (1,701) (1,338)
Corporate Items***                        1,192       994       198   (208)
Total                                     3,410     4,913   (1,503) (1,546)

  * There were no material intersegment revenues among the business segments.
 ** Due to the sale of BTAL in the third quarter of 1999, its results are included in Other Business Segments.
*** Includes restructuring charges of $459 million and a pre-tax gain on sale of BTAL of $779 million.

                                               Total Non-    Pretax     Net
Nine Months Ended September 30, 1998  Total Net  interest   Income/ Income/
(in millions)                          Revenue*  Expenses    (Loss)  (Loss)
Retail and Private Banking              $   143       130        13       9
Asset Management                            144        91        53      38
Global Corporates and Institutions        1,697     2,154     (457)   (304)
Global Technology and Services              714       696        18      13
Other Business Segments**                   651       583        68      48
Total Business Segments                   3,349     3,654     (305)   (196)
Corporate Items                             303       169       134      94
Total                                     3,652     3,823     (171)   (102)

 * There were no material intersegment revenues among the business segments.
** Due to the sale of BTAL in the third quarter of 1999, its results are included in Other Business Segments.

     The Retail and Private Banking business recorded a net loss of $2 million in the third quarter of 1999, compared to net income of $4 million in the prior year quarter. The current quarter reflected lower revenue from fiduciary and funds management activities resulting from certain foreign activities transferred to a Deutsche Bank related entity in July 1999. For the first nine months of 1999, net loss was $16 million as compared to net income of $9 million in the prior year period. The 1999 year-to-date results contain pre-tax COC-related costs of approximately $21 million.

     Asset Management recorded net income of $8 million in the third quarter of 1999, compared to net income of $16 million in the 1998 third quarter. The decline in net income from the prior year period was mainly attributable to a one-time increase in personnel-related costs. Net income was $25 million for the first nine months of 1999 versus $38 million for the first nine months of 1998. The 1999 year-to-date results contain pre-tax COC-related costs of approximately $16 million.

     The Global Corporates and Institutions business recorded net income of $52 million in the third quarter of 1999, compared to a net loss of $580 million in the 1998 third quarter. The current quarter reflects higher revenue from private equity investments as compared to the prior year period. Net loss was $1,218 million for the first nine months of 1999 versus a net loss of $304 million for the first nine months of 1998. The 1999 year-to-date results contain pre-tax COC-related costs of approximately $770 million. Trading losses also negatively impacted the 1999 year-to-date results. Total net revenue for the first nine months of 1999 also includes the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, as well as the transfer of certain securities available for sale to Deutsche Bank related entities. The prior year quarter and year-to-date results included losses related to widening credit spreads on high-yield debt securities, mark-to-market losses on investments in the unit's private equity portfolio and losses on securities available for sale resulting from the economic turmoil experienced in the third quarter of 1998.

     The Corporation's Global Technology and Services business recorded a net loss of $4 million for the current quarter compared to net income of $8 million in the prior year quarter. The current quarter included higher agency and other professional service fees as compared to the prior year period. For the first nine months of 1999, net loss was $54 million as compared to net income of $13 million in the prior year period. The 1999 year-to-date results contain pre-tax COC-related costs of approximately $90 million.

     Other business segments primarily include the operating income and expenses of BTAL and Consorcio, and the results of smaller businesses that are not included in the main business segments. Due to the sale of BTAL in the third quarter of 1999, its results are not included as a reportable business segment. Corporate Items include revenue and expenses that have not been allocated to business segments.

     The following table reconciles total net income (loss) for business segments to consolidated net income (loss) (in millions):

NINE MONTHS ENDED SEPTEMBER 30,                         1999        1998
Total net income (loss) reported for business segments $(1,338)    $(196)
Gain on sale of BTAL*                                      476         -
Restructuring charges                                     (358)        -
Realized foreign currency translation losses**            (172)        -
Earnings associated with unassigned capital                107        201
Loan net charge-offs in excess of the total provision
 for credit losses-loans                                    68         31
Unallocated costs of corporate staff                      (70)       (22)
Other unallocated amounts***                             (259)      (116)
Consolidated net income(loss)                         $(1,546)     $(102)

* Gain is net of foreign currency translation losses realized on the sale. ** Excluding realized foreign currency translation losses related to BTAL. ***Includes a $200 million increase in the valuation allowance related to deferred tax assets for the nine months ended September 30, 1999.


REVENUE

                           Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                      Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          1999      1998      1999     1998
NET INTEREST REVENUE (in millions)
Book basis                             $   154  $    336    $  651   $1,104
Tax equivalent adjustment                    -         7        13       23
Fully taxable basis                       $154  $    343      $664   $1,127

AVERAGE BALANCES (in millions)
Interest-earning assets                $48,759  $131,309   $78,003 $125,973
Interest-bearing liabilities            49,725   128,926    76,114  123,102

Earning assets financed by
 noninterest-bearing funds              $(966)    $2,383    $1,889   $2,871

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets         6.65%     6.91%     6.21%    7.00%
Cost of interest-bearing liabilities     5.30      5.99      5.22      5.94
Interest rate spread                     1.35       .92      0.99      1.06
Contribution of noninterest-bearing
 funds                                  (.10)       .12       .13       .14
Net interest margin                     1.25%      1.04%     1.12%    1.20%

     The significant transfers of entities and other financial assets and liabilities to Deutsche Bank in the second and third quarters of 1999 negatively impacted net interest revenue and levels of average interest-bearing assets and average interest-bearing liabilities for the three months and nine months ended September 30, 1999 as compared to prior year periods.

     Net interest revenue for the third quarter of 1999 totaled $154 million, down $182 million, or 54 percent, from the third quarter of 1998. The $182 million decrease in net interest revenue was primarily due to a $95 million decrease in trading-related net interest revenue, which totaled $22 million for the third quarter of 1999. Nontrading-related net interest revenue totaled $132 million for the third quarter of 1999 versus $219 million for the comparable period in 1998.

     Net interest revenue for the first nine months of 1999 totaled $651 million, down $453 million, or 41 percent, from the first nine months of 1998. The $453 million decrease in net interest revenue was primarily due to a $285 million decrease in trading-related net interest revenue, which totaled $176 million for the first nine months of 1999. Nontrading-related net interest revenue totaled $475 million for the first nine months of 1999 versus $643 million for the comparable period in 1998.

     In the third quarter of 1999, the interest rate spread was 1.35 percent compared to .92 percent in the prior year period. Net interest margin increased to 1.25 percent from 1.04 percent. The yield on interest-earning assets decreased by 26 basis points and the cost of interest-bearing liabilities declined by 69 basis points. Average interest-earning assets totaled $48.8 billion for the third quarter of 1999, down $82.6 billion from the same period in 1998. The decrease was primarily attributable to declines in trading assets and securities borrowed and other money-market related activities. Average interest-bearing liabilities totaled $49.7 billion for the third quarter of 1999, down $79.2 billion from the same period in 1998. The decrease was primarily attributable to a decline in securities sold under repurchase agreements, interest-bearing deposits and other money-market related activities.

     In the first nine months of 1999, the interest rate spread was 0.99 percent compared to 1.06 percent in the prior year period. Net interest margin fell to 1.12 percent from 1.20 percent. The yield on interest-earning assets decreased by 79 basis points and the cost of interest-bearing liabilities declined by 72 basis points. Average interest-earning assets totaled $78.0 billion for the first nine months of 1999, down $48.0 billion from the same period in 1998. The decrease was primarily attributable to a decrease in trading assets, securities borrowed and other money-market related activities. Average interest-bearing liabilities totaled $76.1 billion for the first nine months of 1999, down $47.0 billion from the same period in 1998. The decrease was primarily attributable to a decrease in interest-bearing deposits, securities sold under repurchase agreements and other money-market related activities.

                              Trading Revenue


     The Corporation's trading activities in the second and third quarter of 1999 were significantly reduced, reflecting the effects of integrating the Corporation into Deutsche Bank as well as a continuation of risk reduction efforts begun in the third quarter of 1998. In conjunction with the Acquisition, the Corporation anticipates further curtailment of trading-related activities.

     Combined trading revenue and trading-related net interest revenue for the third quarter of 1999 was a gain of $34 million, up $408 million from the third quarter of 1998. Combined trading revenue and trading-related net interest for the first nine months of 1999 totaled $121 million, down $77 million from the first nine months of 1998. Trading losses for the first nine months of 1999 reflect the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank and other risk reduction efforts.

     The table below presents the Corporation's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                          Trading-
                                                           Related
                                                               Net
                                                  Trading Interest
(in millions)                                     Revenue  Revenue    Total
Three months ended September 30, 1999
Interest rate risk                                     $6    $ (6)       $-
Foreign exchange risk                                (10)        -     (10)
Equity and commodity risk                              16       28       44
Total                                                 $12      $22      $34
Three months ended September 30, 1998
Interest rate risk                                 $(339)     $151   $(188)
Foreign exchange risk                                  70        -       70
Equity and commodity risk                           (222)     (34)    (256)
Total                                             $(491)      $117   $(374)
Nine months ended September 30, 1999
Interest rate risk                                 $(237)     $164    $(73)
Foreign exchange risk                                 144        -      144
Equity and commodity risk                              38       12       50
Total                                              $(55)      $176     $121
Nine months ended September 30, 1998
Interest rate risk                                 $(405)     $513     $108
Foreign exchange risk                                 330        -      330
Equity and commodity risk                           (188)     (52)    (240)
Total                                              $(263)     $461     $198


                 Third Quarter 1999 vs. Third Quarter 1998

     Interest Rate Risk - Trading and trading-related net interest revenue related to interest rate risk increased from the prior year quarter. The third quarter of 1998 included losses in emerging markets, primarily in Russia and Latin America. Additionally, the 1998 losses reflected widening credit spreads in high-yield securities which resulted in mark-to-market losses.

     Foreign Exchange Risk - The decrease is primarily attributed to the overall reduction of the trading portfolio in addition to the sale of BTAL in the third quarter of 1999, which in the prior year quarter was responsible for a significant portion of the foreign exchange trading revenue.

     Equity and Commodity Risk - Trading and trading-related net interest revenue related to equity and commodity risk increased from the prior year quarter. The third quarter of 1998 included losses in global proprietary equity portfolios caused by increased market volatility and decreased activity in the equity derivatives books.

                   Nine Months 1999 vs. Nine Months 1998

     Interest Rate Risk - The decrease reflects the integration of Bankers Trust trading assets into the Deutsche Bank entity and includes post merger risk reduction initiatives and the impact of a change in management's intention regarding certain trading and trading-related assets. The nine months of 1998 included losses on high-yield securities, adverse conditions in the Latin American and Asian markets and valuation adjustments to trading assets for widening counterparty credit spreads.

     Foreign Exchange Risk - The decrease in foreign exchange revenue is primarily related to reduced revenue in the Australian markets coupled with the sale of BTAL in the third quarter of 1999.

     Equity and Commodity Risk - The increase is attributable to third quarter 1998 losses in global proprietary equity portfolios caused by increased market volatility, valuation adjustments related to the Corporation's European Equity business as well as decreased activity in the equity derivative books.

                  Noninterest Revenue (Excluding Trading)

                 Third Quarter 1999 vs. Third Quarter 1998

     Corporate finance fees of $46 million decreased $196 million from the $242 million earned in the third quarter of 1998. The decline is primarily attributable to lower revenue from underwriting, merger and acquisition and loan syndication activities resulting from the transfer of BTAB to DBSI in June 1999.

     Other fees and commissions of $92 million decreased $126 million from the prior year quarter primarily due to lower fees for brokerage services resulting from the transfer of BTAB to DBSI in June 1999.

     Net revenue from equity investments increased $136 million from the prior year period. The current quarter reflected higher gains on direct equity investments.

     Securities available for sale losses totaled $7 million compared to securities available for sale losses of $125 million in the prior year period. The prior year quarter included other-than-temporary impairment writedowns on Russian, Asian and Latin American debt securities.

     Insurance premium revenue decreased $74 million from the prior year quarter. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.

     Other noninterest revenue totaled $900 million compared to a negative $35 million in the prior year period. The current quarter included the gain on the sale of BTAL.

                   Nine Months 1999 vs. Nine Months 1998

     Corporate finance fees of $488 million decreased $477 million, or 49 percent, from the first nine months of 1998, primarily due to lower underwriting fees, loan syndication fees and merger and acquisition activities, which is primarily attributable to the transfer of BTAB to DBSI in June 1999.

     Other fees and commissions of $456 million decreased $128 million from the prior year period primarily due to lower fees for brokerage services resulting from a decline in customer trading activity and the transfer of BTAB to DBSI in June 1999.

     Net revenue from equity investments was $243 million during the first nine months of 1999 as compared with $203 million during the first nine months of 1998. The current period reflected higher gains on direct equity investments.

     Securities available for sale losses totaled $150 million compared to securities available for sale losses of $81 million in the prior year period. The current period reflected third-party sale activity and the transfer of Latin American debt securities to Deutsche Bank related entities based on changes in management responsibility related to such securities. The prior year period reflected other-than-temporary impairment writedowns on Russian, Asian and Latin American debt securities.

     Insurance premium revenue decreased $116 million from the prior year period. The Corporation exited the isurance business with sale of its remaining stake in Consorcio in the second quarter of 1999.

     Other noninterest revenue totaled $812 million compared to $139 million in the prior year period. The current period included the gain on the sale of BTAL. The current period increase was partially offset by the recognition of cumulative translation adjustments for certain legal entities transferred to affiliated Deutsche Bank entities in the second quarter of 1999.

PROVISION AND ALLOWANCES FOR CREDIT LOSSES

     The allowance for credit losses represents management's estimate of probable losses that have occurred as of the date of the financial statements. The allowance for credit losses-loans is reported as a reduction of loans and the allowance for credit losses for other credit-related items is reported in other liabilities.

     The Corporation recently undertook a comprehensive review of its policies and procedures related to the determination of the allowance for credit losses to ensure that they are appropriate within the framework of generally accepted accounting principles. Policies and procedures were revised and improved to ensure a systematic and adequately documented process for the estimation of credit losses and related charge-offs.

     The allowance for credit losses-loans is comprised of a specific allowance component, a country risk component and an expected loss component. The specific allowance component is the amount required for impaired loans as calculated under SFAS 114, "Accounting by Creditors for Impairment of a Loan". The country risk component is the amount provided for exposures in countries experiencing financial stress, excluding those exposures already identified and evaluated as impaired loans. The expected loss component is an estimate of the remaining probable losses inherent in the loan portfolio. This component is determined by using a statistical model that utilizes a loan-type, risk-rated stratified approach. Loss factors are derived by analyzing historical charge-offs and recent economic events and applied to categories of loans by type and risk rating.

     As a result of the aforementioned review of policies and procedures, the Corporation recorded a $33 million net reversal of the allowance for credit losses. The net reversal included a negative provision for credit losses-loans of $49 million and a provision for credit losses for other credit-related items of $16 million for the three months ended September 30, 1999.

     At September 30, 1999, the total allowance for credit losses-loans was $476 million, of which $171 million was the specific allowance component, $122 million was the country risk component and $183 million was the expected loss component. At September 30, 1999 the allowance for credit losses for other credit-related items was $30 million, of which $17 million was the country risk component and $13 million was the expected loss component.

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

     The provisions for credit losses and the other changes in the allowances for credit losses are shown below (in millions).


                                           Quarter Ended     Nine Months Ended
                                            September 30,      September 30,
Total allowance for credit losses          1999      1998      1999    1998
Loans

Balance, beginning of period               $532      $678      $652    $699
Provision for credit losses                (49)        20      (74)      20
Allowance related to BTAL and transferred
  entities*                                (10)         -      (39)       -
Net charge-offs
  Charge-offs                                 2        37        86      67
  Recoveries                                  5         6        23      15
Total net charge-offs (recoveries)          (3)        31        63      52
Balance, end of period                     $476**    $667      $476**  $667
* Reflects the allowance for credit losses of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses of BTAL on the date of sale.

**Comprised of a specific allowance component of $171 million, a country risk component of $122 million and an expected loss component of $183 million.

Other liabilities

Balance, beginning of period                $14       $13       $18     $13
Provision for credit losses                  16         -        12       -
Balance, end of period                      $30       $13       $30     $13
/TABLE>

     Impaired loans under SFAS 114, were $615 million and $418 million at September 30, 1999 and December 31, 1998, respectively. Included in these amounts were $512 million and $295 million of loans which required a specific allowance of $171 million and $61 million at those same dates, respectively. The specific allowance component increased $110 million from December 31, 1998 primarily due to revised policies which led to additional loans individually evaluated for impairment.


RESTRUCTURING CHARGE

     As previously mentioned, the Corporation incurred a pre-tax restructuring charge of $459 million in conjunction with the Acquisition in the second quarter of 1999. The restructuring charge reflected $394 million of severance and other termination-related costs as well as $65 million of other costs primarily related to lease terminations and write-offs of fixed assets and leasehold improvements. As of September 30, 1999, the reserve balance was $136 million which related primarily to severance costs and other termination-related costs for further staff reductions of approximately 500 positions.

EXPENSES

                 Third Quarter 1999 vs. Third Quarter 1998

     As compared to the third quarter of 1998, salaries and commissions expense decreased $173 million, or 47 percent, primarily due to a decrease in the average number of employees resulting from the transfer of BTAB and BTI in the second quarter of 1999, the sale of BTAL in the third quarter of 1999 and staff reductions resulting from the Acquisition.

EXPENSES (continued)

     Incentive compensation and employee benefits decreased $56 million, or 20 percent from the prior year quarter, primarily due to the vesting of employee deferred compensation amounts on the COC date as well as to the previously mentioned decrease in the average number of employees.

     The provision for policyholder benefits decreased $92 million from the prior year period. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.


                   Nine Months 1999 vs. Nine Months 1998

     Salaries and commission expense of $903 million in the first nine months of 1999 decreased $160 million from the first nine months of 1998, primarily due to the decrease in the average number of employees as previously mentioned.

     Incentive compensation and employee benefits decreased by $255 million during the first nine months of 1999 primarily due to the decrease in the average number of employees as previously mentioned.

     The current period included $1.1 billion of change-in-control related incentive compensation and employee benefits, primarily as a result of accelerated amortization of deferred compensation amounts as of the COC date.

     The provision for policyholder benefits decreased $137 million from the first nine months of 1998. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.


INCOME TAXES

     Income tax expense for the third quarter of 1999 amounted to $559 million, compared to an income tax benefit of $219 million in the third quarter of 1998. Tax expense in the current quarter included a $200 million increase in the valuation allowance related to deferred tax assets.
For the first nine months of 1999, income tax expense was $43 million compared with an income tax benefit of $69 million for the first nine months of 1998. The effective tax rate was 68 percent for the current quarter and 3 percent for the nine months ended September 30, 1999, respectively and 31 percent and 40 percent for the prior year quarter and nine months ended September 30, 1998, respectively.

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

YEAR 2000 READINESS DISCLOSURE  (continued)

   The Awareness, Assessment, Renovation, Validation and Implementation
Phases have been completed in accordance with applicable regulatory milestones. The Corporation expects the remainder of this year will be used for re-checking contingency plans and command center structure as well as the ongoing monitoring of the Year 2000 readiness of major counterparties, financial infrastructure service providers and the markets generally. A change management policy that limits system modifications to the extent possible and imposing a complete moratorium for system changes during the transition period has been implemented. Although the priority given to Year 2000 issues may cause other technology projects to be deferred, the deferral of these other projects is not expected to have a material impact on the Corporation's business or operational controls.

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


     Counterparty Assessment Program - This program addresses the Year 2000 readiness of counterparties. Counterparty Year 2000 assessment has been incorporated into the standard credit process. The Corporation has substantially completed its assessment of the Year 2000 readiness of its material customers in accordance with FFIEC guidelines. The counterparty assessment program is an ongoing process, which will continue throughout 1999, and for as long as necessary thereafter.


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

     The Corporation's Year 2000 Program considers crisis management efforts for Year 2000 as part of its overall Year 2000 Risk Mitigation and Contingency Planning Program. As with Year 2000 contingency planning generally, the Corporation's crisis management structure will leverage off of its pre-existing Business Continuity Planning (BCP) framework and follows the structure of its ultimate parent company, Deutsche Bank AG.
As the basis for the Corporation's existing BCP process primarily focuses on outages and loss of facilities, data centers and applications, contingency planning and crisis management efforts, for Year 2000 purposes, will be supplemented for those risks unique to Year 2000.

YEAR 2000 READINESS DISCLOSURE  (continued)

     Existing BCPs are maintained by each operating unit throughout the firm. Business-aligned BCP Coordinators are responsible for administering these plans. In those instances where a single business is predominant in an office, the business-aligned BCP framework from that particular business is the basis of its crisis management structure. In addition, alternate sites that might be needed due to a Year 2000 related problem are planned to be the same sites included and utilized in existing BCPs. All businesses are required to ensure that these sites are Year 2000 compliant.

     As mentioned above, the existing BCP plans have been expanded to include other Year 2000 specific categories, creating a Year 2000 contingency plan for each core business. Plans for the Corporation's core business processes were updated to comply with the June 30, 1999 timeframe established by the FFIEC. The Corporation recognizes that, since there are multiple external factors not within the Corporation's direct control that will influence the focus of any one contingency plan, plans must continue to be updated through the end of 1999, and for as long as necessary thereafter. The Corporation has established a methodology to validate all plans supporting core processes and the Corporation considers such plans to be validated by one or more of the following: 1) large-scale physical testing; 2) business walk-throughs of contingency plans; and 3) peer reviews by internal business management, including those managers independent from the developers of the plan. In addition, the Corporation actively participates in industry-wide tests and reviews its progress against industry benchmarks through participation in Global 2000 and other forums. The validation of contingency plans supporting core processes has been completed.

     To help deal with any Year 2000 problems that might occur, the Corporation will be a part of the command center structure Deutsche Bank
Group has established for the year-end and leap-year transition management.
The  command  center structure will have a Frankfurt, Germany based  Global
Command Center as central hub to coordinate and manage Year 2000 events and activities. The Corporation will operate a Regional Command Center in New
York. Regional command centers will report into the Global Command Center on the status of the offices, financial services sector and geographic area in which they operate.

     As noted above, the Corporation will leverage off of its existing BCP process, which already includes concepts such as Business Recovery
Intersect During General Emergencies (BRIDGE) teams, employee notification measures, command centers and recovery efforts. The Corporation anticipates that information on significant outages will be communicated to the designated regional and global command centers to ensure appropriate coordination for managing this effort. The command centers will be composed of representatives from the Corporation's Year 2000 Program
Management Office (PMO), business management, technology, legal, corporate communications and other corporate resource areas.

     The Corporation incurred approximately $14 million for the third quarter of 1999 and $45 million for the nine months ended September 30, 1999 for Year 2000 expenditures. Based on information currently available, the Corporation expects its Year 2000 expenditures for 1999 and over the next year to be approximately $75 million to $105 million. A significant portion of these expenditures are not likely to be incremental costs to the Corporation, but rather will represent the redeployment of existing information technology resources.

     The costs of the Year 2000 Program and the dates on which the Corporation plans to complete the various stages of the Year 2000 Program are based on management's current estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors.
However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those estimated.

     The Corporation is currently evaluating its systems needs in connection with its acquisition by Deutsche Bank. As a result of this acquisition and ongoing restructuring, the Corporation's Year 2000 expenditures for the remainder of 1999 and 2000 could differ from current estimates; however the Corporation does not expect this acquisition and restructuring to materially affect its Year 2000 Program.



BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet.
Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.


                                             CONDENSED AVERAGE BALANCE SHEETS
                                                         (in millions)
                                                 3rd Qtr  2nd Qtr   4th Qtr
                                                 1999      1999      1998
ASSETS
 Interest-earning
  Interest-bearing deposits with banks         $5,647   $ 3,693  $  2,370
  Federal funds sold                            2,574     4,213     3,445
  Securities purchased under resale
   agreements                                   5,857    16,339    19,316
  Securities borrowed                          1,219     12,326    17,903
  Trading assets                                8,136    16,958    25,206
  Securities available for sale
    Taxable                                     3,762     6,775    10,038
    Exempt from federal income taxes               17     1,193     1,692
Total securities available for sale             3,779     7,968    11,730
  Loans
    Domestic offices                           12,569    13,625    12,847
    Foreign offices                             7,986     8,266    10,417
Total loans                                    20,555    21,891    23,264
Other receivables                                 992     1,357     1,622
Total interest-earning assets                  48,759    84,745   104,856
 Noninterest-earning
  Cash and due from banks                       2,309     1,964     2,721
  Noninterest-earning trading assets           11,179    17,289    29,650
  All other assets                             11,015    12,101    11,853
  Less: Allowance for credit losses-loans         522       581       665
Total                                         $72,740  $115,518  $148,415

LIABILITIES
 Interest-bearing
  Interest-bearing deposits
    Domestic offices                          $12,688  $ 16,520  $ 18,891
    Foreign offices                            10,509    15,215    16,650
Total interest-bearing deposits                23,197    31,735    35,541
  Trading liabilities                             887     4,258     5,918
  Securities loaned and securities sold
   under repurchase agreements                    816    11,297    20,650
  Other short-term borrowings                   9,717    17,264    19,247
  Long-term debt                               13,683    16,143    18,645
  Trust preferred capital securities            1,425     1,423     1,419
Total interest-bearing liabilities             49,725    82,120   101,420
 Noninterest-bearing
  Noninterest-bearing deposits                  4,109     3,609     4,362
  Noninterest-bearing trading liabilities       8,448    15,672    26,454
  All other liabilities                         6,119     9,806    11,271
Total liabilities                              68,401   111,207   143,507

PREFERRED STOCK OF SUBSIDIARY                       -         -       144

STOCKHOLDERS' EQUITY
 Preferred stock                                  394       394       394
 Common stockholders' equity                    3,945     3,917     4,370
Total stockholders' equity                      4,339     4,311     4,764
Total                                         $72,740  $115,518  $148,415

                       Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows:

                                     September 30,  June 30,  December 31,
(in millions)                                 1999      1999          1998
Fair value                                  $3,539    $2,041     $12,748
Amortized cost                               3,494     1,996      12,903
Excess of amortized cost over
 fair value*                                   $45     $  45    $  (155)
* Components:
    Unrealized gains                           $81      $ 71       $ 264
    Unrealized losses                         (36)      (26)       (419)
                                               $45      $ 45      $(155)


     The decline in the balance of securities available for sale from December 31, 1998 was primarily due to the transfer at fair market value of certain securities available for sale to other Deutsche Bank related entities as well as the sale of securities available for sale to third parties.

TRADING DERIVATIVES

     The Corporation manages trading positions in a variety of derivative contracts, many of which are entered into to meet customers' demands. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur.

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                     At September 30,        Average During
                                          1999                3rd Qtr.1999
                                             (Liabi-                 (Liabi-
(in millions)                       Assets   lities)         Assets  lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                   $ 15,624 $(15,546)        $12,997$(12,853)
Interest Rate Contracts
  Forwards                              14      (13)             25    (23)
  Options purchased                  1,096                      617
  Options written                            (1,307)                  (728)
Foreign Exchange Rate Contracts
  Spot and Forwards                    887     (931)          6,611 (6,587)
  Options purchased                    703                    1,649
  Options written                              (703)                (1,624)
Equity-related contracts             2,061   (2,248)          3,304 (3,604)
Commodity-related and other
  contracts                          1,692   (1,689)            729   (824)

Exchange-Traded Options
Interest Rate                           -         -               -       -
Foreign exchange                        -         -               -       -
Commodity                               -         -               -       -
Equity                                  -       (13)             36       -
Total Gross Fair Values             22,077  (22,450)         25,968  (26,243)
Impact of Netting Agreements       (16,090)   16,090        (18,539)   18,539
                                   $5,987(1) $(6,360)(1)     $7,429  $(7,704)

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."


     The decline in the balance of trading derivatives from December 31, 1998 was primarily due to the transfer of BTI to Deutsche Bank in the second quarter of 1999 and the sale of BTAL in the third quarter of 1999 as well as the continuing transfer of other trading derivatives to affiliated Deutsche Bank entities.

                                     At December 31,         Average During
                                          1998                4th Qtr.1998
                                             (Liabi-                 (Liabi-
(in millions)                       Assets   lities)         Assets  lities)
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                  $  26,923 $(26,401)        $29,422 $(27,742)
Interest Rate Contracts
  Forwards                             188     (193)            326     (319)
  Options purchased                  2,236                    2,156
  Options written                            (2,111)                  (2,155)
Foreign Exchange Rate Contracts
  Spot and Forwards                 17,851  (17,169)         18,364  (18,097)
  Options purchased                  1,254                    1,350
  Options written                            (1,048)                  (1,152)
Equity-related contracts             5,508   (5,672)          4,956   (5,424)
Commodity-related and other contracts  966     (970)            824     (808)

Exchange-Traded Options
Interest Rate                           12       (4)              9      (7)
Foreign exchange                        30      (39)             33     (32)
Commodity                                8       (9)              2      (5)
Equity                                 531     (372)            652    (421)
Total Gross Fair Values             55,507  (53,988)         58,094 (56,162)
Impact of Netting Agreements      (38,131)    38,131       (36,835)  36,835

                                $17,376(1) $(15,857)(1)    $21,259 $(19,327)



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

     Total net end-user derivative unrealized losses were $199 million at September 30, 1999 compared with unrealized gains of $264 million at December 31, 1998. The $463 million decrease was primarily due to the transfer of Corporation entities to affiliated Deutsche Bank entities and changes in interest rates.

     The following tables provide the gross unrealized gains and losses for end-user derivatives. Gross unrealized gains and losses for hedges of securities available for sale are recognized in the financial statements with the offset as an adjustment to securities valuation allowance in stockholder's equity. Gross unrealized gains and losses for hedges of loans, other assets, interest-bearing deposits, other short-term borrowings, long-term debt, and net investments in foreign subsidiaries are not yet recognized in the financial statements.


                                                 Other       Net invest-
                                                short-          ments in
             Securities             Interest-     term   Long-   foreign
(in millions) available        Other  bearing  borrow-    term    subsi-
Sept 30, 1999 for sale Loans  assets deposits     ings  debt(1)  diaries Total

Interest Rate Swaps(2)
  Pay Variable
   Unrealized Gain $ -      $1    $ -    $  57     $  3 $   44      $ -   $105
   Unrealized (Loss) -     (2)      -    (201)        -  (108)        -  (311)
Pay Variable Net     -     (1)      -    (144)        3   (64)        -  (206)
Pay Fixed
   Unrealized Gain   -       -      -       26               6        -     32
   Unrealized (Loss) -       -      -     (15)               -        -   (15)
Pay Fixed Net        -              -       11               6        -     17
Total Unrealized
   Gain              -       1      -       83        3     50        -    137
Total Unrealized
   (Loss)            -     (2)      -    (216)        -  (108)        -  (326)
Total Net          $ -    $(1)    $ -   $(133)      $ 3  $(58)      $ - $(189)

Currency Swaps and Forwards
  Unrealized Gain  $ -     $ -    $ 1      $ -      $ -  $ 33      $ -    $34
  Unrealized (Loss)  -     (2)      -        -        -  (42)        -    (44)
Net                $ -    $(2)    $ 1      $ -      $ -  $(9)      $ -   $(10)

Other Contracts
  Unrealized Gain  $ -      $-    $ -      $ -      $ -   $ -      $ -   $ -
  Unrealized (Loss)  -       -      -        -        -     -        -     -
Net                $ -      $-    $ -      $ -      $ -   $ -      $ -   $ -

Total Unrealized
 Gain              $ -    $ 1     $ 1     $ 83      $ 3  $ 83      $ -   $ 171
Total Unrealized
 (Loss)              -     (4)      -    (216)        -  (150)       -   (370)
Total Net          $ -    $(3)   $ 1   $ (133)      $ 3  $(67)     $ -  $(199)

(1) Includes trust preferred capital securities.
(2) Includes swaps with embedded options to cancel.

                                                 Other     Net invest-
                                                short-        ments in
            Securities             Interest-      term  Long  -foreign
(in millions)available        Other  bearing   borrow-   term   subsi-
Dec 31, 1998  for sale Loans assets deposits      ings debt(1) diaries  Total

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


At September 30, 1999
Notional
Amount               Paying Variable           Paying Fixed
Maturing       Notional  Receive      Pay Notional Receive      Pay   Total
In:              Amount     Rate     Rate   Amount   Rate      Rate Notional


1999            $21,921    5.35%    5.33%   $1,046   5.47%    5.56%  $22,967

2000-2001        14,087    5.53     5.32     3,799    5.12    5.55    17,886

2002-2003         2,779    5.64     5.47       201    5.47    6.38     2,980

2004 and thereafter 6,561  6.70     5.39       530    5.38    6.37     7,091
Total           $45,348                     $5,576                   $50,924

     All rates were those in effect at September 30, 1999. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.



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


     Based on their respective regulatory capital ratios as of September 30, 1999, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the applicable regulations.

     The Corporation's and BTCo's ratios are presented in the table below.

                                                       FRB
                                                       Minimum  To Be Well
                              Actual        Actual     for      Capitalized
                               as of         as of     Capital        Under
                       September 30,  December 31,     Adequacy  Regulatory
                                1999          1998     Purposes  Guidelines
Corporation
 Risk-Based Capital Ratios
  Tier 1 Capital               10.8%          7.5%      4.0%         6.0%
  Total Capital                18.4%         13.6%      8.0%        10.0%

 Leverage Ratio                 6.7%          3.5%      3.0%          N/A

BTCo
 Risk-Based Capital Ratios
  Tier 1 Capital               16.1%         10.5%      4.0%         6.0%
  Total Capital                18.4%         13.4%      8.0%        10.0%

 Leverage Ratio                10.6%          5.7%      3.0%         5.0%

N/A Not Applicable

     The following are the essential components used in calculating the Corporation's and BTCo's risk-based capital ratios:

                                                Actual as of  Actual as of
                                               September 30,  December 31,
(in millions)                                           1999          1998
Corporation
  Tier 1 Capital                                      $4,809      $5,069
  Tier 2 Capital                                       3,399       3,812
  Tier 3 Capital                                           -         400
Total Capital                                         $8,208      $9,281

  Total risk-weighted assets                         $44,670     $67,980

BTCo
  Tier 1 Capital                                      $6,094     $ 6,682
  Tier 2 Capital                                         877       1,858
Total Capital                                         $6,971     $ 8,540

Total risk-weighted assets                           $37,860     $63,748


     Comparing September 30, 1999 to December 31, 1998, the Corporation's Tier 1 Capital ratio increased 330 basis points as the slight decline in Tier 1 Capital of $0.3 billion was offset by the significant decrease in risk-weighted assets of $23.3 billion. The Tier 1 Capital decrease was primarily caused by the year-to-date net operating loss of $1.5 billion and the net decline in the other components of Tier 1 Capital of $0.2 billion, offset by the second quarter capital contribution of $1.4 billion made by Deutsche Bank. Risk-weighted assets decreased principally because positions were liquidated or transferred to other Deutsche Bank affiliates. The Total Capital ratio increased 480 basis points as the decrease in risk-weighted assets more than offset the decline of $1.1 billion in Total Capital. The Leverage ratio increased 320 basis points with a slight decrease in Tier 1 Capital more than offsetting a decrease of $74.1 billion in adjusted quarterly average assets.

     The negative effect of the aforementioned operating losses and positive effect of the asset liquidations and transfers were also the main reasons for comparative variances in BTCo's ratios. BTCo's Tier 1 Capital ratio increased 560 basis points as the decrease in Tier 1 Capital of $0.6 billion was more than offset by a reduction of $25.9 billion in risk-weighted assets. Total Capital ratio increased 500 basis points as the reduction in risk-weighted assets was more than enough to offset the decline of $1.6 billion in Total Capital. The Leverage ratio increased 490 basis points as the decline in Tier 1 Capital was offset by the significant reduction of $59.0 billion in quarterly average assets.

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

     Table 1 below shows the results of statistical measures of loss for the first nine months of 1999 and all of 1998 for the set of financial assets and liabilities whose values are functions of market traded variables irrespective of accounting intention. This measure shows the 99th percentile loss potential of the Firm assuming the Firm's positions are held unchanged for 10 days. This measure is commonly known as Value-at-Risk (VaR) and is computed according to standards set by the Federal
Reserve for determining regulatory capital required for market risk. Table
2 shows the same information for the subset of these positions that appear as Trading Assets on the Corporation's balance sheet.

Table 1
BT Corporation Total Ten-Day Value at Risk
(in millions)

                        Third Quarter Nine Months
                    1998        1999        1999  December 31,  September 30,
Risk Class       Average     Average     Average         1998            1999
Interest Rate       $101.4   $71.1        $69.6        $ 77.4       $ 59.2
Currency              35.5     2.2          9.2          26.0          3.2
Equity                88.0    64.8         81.3         105.0         61.2
Commodity              4.2       -          2.5           3.9            -
Diversification      (67.9)  (31.2)      (45.5)        (64.7)        (28.7)
Overall Portfolio   $161.2  $106.9       $117.1        $147.6        $94.9

Table 2
BT Corporation Trading Ten-Day Value at Risk
(in millions)

                          Third Quarter Nine Months
                     1998         1999        1999  December 31, September 30,
Risk Class        Average      Average     Average        1998           1999
Interest Rate      $ 61.1          $42.4    $ 39.7       $ 52.2        $ 38.3
Currency             34.8            2.2       9.1         22.0           3.2
Equity               57.0           12.7      30.2         51.2          10.5
Commodity             4.2              -       2.5          3.9             -
Diversification     (53.7)         (10.9)    (24.5)       (47.5)        (9.5)
Overall Portfolio  $103.4          $46.4     $57.0        $81.8        $ 42.5


     Table 1 shows that the Corporation's overall market-risk exposure declined during the first nine months of 1999 on an average and spot basis by 27 percent and 36 percent, respectively. The overall decline was driven by declines in all risk classes, though particularly currency risk. These reductions reflect the continuing effects of integrating the Corporation into Deutsche Bank Group. The primary risks remaining at September 30, 1999 are interest rate risk and equity risk. The interest rate risk stems primarily from the loan trading, loan syndication and loan securitization businesses. The equity risk is primarily from private equity investments held by the Corporation.

     Table 2 shows that the Corporation's risk levels from Trading Assets declined even more sharply during this period than the risk levels reported in Table 1, declining on an average and spot basis by 45 percent and 48 percent, respectively. The decline was evident across all risk classes. These reductions reflect the continuing effects of integrating the Corporation into Deutsche Bank Group.

     Effective October 1, 1999 the Corporation has adopted the market-risk VAR model that is used throughout the Deutsche Bank Group. Table 3 shows the current trading market-risk exposure of the Corporation under this model. The relative decrease in interest rate risk and the relative increase in equity risk are due to the reclassification of the distressed debt trading business from interest rate risk to equity risk.

Table 3
BT Corporation Trading Ten-Day Value at Risk
(in millions)

                  October 31, 1999
Risk Class
Interest Rate              $ 25.3
Currency                      1.3
Equity                       16.2
Commodity                       -
Diversification             (12.7)
Overall Portfolio           $30.1

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


                         Interest Rate Sensitivity

     Condensed interest rate sensitivity data for the Corporation at September 30, 1999 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

By Repricing Interval
                                                             Non-
                                                        interest-
(in billions)             Within     1 - 5      After     bearing
September 30, 1999        1 year     years    5 years       funds   Total
Assets                    $ 36.6     $ 4.0      $ 1.0      $ 20.2  $ 61.8
Liabilities and preferred
 stock                     (28.8)     (6.9)      (5.6)      (16.5)  (57.8)
Common stockholder's equity    -         -          -        (4.0)   (4.0)
Effect of off-balance sheet
 hedging instruments        (1.9)      1.2        0.7           -       -
Interest rate sensitivity
 gap                        $5.9      $(1.7)    $(3.9)      $(0.3)  $   -

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                            September 30,   December 31,
                                                     1999           1998
CASH BASIS LOANS
  Domestic
    Commercial and industrial                       $ 309           $ 91
    Secured by real estate                             69             86
    Financial institutions                             12             15
Total domestic                                        390            192
  International
    Commercial and industrial                         105            135
    Secured by real estate                             11             18
    Foreign governments                                 -             23
    Lease financings                                    1              7
    Other                                              21             17
Total international                                   138            200
Total cash basis loans                               $528           $392

Ratio of cash basis loans to total gross loans        2.9%           1.7%

Ratio of allowance for credit losses-loans to
 cash basis loans                                     90%           166%

RENEGOTIATED LOANS
  Secured by real estate                               $-            $25
  Other                                                 -              1
Total renegotiated loans                               $-             26

OTHER REAL ESTATE                                     $86            $87

OTHER NONPERFORMING ASSETS                             $8             $8


     There were no loans 90 days or more past due and still accruing interest at September 30, 1999 and December 31, 1998.

     An analysis of the changes in the Corporation's total cash basis loans during the first nine months of 1999 follows (in millions):


Balance, December 31, 1998                                          $392
Net transfers to cash basis loans                                    388
Net transfers to other real estate                                  (11)
Net paydowns                                                        (82)
Charge-offs                                                         (86)
Transfer to Deutsche Bank*                                          (15)
Other                                                               (58)
Balance, September 30, 1999                                         $528

*Reflects the cash basis loans of certain legal entities transferred to Deutsche Bank on the date of transfer.

     The Corporation's total cash basis loans amounted to $528 million at September 30, 1999, up $136 million, or 35 percent, from December 31, 1998. The increase in cash basis loans was due to a rise in impaired loans from $418 million at December 31, 1998 to $615 million at September 30, 1999. Within cash basis loans, loans secured by real estate were $80 million and $104 million at September 30, 1999 and December 31, 1998, respectively.

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


                                                         Nine Months Ended
                                                           September 30,
(in millions)                                           1999        1998
Domestic Loans
 Gross amount of interest that would have
  been recorded at original rate                         $10          $7
 Less, interest, net of reversals, recognized
  in interest revenue                                      5           2
Reduction of interest revenue                              5           5
International Loans
 Gross amount of interest that would have
  been recorded at original rate                           3           7
 Less, interest, net of reversals, recognized
  in interest revenue                                      1           3
Reduction of interest revenue                              2           4
Total reduction of interest revenue                       $7          $9

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

     In connection with the sale of BTAL to the Principal Financial Group ("Principal"), Deutsche Bank provided various representations and warranties to Principal.

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

SUPERVISION AND REGULATION

     On November 12, 1999, the President signed the Gramm-Leach-Bliley
Financial Modernization Act of 1999 into law. The Modernization Act will, among other things, allow bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;
allow insurers and other financial services companies to acquire banks;
remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. This part of the Modernization Act will become effective in February 2000.

     The Modernization Act also modifies current law related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. At this time the Corporation is unable to predict the impact the Modernization Act may have on it and its affiliates.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

          (99) Additional Exhibits

     (b) Reports on Form 8-K - Bankers Trust Corporation filed one report on Form 8-K during the quarter ended September 30, 1999.

         - The report dated August 31, 1999 and filed September 15, 1999 reported: under Item 2 thereof that the Corporation sold Bankers Trust Australia Limited, a wholly-owned subsidiary, to the Principal Financial Group for a price of approximately $1.4 billion; under Item 7 thereof unaudited pro forma financial information.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 15, 1999.


                                   BANKERS TRUST CORPORATION



                                   BY: /S/ RONALD HASSEN
                                           RONALD HASSEN
                                           Senior Vice President, Controller
                                            and Principal Accounting Officer

                         BANKERS TRUST CORPORATION
                                 FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

        (v) -   Long-Term Debt Indentures                              (a)

 (12) Statement re Computation of Ratios

       (a) -   Computation of Consolidated Ratios of
               Earnings to Fixed Charges

       (b) -   Computation of Consolidated Ratios of
               Earnings to Combined Fixed Charges and
               Preferred Stock Dividend Requirements

 (27) Financial Data Schedule

 (99)   (i)     Additional Exhibits

               (1)  Unaudited Pro Forma Condensed Financial
                     Statements for the nine months ended
                     September 30, 1999 and 1998





















[FN]
(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust Corporation or its subsidiaries.