Form 10-K
period 1999-12-31
BANKERS TRUST CORP
filed 2000-03-30
CIK 9749

--------------------------------------------------------------------------------

United States Securities and Exchange Commission Washington, D.C. 20549

                                   Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Because the registrant is a wholly-owned subsidiary of Deutsche Bank AG, none of the registrant's outstanding voting stock is held by non-affiliates of the registrant. As of the date hereof, 1 share of the registrant's common stock, $1 par value, was issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------

Form 10-K Cross-Reference Index

Part I

Item No.                                                                   Pages

1. Business
  Description of Business                                                     67
  Supplemental Financial Data
    International Operations                                               9, 47
    Distribution of Assets, Liabilities and
      Stockholders' Equity; Interest Rates and
      Interest Differential                                                62-64
    Investment Portfolio                                                   32-33
    Loan Portfolio                                              19-23, 31, 33-34
    Summary of Credit Loss Experience                              16-18, 31, 35
    Deposits                                                                  66
    Return on Equity and Assets                                                2
    Short-Term Borrowings                                                     35
2. Properties                                                                 70
3. Legal Proceedings                                                          70
4. Submission of Matters to a Vote of Security Holders                         *

Part II
  5. Market for Registrant's Common Equity and
      Related Stockholder Matters                                      39-40, 61
  6. Selected Financial Data                                                   2
  7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                      3
  7a. Quantitative and Qualitative Disclosures
      About Market Risk                                                    12-14
  8. Financial Statements and Supplementary Data
        Bankers Trust Corporation and Subsidiaries
        (Consolidated)                                                     24-28
        Notes to Financial Statements                                      29-59
        Independent Auditors' Report                                          60
        Selected Quarterly Financial Data                                     61
  9. Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                                   *

Part III
 10. Directors and Executive Officers of the Registrant
    Directors                                                                 71
    Executive Officers                                                        72
    Section 16(a) Beneficial Ownership
      Reporting Compliance                                                     *
 11. Executive Compensation                                                75-77
 12. Security Ownership of Certain Beneficial Owners
      and Management                                                           *
 13. Certain Relationships and Related Transactions                           73

Part IV
 14. Exhibits, Financial Statement Schedules and
        Reports on Form 8-K
            (a) (1) Financial Statements-See Item 8.
                (2) Financial Statement Schedules
                    All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or the notes thereto.
                (3) Exhibits
                    3. Articles of Incorporation and By-laws,
                       as amended                                             **
                    4. Instruments Defining the Rights of
                       Security Holders, Including Indentures
                       (i) Long-Term Debt Indentures                         ***
                   10. Material Contracts
                      (i) Contracts not made in the ordinary course
                          of business                                         **
                      (ii) (C) Acquisition or Sale of any Property,
                               Plant or Equipment                             **
                      (ii) (D) Leases for Principal Premises
                               described on page 70                           **
                      (iii) (A) Management Contracts and
                                Compensation Plans                            **
             12. Statements Re Computation of Ratios                          **
             21. Subsidiaries of the Registrant                               **
             23. Consent of Experts                                           **
             24. Power of Attorney                                            **
             27. Financial Data Schedule
             99. Additional Exhibits
                 (1) Unaudited Pro Forma Condensed Financial Statements for   **
                     the year ended December 31, 1999.
      (b) Reports on Form 8-K-The Corporation did not file any reports on Form 8-K during the quarter ended December 31, 1999.

--------------------------------------------------------------------------------

*     Not applicable.

** A copy of any exhibit not contained herein may be obtained by writing to James T. Byrne, Jr., Office of the Secretary, Bankers Trust Corporation, 130 Liberty Street, Mail Stop 2310, New York, NY 10006.

*** The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust Corporation or its subsidiaries.

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report.

                                Bankers Trust Corporation and its Subsidiaries 1

Table 1 Five-Year Summary of Selected Financial Data*

----------------------------------------------------------------------------------------------------------------------------
($ in millions, except per share data)                     1999          1998           1997           1996           1995
----------------------------------------------------------------------------------------------------------------------------
For the Year
  Net interest revenue                                   $   807       $  1,372       $  1,359       $  1,057       $    884
  Noninterest revenue                                      3,500          3,757          4,861          4,117          3,129
  Net income (loss)                                      $(1,603)      $    (73)      $    866       $    766       $    311
============================================================================================================================
Per Common Share
  Basic Earnings (Loss) Per Share                            N/A       $  (1.05)      $   8.15       $   7.12       $   2.62
  Diluted Earnings (Loss) Per Share                          N/A       $  (1.05)      $   7.66       $   6.76       $   2.54
  Cash dividends declared                                  $1.00       $   4.00       $   4.00       $   4.00       $   4.00
   --as a percentage of net income                           N/M            N/M             52%            59%           157%
  Book value, end of year                                    N/A          42.66          49.06          49.21          45.73
  Market price
    High                                                     N/A            136 7/16       133 5/8         90 7/8         72
    Low                                                      N/A             45             74             61             49 3/4
    End of year                                              N/A             85 7/16       112 7/16        86 1/4         66 1/2
  Price/earnings ratio, end of year                          N/A            N/M           13.8x          12.1x          25.4x
  Cash dividend yield, end of year                           N/A            4.7%           3.6%           4.6%           6.0%

At Year End
  Total assets                                           $68,157       $133,115       $140,102       $122,543       $106,199
  Long-term debt not included in risk-based capital       12,582         14,890         11,275          8,732          7,127
  Long-term debt included in risk-based capital            2,424          3,113          3,312          2,576          2,360
  Mandatorily redeemable capital securities
    of subsidiary trusts holding
    solely junior subordinated deferrable interest
    debentures included in risk-based capital              1,428          1,420          1,472            730             --
  Preferred stock of subsidiary                               --             --             --            250            250
  Preferred stock (Corporation)                              376            394            658            810            865
  Common stockholders' equity                              3,974          4,302          5,050          5,068          4,608
  Total stockholders' equity                               4,350          4,696          5,708          5,878          5,473
Profitability Ratios
  Return on average common stockholders' equity              N/M            N/M           15.6%          14.5%           5.7%
  Return on average total stockholders' equity               N/M            N/M           14.6%          13.3%           5.9%
  Return on average total assets                             N/M            N/M            .63%           .63%           .28%

Capital Ratios
  Common stockholders' equity to total assets,
    end of year                                              5.8%           3.2%           3.6%           4.1%           4.3%
  Total stockholders' equity to total assets,
    end of year                                              6.4%           3.5%           4.1%           4.8%           5.2%
  Average total stockholders' equity to average
    total assets                                             4.6%           3.3%           4.4%           4.7%           4.7%
  Bankers Trust Corporation:
    Risk-Based Capital Ratios
        Tier 1 Capital                                      10.4%           7.5%           8.3%           9.3%           9.0%
        Total Capital                                       18.4%          13.6%          14.1%          13.8%          14.0%
    Leverage Ratio                                           7.3%           3.5%           4.4%           5.9%           5.4%
  Bankers Trust Company:
    Risk-Based Capital Ratios
        Tier 1 Capital                                      16.5%          10.5%           9.0%           9.3%           9.5%
        Total Capital                                       18.9%          13.4%          12.3%          12.9%          12.8%
    Leverage Ratio                                          12.3%           5.7%           5.4%           5.3%           5.1%

Employees, at December 31
  In domestic offices                                      6,342         11,005         10,585         11,055         10,137
  In foreign offices                                       1,433          9,536          8,070          6,881          6,365
----------------------------------------------------------------------------------------------------------------------------
    Total                                                  7,775         20,541         18,655         17,936         16,502
============================================================================================================================

* Certain 1999 amounts are not comparable to prior year periods due to significant business and net financial asset transfers to Deutsche Bank entities, charges reflecting changes in management intent and responsibility regarding certain assets and the sale of Bankers Trust Australia Limited in 1999.

N/M Not Meaningful.

N/A--Information is not applicable as Deutsche Bank AG acquired all outstanding shares of common stock of Bankers Trust Corporation from its shareholders at a price of $93.00 per share on June 4, 1999.

2 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------
                                FINANCIAL REVIEW
--------------------------------------------------------------------------------

Management's discussion and analysis of Bankers Trust Corporation's results of operations and financial condition appears on pages 3 through 23. The discussion and analysis should be read in conjunction with the financial statements and supplemental financial data, which begin on page 24.

Acquisition by Deutsche Bank AG

Change in Control

On June 4, 1999, the change-in-control ("COC") date, pursuant to an agreement dated as of November 30, 1998, between Deutsche Bank AG ("Deutsche Bank") and Bankers Trust Corporation ("Bankers Trust"), Deutsche Bank, through its U.S. holding corporation, Taunus Corporation ("Taunus"), acquired all of the outstanding shares of common stock of Bankers Trust from its shareholders at a price of $93.00 per share (the "Acquisition"). Deutsche Bank accounted for the Acquisition as a purchase. No purchase accounting adjustments were pushed down to Bankers Trust.

      On June 4, 1999, all Bankers Trust employee deferred compensation amounts vested in full. Employer contributions to individual employee retirement accounts also vested. In addition, all bonus- eligible employees on the date of COC became entitled to a pro rata bonus which was paid in cash on July 2, 1999 for that portion of the 1999 performance year ending on the COC date. The pro rata bonus was based on the greater of an employee's total (cash and deferred stock) 1998 performance bonus or the employee's average total 1996, 1997 and 1998 performance bonus awards.

      In conjunction with the Acquisition, during the second quarter of 1999 Bankers Trust Corporation together with its subsidiaries (the "Corporation" or the "Firm") incurred pre-tax charges of approximately $1.1 billion in COC-related costs, principally due to the aforementioned vesting of all employee deferred compensation amounts and related pro-rata bonus awards as well as a pre-tax restructuring charge of $459 million. Also, in connection with the Acquisition, the Corporation incurred other charges reflecting a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, a change in certain pricing methodologies in order to conform to those of Deutsche Bank, and the transfer of certain available for sale securities to Deutsche Bank related entities based on changes in management responsibility. These one-time charges are included in Deutsche Bank's consolidated financial statements as of June 30, 1999 as part of the goodwill associated with the Acquisition. The goodwill is being amortized over 15 years.

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

      On August 31, 1999, the Corporation completed the sale of Bankers Trust Australia Limited ("BTAL"), a wholly-owned subsidiary, to the Principal Financial Group for a price of approximately $1.3 billion. Prior to the sale, BTAL remitted to the Corporation a dividend for accumulated retained earnings that included proceeds from BTAL's sale of its investment banking division to Macquarie Bank. The Corporation also received cash for the assumption of certain BTAL long-term debt. In addition, according to the sale agreement, the Corporation is entitled to receive an additional payment. The amount and timing of such payment is not known at this time. When such payment is received, it will be reflected in the Corporation's results of operations. The Corporation recognized a pre-tax gain of approximately $779 million in the third quarter of 1999 on the sale of BTAL.

      In connection with the Acquisition and in addition to the foregoing transactions, the Corporation has and will continue to transfer certain entities and financial assets and liabilities to Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer. In addition, the Corporation's money market related funding activities, which are short-term in nature, are expected to be significantly reduced over time.

      Prior to the Acquisition, the Corporation was a global financial institution, providing products and services to its clients worldwide. Subsequent to the Acquisition and associated reorganization activities, the Corporation and its subsidiaries conduct their business primarily in the Americas, focusing their activities principally in the asset management, lending, institutional services, private equity, and private banking businesses.

Capital Contribution

In conjunction with the Acquisition and to strengthen the Corporation's capital base, Deutsche Bank made a capital contribution of $1.4 billion in the second quarter of 1999.

Results of Operations

Summary of 1999 Results

For the year 1999, the Corporation reported a net loss of $1,603 million, compared to a net loss of $73 million in 1998.

      For the year, total net revenue (net interest revenue after provision for credit losses related to loans plus noninterest revenue) of $4.365 billion was down $724 million, from 1998 revenue of $5.089 billion. Total noninterest expenses for the year increased $614 million, or 12 percent, from 1998. As previously mentioned, in the second quarter of 1999 the Corporation incurred pre-tax charges of

                                Bankers Trust Corporation and its Subsidiaries 3

--------------------------------------------------------------------------------

approximately $1.1 billion in COC-related costs and a pre-tax restruc turing charge of $459 million. During the fourth quarter of 1999, the Corporation recorded additional charges related to restructuring and other related activities of $174 million in connection with its continuing efforts to streamline support functions and realign certain business activities. The results for 1999 also include the aforementioned gain on the sale of BTAL.

      At December 31, 1999, total cash basis loans amounted to $737 million, up from $392 million at December 31, 1998.

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

Business Segments

Business segments results, which are presented in accordance with U.S. generally accepted accounting principles, are derived from internal management reports.

      In conjunction with the Acquisition, the Corporation realigned its business activities to conform to Deutsche Bank's management structure. In this regard, Retail and Private Banking focuses on the Corporation's private banking activities. The Asset Management division combines the Corporation's institutional asset management and retail investment fund businesses. Global Corporates and Institutions includes the Corporation's commercial banking and investment banking activities as well as trading activities. This business segment also includes credit business, trade finance, structured finance and cash management in addition to the Corporation's private equity business. Global Technology and Services includes four product groups: payments, securities processing, custody services and electronic banking services. Refer to Note 22 of Notes to Financial Statements for further discussion of the business segments' activities. Corporate Items include revenue and expenses that have not been allocated to business segments.

      Prior period results have been restated for changes in management structure.

The information presented below reflects the results by business segment (in millions):

                                                        Total Non-        Pretax
Year Ended                                  Total Net     interest       Income/
December 31, 1999                             Revenue     Expenses        (Loss)
--------------------------------------------------------------------------------
Retail and Private Banking                    $   169      $   189      $   (20)
Asset Management                                  241          221           20
Global Corporates and Institutions              1,378        2,653       (1,275)
Global Technology and Services                    922          970          (48)
--------------------------------------------------------------------------------
Total Business Segments                         2,710        4,033       (1,323)
--------------------------------------------------------------------------------
Corporate Items                                 1,655        1,747          (92)
--------------------------------------------------------------------------------
Total                                         $ 4,365      $ 5,780      $(1,415)
================================================================================

                                                        Total Non-        Pretax
Year Ended                                  Total Net     interest       Income/
December 31, 1998                             Revenue     Expenses        (Loss)
--------------------------------------------------------------------------------
Retail and Private Banking                     $  187       $  175       $   12
Asset Management                                  253          155           98
Global Corporates and Institutions              2,567        3,058         (491)
Global Technology and Services                    946          900           46
--------------------------------------------------------------------------------
Total Business Segments                         3,953        4,288         (335)
--------------------------------------------------------------------------------
Corporate Items                                 1,136          878          258
--------------------------------------------------------------------------------
Total                                          $5,089       $5,166       $  (77)
================================================================================

                                                        Total Non-        Pretax
Year Ended                                  Total Net     interest       Income/
December 31, 1997                             Revenue     Expenses        (Loss)
--------------------------------------------------------------------------------
Retail and Private Banking                    $   173      $   176      $    (3)
Asset Management                                  191          137           54
Global Corporates and Institutions              3,499        2,739          760
Global Technology and Services                    915          832           83
--------------------------------------------------------------------------------
Total Business Segments                         4,778        3,884          894
--------------------------------------------------------------------------------
Corporate Items                                 1,442        1,097          345
--------------------------------------------------------------------------------
Total                                         $ 6,220      $ 4,981      $ 1,239
================================================================================

      The Retail and Private Banking business recorded a pre-tax loss of $20 million in 1999, compared to pre-tax income of $12 million in 1998. The 1999 results contain COC-related costs of approximately $21 million and reflect lower revenue from commissions. In 1998, Retail and Private Banking reported pre-tax income of $12 million, up $15 million from 1997. The increase reflected higher revenue from fiduciary and funds management activities.

4 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

      Asset Management recorded pre-tax income of $20 million in 1999, compared to pre-tax income of $98 million in 1998. The 1999 results contain COC-related costs of approximately $18 million and higher personnel-related costs. Asset Management pre-tax income of $98 million in 1998 increased $44 million from 1997 primarily due to higher revenue from fiduciary and funds management activities.

      The Global Corporates and Institutions business recorded a pre-tax loss of $1,275 million in 1999, compared to a pre-tax loss of $491 million in 1998. The 1999 results contain COC-related costs of approximately $848 million. Trading losses also negatively impacted the 1999 results. Total net revenue for 1999 includes the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, as well as the transfer of certain securities available for sale to Deutsche Bank related entities. Global Corporates and Institutions recorded a pre-tax loss of $491 million in 1998 compared to pre-tax income of $760 million in 1997. The 1998 results included losses related to widening credit spreads on high-yield debt securities, mark-to-market losses on investments in the unit's private equity portfolio and losses on securities available for sale resulting from the economic turmoil experienced in the third quarter of 1998.

      The Corporation's Global Technology and Services business recorded a pre-tax loss of $48 million for 1999 compared to pre-tax income of $46 million in 1998. The 1999 results contain COC-related costs of approximately $86 million. Global Technology and Services pre-tax income of $46 million in 1998 decreased $37 million from 1997.

      Corporate Items include revenue and expenses that have not been allocated to business segments, the operating income and expenses of BTAL and Consorcio, and the results of smaller businesses that are not included in the main business segments. Due to the sale of BTAL in the third quarter of 1999, its results are not included as a reportable segment. Corporate Items also includes charges of $633 million for restructuring and other related activities for the year ended December 31, 1999.

Financial Reporting Matters

On January 1, 1999, the Corporation adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. The adoption as of January 1, 1999 of SOP 98-1 did not have a material impact on the Corporation's net income, stockholders' equity or total assets.

      As used throughout this Annual Report, the term "International" signifies information based on the domicile of the customer, whereas the term "Foreign Office" refers to the location in which the transaction is recorded.

Statement of Income Analysis

Net Interest Revenue

Net interest revenue for 1999 was $807 million, down $565 million from 1998. Net interest revenue for 1998 was $1.372 billion, up $13 million from 1997. The significant transfers of entities and other financial assets and liabilities to Deutsche Bank in the second half of 1999 negatively impacted net interest revenue and levels of average interest-bearing assets and average interest-bearing liabilities for the year ended December 31, 1999 as compared to prior periods.

      The Firm's trading and risk management businesses include the use of interest rate instruments and related derivatives. These activities can periodically shift revenue between trading and net interest, depending on a variety of factors, including risk management strategies. Therefore, the Corporation views trading revenue and trading-related net interest revenue together, which is discussed in the trading revenue section below.

      The Firm's nontrading-related net interest revenue, generally a more stable component of overall net interest revenue than trading-related net interest revenue, was $630 million in 1999, compared to $787 million in 1998. This decrease was primarily due to the decrease in securities borrowed and securities purchased under resale agreements. Nontrading-related net interest revenue was $787 million in 1998 compared to $818 million in 1997.

      In 1999, the interest rate spread was 1.06 percent compared to 1.02 percent in 1998. Net interest margin increased to 1.18 percent from 1.16 percent in 1998. The yield on interest-earning assets declined by 51 basis points. The cost of interest-bearing liabilities declined by 55 basis points. Average interest-earning assets totaled $69.4 billion at December 31, 1999, down $51.2 billion from December 31, 1998. The decrease was primarily attributable to the decrease in trading account assets, securities borrowed and securities purchased under resale agreements. Average interest-bearing liabilities totaled $67.8 billion at December 31, 1999, down $49.8 billion from December 31, 1998. The decrease was primarily attributable to the decrease in securi ties sold under repurchase agreements and interest-bearing deposits.


                                Bankers Trust Corporation and its Subsidiaries 5

--------------------------------------------------------------------------------

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

Table 2 Net Interest Revenue Analysis

The table below presents the Corporation's trend of net interest revenue, average balances and rates. For further details on these statistics, see pages 62 through 64.

-----------------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                      1999           1998           1997
-----------------------------------------------------------------------------------------------
Net interest revenue
Book basis                                                $   807       $  1,372       $  1,359
Tax equivalent adjustment*                                     15             31             26
-----------------------------------------------------------------------------------------------
Fully taxable basis                                       $   822       $  1,403       $  1,385
===============================================================================================
Average balances
Interest-earning assets                                   $69,411       $120,650       $104,334
Interest-bearing liabilities                               67,803        117,637        100,154
-----------------------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds      $ 1,608       $  3,013       $  4,180
===============================================================================================
Average rates (fully taxable basis)
Yield on interest-earning assets                             6.39%          6.90%          7.01%
Cost of interest-bearing liabilities                         5.33           5.88           5.92
-----------------------------------------------------------------------------------------------
Interest rate spread                                         1.06           1.02           1.09
Contribution of noninterest-bearing funds                     .12            .14            .24
-----------------------------------------------------------------------------------------------
Net interest margin                                          1.18%          1.16%          1.33%
===============================================================================================

* The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments (which recognize the income tax savings on tax-exempt assets) was 41 percent for 1999, 41 percent for 1998 and 41 percent for 1997.

Provision for Credit Losses -- Loans

The Corporation recorded a negative provision for credit losses related to loans of $58 million for the year ended December 31, 1999. The provision for credit losses related to loans amounted to $40 million in 1998 as compared with no provision for 1997. A discussion of the Corporation's allowance for credit losses--loans appears on page 16.

Trading Revenue

      The Corporation's trading activities in 1999 were significantly reduced, reflecting the effects of integrating the Corporation into Deutsche Bank as well as a continuation of risk reduction efforts begun in the third quarter of 1998. In conjunction with the Acquisition, the Corporation anticipates further curtailment of trading-related activities.

      Trading-related net interest revenue represents interest earned on cash instruments held in the trading accounts less the cost to fund both cash and derivatives positions.

6 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

      The table below presents the Firm's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                         Trading-
                                                          Related
                                                              Net
                                          Trading        Interest
(in millions)                             Revenue         Revenue         Total
--------------------------------------------------------------------------------
Year Ended December 31, 1999
Interest rate risk                         $ (165)           $244        $   79
Foreign exchange risk                         139              --           139
Equity and commodity risk                      68             (67)            1
--------------------------------------------------------------------------------
Total                                      $   42            $177        $  219
================================================================================
Year Ended December 31, 1998
Interest rate risk                         $ (427)           $593        $  166
Foreign exchange risk                         426              --           426
Equity and commodity risk                    (183)             (8)         (191)
--------------------------------------------------------------------------------
Total                                      $ (184)           $585        $  401
================================================================================
Year Ended December 31, 1997
Interest rate risk                         $  433            $603        $1,036
Foreign exchange risk                         277              --           277
Equity and commodity risk                     345             (62)          283
--------------------------------------------------------------------------------
Total                                      $1,055            $541        $1,596
================================================================================

Interest Rate Risk

As indicated above, a portion of the Firm's trading and risk man agement activities involve positions in interest rate instruments and related derivatives. The revenue from these activities can periodically shift between trading and trading-related net interest revenue, depending on a variety of factors, including risk management activities.

      In 1999, trading and trading-related net interest revenue was $79 million compared to $166 million in 1998. The decrease reflects the integration of the Corporation's trading assets into the Deutsche Bank entity and includes post merger risk reduction initiatives.

      In 1998 trading and trading-related net interest revenue was $166 million compared to $1.036 billion in 1997. The decrease was primarily attributable to losses on high-yield securities, adverse market conditions in Latin America and Asia, valuation adjustments to trading assets for widening counterparty credit spreads, and Russian-related trading losses.

Foreign Exchange Risk

In 1999, trading revenue related to foreign exchange risk was $139 million, compared to $426 million in 1998. The decrease in foreign exchange revenue is primarily related to reduced revenue in Australian markets in the first six months of 1999 coupled with the sale of BTAL in the third quarter of 1999.

      In 1998 trading revenue related to foreign exchange risk was $426 million, up $149 million, or 54 percent, compared to 1997. The increase was principally due to gains in the Asian and Australian foreign exchange markets.

Equity and Commodity Risk

Total trading and trading-related net interest revenue related to equity and commodity risk was $1 million in 1999, an increase of $192 million from 1998 which decreased $474 million from 1997. The third quarter of 1998 included losses in global proprietary equity portfolios caused by increased market volatility, valuation adjustments related to the Corporation's European Equity business as well as decreased activity in the equity derivative books.

Noninterest Revenue (Excluding Trading)

The following table presents noninterest revenue (in millions):

Year Ended December 31,                           1999         1998         1997
--------------------------------------------------------------------------------
Fiduciary and funds management                  $1,017       $1,108       $1,059
Corporate finance fees                             542        1,255        1,113
Other fees and commissions                         538          817          606
Net revenue from equity
 investments                                       356          302          224
Securities available for sale gains (losses)       (89)         (56)         158
Insurance premiums                                  86          256          287
Other                                            1,008          259          359
--------------------------------------------------------------------------------
Total                                           $3,458       $3,941       $3,806
================================================================================

      Fiduciary and funds management revenue was down $91 million, or 8 percent, from 1998, which was up $49 million from 1997. The decrease in 1999 is due primarily to the sale of BTAL in the third quarter of 1999. Higher global private banking commissions and improved funds management revenue contributed to the increase in 1998.

      Corporate finance fees were down $713 million, or 57 percent, from 1998, which were up $142 million from 1997. Lower underwriting fees, loan syndication fees and merger and acquisition activities, which is primarily attributable to the transfer of BTAB to DBSI in June 1999, contributed to the decline in 1999. Higher merger and acquisition fees in addition to higher financial advisory and commitment fees contributed to the increase in 1998.

      Other fees and commissions were down $279 million, or 34 percent, from 1998, which were up $211 million from 1997. The decline in 1999 was primarily due to lower fees for brokerage services resulting from the transfer of BTAB and BTI to Deutsche Bank related entities. The increase in 1998 was primarily due to higher fees for brokerage services principally resulting from the acquisition of NatWest Markets' European equities business.

      Net revenue from equity investments was up $54 million, or 18 percent, from 1998, which was up $78 million from 1997. Higher gains on sales of direct equity investments contributed to the increase in both 1999 and 1998.

                                Bankers Trust Corporation and its Subsidiaries 7

--------------------------------------------------------------------------------

      Securities available for sale losses were $89 million compared to securities available for sale losses of $56 million in 1998. The 1999 results reflect third party sale activity and the transfer of certain Latin American debt securities to Deutsche Bank related entities based on changes in management responsibility related to such securities following the COC date. Securities available for sale losses in 1998 decreased $214 million from 1997. The 1998 results included losses on Russian, Asian and Latin American securities.

      Insurance premiums decreased $170 million, or 66 percent, from 1998. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio, the Corporation's 50 percent owned Chilean insurance company, in the second quarter of 1999. Insurance premiums in 1998 decreased $31 million, or 11 percent, from 1997. This decrease was mainly due to decreasing annuity sales at Consorcio.

      Other noninterest revenue was $1.008 billion in 1999, an increase of $749 million from 1998 which decreased $100 million, or 28 percent, from 1997. The 1999 results included the pre-tax gain on the sale of BTAL. The current year increase was partially offset by the recognition of cumulative translation adjustments for certain legal entities transferred to affiliated Deutsche Bank entities during 1999. The 1997 results included a pre-tax gain of $76 million on the sale of a midtown Manhattan office building that was previously the headquarters of the Corporation, a pre-tax gain of $62 million on the sale of the Corporation's defined contribution recordkeeping and participant services business, as well as a gain on the sale of 50 percent of the Corporation's stake in Consorcio. The Corporation also recognized in 1997 a decline in value for certain Southeast Asian investments that partially offset these gains.

Noninterest Expenses

The following table presents noninterest expenses (in millions):

Year Ended December 31,                             1999        1998        1997
--------------------------------------------------------------------------------
Salaries and commissions                          $1,039      $1,421      $1,273
Incentive compensation and
  employee benefits                                1,088       1,530       1,726
Change in control related incentive
  compensation and employee benefits               1,101          --          --
Agency and other professional
  service fees                                       430         501         391
Communication and data services                      206         252         231
Occupancy, net                                       198         218         181
Furniture and equipment                              221         252         224
Travel and entertainment                             114         171         142
Provision for policyholder benefits                  114         322         333
Other                                                636         499         423
Restructuring and other related activities           633          --          57
--------------------------------------------------------------------------------
Total                                             $5,780      $5,166      $4,981
================================================================================

      Total noninterest expenses for 1999 increased $614 million, or 12 percent, from 1998. Salaries and commissions expense decreased by $382 million, or 27 percent, in 1999, primarily due to a decrease in the average number of employees resulting from the transfer of BTAB and BTI in the second quarter of 1999, the sale of BTAL in the third quarter of 1999 and staff reductions resulting from the Acquisition. Incentive compensation and employee benefits decreased by $442 million, or 29 percent, primarily due to the decrease in the average number of employees as previously mentioned. The number of full-time staff at December 31, 1999 was 7,775 compared to 20,541 at December 31, 1998.

      The 1999 results also included $1.1 billion of change-in-control related incentive compensation and employee benefits, primarily as a result of accelerated amortization of deferred compensation amounts as of the COC date.

      All other noninterest expenses totaled $2.552 billion compared with $2.215 billion in 1998. During 1999, the Corporation recorded pre-tax charges for restructuring and other related activities totaling $633 million. Of this amount, $459 million related to a restructur ing charge recorded in the second quarter in conjunction with the Acquisition. This charge reflected $394 million of severance and other termination-related costs as well as $65 million of other costs primarily related to lease terminations and write-offs of fixed assets and leasehold improvements. During the fourth quarter, the Corporation recorded additional charges related to restructuring and other related activities of $174 million in connection with its con tinuing efforts to streamline support functions and realign certain business activities. These charges reflected $116 million of severance and other termination-related costs, as well as $58 million of other costs primarily related to the intended liquidation of certain financial assets.

      The provision for policyholder benefits decreased $208 million from 1998. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.

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

      All other noninterest expenses totaled $2.215 billion in 1998 compared with $1.982 billion in 1997. The 1998 results reflected a $60 million fine to federal authorities and a $3.5 million payment to the State of New York as part of an agreement to resolve an investigation concerning inappropriate transfers of unclaimed funds and related recordkeeping problems that occurred between 1994 and early 1996. Included in the 1998 amount were additional costs for agency and other professional service fees due to integration and continuing costs associated with the acquisition of NatWest Markets' European equities business.


8 Bankers Trust and its Subsidiaries

--------------------------------------------------------------------------------

Taxes

Income tax expense for 1999 amounted to $188 million, compared to an income tax benefit of $4 million in 1998 and income tax expense of $373 million in 1997. The effective tax rate for 1999 was (13) percent, while the 1998 and 1997 effective tax rates were 5 percent and 30 percent, respectively.

Year 2000

The Corporation's computer systems, applications and infrastructure operated successfully on the first business day of the new millennium. It did not become necessary for the Corporation to invoke any of its contingency plans, including those related to possible failures by third parties. The Corporation's Year 2000 expenditures during 1999 aggregated approximately $56 million and largely represented the redeployment of existing operations and information technology resources. The cost of any remaining efforts related to the Year 2000 is not expected to be material.

International Operations

The Corporation's assets and results of operations for 1999, 1998 and 1997 have been allocated between domestic and international operations in Note 23 of Notes to Financial Statements. This analysis, which is based on the domicile of the customer, incorporates numerous subjective assumptions and, as a result, is different from legal entity and segment results shown elsewhere in this report. Management views the operation of the Corporation on a segment basis, as disclosed on page 4.

      International net loss for 1999 and 1998 totaled $1,134 million and $211 million, respectively. Net income from domestic operations was a negative $469 million during 1999 and a positive $138 million for 1998, therefore, the ratio of international to total net income is not meaningful. This ratio for 1997 was 26 percent.

      International total assets were $18.6 billion at December 31, 1999 compared to $63.1 billion at December 31, 1998, which represented 27 percent and 47 percent of total consolidated assets, respectively.

      The transfer of most of the Corporation's international operations to Deutsche Bank is the primary reason for the decline in international total assets during 1999. Much of the net loss in 1999 is due to the allocation of a significant portion of the COC-related and restructuring charges to international operations.

      The overall losses during 1998 from international operations were primarily due to Asia and the Western Hemisphere. During 1998, the Asian region suffered a loss of $210 million as compared to a loss of $44 million during 1997. This loss was primarily due to trading losses. In 1998 the Western Hemisphere had a loss of $96 million versus net income of $81 million in 1997. This loss was attributable to losses on trading assets and losses on securities available for sale.

      Domestic income decreased from $638 million in 1997 to $138 million in 1998. This decrease was primarily due to trading losses and a decrease in net interest margins.

      International total assets were $63.1 billion at December 31, 1998 compared to $72.7 billion at December 31, 1997, which represented 47 percent and 52 percent of total consolidated assets, respectively. The $9.6 billion decrease was primarily due to a reduction in Asian trading assets, partially offset by an increase in European assets.


                                Bankers Trust Corporation and its Subsidiaries 9

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

Table 3 Condensed Balance Sheets -- Fourth Quarter Averages

----------------------------------------------------------------------------------------------------------------
(in millions)                                                                  1999          1998           1997
----------------------------------------------------------------------------------------------------------------
Assets
  Interest-earning
   Interest-bearing deposits with banks                                     $ 3,867      $  2,370       $  6,211
   Federal funds sold                                                         3,608         3,445          4,950
   Securities purchased under resale agreements                               5,478        19,316         23,074
   Securities borrowed                                                           --        17,903         16,588
   Trading assets                                                             6,221        25,206         30,447
   Securities available for sale
     Taxable                                                                  3,412        10,038          6,876
     Exempt from federal income taxes                                            16         1,692          1,237
----------------------------------------------------------------------------------------------------------------
       Total securities available for sale                                    3,428        11,730          8,113
   Loans
     Domestic offices                                                        16,132        12,847         10,800
     Foreign offices                                                          4,613        10,417          9,580
----------------------------------------------------------------------------------------------------------------
       Total loans                                                           20,745        23,264         20,380
   Customer receivables                                                         569         1,622          1,612
----------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                           43,916       104,856        111,375
  Noninterest-earning
   Cash and due from banks                                                    1,745         2,721          1,476
   Noninterest-earning trading assets                                         8,541        29,650         25,157
   All other assets                                                           8,774        11,853         10,694
   Allowance for credit losses--loans                                          (508)         (665)          (780)
----------------------------------------------------------------------------------------------------------------
Total                                                                       $62,468      $148,415       $147,922
================================================================================================================
Liabilities
  Interest-bearing
   Interest-bearing deposits
     Domestic offices                                                       $12,200      $ 18,891       $ 21,881
     Foreign offices                                                          7,659        16,650         20,966
----------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                                       19,859        35,541         42,847
   Trading liabilities                                                           39         5,918          5,587
   Securities loaned and securities sold under repurchase agreements            210        20,650         24,200
   Other short-term borrowings                                                7,691        19,247         20,078
   Long-term debt                                                            13,915        18,645         13,050
   Mandatorily redeemable capital securities of subsidiary trusts
     holding solely junior subordinated deferrable interest debentures        1,427         1,419          1,472
----------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                                      43,141       101,420        107,234
  Noninterest-bearing
   Noninterest-bearing deposits                                               4,724         4,362          3,366
   Noninterest-bearing trading liabilities                                    4,516        26,454         20,803
   All other liabilities                                                      5,542        11,271         10,591
----------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                       57,923       143,507        141,994
Preferred Stock of Subsidiary                                                    --           144             --
----------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock                                                               392           394            688
  Common stockholders' equity                                                 4,153         4,370          5,240
----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                    4,545         4,764          5,928
----------------------------------------------------------------------------------------------------------------
Total                                                                       $62,468      $148,415       $147,922
================================================================================================================


10 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Liquidity and Capital Resources

Management believes that the Corporation has sufficient liquidity and capital resources to meet the needs of its business operations.

Liquidity

Liquidity is the ability to have funds available at all times to meet the commitments of the Corporation. As part of the Acquisition, the Corporation's liquidity process has become an integral part of Deutsche Bank's global liquidity process. Management's policy is designed to maintain Deutsche Bank's ability to fund assets and meet any contractual financial obligations on a timely basis at a fair market cost under any market conditions. While Deutsche Bank and the Corporation manage their liquidity positions on a day-to-day basis to meet ongoing funding needs, Deutsche Bank's planning and management process also encompasses contingency planning to address even the most severe liquidity events.

      Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At December 31, 1999, this credit line totaled over $5 billion. Of this amount, approximately $2 billion was drawn.

      The Corporation's consolidated long-term debt and mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities"), at December 31, 1999 totaled $16.4 billion, most of which was unsecured, and consisted of $11.5 billion in senior borrowings, $3.5 billion of subordinated debt, and $1.4 billion of trust preferred capital securities. These liabilities mature between 2000 and 2037, as detailed in Notes 9 and 10 of Notes to Financial Statements.

Capital Resources

The Corporation pursues capital management with the objective of enhancing its ability to execute its global strategic business plans while retaining financial flexibility. Management believes that a strong capital base is critical to achieving these objectives.

      Consolidated total stockholder's equity totaled $4.350 billion on December 31, 1999, down $346 million, or 7 percent, from year end 1998, which was down $1.012 million, or 18 percent, from year end 1997. The current year's decrease was primarily due to the net operating loss of $1.6 billion offset in part by a capital contribution from Deutsche Bank of $1.4 billion. The decrease in 1998 was primarily due to dividends declared on common and preferred stock and the repurchase of common and preferred stock.

      The Corporation actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. The Corporation manages its capital base and on- and off-balance sheet items to ensure that it remains strongly capitalized.

      The Federal Reserve Board's risk-based capital guidelines address the capital adequacy of bank holding companies and banks (collectively "banking organizations"). These guidelines include a definition of capital, a framework for calculating risk-weighted assets and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The Federal Reserve Board also has a minimum Leverage ratio that is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.

      The Corporation had previously adopted the market risk amendment to the risk-based capital guidelines issued by the Federal Reserve, which requires the use of internal models to measure market risk in the calculation of the risk-weighted assets for trading accounts. This amendment is consistent with the amendment to the Basle Capital Accord adopted by the Basle Committee on Banking Supervision at the Bank for International Settlements ("the BIS").

      The following discussion of the risk-based capital and leverage ratios should be read in conjunction with Note 15 of the Notes to Financial Statements, which defines the components of Tier 1, Tier 2 and Tier 3 Capital, as well as the regulatory guidelines for well- capitalized banks and bank holding companies.

      The Corporation's and BTCo's regulatory capital ratios are presented in Table 4.

      During 1999, the Corporation's Tier 1 Capital ratio increased 290 basis points as the slight decline in Tier 1 Capital of $607 million was offset by the significant decrease in risk-weighted assets of $25.1 billion. The Tier 1 Capital decrease was primarily caused by the 1999 net operating loss of $1.6 billion and the net decline in the other components of Tier 1 Capital of $.4 billion, partially offset by the capital contribution of $1.4 billion made by Deutsche Bank in the second quarter of 1999. Risk-weighted assets decreased principally because positions were liquidated or transferred to other Deutsche Bank affiliates. The Total Capital ratio increased 480 basis points as the decrease in risk-weighted assets more than offset the decline of $1.4 billion in Total Capital. The Leverage ratio increased 380 basis points with the decrease in Tier 1 Capital more than offsetting a decrease of $84.6 billion in adjusted quarterly average assets.

      The negative effect of the aforementioned operating losses and positive effect of the asset liquidations and transfers were also the main reasons for comparative variances in BTCo's ratios. During 1999, BTCo's Tier 1 Capital ratio increased 600 basis points as the decrease in Tier 1 Capital of $972 million was more than offset by a reduction of $29.1 billion in risk-weighted assets. Total Capital ratio increased 550 basis points as the reduction in risk-weighted assets was more than enough to offset the decline of $2 billion in Total Capital. The Leverage ratio increased 660 basis points as the decline in Tier 1 Capital was offset by the significant reduction of $69.7 billion in quarterly average assets.

      Table 4 presents the regulatory capital ratios of the Corporation and BTCo at December 31, 1999 and 1998 and the well-capitalized guidelines.

                               Bankers Trust Corporation and its Subsidiaries 11

--------------------------------------------------------------------------------

Table 4 Regulatory Capital Ratios

                                                                            Well
                                    December 31,    December 31,     Capitalized
                                            1999            1998      Guidelines
--------------------------------------------------------------------------------
Corporation
Risk-Based Ratios
  Tier 1 Capital                           10.4%            7.5%            6.0%
  Total Capital                            18.4%           13.6%           10.0%
Leverage Ratio                              7.3%            3.5%            N/A
BTCo
Risk-Based Ratios
  Tier 1 Capital                           16.5%           10.5%            6.0%
  Total Capital                            18.9%           13.4%           10.0%
Leverage Ratio                             12.3%            5.7%            5.0%

N/A Not Applicable.

      The following were the essential components (in millions) used in calculating the Corporation's and BTCo's risk-based capital ratios:

December 31,                                             1999               1998
--------------------------------------------------------------------------------
Corporation
Tier 1 Capital                                        $ 4,462            $ 5,069
Tier 2 Capital                                          3,399              3,812
Tier 3 Capital                                             --                400
--------------------------------------------------------------------------------
Total Capital                                         $ 7,861            $ 9,281
================================================================================
Total risk-weighted assets                            $42,823            $67,980
================================================================================

BTCo
Tier 1 Capital                                        $ 5,710            $ 6,682
Tier 2 Capital                                            851              1,858
--------------------------------------------------------------------------------
Total Capital                                         $ 6,561            $ 8,540
================================================================================
Total risk-weighted assets                            $34,657            $63,748
================================================================================

Risk Management

Market Risk

Market risk is the risk of losses in the value of the Corporation's portfolio due to movements in market prices and rates. Market risk arises from the Corporation's investment, trading, and client activities.

      One summary measure of market risk is Daily Price Volatility ("DPV"). The Daily Price Volatility of a portfolio is the potential loss in fair value that statistically would be exceeded only 1 percent of the time if that portfolio were held unchanged for one day. As such, Daily Price Volatility falls within a general class of risk measures that are referred to as Value at Risk ("VaR"). The Corporation's Daily Price Volatility is calculated using proprietary simulation and risk modeling techniques. Table 5 provides information on the Daily Price Volatility associated with the Corporation's market risk positions during 1999. The table shows this information for the set of financial assets and liabilities whose values are functions of market-traded variables irrespective of accounting classification. This set of figures is labeled Total Daily Price Volatility in the table. The table also reports information on the Daily Price Volatility from the subset of market risk positions that are reported as trading assets and liabilities. This set of figures is labeled Trading Daily Price Volatility. Finally, the table reports information on the Daily Price Volatility associated with the non-trading, market-sensitive positions. This set of positions is labeled Non-Trading Daily Price Volatility, and the information in this portion of the table reflects the incremental contribution these positions have on the Corporation's Total Daily Price Volatility.

      Effective October 1, 1999 the Corporation adopted the market risk VaR models and methodologies that are used throughout the Deutsche Bank Group for various purposes, including regulatory capital. Although the methodologies employed by the former and current models differ in some respects, both models meet the regulatory requirements and have been approved by the banking regulators in the United States for use in risk-based capital. Therefore, the 1999 Daily Price Volatility Statistics for the overall portfolio in Table 5 are generally comparable with the 1998 Daily Price Volatility Statistics for the overall portfolio in Table 6.

      The prior period amounts have not been restated due to the complexities of VaR models and of the correlation effects across risk classifications. In addition, the quantitative risk measures presented for 1999 are not comparable to those presented for 1998 due to the significant business and net financial asset transfers to Deutsche Bank entities, as well as continued risk reduction efforts begun in the third quarter of 1998. The Corporation's market risks at December 31, 1999 were primarily from its private equity investments and high-yield distressed debt positions, as well as positions arising from loan trading, loan syndication and loan securitization businesses.


12 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Table 5 BTC Daily Price Volatility Statistics for 1999 (in millions)

Total Daily Price Volatility

--------------------------------------------------------------------------------
                             Average        Minimum       Maximum   December 31,
Risk Class                      1999           1999          1999          1999
--------------------------------------------------------------------------------
Interest Rate                 $ 18.0          $ 4.3         $30.7         $ 5.1
Currency                         2.5            0.1          11.2           0.6
Equity                          22.6           10.2          37.7          11.7
Commodity                        0.6             --           1.8            --
Diversification                (12.4)            --            --          (4.6)
--------------------------------------------------------------------------------
Overall Portfolio             $ 31.3              *             *         $12.8
================================================================================

Trading Daily Price Volatility

--------------------------------------------------------------------------------
                             Average        Minimum       Maximum   December 31,
Risk Class                      1999           1999          1999          1999
--------------------------------------------------------------------------------
Interest Rate                  $11.1          $ 4.2         $18.4         $ 5.0
Currency                         2.3            0.1           7.8           0.6
Equity                           8.7            3.4          18.8           5.8
Commodity                        0.6             --           1.8            --
Diversification                 (7.0)            --            --          (3.7)
--------------------------------------------------------------------------------
Overall Portfolio              $15.7              *             *         $ 7.7
================================================================================

Non-Trading Daily Price Volatility: Incremental impact of non-trading positions on Total Daily Price Volatility

--------------------------------------------------------------------------------
                             Average        Minimum       Maximum   December 31,
Risk Class                      1999           1999          1999          1999
--------------------------------------------------------------------------------
Interest Rate                  $ 6.9           $ --         $16.3         $ 0.1
Currency                         0.2             --           9.1            --
Equity                          13.9            5.0          20.2           5.9
Commodity                         --             --           0.4            --
Diversification                 (5.4)            --            --          (0.9)
--------------------------------------------------------------------------------
Overall Portfolio              $15.6              *             *         $ 5.1
================================================================================

* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the risk class amounts presented above. For example, during 1999 the minimum Trading Daily Price Volatility was $7.6 million and the maximum Trading Daily Price Volatility was $28.7 million.

Table 6 BTC Daily Price Volatility Statistics for 1998 (in millions)

Total Daily Price Volatility

-------------------------------------------------------------------------------
                            Average        Minimum       Maximum   December 31,
Risk Class                     1998           1998          1998           1998
-------------------------------------------------------------------------------
Interest Rate                $ 31.9          $19.2         $45.8         $ 25.0
Currency                       11.3            5.1          20.9            8.5
Equity                         28.5           16.2          36.7           33.9
Commodity                       1.3            0.6           3.4            1.2
Diversification               (21.7)            --            --          (21.3)
-------------------------------------------------------------------------------
Overall Portfolio            $ 51.3              *             *         $ 47.3
===============================================================================


                               Bankers Trust Corporation and its Subsidiaries 13

--------------------------------------------------------------------------------

Trading Daily Price Volatility

--------------------------------------------------------------------------------
                             Average        Minimum       Maximum   December 31,
Risk Class                      1998           1998          1998           1998
--------------------------------------------------------------------------------
Interest Rate                  $19.3          $11.3         $31.4         $16.8
Currency                        11.1            5.0          20.7           7.2
Equity                          18.4            8.4          28.1          16.5
Commodity                        1.3            0.6           3.4           1.2
Diversification                (17.2)            --            --         (15.4)
--------------------------------------------------------------------------------
Overall Portfolio              $32.9              *             *         $26.3
================================================================================

Non-Trading Daily Price Volatility: Incremental impact of non-trading positions on Total Daily Price Volatility

--------------------------------------------------------------------------------
                             Average        Minimum       Maximum   December 31,
Risk Class                      1998           1998          1998           1998
--------------------------------------------------------------------------------
Interest Rate                  $12.6          $ 1.5         $22.8         $ 8.2
Currency                         0.2             --           1.5           1.3
Equity                          10.1            5.1          17.5          17.4
Commodity                         --             --            --            --
Diversification                 (4.5)            --            --          (5.9)
--------------------------------------------------------------------------------
Overall Portfolio              $18.4              *             *         $21.0
================================================================================

* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the risk class amounts presented above. For example, during 1998 the minimum Total Daily Price Volatility was $32.7 million and the maximum Total Daily Price Volatility was $71.4 million.

      Tables 5 and 6 show that the Corporation's overall market risk as measured by DPV declined in 1999 on an average and spot basis by 39 percent and 73 percent, respectively. The overall decline was driven by declines in all risk classes. These reductions reflect the continuing effects of integrating the Corporation into Deutsche Bank Group. The primary risks remaining at December 31, 1999 are interest rate risk and equity risk. The interest rate risk stems primarily from the loan trading, loan syndication and loan securitization businesses. The equity risk is primarily from private equity investments held by the Corporation and from high yield distressed debt positions. Distressed debt is classified as equity risk after implementation of Deutsche Bank models at the beginning of the fourth quarter.

      Tables 5 and 6 show that the Corporation's DPV from Trading Assets also declined sharply during this period, decreasing on an average and spot basis by 52 percent and 71 percent, respectively. The decline was evident across all risk classes. These reductions reflect the continuing effects of integrating the Corporation into Deutsche Bank Group.

Credit Risk Management

In conformity with Deutsche Bank policies, the Credit Risk Management Department, headed by the Chief Credit Officer, is responsible for developing credit policies, as well as for monitoring and managing overall credit risk. The department evaluates the creditworthiness of each borrower/issuer/counterparty and assigns a rating for each. Credit limits are established at the portfolio level by borrower/issuer/counterparty and by other categories. A credit officer is responsible for reviewing the entire credit risk portfolio of a borrower/issuer/counterparty regardless of the nature of the exposure (e.g., loans, securities, and derivatives). Credit officers also monitor the usage of credit risk by entity versus the limits at the product and business activity level. The Credit Risk Management Department monitors country exposures and industry, borrower/issuer/counterparty, product and regional risk concentrations in order to evaluate the degree of diversification in the portfolio.

Derivatives

Derivatives are swaps, futures, forwards, options and other similar types of contracts based on interest rates, foreign exchange rates and the prices of equities and commodities (or related indices). Derivatives are generally either privately-negotiated over-the-counter ("OTC") contracts or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, forwards and options. In the normal course of business, with the agreement of the original customer, OTC derivatives may be terminated or assigned to another customer. Exchange-traded derivatives include futures and options. These capital markets products are described further in Note 24 of Notes to Financial Statements. Derivatives may be used for either trading or end-user purposes.


14 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Trading Derivatives

The Corporation holds derivatives in connection with its activities as a dealer acting as principal for particular transactions with clients, as a market maker quoting bid and offer prices to provide liquidity and regular availability of derivatives for clients and as a risk manager of its own trading positions resulting from these client-driven transactions. The risks of derivative positions are managed in accordance with Deutsche Bank's risk management policies.

      As a result of the Acquisition, the Corporation's former derivatives activities have been largely transferred to Deutsche Bank entities, and it is anticipated that the existing positions at December 31, 1999 will be reduced further over time.

      Substantially all of the Corporation's derivative positions at December 31, 1999 were trading-related, with gains and losses included in trading revenue as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after application of qualifying master netting agreements. These positions may vary in size from period to period, similar to the positions in cash instruments also carried in the Corporation's trading account. Average trading assets and trading liabilities related to derivatives during 1999 were $9.7 billion and $9.4 billion, respectively. The notional amounts, which are not recorded on the balance sheet, of trading derivatives totaled $282 billion at December 31, 1999 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk.

End-User Derivatives

The Corporation utilizes end-user derivatives to manage exposures to interest rate, and foreign currency risks associated with certain liabilities such as interest-bearing deposits, short-term borrowings and long-term debt, as well as loans and other assets. For example, the majority of the Corporation's end-user derivatives involve certain instruments (principally interest rate and currency swaps) used to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. See Note 24 and Note 26 of Notes to Financial Statements for additional end-user information and for the fair value of end-user derivatives and related financial instruments. The notional amounts, which are not recorded on the balance sheet, of end-user derivatives totaled $41 billion at December 31, 1999 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk. End-user derivative contracts represent approximately 13 percent of the aggregate notional amounts of all derivatives outstanding at year end.

Market Risk

The market risk of derivatives arises principally from the potential for changes in interest rates, foreign exchange rates, and equity and commodity prices and is generally similar to the market risk of the cash instruments underlying the contracts. The market risk to the Corporation is not measured by the price sensitivity of the individual contracts, but by the net price sensitivity of the relevant portfolio, including cash instruments. Exposures are generally managed by taking risk-offsetting positions. Therefore, the Corporation believes it is not meaningful to view the market risk of derivatives in isolation. Market exposures arising from derivatives are monitored and are included in the Daily Price Volatility amounts discussed in the preceding Risk Management section.

Liquidity Risk

In times of stress, sharp price movements or volatility shocks may reduce liquidity in certain derivatives positions, as well as in cash instruments. The liquidity risk of derivatives is substantially based on the liquidity of the underlying cash instrument, which affects the ability of the Corporation to alter the risk profile of its posi tions rapidly and at a reasonable cost. The Corporation's mark-to-market practices for derivatives include adjustments in consideration of liquidity risks, when appropriate. These practices are consistent with those applied to the Corporation's trading positions in cash instruments.

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

      The Corporation monitors and manages the credit risk associated with derivatives by applying a uniform credit process for all credit exposures. The credit risk of derivatives is included in Deutsche Bank's credit risk management systems. In order to reduce derivatives-related credit risk, the Corporation enters into master netting agreements that provide for offsetting of all contracts under each such agreement and obtains collateral where appropriate. Such master netting agreements contemplate payment netting as well as the net settlement of all covered contracts through a single payment in a single currency with the same counterparty in the event that a default (including insolvency) under the agreement occurs. Credit risk exposure is monitored on a gross and a net basis and on a collateralized and an uncollateralized basis, as appropriate.

      Current credit risk is calculated based on the current replacement cost of outstanding positions with customers in OTC derivative financial instruments. The gross replacement cost of a derivative portfolio with a customer is the positive mark-to-market value of all transactions with that customer without the effects of netting or collateral arrangements. The replacement costs, after netting, of $4.8 billion more accurately portray the credit risk associated with the Corporation's derivatives activities with external customers at December 31, 1999 than do the gross replacement costs.

      The Corporation applies netting based upon the criteria prescribed by Financial Accounting Standards Board ("FASB") Interpretation No. 39 ("FIN 39"), "Offsetting of Amounts Related to Certain Contracts," which provides that offsetting is appropriate where the available evidence indicates that there are reasonable assurances that the right of setoff contained in a master netting


                               Bankers Trust Corporation and its Subsidiaries 15

--------------------------------------------------------------------------------

agreement governing derivatives contracts would be upheld after default, including in the event of the customer's bankruptcy.

      Collateral also reduces credit risk. The Corporation generally accepts collateral in the form of cash, U.S. Treasuries, and other approved securities (generally, only liquid, marketable, publicly-traded securities are acceptable).

      The international bank regulatory standards for risk-based capital consider the credit risk arising from derivatives in the assessment of capital adequacy. These standards were issued under the Basle Capital Accord of July 1988 and adopted in 1989 by the U.S. bank regulators, including the Federal Reserve Board. These standards use a formula-based assessment of customer credit risk which, as amended at year-end 1995, reflect the credit-risk-reducing impact of legally enforceable master netting agreements. These standards include a calculation for estimating the potential future credit exposure caused by potential price volatility (the "add-on"). At December 31, 1999, the risk-weighted amounts (reflecting both current and potential future credit exposure) that were calculated based on these international standards for derivative financial instruments aggregated to $2.7 billion after application of risk weightings.

Allowance for Credit Losses -- Loans

Overview

The Corporation's loan portfolio primarily consists of commercial lending transactions to a diverse customer and geographic base. As such, the Corporation's commercial loans tend to be individually large in size and are non-homogeneous.

      As part of the Corporation's overall management and control process, the Asset Quality Review Department is responsible for performing an ongoing independent examination of the loan portfolio. The review program is designed to identify at the earliest possible stage, counterparties who might be facing financial difficulties. All significant counterparty relationships are reviewed on a periodic basis, meaning that individual loans to a particular counterparty are grouped together in evaluating the credit risk to such counterparty. Loans under special supervision, such as cash basis and renegotiated loans, as well as loans criticized by the Asset Quality Review Department under regulatory guidelines (i.e., those loans classified as Special Mention, Substandard and Doubtful) are also reviewed on a periodic basis. In addition, all levels of management are required to bring to the attention of the Asset Quality Review Department any credit risk where an additional review of the counterparty's financial position is believed to be warranted. The Asset Quality Review Department reports at least quarterly on the portfolio to the Audit and Fiduciary Committee of the Board of Directors.

      In addition to the above procedures, Federal Reserve and State of New York bank examiners (the "Bank regulatory authorities") perform periodic examinations of the Corporation's credit risks, including the loan portfolio. The reports on these examinations are also reviewed by the Asset Quality Review Department with the Audit and Fiduciary Committee of the Board of Directors.

Determination of the Allowance for Credit Losses -- Loans

The allowance for credit losses--loans represents management's estimate of probable loan losses that have occurred as of the date of the financial statements.

      The Corporation undertook a comprehensive review in 1999 of its policies and procedures related to the determination of the allowance for credit losses to ensure that they are appropriate within the framework of generally accepted accounting principles. The Corporation's policies and procedures were revised and improved to ensure a systematic and adequately documented process for the estimation of credit losses and related charge-offs.

      As a result of the aforementioned comprehensive review, the Corporation recorded a $49 million reversal of the allowance for credit losses--loans in the third quarter of 1999. For the year ended December 31, 1999, the Corporation recorded a negative provision for credit losses--loans of $58 million.

      As noted above, all significant counterparty relationships and criticized loans are reviewed periodically to allow management to determine the level of the allowance for credit losses--loans. This process results in the following three components of the allowance for credit losses--loans:

      Specific Allowance--The specific allowance component is the amount required for impaired loans as calculated under SFAS 114, "Accounting by Creditors for Impairment of a Loan." The specific component of the overall allowance is determined through a loan-by-loan analysis of impaired loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrowers' ability to pay. During 1999, the population of loans that were individually evaluated for impairment under the SFAS 114 methodology was significantly broadened to include all loans rated Substandard and Doubtful in the Corporation's internal class system.

      Country Risk--The country risk component is the amount provided for exposures in countries experiencing financial stress, excluding those exposures already identified and evaluated as impaired loans.

      The Deutsche Bank Group Board approves the countries that warrant risk provisioning together with the percentages to be applied to the exposures in these countries. The determination of countries to be included considers both historical loss experience and market data such as economic, political and other relevant factors affecting a country's financial condition. The list of countries and associated percentages are periodically reviewed and changed as necessary.

      Expected Loss--The expected loss component is an estimate of the remaining probable losses inherent in the loan portfolio. This component is determined by using a statistical model that utilizes a loan-type, risk-rated stratified approach. Loss factors are derived by analyzing historical charge-offs and recent economic events and applied to categories of loans by type and risk rating.

      In calculating the loss factors, the Corporation utilizes the historical loss experience of its portfolios and the actual amounts outstanding of the portfolios segregated by borrower/counterparty ratings and several broad classes of obligors. These ratings are internally determined mathematical expressions of credit quality for individual obligors.


16 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

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

      The Bank regulatory authorities also assess and issue reports on the quality of the portfolio and on the adequacy of the allowance and related provision activity. Further, as part of their annual audit, the Corporation's independent auditors review the process surrounding the determination of the allowance for credit losses--loans and the level thereof. Their procedures include discussions with management, a review of selected credit files and an evaluation of the periodic reports issued by the Asset Quality Review Department and regulatory examiners. In the opinion of management, the allowance for credit losses--loans is fairly stated in accordance with generally accepted accounting principles.

      The tables below provide the components of the allowance for credit losses--loans by category. This breakdown of the allowance at each year end reflects management's best estimate of probable credit losses and may not necessarily be indicative of actual future charge-offs.

(in millions) December 31,                                                 1999*
--------------------------------------------------------------------------------
Domestic
 Specific
  Commercial and industrial                                                $200
  Real estate and real-estate related                                        12
--------------------------------------------------------------------------------
   Total specific                                                           212
   Expected loss                                                            127
--------------------------------------------------------------------------------
   Total domestic                                                           339
International
 Specific                                                                    56
 Country risk                                                                56
 Expected loss                                                               40
--------------------------------------------------------------------------------
   Total international                                                      152
--------------------------------------------------------------------------------
   Total allowance for credit losses--loans                                $491
================================================================================

* Not comparable to prior years due to revised policies and procedures for determining the allowance for credit losses implemented in 1999.

(in millions) December 31,                      1998     1997     1996     1995*
--------------------------------------------------------------------------------
Domestic
  Commercial and industrial                     $162     $117     $153     $222
  Financial institutions                          20       38       20       40
  Real estate and real-estate related             84       89      107      100
--------------------------------------------------------------------------------
   Total domestic                                266      244      280      362
International                                    380      391      212      377
--------------------------------------------------------------------------------
   Total allocated**                             646      635      492      739
Unallocated portion                                6       64      281      253
--------------------------------------------------------------------------------
   Total allowance for credit losses--loans     $652     $699     $773     $992
================================================================================

* Not comparable to other years presented in the table as 1995 includes allowance amounts related to derivatives and other credit-related commitments.

** The specific allowance component was $61 million, $13 million, and $57 million at December 31, 1998, 1997, and 1996, respectively. The general allowance component was $585 million, $622 million, and $435 million at December 31, 1998, 1997, and 1996, respectively.

      The allowance for credit losses--loans decreased to $491 million at December 31, 1999, from $652 million at year-end 1998 and $699 million at December 31, 1997. The decrease of $161 million in 1999 from 1998 was primarily due to a negative provision for credit losses--loans of $58 million, reductions in the allowance for credit losses--loans related to entities sold/transferred and net charge-offs of $64 million. Such decrease reflects the significant decline in the international component of the Corporation's loan portfolio during 1999. The decrease of $47 million in 1998 from 1997 was primarily due to $107 million of charge-offs, mainly related to Asian counterparties, partially offset by recoveries and a $40 million provision. The decline in the 1998 allowance level is primarily attributable to the overall reduction in the Corporation's risk profile in emerging market commercial and industrial loans.

      The following table presents an analysis of the changes in the international component of the allowance for credit losses--loans:

(in millions) Year Ended December 31,       1999        1998        1997        1996        1995(2)
------------------------------------------------------------------------------------------------
Balance, beginning of year                 $ 380       $ 391       $ 212       $ 377       $ 416
------------------------------------------------------------------------------------------------
Net charge-offs
  Charge-offs                                 63          83          46          22         121
  Recoveries                                  12           6           7          26          24
------------------------------------------------------------------------------------------------
  Total net charge-offs (recoveries)
    to the allowance                          51          77          39          (4)         97
Allowance related to acquisition              --          --          17          --          --
Provision and increases (decreases)
  in the international portion
  of allowance                              (138)         66         258         (10)         58
Allowance related to BTAL and
  transferred entities(1)                    (39)         --          --          --          --
Reclassifications                             --          --         (57)       (159)         --
------------------------------------------------------------------------------------------------
Balance, end of year                       $ 152       $ 380       $ 391       $ 212       $ 377
================================================================================================

(1) Reflects the allowance for credit losses--loans of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses--loans of BTAL on the date of sale.

(2) Not comparable to other years presented in the table as 1995 includes allowance amounts related to derivatives and other credit-related commitments.


                               Bankers Trust Corporation and its Subsidiaries 17

--------------------------------------------------------------------------------

Table 7 Analysis of the Allowances for Credit Losses

--------------------------------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                     1999        1998      1997        1996        1995
--------------------------------------------------------------------------------------------------------------
Loans
Allowance, beginning of year                             $  652      $  699    $  773      $  992      $1,252
--------------------------------------------------------------------------------------------------------------
Charge-offs
  Domestic
   Commercial and industrial                                 28          24        19          46         177
   Real estate
     Construction                                            --          --        11           3          10
     Mortgage                                                --          --         2          18          22
  International                                              63          83        46          22         121
--------------------------------------------------------------------------------------------------------------
Total charge-offs                                            91         107        78          89         330
--------------------------------------------------------------------------------------------------------------
Recoveries
  Domestic
   Commercial and industrial                                 13           5        23          32          11
   Real estate
     Construction                                            --           1         1          --          --
     Mortgage                                                 2           8        13           7           4
  International                                              12           6         7          26          24
--------------------------------------------------------------------------------------------------------------
Total recoveries                                             27          20        44          65          39
--------------------------------------------------------------------------------------------------------------
Total net charge-offs(1)                                     64          87        34          24         291
Allowance related to acquisition                             --          --        17          --          --
Provision for credit losses                                 (58)         40        --           5          31
Allowance related to BTAL and transferred entities*         (39)         --        --          --          --
Reclassification                                             --          --       (57)       (200)         --
--------------------------------------------------------------------------------------------------------------
Allowance, end of year                                   $  491      $  652    $  699      $  773      $  992
=============================================================================================================

Percentage of total net charge-offs to average loans
  for the year                                             0.30%       0.39%     0.19%       0.18%       2.47%
=============================================================================================================
(1) Components:
   Secured by real estate                                  $ (8)       $(13)     $  5        $ 14        $ 23
   Real estate related                                       (4)          8        (2)          3           2
   Other                                                     76          92        31           7         266
--------------------------------------------------------------------------------------------------------------
     Total                                                 $ 64        $ 87      $ 34        $ 24        $291
=============================================================================================================
Other Liabilities
Allowance, beginning of year                               $ 18        $ 13      $ 10        $ --         $--
Provision for credit losses                                   6           5        --          --          --
Reclassification                                             --          --         3          10          --
--------------------------------------------------------------------------------------------------------------
Allowance, end of year                                     $ 24        $ 18      $ 13        $ 10         $--
=============================================================================================================

* Reflects the allowance for credit losses of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses of BTAL on the date of sale.


18 Bankers Trust Corporation and its Subsidiaries

Loans

The following table summarizes the composition of the loan portfolio at the end of each of the last five years:

(in millions) December 31,              1999         1998         1997         1996         1995
------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial          $ 8,125      $ 6,448      $ 4,244      $ 3,422      $ 2,520
  Financial institutions               2,788        2,441        2,148        1,631        1,778
  Real estate                          1,471        1,449        2,196        1,695        1,430
  Other                                4,028        3,558        1,427        1,436        1,490
------------------------------------------------------------------------------------------------
   Total domestic                     16,412       13,896       10,015        8,184        7,218
------------------------------------------------------------------------------------------------
International
  Governments and
    official institutions                120          190          252          237          227
  Banks and other
    financial institutions               690        3,599        3,175        3,482        1,543
  Commercial and industrial            1,765        3,931        4,931        2,759        1,934
  Real estate                             31          166          195          130          178
  Other                                1,167        1,813        1,402        1,290        1,701
------------------------------------------------------------------------------------------------
   Total international                 3,773        9,699        9,955        7,898        5,583
------------------------------------------------------------------------------------------------
Gross loans                           20,185       23,595       19,970       16,082       12,801
Less: unearned income                    223          310          165          202          120
------------------------------------------------------------------------------------------------
   Total loans                       $19,962      $23,285      $19,805      $15,880      $12,681
================================================================================================

      Total loans decreased to $20.0 billion at December 31, 1999 down from $23.3 billion at year-end 1998 and up from $19.8 billion at December 31, 1997. The 1999 decrease of $3.3 billion primarily related to the international loan portfolio which decreased $5.9 billion, or 61 percent, to $3.8 billion at December 31, 1999, offset by an increase in the domestic component of the loan portfolio.

      Following the Acquisition, the Corporation has actively sought to increase its lending exposure in the domestic market. The domestic lending portfolio balance at December 31, 1999 was $16.4 billion, an 18% increase over 1998. This increase primarily relates to commercial and industrial loans and reflects the continuing high levels of merger and acquisition related activity in the domestic market.

      The significant decline in the international loan portfolio reflects the de-emphasizing of lending in certain emerging markets and the consolidation of business conducted by both Deutsche Bank and Bankers Trust into Deutsche Bank legal entities. Such decline also reflects the sale of BTAL as well as the transfer of BTI during 1999.

      During 1998, the loan portfolio increased $3.5 billion to $23.3 billion at December 31, 1998 from $19.8 billion at December 31, 1997. The 1998 increase related to the domestic loan portfolio which increased $3.9 billion, or 39 percent, to $13.9 billion at December 31, 1998, offset by a slight decline in the international component of the loan portfolio. Within the domestic loan portfolio, commercial and industrial loans increased $2.2 billion in 1998, reflecting increased business volumes as well as higher targeted hold amounts in relation to loan syndication activity. Domestic loans secured by real estate declined $0.7 billion, or 34 percent, in 1998 reflecting a decrease in the volume of direct real estate loans held. Other domestic loans increased to $3.6 billion at December 31, 1998 from $1.4 billion at December 31, 1997. The increase was primarily related to an increase in real estate related loans, including loans to real estate investment trusts ("REIT"), as well as to increases in Private Client loans and in overnight overdrafts arising as a matter of course from depository business.

      The international component of the loan portfolio totaled $9.7 billion at December 31, 1998 down slightly from $10.0 billion at December 31, 1997. Within the international portfolio, commercial and industrial loans decreased 20 percent in 1998 to $3.9 billion, reflecting the Corporation's efforts to reduce exposure in this segment of the portfolio, particularly in the emerging markets, following a significant increase in commercial and industrial lending beginning in 1995. This reduction in exposure was primarily effected through pay-downs of outstanding loans. The decline in commercial and industrial lending was offset by increases in loans to banks and other financial institutions and in other international loans which includes margin related lending. At year-end 1998, the Corporation's inter national loan portfolio was primarily concentrated in Australia/ New Zealand, Western Europe, Latin America, and non-Japan Asia.


                               Bankers Trust Corporation and its Subsidiaries 19

Nonperforming Assets

Table 8 Nonperforming Assets

---------------------------------------------------------------------------------------------------------------------
($ in millions) December 31,                                         1999       1998       1997       1996       1995
---------------------------------------------------------------------------------------------------------------------
Cash basis loans
  Domestic
   Commercial and industrial                                         $495       $ 91       $ 49       $117       $263
   Secured by real estate                                              67         86         92        233        297
   Financial institutions                                              11         15         --         --         10
---------------------------------------------------------------------------------------------------------------------
    Total domestic                                                    573        192        141        350        570
---------------------------------------------------------------------------------------------------------------------
  International
   Commercial and industrial                                          132        135         65         57        106
   Secured by real estate                                              10         18         25         39         65
   Financial institutions                                              --          2         --          4          3
   Foreign governments                                                 --         23         --         --         --
   Lease financings                                                     1          7          2          2         --
   Other                                                               21         15          7         --         --
---------------------------------------------------------------------------------------------------------------------
    Total international                                               164        200         99        102        174
---------------------------------------------------------------------------------------------------------------------
Total cash basis loans                                               $737       $392       $240       $452       $744
=====================================================================================================================
Ratio of cash basis loans to total gross loans                        3.7%       1.7%       1.2%       2.8%       5.9%
=====================================================================================================================
Ratio of allowance for credit losses--loans to cash basis loans        67%       166%       291%       171%       133%
=====================================================================================================================
Renegotiated loans
  Secured by real estate                                             $ --       $ 25       $ 25       $ 37       $ 88
  Other                                                                11          1         --         --         12
---------------------------------------------------------------------------------------------------------------------
Total renegotiated loans                                             $ 11       $ 26       $ 25       $ 37       $100
=====================================================================================================================
Other real estate                                                    $ 88       $ 87       $194       $213       $259
=====================================================================================================================
Other nonperforming assets                                           $  8       $  8       $  4       $ 10       $ 66
=====================================================================================================================
Loans 90 days or more past due and still accruing interest(1)        $ --       $ --       $ --       $ --       $ 26
=====================================================================================================================

(1) Represents loans 90 days or more past due with respect to interest or principal. These loans were considered to be well secured and were in the process of collection.


20 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

      The Corporation's credit review procedures are designed to promote early identification of counterparty, country, and industry exposures that require a higher-than normal degree of scrutiny. Each quarter a review is performed by the Asset Quality Review Department and senior credit management of cash basis loans and criticized assets (i.e. those assets internally classified as Special Mention, Substandard and Doubtful). Individual borrower balances are evaluated and a charge-off of amounts deemed uncollectible is recommended. Factors considered in this evaluation include the credit quality of the counterparties, the amount and duration of the exposure, collateral values, the Corporation's ability to reduce exposure in situations of deteriorating creditworthiness and loss probabilities. Once a charge-off is taken, the remaining portion, if any, is immediately placed on a cash basis. If the collection or liquidation in full is questionable, the asset is classified as doubtful. In addition, it is generally the Corporation's policy that loans be immediately placed on a cash basis when they become 90 days past due with respect to interest or principal.

      The Corporation's total cash basis loans amounted to $737 million at December 31, 1999, an increase of $345 million, or 88 percent, from 1998, which had increased $152 million, or 63 percent, from 1997. The 1999 increase was significantly impacted by a rise in domestic commercial and industrial loans. Such increase related to certain borrowers in the manufacturing, health care and gaming sectors.

      Cash basis loans increased $345 million during 1999, primarily due to a rise in impaired loans from $418 million at December 31, 1998 to $889 million at December 31, 1999. The specific allowance related to impaired loans amounted to $268 million at December 31, 1999, an increase of $207 million from 1998 which had increased $48 million from 1997.

      An analysis of the changes in the Corporation's total cash basis loans follows:

(in millions)
Year Ended December 31,                 1999        1998        1997        1996        1995
--------------------------------------------------------------------------------------------
Balance, beginning of year             $ 392       $ 240       $ 452       $ 744       $ 996
Net transfers to cash basis loans        622         365         111          96         314
Net paydowns                             (91)        (64)       (146)       (241)       (221)
Charge-offs                              (91)       (107)        (78)        (87)       (330)
Net transfers from (to) other
  real estate                            (13)         (2)        (16)        (14)         13
Loan sales                               (19)        (24)        (47)        (38)         (1)
Transfers to Deutsche Bank*              (15)         --          --          --          --
Other                                    (48)        (16)        (36)         (8)        (27)
--------------------------------------------------------------------------------------------
Balance, end of year                   $ 737       $ 392       $ 240       $ 452       $ 744
============================================================================================

* Reflects the cash basis loans of certain legal entities transferred to Deutsche Bank on date of the transfer.

Cross-Border Outstandings

The Corporation's cross-border outstandings reflect certain additional economic and political risks beyond those associated with its domestic outstandings, such as risks arising from funds transfer restrictions and balance-of-payments issues, as well as risks arising from operating in different legal and regulatory jurisdictions.

      The following table presents the Corporation's cross-border outstandings at December 31, 1999, 1998 and 1997 for each foreign country where such outstandings exceeded .75 percent of the Corporation's total assets. The outstanding balances are presented in accordance with the reporting guidelines adopted by the Federal Financial Institutions Examination Council (FFIEC) as of March 1997.


                               Bankers Trust Corporation and its Subsidiaries 21

--------------------------------------------------------------------------------

Table 9 Cross-Border Outstandings

--------------------------------------------------------------------------------------------------------------------------------
                                                                    Governments      Banks and
                                                           % of             and           Other       Commercial
                                             Total        Total        Official       Financial              and
($ in millions)                       Outstandings       Assets    Institutions    Institutions       Industrial           Other
--------------------------------------------------------------------------------------------------------------------------------
At December 31, 1999
  Germany                                  $ 4,993         7.32%        $     1         $ 4,471          $   521         $    --
  International(1)                             516         0.76             516              --               --              --
  Cayman Islands                               315         0.46              --             271               44              --
  All other cross-border outstandings        4,067         5.97             128           1,885            1,976              78
--------------------------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings          $ 9,891        14.51%        $   645         $ 6,627          $ 2,541         $    78
================================================================================================================================
At December 31, 1998
  France                                   $ 5,600         4.21%        $   373         $ 4,639          $   588         $    --
  Germany                                    3,651         2.74             162           3,226              263              --
  United Kingdom                             3,093         2.32              47           2,218              824               4
  Japan(2)                                   2,705         2.03           1,122           1,184              399              --
  Australia                                  2,097         1.58             408           1,199              490              --
  Canada                                     1,898         1.43             649             915              331               3
  Switzerland                                1,839         1.38              --           1,754               85              --
  Netherlands                                1,778         1.34             106           1,448              224              --
  Italy                                      1,705         1.28             293             917              495              --
  All other cross-border outstandings       12,364         9.29           1,738           6,212            4,412               2
--------------------------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings          $36,730        27.60%        $ 4,898         $23,712          $ 8,111         $     9
================================================================================================================================
At December 31, 1997
  Japan(2)                                 $ 7,018         5.01%        $   935         $ 4,996          $ 1,087         $    --
  France                                     3,898         2.78               2           3,558              338              --
  Spain                                      3,520         2.51             302           2,940              278              --
  Australia                                  3,003         2.14             507           2,072              424              --
  Germany                                    2,771         1.98             281           2,295              195              --
  United Kingdom                             2,428         1.73               8           2,309              108               3
  Canada                                     2,258         1.61             579           1,251              426               2
  Switzerland                                1,919         1.37              --           1,123              796              --
  Brazil(3)                                  1,917         1.37             809             588              520              --
  Republic of Korea(4)                       1,583         1.13             186             929              468              --
  Netherlands                                1,322         0.94              --             879              443              --
  Indonesia(3)                               1,247         0.89              24             440              783              --
  Italy                                      1,110         0.79             427             432              251              --
  All other cross-border outstandings       12,572         8.97           3,208           6,408            2,905              51
--------------------------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings          $46,566        33.22%        $ 7,268         $30,220          $ 9,022         $    56
================================================================================================================================

(1) The Corporation's cross-border outstandings with International primarily consisted of revaluation gains from the marking to market of interest rate and foreign exchange contracts held for trading purposes with multilateral development banks.

(2) The Corporation's cross-border outstandings with Japan primarily consisted of trading account assets and securities available for sale which are carried at fair value. For 1997, the cross-border outstandings primarily consisted of interest-bearing deposits with banks and trading account assets carried at fair value.

(3) The Corporation's cross-border outstandings with Brazil and Indonesia primarily consisted of trading account assets carried at fair value.

(4) The Corporation's cross-border outstandings with the Republic of Korea primarily consisted of trading account assets carried at fair value and acceptances outstanding.


22 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

      The cross-border claims outstandings in Table 9 were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets (including net revaluation gains on foreign exchange and derivative products), securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable and acceptances outstanding.

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

      The amounts outstanding for each country listed in Table 9 exclude local country claims. Local country claims, as defined by the FFIEC's March 1997 reporting guidelines, include claims on residents of the same country in which the booking office is domiciled. Such claims are generally funded with borrowings that represent liabilities of that office or are hedged with foreign exchange and derivative products.

      At December 31, 1999, total cross-border commitments to borrowers or counterparties domiciled in the countries presented in Table 9 were: Germany $107 million and Cayman Islands $28 million.

      The amendments to the FFIEC's cross-border reporting guidelines as adopted in March 1997 included the addition of net revaluation gains on foreign exchange and derivative products to the definition of claims outstanding, and the elimination of the currency denomination criteria when segregating local from cross-border country claims.

      There were no cash basis loans outstanding for the countries presented in Table 9 as of December 31, 1999. The following table details the cash basis loans of the outstandings at December 31, 1998 and 1997 for those countries presented in Table 9.

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
================================================================================

      There were no cross-border renegotiated loans for the years ended December 31, 1999, 1998 and 1997.

Accounting Developments

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

Recent Developments

On March 9, 2000, Deutsche Bank AG and Dresdner Bank AG announced their intention to merge. Dresdner Bank AG is one of the largest banks in Germany.

      The merger, which the parties expect to complete by January 2001, is subject to the approval of the shareholders of Deutsche Bank AG and Dresdner Bank AG and of various authorities worldwide. The impact on the Corporation's Consolidated Financial Statements is not known at this time.


                               Bankers Trust Corporation and its Subsidiaries 23

Consolidated Statement of Income (in millions, except per share data)
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                          1999              1998          1997
---------------------------------------------------------------------------------------------------------------------
Net Interest Revenue
  Interest revenue                                                            $ 4,419           $ 8,291       $ 7,285
  Interest expense                                                              3,612             6,919         5,926
---------------------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                              807             1,372         1,359
Provision for credit losses--loans                                                (58)               40            --
---------------------------------------------------------------------------------------------------------------------
Net Interest Revenue after Provision for Credit Losses -- Loans                   865             1,332         1,359
---------------------------------------------------------------------------------------------------------------------
Noninterest Revenue
  Trading                                                                          42              (184)        1,055
  Fiduciary and funds management                                                1,017             1,108         1,059
  Corporate finance fees                                                          542             1,255         1,113
  Other fees and commissions                                                      538               817           606
  Net revenue from equity investments                                             356               302           224
  Securities available for sale gains (losses)                                    (89)              (56)          158
  Insurance premiums                                                               86               256           287
  Other                                                                         1,008               259           359
---------------------------------------------------------------------------------------------------------------------
Total noninterest revenue                                                       3,500             3,757         4,861
---------------------------------------------------------------------------------------------------------------------
Noninterest Expenses
  Salaries and commissions                                                      1,039             1,421         1,273
  Incentive compensation and employee benefits                                  1,088             1,530         1,726
  Change in control related incentive compensation and employee benefits        1,101                --            --
  Agency and other professional service fees                                      430               501           391
  Communication and data services                                                 206               252           231
  Occupancy, net                                                                  198               218           181
  Furniture and equipment                                                         221               252           224
  Travel and entertainment                                                        114               171           142
  Provision for policyholder benefits                                             114               322           333
  Other                                                                           636               499           423
  Restructuring and other related activities                                      633                --            57
---------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                      5,780             5,166         4,981
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                              (1,415)              (77)        1,239
Income taxes (benefit)                                                            188                (4)          373
---------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                             $(1,603)          $   (73)      $   866
=====================================================================================================================

Net Income (Loss) Applicable to Common Stock**                                      *           $  (105)      $   817
=====================================================================================================================

Earnings (Loss) per Common Share:
  Basic                                                                             *           $ (1.05)      $  8.15
=====================================================================================================================

  Diluted                                                                           *           $ (1.05)      $  7.66
=====================================================================================================================

Cash dividends declared per common share                                      $  1.00*          $  4.00       $  4.00
=====================================================================================================================

* Amounts for net income applicable to common stock and earnings (loss) per common share are not meaningful due to Deutsche Bank AG acquiring all of the outstanding shares of common stock of Bankers Trust Corporation on June 4, 1999. Cash dividends declared per common share of $1.00 represent dividends declared prior to June 4, 1999.

** Amounts shown are used to calculate basic earnings per common share for the year ended December 31, 1998 and 1997.

The accompanying notes are an integral part of the financial statements.


24 Bankers Trust Corporation and its Subsidiaries

Consolidated Statement of Comprehensive Income (in millions)
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Year Ended December 31,                                                1999          1998        1997
-----------------------------------------------------------------------------------------------------
Net Income (Loss)                                                   $(1,603)      $   (73)    $   866
-----------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments:
    Unrealized foreign currency translation gains (losses)
      arising during the year, net of tax*                              (17)          (36)          2
    Reclassification adjustment for realized foreign currency
      translation (gains) losses, net of tax**                          369            --          --
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the year,
      net of tax***                                                      (1)          (90)          6
    Reclassification adjustment for realized (gains) losses,
      net of tax****                                                     82            57         (95)
-----------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                 433           (69)        (87)
-----------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                         $(1,170)      $  (142)    $   779
=====================================================================================================

* Amounts are net of an income tax (benefit) expense of $(13) million, $(10) million and $76 million for the years ended December 31, 1999, 1998 and 1997, respectively.

** Realized foreign currency translation losses result from the transfer of certain foreign subsidiaries to Deutsche Bank and the sale of BTAL in 1999. Amount is net of an income tax benefit of $54 million for the year ended December 31, 1999.

*** Amounts are net of an income tax (benefit) expense of $21 million, $(12) million and $6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

**** Amounts are net of an income tax (benefit) expense of $(7) million, $1 million and $63 million for the years ended December 31, 1999, 1998 and 1997 respectively.

The accompanying notes are an integral part of the financial statements.


                               Bankers Trust Corporation and its Subsidiaries 25

Consolidated Balance Sheet ($ in millions, except par value)
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
December 31,                                                          1999           1998
-----------------------------------------------------------------------------------------
Assets
Cash and due from banks                                          $   3,212      $   2,837
Interest-bearing deposits with banks                                 4,693          2,382
Federal funds sold                                                   2,472          2,484
Securities purchased under resale agreements                         6,764         17,053
Securities borrowed                                                     --         14,709
Trading assets:
  Government securities                                              2,296          5,731
  Corporate debt securities                                          1,367          5,519
  Equity securities                                                  7,144          5,810
  Swaps, options and other derivatives                               4,807         17,376
  Other trading assets                                               3,403         11,734
-----------------------------------------------------------------------------------------
Total trading assets                                                19,017         46,170
Securities available for sale                                        3,252         12,748
Loans, net                                                          19,471         22,633
Customer receivables                                                   306          1,524
Due from customers on acceptances                                      262            232
Accounts receivable and accrued interest                             2,307          3,815
Other assets                                                         6,401          6,528
-----------------------------------------------------------------------------------------
Total                                                            $  68,157      $ 133,115
=========================================================================================

Liabilities
Noninterest-bearing deposits
  Domestic offices                                               $   2,690      $   2,784
  Foreign offices                                                    2,299          1,689
Interest-bearing deposits
  Domestic offices                                                  12,118         18,259
  Foreign offices                                                    6,362         14,602
-----------------------------------------------------------------------------------------
Total deposits                                                      23,469         37,334
Trading liabilities:
  Securities sold, not yet purchased
    Government securities                                               53          4,149
    Equity securities                                                   21          6,458
    Other trading liabilities                                            9            789
  Swaps, options and other derivatives                               5,183         15,857
-----------------------------------------------------------------------------------------
Total trading liabilities                                            5,266         27,253
Securities loaned and securities sold
under repurchase agreements                                             56         17,420
Other short-term borrowings                                         11,540         16,313
Acceptances outstanding                                                266            232
Accounts payable and accrued expenses                                3,314          5,210
Other liabilities                                                    3,462          5,234
Long-term debt not included in risk-based capital                   12,582         14,890
Long-term debt included in risk-based capital                        2,424          3,113
Mandatorily redeemable capital securities
  of subsidiary trusts holding solely junior
  subordinated deferrable interest debentures
  included in risk-based capital                                     1,428          1,420
-----------------------------------------------------------------------------------------
Total liabilities                                                   63,807        128,419
=========================================================================================
Commitments and contingent liabilities (Notes 7, 24 and 30)

Stockholders' Equity
Preferred stock                                                        376            394
Common stock, $1 par value
  Authorized: 1999, 200 shares;
              1998, 300,000,000 shares
  Issued: 1999, 1 share;
          1998, 105,380,175 shares                                      --            105
Capital surplus                                                      2,318          1,613
Retained earnings                                                    1,686          3,504
Common stock in treasury, at cost: 1999, 0 shares;
                                   1998, 9,666,055 shares               --         (1,056)
Other stockholders' equity                                              --            599
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities
    available for sale, net of taxes                                    16            (65)
  Foreign currency translation, net of taxes                           (46)          (398)
-----------------------------------------------------------------------------------------
Total stockholders' equity                                           4,350          4,696
-----------------------------------------------------------------------------------------
Total                                                            $  68,157      $ 133,115
=========================================================================================

The accompanying notes are an integral part of the financial statements.


26 Bankers Trust Corporation and its Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (in millions)
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Year Ended December 31,                                           1999          1998               1997
-------------------------------------------------------------------------------------------------------
Preferred Stock
Balance, beginning of year                                     $   394       $   658            $   810
Preferred stock issued                                              --            --                  1
Preferred stock repurchased                                        (18)          (16)                (8)
Preferred stock redeemed                                            --          (248)              (145)
-------------------------------------------------------------------------------------------------------
Balance, end of year                                               376           394                658
-------------------------------------------------------------------------------------------------------
Common Stock
Balance, beginning of year                                         105           105                104
Retirement of common stock                                        (105)           --                 --
Issuance of common stock*                                           --            --                  1
-------------------------------------------------------------------------------------------------------
Balance, end of year                                                --           105                105
-------------------------------------------------------------------------------------------------------
Capital Surplus
Balance, beginning of year                                       1,613         1,563              1,437
Issuance of common stock                                            --            --                 59
Repurchase and retirement of common stock                           --            --                 (6)
Common stock distributed under employee benefit plans                4            50                 73
Capital transactions related to change in control                 (699)           --                 --
Capital contribution from parent                                 1,400            --                 --
-------------------------------------------------------------------------------------------------------
Balance, end of year                                             2,318         1,613              1,563
-------------------------------------------------------------------------------------------------------
Retained Earnings
Balance, beginning of year                                       3,504         4,202              3,988
Net income (loss)                                               (1,603)          (73)               866
Cash dividends declared
  Preferred stock                                                  (22)          (35)               (50)
  Common stock                                                     (98)         (384)              (366)
Treasury stock distributed under employee benefit plans            (95)         (206)              (236)
-------------------------------------------------------------------------------------------------------
Balance, end of year                                             1,686         3,504              4,202
-------------------------------------------------------------------------------------------------------
Common Stock in Treasury, at cost
Balance, beginning of year                                      (1,056)         (889)              (372)
Purchases of stock                                                 (71)         (618)            (1,038)
Treasury stock distributed under employee benefit plans            322           451                521
Capital transactions related to change in control                  805            --                 --
-------------------------------------------------------------------------------------------------------
Balance, end of year                                                --        (1,056)              (889)
-------------------------------------------------------------------------------------------------------
Common Stock Issuable -- Stock Awards
Balance, beginning of year                                         817           901                526
Deferred stock awards granted, net                                 557            54                401
Deferred stock distributed                                        (216)         (138)               (26)
Capital transactions related to change in control               (1,158)           --                 --
-------------------------------------------------------------------------------------------------------
Balance, end of year                                                --           817                901
-------------------------------------------------------------------------------------------------------
Deferred Compensation -- Stock Awards
Balance, beginning of year                                        (218)         (438)              (308)
Deferred stock awards granted, net                                (556)          (55)              (404)
Amortization of deferred compensation, net                         749           275                274
Other                                                               25            --                 --
-------------------------------------------------------------------------------------------------------
Balance, end of year                                                --          (218)              (438)
-------------------------------------------------------------------------------------------------------
Cumulative Translation Adjustments
Balance, beginning of year                                        (398)         (362)              (364)
Translation adjustments/entity transfers and sales                 393           (46)                78
Income taxes                                                       (41)           10                (76)
-------------------------------------------------------------------------------------------------------
Balance, end of year                                               (46)         (398)              (362)
-------------------------------------------------------------------------------------------------------
Securities Valuation Allowance
Balance, beginning of year                                         (65)          (32)                57
Change in unrealized net gains (losses), after applicable
income taxes and minority interest                                  81           (33)               (89)
-------------------------------------------------------------------------------------------------------
Balance, end of year                                                16           (65)               (32)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity, end of year                        $ 4,350       $ 4,696            $ 5,708
=======================================================================================================

*1999: 1 share, $1 par value.

The accompanying notes are an integral part of the financial statements.


                               Bankers Trust Corporation and its Subsidiaries 27

Consolidated Statement of Cash Flows (in millions)

------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                     1999           1998           1997
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                                                       $ (1,603)      $    (73)      $    866
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Provision for credit losses--loans                                                         (58)            40             --
  Provision for credit losses--other                                                           6              5             --
  Provision for policyholder benefits                                                        114            322            333
  Restructuring and other related activities                                                 633             --             57
  Deferred income taxes, net                                                                (395)          (276)          (272)
  Depreciation and other amortization and accretion                                          879            379            415
  Other, net                                                                                 153             13            (61)
  Gain on sale of Bankers Trust Australia Limited                                           (779)            --             --
------------------------------------------------------------------------------------------------------------------------------
    Earnings adjusted for noncash charges, credits and other items                        (1,050)           410          1,338
Net change in:
  Trading assets                                                                         (14,995)         8,554         (8,825)
  Trading liabilities                                                                     20,602            245          4,525
  Receivables and payables from securities transactions                                      875           (528)           477
  Customer receivables                                                                    (1,110)            23            (18)
  Other operating assets and liabilities, net                                                 42         (1,724)           (79)
Securities available for sale losses (gains)                                                  89             56           (158)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                        4,453          7,036         (2,740)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Net change in:
  Interest-bearing deposits with banks                                                    (3,764)         1,886         (2,171)
  Federal funds sold                                                                         (39)        (1,102)           302
  Securities purchased under resale agreements                                            (4,268)         2,110         (1,197)
  Securities borrowed                                                                     (8,716)         2,042            254
  Loans                                                                                       89         (1,906)        (4,637)
Securities available for sale:
  Purchases                                                                               (6,190)       (22,041)        (6,430)
  Maturities and other redemptions                                                         1,024          2,794          3,845
  Sales and other transfers to affiliates                                                  8,412         15,102          1,511
Acquisitions of premises and equipment                                                      (102)          (447)          (237)
Other, net                                                                                  (501)         1,183            911
Proceeds from transfer of legal entities                                                   3,062             --             --
Proceeds from sale of Bankers Trust Australia Limited                                      1,313             --             --
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (9,680)          (379)        (7,849)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net change in:
  Deposits                                                                                (6,284)        (5,474)        12,651
  Securities loaned and securities sold under repurchase agreements                       12,465           (277)        (5,399)
  Other short-term borrowings                                                             (1,886)        (2,879)         1,125
Issuances of long-term debt*                                                               4,966          7,746          9,645
Repayments of long-term debt**                                                            (4,791)        (3,973)        (5,188)
Issuances of common stock                                                                     --             --             48
Repurchase and retirement of common stock                                                     --             --             (6)
Issuance of preferred stock of subsidiary                                                     --            304             --
Redemptions of preferred stock of subsidiary                                                  --           (304)          (250)
Redemptions and repurchases of preferred stock                                               (18)          (264)          (152)
Purchases of treasury stock                                                                  (71)          (618)        (1,038)
Cash dividends paid                                                                         (216)          (421)          (397)
Capital contribution from parent                                                           1,400             --             --
Other, net                                                                                    18            128            248
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                        5,583         (6,032)        11,287
------------------------------------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                                   19             24            (78)
------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Due from Banks                                                      375            649            620
Cash and due from banks, beginning of year                                                 2,837          2,188          1,568
------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of year                                                    $  3,212       $  2,837       $  2,188
==============================================================================================================================
Interest paid                                                                           $  4,730       $  6,868       $  5,515
==============================================================================================================================
Income taxes paid, net                                                                  $     39       $     76       $    260
==============================================================================================================================
Noncash investing activities:
  Transfer of legal entity in exchange for shares in affiliate                          $    852       $     --       $     --
  Conversions of loans to other real estate and assets acquired in credit workouts            21              6             64
  Exchanges of Chilean government bonds for annuity contracts                                  9              9             57
------------------------------------------------------------------------------------------------------------------------------
Total noncash investing activities                                                      $    882       $     15       $    121
==============================================================================================================================
Noncash financing activity: conversion of debt to equity                                $     --       $     15       $     63
==============================================================================================================================

* Includes $739 million for the year ended December 31, 1997 related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital.

** Includes $57 million for the year ended December 31, 1998, related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital.

The accompanying notes are an integral part of the financial statements.


28 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1 -- Acquisition by Deutsche Bank AG

Change of Control

On June 4, 1999, the change-of-control ("COC") date, pursuant to an agreement dated as of November 30, 1998, between Deutsche Bank AG ("Deutsche Bank") and Bankers Trust Corporation ("Bankers Trust"), Deutsche Bank, through its U.S. holding corporation, Taunus Corporation ("Taunus"), acquired all of the outstanding shares of common stock of Bankers Trust from its shareholders at a price of $93.00 per share (the "Acquisition"). Deutsche Bank accounted for the Acquisition as a purchase. No purchase accounting adjustments were pushed down to Bankers Trust.

      On June 4, 1999, all Bankers Trust employee deferred compensation amounts vested in full. Employer contributions to individual employee retirement accounts also vested. In addition, all bonus- eligible employees on the date of COC became entitled to a pro rata bonus which was paid in cash on July 2, 1999 for that portion of the 1999 performance year ending on the COC date. The pro rata bonus was based on the greater of an employee's total (cash and deferred stock) 1998 performance bonus or the employee's average total 1996, 1997 and 1998 performance bonus awards.

      In conjunction with the Acquisition, during the second quarter of 1999 Bankers Trust Corporation together with its subsidiaries (the "Corporation" or the "Firm") incurred pre-tax charges of approximately $1.1 billion in COC-related costs, principally due to the aforementioned vesting of all employee deferred compensation amounts and related pro-rata bonus awards as well as a pre-tax restructuring charge of $459 million. Also, in connection with the Acquisition, the Corporation incurred other charges reflecting a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, a change in certain pricing methodologies in order to conform to those of Deutsche Bank, and the transfer of certain available for sale securities to Deutsche Bank related entities based on changes in management responsibility. These one-time charges are included in Deutsche Bank's consolidated financial statements as of June 30, 1999 as part of the goodwill associated with the Acquisition. The goodwill is being amortized over 15 years.

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

      On August 31, 1999, the Corporation completed the sale of Bankers Trust Australia Limited ("BTAL"), a wholly-owned subsidiary, to the Principal Financial Group for a price of approximately $1.3 billion. Prior to the sale, BTAL remitted to the Corporation a dividend for accumulated retained earnings that included proceeds from BTAL's sale of its investment banking division to Macquarie Bank. The Corporation also received cash for the assumption of certain BTAL long-term debt. In addition, according to the sale agreement, the Corporation is entitled to receive an additional payment. The amount and timing of such payment is not known at this time. When such payment is received, it will be reflected in the Corporation's results of operations. The Corporation recognized a pre-tax gain of approximately $779 million in the third quarter of 1999 on the sale of BTAL.

      In connection with the Acquisition and in addition to the foregoing transactions, the Corporation has and will continue to transfer certain entities and financial assets and liabilities to Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer. In addition, the Corporation's money market related funding activities, which are short-term in nature, are expected to be significantly reduced over time.

      Because of the significant business and net financial asset transfers to Deutsche Bank entities, the aforementioned other charges reflecting changes in management intent and responsibility and the sale of BTAL, the Corporation's historical financial statements are not fully comparable for all periods presented.

      Prior to the Acquisition, the Corporation was a global financial institution, providing products and services to its clients worldwide. Subsequent to the Acquisition and associated reorganization activities, the Corporation and its subsidiaries conduct their business primarily in the Americas, focusing their activities principally in the asset management, lending, institutional services, private equity, and private banking businesses.

Capital Contribution

In conjunction with the Acquisition and to strengthen the Corporation's capital base, Deutsche Bank made a capital contri bution of $1.4 billion in the second quarter of 1999.

Note 2 -- Significant Accounting Policies

On September 1, 1997, Alex. Brown Incorporated ("Alex. Brown") was merged into a wholly-owned subsidiary of Bankers Trust Corporation. The merger was accounted for as a pooling-of-interests, and accordingly, the information included in the financial statements presents the combined results of Alex. Brown and the Corporation prior to the transfer of BTAB to DBSI on June 5, 1999.

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


                               Bankers Trust Corporation and its Subsidiaries 29

--------------------------------------------------------------------------------

and expenses during the reporting period. Actual results could differ from management's estimates. The following is a description of the significant accounting policies of the Corporation.

Principles of Consolidation

The consolidated financial statements of the Corporation include Bankers Trust, Bankers Trust Company and its subsidiaries ("BTCo") and all other significant, majority-owned subsidiaries, after elimination of material intercompany transactions and accounts. Investments in other companies over which the Corpo ration has significant influence are accounted for using the equity method of accounting. These investments are reported in other assets and the related equity income or loss, as well as disposition gains and losses, is included in noninterest revenue. Investments within designated Small Business Investment Company subsidiaries are carried at fair value. Changes in fair value are included in noninterest revenue.

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

Resale and Repurchase Agreements

Resale and repurchase agreements are generally treated as collateralized financings and are carried at the amount of cash disbursed or received. The Corporation offsets resale and repurchase agreements which meet the applicable netting criteria.

      Generally, the party disbursing the cash takes possession of the securities serving as collateral for the financing. Securities purchased under resale agreements consist primarily of U.S. government and federal agency securities and OECD country sovereign bonds.

      The Corporation monitors the fair value of the securities received or sent. For securities purchased under resale agreements, the Corporation requests additional securities or the return of a portion of the cash disbursed when appropriate in response to a decline in the market value of the securities received. Similarly, the return of excess securities or additional cash is requested when appropriate in response to an increase in the market value of securities sold under repurchase agreements.

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

      Realized gains and losses on terminated hedges where the underlying hedged items are still outstanding are deferred and amortized to net interest revenue over the remaining term of the hedge or hedged item, whichever is shorter. Any time the underlying item is also terminated, the remaining deferred amounts related to the


30 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

terminated hedge are recognized and reported consistently with the realized gain or loss on the underlying item.

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

      Assets acquired in credit work-outs, including real estate, are recorded at the lower of fair value less costs to sell or the recorded investment in the related loan and are classified as other assets. Any excess of the recorded investment in the loan over the fair value of the asset acquired is charged against the allowance for credit losses-loans.

Allowance For Credit Losses

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

      To allow management to determine the appropriate level of the allowance for credit losses-loans, all significant counterparty relationships are reviewed periodically, as are loans under special supervision, such as criticized, cash basis and renegotiated loans. This management process results in three components of the overall allowance for credit losses-loans: a specific allowance component, a country risk component and an expected loss component. The specific allowance component is the amount required for impaired loans as calculated under SFAS 114, "Accounting by Creditors for Impairment of a Loan." The country risk component is the amount provided for exposures in countries experiencing financial stress, excluding those exposures already identified and evaluated as impaired loans. The expected loss component is an estimate of the remaining probable losses inherent in the loan portfolio. This component is determined by using a statistical model that utilizes a loan-type, risk-rated stratified approach. Loss factors are derived by analyzing historical charge-offs and recent economic events and applied to categories of loans by type and risk rating.

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

Stock-Based Compensation

Prior to the Acquisition, the Corporation accounted for its stock option awards under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Corporation


                               Bankers Trust Corporation and its Subsidiaries 31

--------------------------------------------------------------------------------

made pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied under SFAS 123, "Accounting for Stock-Based Compensation." On the COC date, all outstanding stock options were settled in cash equaling a price of $93.00 per option less the exercise price.

      Prior to the Acquisition, the Corporation also recorded its obli gations under outstanding deferred stock awards in stockholders' equity as common stock issuable-stock awards. The related deferred compensation was also included in stockholders' equity. These classifications were based upon the Corporation's intent to settle these awards with its common stock. On the COC date, all outstanding awards were settled in cash.

Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Corporation's cash and cash equivalents are cash and due from banks. Net cash flows from instruments such as futures, forwards, options and swaps used to hedge assets or liabilities are classified as cash flows from operating activities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

Note 3 -- Trading Assets and Trading Liabilities

The components of these accounts, which are carried at fair value, were as follows:

(in millions) December 31,                                     1999         1998
--------------------------------------------------------------------------------
Trading assets
U.S. government and agency securities                       $ 2,101      $   686
Obligations of U.S. states and political subdivisions            81          246
Foreign government securities                                   114        4,799
Corporate debt securities                                     1,367        5,519
Equity securities                                             7,144        5,810
Swaps, options and other derivative contracts(1)              4,807       17,376
Bankers acceptances and certificates of deposit                  53        2,844
Other                                                         3,350        8,890
--------------------------------------------------------------------------------
Total trading assets                                        $19,017      $46,170
================================================================================
Trading liabilities
Securities sold, not yet purchased
  U.S. government and agency securities                     $    53      $ 1,504
  Foreign government securities                                  --        2,616
  Equity securities                                              21        6,458
  Other                                                           9          818
Swaps, options and other derivative contracts(1)              5,183       15,857
--------------------------------------------------------------------------------
Total trading liabilities                                   $ 5,266      $27,253
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

Note 4 -- Securities Available for Sale

The fair value, amortized cost, and gross unrealized holding gains and losses for the Corporation's securities available for sale follow:

(in millions) December 31,                             1999                                            1998
------------------------------------------------------------------------------------------------------------------------------
                                                       Gross                                           Gross
                                                 Unrealized Holding                              Unrealized Holding
                                          Fair   ------------------   Amortized        Fair      ------------------  Amortized
                                         Value    Gains    (Losses)        Cost       Value      Gains     (Losses)       Cost
------------------------------------------------------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies         $   348  $    --    $    (9)     $   357     $ 1,431    $    14     $   (11)    $ 1,428
  States of the U.S. and
    political subdivisions                  16       --         --           16       1,770         91         (72)      1,751
  Asset-backed                               5       --         --            5         107          8          (1)        100
  Certificates of deposit                   --       --         --           --         108          1          --         107
  Foreign governments                      480       --         --          480       3,182         23        (114)      3,273
  Corporate debt                         2,226       --         (1)       2,227       2,431          6         (81)      2,506
  Mortgage-backed                           94       --         (2)          96       3,125         52         (69)      3,142
Equity securities                           83       45         (8)          46         594         69         (71)        596
------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale    $ 3,252  $    45    $   (20)     $ 3,227     $12,748    $   264     $  (419)    $12,903
==============================================================================================================================

(in millions) December 31,                                   1997
--------------------------------------------------------------------------------------
                                                             Gross
                                                       Unrealized Holding
                                            Fair       ------------------    Amortized
                                           Value       Gains     (Losses)         Cost
--------------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies           $   525     $     3     $    --       $   522
  States of the U.S. and
    political subdivisions                 1,392          78         (50)        1,364
  Asset-backed                               156          --          --           156
  Certificates of deposit                    135          --          --           135
  Foreign governments                      2,122           5         (46)        2,163
  Corporate debt                           3,135           1         (61)        3,195
  Mortgage-backed                            113          --          --           113
Equity securities                            503          41         (18)          480
--------------------------------------------------------------------------------------
Total securities available for sale      $ 8,081     $   128     $  (175)      $ 8,128
======================================================================================

      There were no securities of any individual issuer included in securities available for sale that exceeded 10 percent of the Corporation's total stockholders' equity at December 31, 1999.

      The components of securities available for sale gains (losses) as reported in the consolidated statement of income follow:

(in millions) Year Ended December 31,                 1999      1998       1997
--------------------------------------------------------------------------------
Debt securities--gross realized gains                $  81     $ 163      $  53
Debt securities--gross realized losses                (234)     (248)       (18)
Equity securities--net realized gains                   64        29        123
--------------------------------------------------------------------------------
Total securities available for sale gains (losses)   $ (89)    $ (56)     $ 158
================================================================================


32 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

The following table shows the fair value, remaining maturities, approximate weighted-average yields (based on amortized cost) and total amortized cost by maturity distribution of the debt components of the Corporation's securities available for sale at December 31, 1999.

                              Maturity Distribution

----------------------------------------------------------------------------------------------------------------------
                                                             After One            After Five
                                       Within                But Within           But Within              After
                                      One Year               Five Years           Ten Years             Ten Years
----------------------------------------------------------------------------------------------------------------------
($ in millions)                   Amount     Yield       Amount     Yield     Amount      Yield     Amount     Yield
----------------------------------------------------------------------------------------------------------------------
U.S. government and agencies        $ 42      8.49%        $126      5.09%    $  180       3.64%    $   --         --%
States of the U.S. and political
  subdivisions                         8      6.28           --        --          6        5.5          2       37.6
Asset-backed securities               --        --            5      2.45         --         --         --         --
Certificates of deposit               --        --           --        --         --         --         --         --
Foreign government securities        182     14.88          298      3.24         --         --         --         --
Corporate debt securities            181      3.65          901      7.31      1,120       5.16         24      14.88
Mortgage-backed securities            --        --           --        --         72       5.86         12      12.76
----------------------------------------------------------------------------------------------------------------------
Total fair value                    $413                 $1,330               $1,378                $   38
========================================                 ======               ======                ======

Total amortized cost                $416                 $1,336               $1,380                $   39
========================================                 ======               ======                ======

--------------------------------------------------------------------------

                                       Mortgage-
                                        Backed               Total
--------------------------------------------------------------------------
($ in millions)                   Amount      Yield     Amount     Yield
--------------------------------------------------------------------------
U.S. government and agencies      $   --         --%    $  348       4.70%
States of the U.S. and political
  subdivisions                        --         --         16      10.18
Asset-backed securities               --         --          5       2.45
Certificates of deposit               --         --         --         --
Foreign government securities         --         --        480       7.64
Corporate debt securities             --         --      2,226       6.02
Mortgage-backed securities            10      16.90         94       7.94
--------------------------------------------------------------------------
Total fair value                  $   10                $3,169
================================  ======                ======
Total amortized cost              $   10                $3,181
================================  ======                ======

Note 5 -- Loans

The following table summarizes the composition of loans at the end of each of the last five years:

---------------------------------------------------------------------------------------------------------------------------------
($ in millions) December 31,             1999                1998               1997                 1996                1995
---------------------------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial     $ 8,125        40%   $ 6,448       27%  $ 4,244      21%     $ 3,422      21%     $ 2,520      20%
  Financial institutions          2,788        14      2,441       10     2,148      11        1,631      10        1,778      14
  Real estate
     Construction                   128         1        134        1       108       1          133       1          154       1
     Mortgage                     1,343         6      1,315        6     2,088      10        1,562      10        1,276      10
  Other                           4,028        20      3,558       15     1,427       7        1,436       9        1,490      11
---------------------------------------------------------------------------------------------------------------------------------
Total domestic                   16,412        81     13,896       59    10,015      50        8,184      51        7,218      56
---------------------------------------------------------------------------------------------------------------------------------
International
  Governments and official
     institutions                   120         1        190        1       252       1          237       1          227       2
  Banks and other financial
    institutions                    690         3      3,599       15     3,175      16        3,482      22        1,543      13
  Commercial and industrial       1,765         9      3,931       17     4,931      25        2,759      17        1,934      15
  Real estate
     Construction                    --        --         71       --        --      --           --      --            2      --
     Mortgage                        31        --         95       --       195       1          130       1          176       1
  Other                           1,167         6      1,813        8     1,402       7        1,290       8        1,701      13
---------------------------------------------------------------------------------------------------------------------------------
Total international               3,773        19      9,699       41     9,955      50        7,898      49        5,583      44
---------------------------------------------------------------------------------------------------------------------------------
Gross loans                      20,185       100%    23,595      100%   19,970     100%      16,082     100%      12,801     100%
                                              ===                 ===               ===                  ===                  ===
Less: unearned income               223                  310                165                  202                  120
---------------------------------------              -------            -------              -------              -------
Total loans                     $19,962              $23,285            $19,805              $15,880              $12,681
=======================================              =======            =======              =======              =======

      On a global basis, the commercial and industrial category and the "other" category included no single industry group with aggregate borrowings from the Corporation in excess of 10 percent of the total loan portfolio at December 31, 1999.


                               Bankers Trust Corporation and its Subsidiaries 33

--------------------------------------------------------------------------------

      Certain contractual maturity information for the Corporation's loans at December 31, 1999, excluding 1-4 family mortgages, installment loans and lease financing is summarized below. Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                 Remaining Maturity
--------------------------------------------------------------------------------
                                     Within    After One       After
                                        One   But Within        Five
(in millions)                          Year   Five Years       Years       Total
--------------------------------------------------------------------------------
Domestic
  Commercial and industrial          $  955       $4,707      $2,463     $ 8,125
  Financial institutions              2,411          347          30       2,788
  Real estate
    Construction                         58           70          --         128
    Mortgage                            238          836          63       1,137
  Other                               1,961          883          87       2,931
--------------------------------------------------------------------------------
Total domestic                        5,623        6,843       2,643      15,109
International                         2,231          699          68       2,998
--------------------------------------------------------------------------------
Total                                $7,854       $7,542      $2,711     $18,107
================================================================================
Loans due after one year
  With predetermined interest rates               $  249      $  351
====================================================================
  With floating or adjustable
    interest rates                                $7,293      $2,360
====================================================================

Cash Basis Loans and Renegotiated Loans

The Corporation's cash basis loans and renegotiated loans are summarized as follows:

(in millions) December 31,                                 1999             1998
--------------------------------------------------------------------------------
Cash basis loans
  Domestic                                                 $573             $192
  International                                             164              200
--------------------------------------------------------------------------------
Total cash basis loans                                     $737             $392
================================================================================
Renegotiated loans
  Domestic                                                 $ 11             $ 25
  International                                              --                1
--------------------------------------------------------------------------------
Total renegotiated loans                                   $ 11             $ 26
================================================================================

      At December 31, 1999 and 1998, borrowers on a cash basis or renegotiated status had undrawn commitments with the Corporation of $38 million and $39 million, respectively. Such 1999 amounts, if drawn, will be classified as cash basis or renegotiated.

      The following table sets forth the approximate effect on interest revenue of cash basis loans and renegotiated loans. This disclosure reflects the interest on loans that were carried on the balance sheet and classified as either cash basis or renegotiated at December 31 of each year. The rates used in determining the gross amount of interest that would have been recorded at the original rate were not necessarily representative of current market rates.

(in millions) Year Ended December 31,                 1999       1998       1997
--------------------------------------------------------------------------------
Domestic loans
  Gross amount of interest that would
     have been recorded at original rate               $27        $16        $16
  Less, interest, net of reversals,
     recognized in interest revenue                     18          8          3
--------------------------------------------------------------------------------
Reduction of interest revenue                            9          8         13
--------------------------------------------------------------------------------
International loans
  Gross amount of interest that would
     have been recorded at original rate                 3         16          5
  Less, interest, net of reversals,
     recognized in interest revenue                      1         11         --
--------------------------------------------------------------------------------
Reduction of interest revenue                            2          5          5
--------------------------------------------------------------------------------
Total reduction of interest revenue                    $11        $13        $18
================================================================================

      At December 31, 1999 and 1998, the recorded investment in loans that was considered to be impaired under SFAS 114 was $889 million and $418 million, respectively. Included in these amounts were $718 million and $295 million of loans that required a valuation allowance of $268 million and $61 million at those same dates, respectively. The average recorded investment in impaired loans during the years ended December 31, 1999 and December 31, 1998 was approximately $502 million and $295 million, respectively. For the years ended December 31, 1999, 1998 and 1997, the Corporation recognized interest income on impaired loans of $12 million, $19 million and $3 million, respectively.


34 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Note 6 -- Allowances for Credit Losses

An analysis of the changes in the Corporation's allowances for credit losses follows:

(in millions) Year Ended December 31,              1999         1998        1997
--------------------------------------------------------------------------------
Loans
Balance, beginning of year                        $ 652        $ 699       $ 773
Provision for credit losses                         (58)          40          --
Allowance related to BTAL and
  transferred entities*                             (39)          --          --
Reclassification                                     --           --         (57)
Allowance related to acquisition                     --           --          17
Net charge-offs
  Charge-offs                                        91          107          78
  Recoveries                                         27           20          44
--------------------------------------------------------------------------------
Total net charge-offs                                64           87          34
--------------------------------------------------------------------------------
Balance, end of year                              $ 491        $ 652       $ 699
================================================================================

Other liabilities
Balance, beginning of year                        $  18        $  13       $  10
Provision for credit losses                           6            5          --
Reclassification                                     --           --           3
--------------------------------------------------------------------------------
Balance, end of year                              $  24        $  18       $  13
================================================================================

* Reflects the allowance for credit losses of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses--loans of BTAL on the date of sale.

Note 7 -- Premises and Equipment; Leases

An analysis of premises and equipment follows:

(in millions) December 31,                                    1999          1998
--------------------------------------------------------------------------------
Land                                                        $   71        $   85
Buildings                                                      265           338
Leasehold improvements                                         330           416
Furniture and equipment                                        816         1,389
Construction-in-progress                                        21            36
--------------------------------------------------------------------------------
Total                                                        1,503         2,264
Less accumulated depreciation and amortization                 842         1,131
--------------------------------------------------------------------------------
Net book value                                              $  661        $1,133
================================================================================

      The Corporation is a lessee under lease agreements covering real property and equipment. The future minimum lease payments required under the Corporation's noncancelable operating leases at the end of 1999 were as follows:

(in millions) Year Ended December 31,
--------------------------------------------------------------------------------
2000                                                                        $ 47
2001                                                                          46
2002                                                                          40
2003                                                                          37
2004                                                                          36
2005 and later                                                               222
--------------------------------------------------------------------------------
Total minimum lease payments                                                 428
Less minimum noncancelable sublease rentals                                    4
--------------------------------------------------------------------------------
Net minimum lease payments                                                  $424
================================================================================

      The following shows the net rental expense for all operating leases:

(in millions) Year Ended December 31,               1999        1998        1997
--------------------------------------------------------------------------------
Gross rental expense                                $124        $131        $107
Less sublease rental income                            6           4           3
--------------------------------------------------------------------------------
Net rental expense                                  $118        $127        $104
================================================================================

Note 8 -- Securities Loaned and Securities Sold Under Repurchase Agreements and Other Short-term Borrowings

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

      The details of these borrowings for the years 1999, 1998 and 1997 are presented below:

($ in millions)                                  1999         1998         1997
--------------------------------------------------------------------------------
Securities loaned and securities sold
  under repurchase agreements
Balance at year end                           $    56      $17,420      $17,896
Average amount outstanding                      8,261       28,732       23,897
Maximum amount outstanding at
  any month end                                23,383       37,140       27,878
Average interest rate for the year               6.52%        6.60%        5.91%
Average interest rate on year-end balance        6.89%        5.06%        5.30%
Federal funds purchased
Balance at year end                           $ 5,270      $ 3,686      $ 3,260
Average amount outstanding                      3,226        3,840        4,097
Maximum amount outstanding at
  any month end                                 5,968       10,036        8,444
Average interest rate for the year               4.48%        4.83%        5.03%
Average interest rate on year-end balance        3.45%        3.90%        5.42%
Commercial paper
Balance at year end                               $--      $ 5,110      $ 8,733
Average amount outstanding                      3,615        9,708        8,881
Maximum amount outstanding at
  any month end                                 9,458       15,293        9,584
Average interest rate for the year               6.98%        5.98%        5.79%
Average interest rate on year-end balance          --%        5.41%        5.94%
Other
Balance at year end                           $ 6,270      $ 7,517      $ 7,584
Average amount outstanding                      6,044        8,049        7,190
Maximum amount outstanding at
  any month end                                 8,854        8,885        8,249
Average interest rate for the year               6.61%        6.97%        6.58%
Average interest rate on year-end balance        9.74%        5.54%        5.93%
================================================================================


                               Bankers Trust Corporation and its Subsidiaries 35

--------------------------------------------------------------------------------

Note 9 -- Long-Term Debt

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

      Long-term debt included in risk-based capital and other long-term debt are summarized as follows, based on the contractual terms of each issue:

Long-term debt included in risk-based capital

                                                          Dec. 31,    Dec. 31,
                        Subordinated      Subordinated        1999        1998
(in millions)             Fixed Rate     Floating Rate       Total       Total
--------------------------------------------------------------------------------
Bankers Trust
Due in 1999                  $    --           $    --     $    --     $   147
Due in 2000                      197                --         197         196
Due in 2001                      214                --         214         212
Due in 2002                      617                80         697         693
Due in 2003                      102               194         296         296
Due in 2004                       16                25          41          42
Due in 2005-2009                 760                71         831         830
Thereafter                       886                --         886         886
--------------------------------------------------------------------------------
Total                        $ 2,792           $   370     $ 3,162     $ 3,302
--------------------------------------------------------------------------------
BTCo
Due in 1999                  $    --           $    --     $    --     $     9
Due in 2000                        9                --           9           8
Due in 2001                        9                --           9           8
Due in 2002                        8                --           8           7
Due in 2003                        7                --           7           7
Due in 2004                        7                --           7           6
Due in 2005-2009                  11               247         258         359
Thereafter                        --                --          --          --
--------------------------------------------------------------------------------
Total                        $    51           $   247     $   298     $   404
--------------------------------------------------------------------------------
Other
Due in 1999                  $    --           $    --     $    --     $   200
Due in 2000                       --                --          --         200
--------------------------------------------------------------------------------
Total                        $    --           $    --     $    --     $   400
--------------------------------------------------------------------------------
Total long-term debt                                       $ 3,460     $ 4,106
--------------------------------------------------------------------------------
Less: Amortization for risk-based capital purposes        (1,036)         (882)
--------------------------------------------------------------------------------
Less: Subordinated debt in excess of risk-based
 capital limitations                                          --          (111)
--------------------------------------------------------------------------------
Total long-term debt included in risk-based capital      $ 2,424       $ 3,113
================================================================================

Long-term debt not included in risk-based capital

                                    Senior       Senior     Dec. 31,    Dec. 31,
                                     Fixed     Floating         1999        1998
(in millions)                         Rate         Rate        Total       Total
--------------------------------------------------------------------------------
Bankers Trust
Due in 1999                        $    --      $    --      $    --     $   836
Due in 2000                            194          542          736         737
Due in 2001                            250          868        1,118       1,128
Due in 2002                             --          555          555         564
Due in 2003                             --          499          499         663
Due in 2004                             --            7            7           7
Due in 2005-2009                       113          443          556         691
Thereafter                              --           --           --          --
--------------------------------------------------------------------------------
Total                              $   557      $ 2,914      $ 3,471     $ 4,626
--------------------------------------------------------------------------------
BTCo
Due in 1999                        $    --      $    --      $    --     $ 1,805
Due in 2000                            466          647        1,113       1,113
Due in 2001                              6          533          539         659
Due in 2002                            729          528        1,257         722
Due in 2003                             36           --           36         103
Due in 2004                              2            8           10         380
Due in 2005-2009                        50           --           50       1,636
Thereafter                               3            8           11           8
--------------------------------------------------------------------------------
Total                              $ 1,292      $ 1,724      $ 3,016     $ 6,426
--------------------------------------------------------------------------------
Other
Other (fixed rate)                                           $   828     $    21
Other (floating rate)                                          4,231       2,824
--------------------------------------------------------------------------------
Total long-term debt                                         $11,546     $13,897
Add: Amortization for risk-based capital purposes              1,036         882
Add: Subordinated debt in excess of risk-based
 capital limitations                                              --         111
--------------------------------------------------------------------------------
Total long-term debt not included in risk-based capital      $12,582     $14,890
================================================================================

      Based solely on the contractual terms of the debt issues, at December 31, 1999 and 1998 the Corporation's total fixed rate long-term debt had a weighted-average interest rate of 6.41 percent and 6.98 percent, respectively.

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

      The weighted-average effective interest rates for total long-term debt, including the effects of the related swap agreements, were 5.38 percent and 5.06 percent at December 31, 1999 and 1998, respectively.

      At December 31, 1999 and 1998, certain subsidiaries of Bankers Trust Company had outstanding $1.2 billion and $3.54 billion, respectively of mandatory redeemable preference securities included in the table above which are not included in risk-based capital. Maturities at December 31, 1999 range from April 2000 to May 2002 and maturities at December 31, 1998 ranged from February 1999 to December 2005. Additionally, a subsidiary of the Corporation, had outstanding $1.83 billion of mandatory redeemable


36 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

preference securities included in the table above which are not included in risk-based capital. These securities mature in December 2003.

Note 10-- Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures Included in Risk-Based Capital ("Trust Preferred Capital Securities")

The trust preferred capital securities are issued by trusts all of whose outstanding common securities are owned by either Bankers Trust or BTCo. The trust preferred capital securities represent preferred undivided beneficial interests in the assets of the trusts. The trusts exist for the sole purpose of issuing the trust preferred capital securities and investing the proceeds thereof in junior subordinated deferrable interest debentures issued by Bankers Trust or BTCo, as applicable (the "debentures"). The debentures are unsecured and subordinated to all senior indebtedness of Bankers Trust or BTCo, as applicable, and are the sole assets of the trusts. Payments under the debentures by either Bankers Trust or BTCo are the same as those for the trust preferred capital securities. The debentures are redeemable prior to stated maturity at the option of Bankers Trust or BTCo during the redemption periods described below. The trust preferred capital securities are subject to mandatory redemption upon repayment of the related debentures at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by Bankers Trust or BTCo upon concurrent repayment of the related debentures.

      Bankers Trust and BTCo, as applicable, have issued guarantees for the payment of distributions and payments on liquidation or redemption of the trust preferred capital securities, but only to the extent of funds held by the relevant trust.

      The appropriate obligations of Bankers Trust or BTCo under each series of debentures, the relevant indenture and trust agreement, the relevant guarantee and certain other related agreements, in the aggregate, constitute a full and unconditional guarantee by Bankers Trust or BTCo, as applicable, of each trust's obligations under the relevant trust preferred capital securities.

      The Corporation is required by the Federal Reserve to maintain certain levels of capital. The Federal Reserve has announced that certain cumulative preferred securities having the characteristics of trust preferred capital securities qualify as minority interest, which is included in Tier 1 Capital for bank holding companies. Such Tier 1 Capital treatment, together with Bankers Trust's ability to deduct, for federal income tax purposes, interest expense on the corresponding debentures, provides Bankers Trust with a cost-effective means of obtaining capital for regulatory purposes.


The following is a summary of the outstanding trust preferred capital securities and debentures:

                                       Aggregate       Aggregate
                                     Liquidation     Liquidation    Per Annum
                                       Amount of       Amount of     Interest
                                           Trust           Trust      Rate of
                                       Preferred       Preferred   Debentures
                                         Capital         Capital    and Trust
                                   Securities at   Securities at    Preferred           Interest
                                    December 31,    December 31,      Capital            Payment
($ in millions)                             1999            1998   Securities              Dates
--------------------------------------------------------------------------------------------------
Bankers Trust--Obligated
BT Institutional Capital Trust A(3)         $290            $290         8.09%         6/1, 12/1

BT Institutional Capital Trust B             200             200         7.75          6/1, 12/1

BT Capital Trust B                           250             250         7.90         1/15, 7/15

BT Preferred Capital Trust I                 250             250            8 1/8     3/31, 6/30
                                                                                     9/30, 12/31
BT Preferred Capital Trust II(3)             203             203        7.875         2/25, 8/25

BTCo--Obligated
BTC Capital Trust I                          250             250      3-Month         3/30, 6/30
                                                                        LIBOR        9/30, 12/30
                                                                    plus 0.75%
--------------------------------------------------------------------------------------------------
Total                                     $1,443(1)       $1,443(1)
==================================================================================================

                                          Stated
                                     Maturity of
                                      Debentures
                                       and Trust
                                       Preferred       Earlier          Redemption
                                         Capital      Maturity           Period of
($ in millions)                       Securities          Date(2)       Debentures
----------------------------------------------------------------------------------
Bankers Trust--Obligated
BT Institutional Capital Trust A(3)      12/1/26            --         On or after
                                                                           12/1/06
BT Institutional Capital Trust B         12/1/26            --         On or after
                                                                           12/1/06
BT Capital Trust B                       1/15/27       1/15/17         On or after
                                                                           1/15/07
BT Preferred Capital Trust I              2/1/37        2/1/02         On or after
                                                                            2/1/02
BT Preferred Capital Trust II(3)         2/25/27       2/25/12         On or after
                                                                           2/25/07
BTCo--Obligated
BTC Capital Trust I                     12/30/26            --         On or after
                                                                          12/30/06

----------------------------------------------------------------------------------
Total
==================================================================================

(1) Excludes $15 million and $23 million of deferred issuance costs and unamortized discount at December 31, 1999 and December 31, 1998, respectively.

(2)   The maturity dates may be shortened under certain circumstances.

(3) During 1998, the Corporation repurchased $10 million and $47 million of BT Institutional Capital Trust A and BT Preferred Capital Trust II securities, respectively.


                               Bankers Trust Corporation and its Subsidiaries 37

Note 11 -- Preferred Stock
Series Preferred Stock

Bankers Trust is authorized to issue 190,100 shares of Series Preferred Stock, without par value. All shares of Series Preferred Stock constitute one and the same class and have equal rank and priority over common stockholders as to dividends and in the event of liquidation. Each series of Series Preferred Stock has a liquidation preference per share (as indicated below), plus accrued and unpaid dividends, as well as contingent voting rights. Dividends on shares of each outstanding series of preferred stock are payable quarterly and are cumulative. The Series Preferred Stock outstandings were as follows:

                               Outstanding At
                                December 31,
                               --------------
                               1999      1998     Liquidation        Earliest
                               --------------      Preference      Redemption
                               (in millions)        Per Share            Date(1)
--------------------------------------------------------------------------------
Adjustable Rate
  Cumulative, Series Q(2)      $151      $160          $2,500        03/01/99
Adjustable Rate
  Cumulative, Series R(2)       100       109           2,500        09/01/99
7.75% Cumulative,
  Series S                      125       125           2,500        06/01/00
--------------------------------------------------------------------------------
Total preferred stock          $376      $394
================================================================================

(1) At the option of Bankers Trust, series may be redeemed, in whole or in part, on or after the above mentioned redemption date at $2,500 per share (or $25 per depositary share), plus accrued and unpaid dividends to the redemption date. Any optional redemption shall be with the approval of the Federal Reserve Board unless at that time that body should determine that its approval is not required.

(2) The dividend rate is determined by a formula that considers the interest rates of selected short- and long-term U.S. Treasury securities at the time the rate is set. In no event will the dividend rate be less than 41/2 percent or more than 101/2 percent per annum. The rates in effect for Series Q were 5.17 percent and 4.50 percent at December 31, 1999 and 1998, respectively. The rates in effect for Series R were 5.14 percent and 4.50 percent at December 31, 1999 and 1998, respectively.

      The number of shares of Series Preferred Stock issued, repurchased and redeemed during 1997, 1998 and 1999 was as follows (number of shares in thousands):

                                            Fixed/
                                        Adjustable                                    Adjustable    Adjustable
                            8.55%             Rate         7 5/8%            7.50%          Rate          Rate         7.75%
                       Cumulative       Cumulative     Cumulative       Cumulative    Cumulative    Cumulative    Cumulative
                        Preferred        Preferred      Preferred        Preferred     Preferred     Preferred     Preferred
Shares of Series           Stock,           Stock,         Stock,           Stock,        Stock,        Stock,        Stock,
Preferred Stock          Series I         Series J       Series O(1)      Series P(2)   Series Q(3)   Series R(3)   Series S(3)
----------------------------------------------------------------------------------------------------------------------------
December 31, 1996           1,000              447            592               99            65            52            50
----------------------------------------------------------------------------------------------------------------------------
  Issued                       --               --              3               --            --            --            --
  Repurchased                  --               --             --               --            (1)           (2)           --
  Redeemed(4)              (1,000)            (447)            --               --            --            --            --
----------------------------------------------------------------------------------------------------------------------------
December 31, 1997              --               --            595               99            64            50            50
----------------------------------------------------------------------------------------------------------------------------
  Issued                       --               --             --               --            --            --            --
  Repurchased                  --               --             --               --            --            (6)           --
  Redeemed(5)                  --               --           (595)             (99)           --            --            --
----------------------------------------------------------------------------------------------------------------------------
December 31, 1998              --               --             --               --            64            44            50
----------------------------------------------------------------------------------------------------------------------------
  Issued                       --               --             --               --            --            --            --
  Repurchased                  --               --             --               --            (4)           (4)           --
  Redeemed                     --               --             --               --            --            --            --
----------------------------------------------------------------------------------------------------------------------------
December 31, 1999              --               --             --               --            60            40            50
============================================================================================================================

(1) On March 1, 1995, Bankers Trust reset the interest rate on $150 million of 75/8% Convertible Capital Securities to a rate of 61/8% per annum giving holders of this issue the right to convert the debt securities into depositary shares, at $25 per depositary share, each representing a one-tenth interest in a share of Series O. Approximately $147 million of the debt securities were converted in 1995.

(2) On May 15, 1995, Bankers Trust reset the interest rate on $100 million of 7.50% Convertible Capital Securities to a rate of 6.00% per annum giving holders of this issue the right to convert the debt securities into depositary shares, at $25 per depositary share, each representing a one-fortieth interest in a share of Series P. Approximately $98 million of the debt securities were converted in 1995.

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


38 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Note 12 -- Preferred Share Purchase Rights

On February 16, 1988, the Board of Directors of Bankers Trust Corporation declared a dividend distribution of one Preferred Share Purchase Right ("Right") for each share of common stock held, payable February 26, 1988 to stockholders of record on that date. Rights also automatically attached to each share of common stock issued after February 26, 1988. Each Right entitled the registered holder to purchase from Bankers Trust a one-hundredth interest in a share of Bankers Trust's Series C ("Series C") Junior Participating Preferred Stock at an exercise price of $480, as amended, subject to certain adjustments. No Series C shares were ever issued. The Rights terminated on the COC date.

Note 13 -- Common Stock and Stock-Based Compensation Plans

Common stock activity during 1999, 1998 and 1997 was as follows:

Year Ended December 31,                        1999                 1998              1997
------------------------------------------------------------------------------------------
Common shares outstanding,
  beginning of year                      95,714,120           96,956,340        99,189,329
------------------------------------------------------------------------------------------
Shares issued or distributed under
  employee benefit plans                  2,974,125            4,192,633         7,167,221
Conversion of 5 3/4% Convertible
  Subordinated Debentures                        --                1,434           399,450
Shares issued for acquisitions                   --                   --            14,678(1)
Shares purchased for treasury              (837,410)          (5,436,287)       (9,735,358)
Shares purchased and retired            (97,850,834)(2)               --           (78,980)
------------------------------------------------------------------------------------------
Common shares outstanding,
  end of year                                     1           95,714,120        96,956,340
================================================================================

(1) The information presented reflects the additional shares issued in conjunction with the Alex. Brown merger.

(2) Amount represents shares purchased and retired in connection with Acquisition.

      Prior to the Acquisition, stock options were granted to purchase stock at a price not less than the fair market value of the stock on the date of grant. As of the Acquisition date, all unvested options vested and became immediately exercisable. The Corporation paid $93.00 less the exercise price for each option outstanding on the Acquisition date.

      No stock options were granted in 1999. There were no stock options outstanding at December 31, 1999.

      The following is a summary of stock option transactions that occurred during 1997, 1998 and 1999 (number of shares in thousands):

                                                                Weighted-Average
                                              Exercise Price      Exercise Price
                                  Options         Per Option          Per Option
--------------------------------------------------------------------------------
December 31, 1996                   9,859     $14.01-83.3125             $ 60.77
=========================================
  Granted                           7,417       68.44-111.75               93.56
  Exercised                        (4,590)      14.01-79.125               59.37
  Cancelled                          (208)                                 60.18
-----------------------------------------
December 31, 1997                  12,478       16.81-111.75               80.76
=========================================
  Granted                             959       56.25-134.50              112.88
  Exercised                        (1,970)    16.81-102.6625               65.37
  Cancelled                          (671)                                 98.87
-----------------------------------------
December 31, 1998                  10,796       21.59-134.50               85.29
=========================================
  Exercised                          (442)       21.59-90.75               57.74
  Cancelled                          (297)                                 92.61
  Settled due to COC              (10,057)
-----------------------------------------
December 31, 1999                      --                 --                  --
=========================================                                =======
Exercisable at:
December 31, 1998                   7,581                                $ 76.72
=========================================                                =======

      Deferred stock awards, which entitled certain employees to receive common stock of the Corporation at a specified future date, were also granted prior to the Acquisition. On the COC date, all deferred compensation amounts vested in full.

      There were no deferred stock awards outstanding at December 31, 1999. At December 31, 1998, there were deferred stock awards outstanding of 8,698,216 shares. In January 1999, 6,548,524 deferred stock awards were granted related to the 1998 performance year. Compensation expense recognized for deferred stock awards was $749 million, $275 million and $274 million in 1999, 1998 and 1997, respectively. The increase in 1999 is due to the vesting of all deferred stock awards on the COC date. All deferred stock awards granted during 1999 were paid out at $93.00 per share on the COC date.

SFAS 123 Pro Forma Information

In conjunction with the Acquisition, compensation expense related to all options outstanding as of the Acquisition date was recognized reflecting the buyout of such options. For each option outstanding, this expense was equal to $93.00 less the exercise price resulting in total expense of $118 million.

      Prior to the Acquisition, the Corporation applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Corporation's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized for the years ended December 31, 1998 and 1997.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, and was determined for the years ended December 31, 1998 and 1997 as if the Corporation had accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosure, the


                               Bankers Trust Corporation and its Subsidiaries 39

--------------------------------------------------------------------------------

estimated fair value of the options was amortized to expense over the options' vesting period.

(in millions except earnings per share)                     1998            1997
--------------------------------------------------------------------------------
Net income (loss):
  As reported                                             $  (73)          $ 866
  Pro forma                                               $ (129)          $ 807
Basic earnings (loss) per share:
  As reported                                             $(1.05)          $8.15
  Pro forma                                               $(1.61)          $7.56
Diluted earnings (loss) per share:
  As reported                                             $(1.05)          $7.66
  Pro forma                                               $(1.61)          $7.11
================================================================================

Note 14 -- Asset and Dividend Restrictions

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the Federal Reserve Bank. The required reserve balances of the Corporation's subsidiary banks were $189 million and $200 million at December 31, 1999 and 1998, respectively. For the years 1999 and 1998, the average reserve balances of these banks amounted to $132 million and $148 million, respectively.

      Assets, principally trading assets and securities available for sale, of approximately $9.569 billion at December 31, 1999 were pledged as collateral to secure public and trust deposits, for borrowings, and for other purposes.

      Federal law also requires that "covered transactions," as defined, engaged in by insured banks and their subsidiaries with certain affiliates, including Bankers Trust, be at arm's length and limited to 20 percent of capital surplus. The Federal Reserve Board defines capital surplus as Tier 1 Capital and Tier 2 Capital plus the balance of the institution's allowance for loan and lease losses not included in Tier 2 Capital. Additionally, "covered transactions" with any one such affiliate is limited to 10 percent of capital and surplus. Covered transactions are defined to include, among other things, loans and other extensions of credit to such an affiliate and guarantees, acceptances and letters of credit issued on behalf of such an affiliate. Such loans, other extensions of credit, guarantees, acceptances and letters of credit must be secured. Other restrictions also apply to inter-affiliate transactions.

      Limitations exist on the availability of BTCo's undistributed earnings for the payment of dividends to Bankers Trust without prior approval of the bank regulatory authorities. In this regard, BTCo cannot declare dividends in 2000 without approval of the regulatory authorities. The Federal Reserve Board may prohibit the payment of dividends if it determines that circumstances relating to the financial condition of a bank are such that the payment of dividends would be an unsafe and unsound practice.

      Certain other subsidiaries are subject to various regulatory and other restrictions that may limit cash dividends and advances to Bankers Trust.

Note 15 -- Regulatory Capital

The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's risk-based capital guidelines address the capital adequacy of bank holding companies and banks (collectively, "banking organizations"). These guidelines include a definition of capital, a framework for calculating risk-weighted assets, and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The Federal Reserve Board also has a minimum Leverage ratio that is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.

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

      The Corporation had previously adopted the market risk amendment to the risk-based capital guidelines issued by the Federal Reserve Board and the Bank for International Settlements (BIS). The amendment changed the calculation of the risk-weighted assets for trading accounts from assigning trading assets to broad risk categories to the use of internal models to measure market risk.

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

      The Federal Reserve Board has also adopted these same thresholds for the Tier 1 Capital ratio and Total Capital ratio in defining a well-capitalized bank holding company. The well-capitalized


40 Bankers Trust Corporation and its Subsidiaries threshold for the Leverage ratio is not applicable at the bank holding company level.

      Based on their respective regulatory capital ratios at December 31, 1999 and December 31, 1998, both the Corporation and BTCo are well capitalized. There are no conditions or events that management believes have changed the Corporation's and BTCo's well-capitalized status.

      The Corporation's and BTCo's actual capital amounts and ratios are presented in the table below.

                                                                                       FRB
                                                                                   Minimum     To Be Well
                                                                                       For    Capitalized
                                                                                   Capital          Under
                                    Actual as of           Actual as of           Adequacy     Regulatory
                                      12/31/99               12/31/98            Purposes:    Guidelines:
---------------------------------------------------------------------------------------------------------
($ in millions)                 Amount        Ratio    Amount        Ratio           Ratio          Ratio
---------------------------------------------------------------------------------------------------------
Corporation
 Risk-Based Capital Ratios
  Tier 1 Capital(1)             $4,462        10.4%    $5,069         7.5%            4.0%           6.0%
  Total Capital(1)               7,861        18.4%     9,281        13.6%            8.0%          10.0%
 Leverage Ratio(2)              $4,462         7.3%    $5,069         3.5%            3.0%           N/A
BTCo
 Risk-Based Capital Ratios
  Tier 1 Capital(1)             $5,710        16.5%    $6,682        10.5%            4.0%           6.0%
  Total Capital(1)               6,561        18.9%     8,540        13.4%            8.0%          10.0%
 Leverage Ratio(2)              $5,710        12.3%    $6,682         5.7%            3.0%           5.0%

(1) Ratios are calculated on Tier 1 Capital and Total Capital as a percentage of risk-weighted assets.

(2) Ratio is calculated on Tier 1 Capital as a percentage of adjusted quarterly average assets.

N/A Not Applicable.

Note 16 -- Interest Revenue and Interest Expense

The following are the components of interest revenue and interest expense:

(in millions) Year Ended December 31,               1999        1998        1997
--------------------------------------------------------------------------------
Interest Revenue
Interest-bearing deposits with banks              $  309      $  310      $  395
Federal funds sold                                   160         211         266
Securities purchased under
  resale agreements                                  675       1,635       1,352
Securities borrowed                                  383       1,222         746
Trading assets                                       916       2,388       2,488
Securities available for sale
  Taxable                                            362         633         436
  Exempt from federal income taxes                    22          43          32
Loans                                              1,522       1,711       1,437
Customer receivables                                  70         138         133
--------------------------------------------------------------------------------
Total interest revenue                             4,419       8,291       7,285
--------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits
  Domestic offices                                   694       1,183         895
  Foreign offices                                    730       1,012       1,181
Trading liabilities                                  131         462         476
Securities loaned and securities sold
  under repurchase agreements                        539       1,897       1,413
Other short-term borrowings                          796       1,327       1,193
Long-term debt                                       608         921         655
Mandatorily redeemable capital
  securities of subsidiary trusts holding
solely junior subordinated deferrable
interest debentures included in
risk-based capital                                   114         117         113
--------------------------------------------------------------------------------
Total interest expense                             3,612       6,919       5,926
--------------------------------------------------------------------------------
Net interest revenue                              $  807      $1,372      $1,359
================================================================================

Note 17 -- Trading Revenue

The following are the components of trading revenue:

(in millions) Year Ended December 31,               1999        1998        1997
--------------------------------------------------------------------------------
Interest rate risk                                $ (165)     $ (427)     $  433
Foreign exchange risk                                139         426         277
Equity and commodity risk                             68        (183)        345
--------------------------------------------------------------------------------
Total trading revenue                             $   42      $ (184)     $1,055
================================================================================

Note 18 -- Pension and Other Employee Benefit Plans

The Corporation has a trusteed, noncontributory, defined benefit pension plan covering substantially all domestic employees. Effective January 1, 1999, the value of a participant's accrued benefit is expressed using a cash balance account approach (a type of defined benefit plan). Previously, the pension plan benefit formula was based upon years of service and average compensation over the final years of service.

      The Corporation also has both defined benefit and defined contribution retirement and similar plans covering the majority of its foreign employees. Contributions to defined contribution plans are based upon a percentage of salary.

      During 1998 and 1997, the Corporation maintained a noncontributory profit sharing plan, called PartnerShare, covering certain domestic employees. The Corporation's contribution consisted of a fixed contribution equal to six percent of eligible domestic employees' annual salary as well as an additional contribution of from zero to nine percent of eligible employees' annual salary, which percentage was calculated using a formula based on the Corporation's consolidated income before income taxes. Expense recognized for


                               Bankers Trust Corporation and its Subsidiaries 41
this plan amounted to $27 million and $53 million for the years ended December 31, 1998 and 1997, respectively.

      Effective January 1, 1999, the Corporation implemented a 401 (k) Savings Plan covering substantially all domestic employees, which replaced the Partnershare Plan and the Corporation's prior 401(k) plan. Employees are permitted within limitations imposed by tax laws to make pretax contributions to the 401(k) Savings Plan. The Corporation makes fixed contributions equaling three percent of eligible domestic employees' annual salary and will also match employees' contributions up to three percent of eligible salary. The Corporation may, solely at its discretion, match an additional zero percent to 200 percent of the employees' contribution up to 3 percent of eligible salary. Expense recognized for this plan amounted to $27 million for the year ended December 31, 1999.

      The Corporation also provides health care benefits to employ ees (retirees) who met specific age and/or service requirements on January 1, 1990 provided that they retire (retired) under the principal domestic pension plan with at least ten years of service. This plan is contributory for participating retirees and also requires them to absorb deductibles and coinsurance. The Corporation also provides noncontributory life insurance benefits for substantially all domestic retirees who retired before January 1, 1999 with at least ten years of service.

      The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1999 and a statement of the funded status as of December 31 of both years:

                                                        Pension Benefits    Postretirement Benefits
---------------------------------------------------------------------------------------------------
(in millions)                                          1999          1998          1999        1998
---------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year             $   803       $   685       $   101     $   126
Service cost                                             33            23             1           1
Interest cost                                            52            48             6           7
Plan amendments                                          --            25            --          --
Acquisitions                                             --            13            --          --
Actuarial (gain) loss                                  (111)           28           (10)        (19)
Benefits paid                                           (50)          (21)           (4)         (7)
Curtailment/settlement                                  (12)           --            --          (7)
Foreign currency exchange rate changes                   (5)            2            --          --
---------------------------------------------------------------------------------------------------
Benefit obligation at end of year                   $   710       $   803       $    94     $   101
===================================================================================================
Change in plan assets
Fair value of plan assets at beginning
 of year                                            $ 1,107       $   973       $     4     $     4
Actual return on plan assets                            172           144            --          --
Employer contributions                                    6             2             4           7
Acquisitions                                             --            13            --          --
Benefits paid                                           (50)          (21)           (4)         (7)
Curtailment/settlement                                   (7)           (5)           --          --
Foreign currency exchange rate changes                   (4)            1            --          --
---------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year            $ 1,224       $ 1,107       $     4     $     4
===================================================================================================
Funded Status                                       $   514       $   304       $   (90)    $   (97)
Unrecognized net (gain) loss                           (315)         (143)          (34)        (28)
Unrecognized prior service cost                          18            35             5           2
Unrecognized net (assets) obligations                    (7)          (11)           --          --
---------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost at end of year*      $   210       $   185       $  (119)    $  (123)
===================================================================================================

* Prepaid pension costs totaled $229 million and $210 million at December 31, 1999 and 1998, respectively. No prepaid postretirement costs were recognized at these dates.

      The aggregate projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for those pension plans with accumulated benefit obligations in excess of plan assets were $16 million, $16 million and $1 million, respectively, as of December 31, 1999 and $24 million, $23 million and $3 million, respectively, as of December 31, 1998.

      Benefits expense for 1999, 1998 and 1997 included the following components:

                                                Pension Benefits             Postretirement Benefits
----------------------------------------------------------------------------------------------------
(in millions) Year Ended December 31,      1999       1998       1997       1999      1998      1997
----------------------------------------------------------------------------------------------------
Service cost                               $ 33       $ 23       $ 21       $  1      $  1      $  1
Interest cost                                52         48         45          6         7         8
Expected return on plan assets              (94)       (84)       (81)        --        --        --
Net amortization and deferral                (5)        (6)        (1)        (3)       (3)       --
----------------------------------------------------------------------------------------------------
Total defined benefit plans                 (14)       (19)       (16)         4         5         9
====================================================================================================
Defined contribution plans                   43         79         88         --        --        --
Other plans                                   5          4          6         --        --        --
----------------------------------------------------------------------------------------------------
Net periodic benefit expense               $ 34       $ 64       $ 78       $  4      $  5      $  9
====================================================================================================

42 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

      The actuarial assumptions used for the principal domestic defined benefit plan and postretirement benefit plan were as follows:

                                                                 Pension Benefits                     Postretirement Benefits
------------------------------------------------------------------------------------------------------------------------------------
                                                         1999          1998          1997          1999          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Discount rate in determining expense                     6.75%         7.00%         7.50%         6.75%         7.00%         7.50%
Discount rate in determining benefit
  obligations at year end                                7.75%         6.75%         7.00%         7.75%         6.75%         7.00%
Rate of increase in future compensation
  levels for determining expense                         5.00%         5.00%         5.00%         5.00%         5.00%         5.00%
Rate of increase in future compensation
  levels for determining benefit obligations
  at year end                                            5.00%         5.00%         5.00%         5.00%         5.00%         5.00%
Expected long-term rate of return on assets              9.00%         9.00%         9.00%         9.00%         9.00%         9.00%

      The assumptions used for the other domestic and the principal foreign defined benefit pension plans were substantially similar to those used for the principal domestic pension plan, given local economic conditions in the cases of the principal foreign pension plans.

      In determining postretirement benefits expense, a 7.00 per cent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.50 percent over 2 years and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the Corporation's retiree health care plan:

                                             One-Percentage      One-Percentage
                                             Point Increase      Point Decrease
--------------------------------------------------------------------------------
(in millions)                               1999       1998    1999        1998
--------------------------------------------------------------------------------
Effect on total of service and interest
 cost components                           $  --      $   1   $ (--)      $  (1)
Effect on accumulated postretirement
 benefit obligation                        $   5      $   6   $  (5)      $  (6)

Benefit Plan Changes

Effective January 1, 2000, the Corporation's trusteed, noncontributory, domestic defined benefit pension plan merged with Deutsche Bank Americas Holding Corp.'s pension plan. There has been no change in the value of a participant's accrued benefit as a result of this transaction.

Note 19 -- Restructuring and Other Related Activities

During 1999, the Corporation recorded pre-tax charges for restructuring and other related activities totaling $633 million. Of this amount, $459 million related to a restructuring charge recorded in the second quarter in conjunction with the Acquisition ("Plan 1"). This charge reflected $394 million of severance and other termination-related costs as well as $65 million of other costs primarily related to lease terminations and write-offs of fixed assets and leasehold improvements. During the fourth quarter, the Corporation recorded additional charges related to restructuring and other related activities of $174 million in connection with its continuing efforts to streamline support functions and realign certain business activities ("Plan 2"). These charges reflected $116 million of severance and other termination-related costs, as well as $58 million of other costs primarily related to the intended liquidation of certain financial assets.

                                      Plan 1                     Plan 2
                             ---------------------------------------------------
(in millions)                Severance     Other    Severance     Other    Total
--------------------------------------------------------------------------------
Beginning Reserve
  Balance                         $394      $ 65         $116      $ 58     $633
Charges Against Reserve            282        54           59        --      395
--------------------------------------------------------------------------------
Ending Reserve Balance at
  December 31, 1999               $112      $ 11         $ 57      $ 58     $238
================================================================================

      At December 31, 1999, $169 million of the remaining reserve balance related to severance and other termination-related costs for further staff reductions of approximately 850 positions. These severance actions, as well as the actions related to other exit activities, are expected to be substantially completed during 2000.

Note 20 -- Income Taxes

The Corporation's 1999 results of operations are included in the consolidated tax returns of Taunus.

      The domestic and foreign components of consolidated income (loss) before income taxes (benefit) follow:

(in millions) Year Ended December 31,              1999          1998       1997
--------------------------------------------------------------------------------
Domestic                                        $(1,104)      $   (83)   $   640
Foreign                                            (311)            6        599
--------------------------------------------------------------------------------
Total                                           $(1,415)      $   (77)   $ 1,239
================================================================================


                               Bankers Trust Corporation and its Subsidiaries 43

--------------------------------------------------------------------------------

      For purposes of determining the above amounts, foreign income is defined as income recorded by operations located outside of the U.S.

      Deferred income taxes result from differences in the timing of revenue and expense recognition for income tax and financial reporting purposes.

      An analysis of consolidated income taxes (benefit) follows:

(in millions) Year Ended December 31,             1999         1998        1997
--------------------------------------------------------------------------------
Income taxes (benefit) applicable to:
  Income (loss) before income
   taxes (benefit)*                              $ 188        $  (4)      $ 373
  Capital surplus                                   (5)         (50)        (73)
  Cumulative translation adjustments                41          (10)         76
  Securities valuation allowance                    28          (13)        (57)
--------------------------------------------------------------------------------
Total                                            $ 252        $ (77)      $ 319
================================================================================

* Includes income tax expense (benefit) related to securities available for sale transactions of $4 million, $(7) million and $68 million in 1999, 1998 and 1997, respectively.

      The components of consolidated income taxes (benefit) follow:

(in millions) Year Ended December 31,              1999        1998        1997
--------------------------------------------------------------------------------
Current
  Federal                                         $ 290       $  (9)      $ 198
  Foreign                                           237         175         232
  State and local                                   120          33         161
--------------------------------------------------------------------------------
Total current                                       647         199         591
--------------------------------------------------------------------------------
Deferred
  Federal                                          (122)       (229)       (203)
  Foreign                                          (171)         10         (31)
  State and local                                  (102)        (57)        (38)
--------------------------------------------------------------------------------
Total deferred                                    $(395)       (276)       (272)
--------------------------------------------------------------------------------
Total                                             $ 252       $ (77)      $ 319
================================================================================

      The following is an analysis of the difference between the U.S. federal statutory income tax (benefit) and the effective tax (benefit) on consolidated income (loss) before income taxes:

(in millions) Year Ended December 31,               1999        1998       1997
--------------------------------------------------------------------------------
Computed expected tax expense (benefit)            $(495)      $ (27)     $ 434
State and local income taxes (benefit)                 7         (15)        55
Tax-exempt income                                    (11)        (17)       (58)
Foreign subsidiary earnings                          428          54        (47)
Valuation allowance                                  211          --        (20)
Nondeductible penalty                                 --          22         --
Other                                                 48         (21)         9
--------------------------------------------------------------------------------
Effective income tax (benefit)                     $ 188       $  (4)     $ 373
================================================================================

      The following is an analysis of the Corporation's net deferred tax assets:

(in millions) December 31,                                    1999          1998
--------------------------------------------------------------------------------
Deferred tax assets                                         $1,943        $1,486
Valuation allowance                                            418           207
--------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance               1,525         1,279
Deferred tax liabilities                                       158           307
--------------------------------------------------------------------------------
Net deferred tax assets                                     $1,367        $  972
================================================================================

      At December 31, 1999, the Corporation's deferred tax assets were primarily related to foreign tax credit carryovers that will expire in 2003 and 2004 ($545 million), credit losses ($299 million), net operating loss carryovers that primarily will start to expire in 2018 ($133 million), and international operations ($81 million). Deferred tax liabilities were primarily related to certain trading activities ($49 million) and lease financing activities ($46 million).

      At December 31, 1998, the Corporation's deferred tax assets were primarily related to credit losses ($332 million), employee benefits ($317 million) and international operations ($292 million). Deferred tax liabilities were primarily related to certain trading activities ($201 million) and lease financing activities ($83 million).

Note 21 -- Earnings (Loss) per Common Share

At December 31, 1997, the Corporation adopted SFAS 128, "Earnings Per Share," which established standards for computing and presenting earnings per share.

      Due to the Acquisition, earnings per common share are not meaningful for 1999. The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 1998 and 1997 (in millions, except per share amounts):

Year Ended December 31,                                    1998            1997
--------------------------------------------------------------------------------
Numerator
  Net income (loss)                                   $     (73)      $     866
  Preferred stock dividends                                 (32)            (49)
--------------------------------------------------------------------------------
  Numerator for basic earnings (loss) per
    share--net income (loss) applicable
    to common stockholders                                 (105)            817
  Effect of dilutive securities
    Convertible subordinated debentures                      --               3
--------------------------------------------------------------------------------
    Numerator for diluted earnings (loss) per
      share--net income (loss) applicable to
      common stockholders after
      assumed conversions                             $    (105)      $     820
================================================================================
Denominator
  Denominator for basic earnings (loss) per
    share--weighted-average shares
    outstanding                                         100.152         100.286
  Effect of dilutive securities*
    Options                                                  --           1.839
    Convertible subordinated
      debentures                                             --           2.457
    Deferred stock                                           --           2.408
--------------------------------------------------------------------------------
  Dilutive potential common shares                           --           6.704
    Denominator for diluted earnings (loss)
      per share--adjusted weighted-
      average shares after assumed
      conversions                                       100.152         106.990
================================================================================
Basic earnings (loss) per share                       $   (1.05)      $    8.15
================================================================================
Diluted earnings (loss) per share                     $   (1.05)      $    7.66
================================================================================

* Due to a loss for the year ended December 31, 1998, no incremental shares are included in the loss per share calculation because the effect would be antidilutive.


44 Bankers Trust Corporation and its Subsidiaries

Note 22 -- Business Segments and Related Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," redefines operating segments and establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers.

      In order to conform to Deutsche Bank's management structure, the Corporation has realigned its business activities into the following business segments: Retail and Private Banking, Asset Management, Global Corporates and Institutions, and Global Technology and Services. All prior periods have been restated to conform with the Deutsche Bank reporting format.

      Business segments results are determined based on the Corporation's internal management accounting process, which allocates revenue and expenses among the business segments. Because the Corporation's business is diverse in nature and its operations are integrated, certain estimates and judgments have been made to apportion revenue and expense items. The internal management accounting process, unlike financial accounting in accordance with generally accepted accounting principles, is based on the way management views its business and is not necessarily comparable with similar information disclosed by other financial institutions. The accounting policies of the business segments are generally the same as those described in Note 2.

      Segments that hold net asset positions are allocated interest expense to reflect their net use of funds and segments that have net liability positions are allocated interest income to reflect their net contribution of funds.

      The Retail and Private Banking division provides banking services to private clients, self-employed individuals as well as to smaller business clients, and offers a wide variety of banking products to these clients including financial planning services and market research and investment strategies for high net worth individuals.

      The Asset Management division combines the institutional asset management and retail investment fund businesses.

      The Global Corporates and Institutions division integrates long-standing relationship and credit-oriented commercial banking with the product and transactional orientation of investment banking for corporate clients and financial institutions. This business segment also includes credit business, trade finance, structured finance and cash management in addition to the Corporation's private equity business and trading activities.

      Global Technology and Services comprises custody services, payment settlement, securities settlement, and electronic banking services.

Year Ended                                                                      Global            Global            Total
December 31, 1999                           Retail and         Asset    Corporates and    Technology and         Business
(in millions)                          Private Banking    Management      Institutions          Services         Segments
-------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*         $    169      $    241          $  1,378          $    922         $  2,710
Net interest revenue                                38            (3)              378               181              594
Credit quality expense--loans                       --            --                64                 2               66
Pre-tax income (loss)                              (20)           20            (1,275)              (48)          (1,323)
Total assets*                                    2,589           222            55,774             7,453           66,038

* There were no material intersegment revenues or intersegment assets among the business segments.

Year Ended                                                                      Global            Global            Total
December 31, 1998                           Retail and         Asset    Corporates and    Technology and         Business
(in millions)                          Private Banking    Management      Institutions          Services         Segments
-------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*         $    187      $    253          $  2,567          $    946         $  3,953
Net interest revenue                                40            (3)              658               190              885
Credit quality expense--loans                        2            --                85                 1               88
Pre-tax income (loss)                               12            98              (491)               46             (335)
Total assets*                                    3,063           185           106,433             8,907          118,588

* There were no material intersegment revenues or intersegment assets among the business segments.

Year Ended                                                                      Global            Global            Total
December 31, 1997                           Retail and         Asset    Corporates and    Technology and         Business
(in millions)                          Private Banking    Management      Institutions          Services         Segments
-------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*         $    173      $    191          $  3,499          $    915         $  4,778
Net interest revenue                                32            --               618               167              817
Credit quality expense--loans                       --            --                46                 5               51
Pre-tax income (loss)                               (3)           54               760                83              894

*     There were no material intersegment revenues among the business segments.


                               Bankers Trust Corporation and its Subsidiaries 45

The following table reconciles total net revenue for business segments to consolidated net revenue (in millions):

Year Ended December 31,                                1999           1998             1997
-------------------------------------------------------------------------------------------
Total net revenue reported for business
  segments                                          $ 2,710        $ 3,953          $ 4,778
Earnings associated with unassigned
  capital                                               195            317              342
Net revenue of entities sold                            370            855              932
Gain on sale of BTAL*                                   779             --               --
Gain on sale of office building                          --             --               76
Credit quality adjustment                               124             48               51
Other                                                   187            (84)              41
-------------------------------------------------------------------------------------------
Consolidated net revenue(1)                         $ 4,365        $ 5,089          $ 6,220
===========================================================================================

(1) Consolidated net revenue includes net interest revenue after provision for credit losses--loans and noninterest revenue.

*     Gain is net of foreign currency translation losses realized on the sale.

      The following table reconciles total pre-tax income (loss) for business segments to consolidated pre-tax income (loss) (in millions):

Year Ended December 31,                                1999             1998           1997
-------------------------------------------------------------------------------------------
Total pre-tax income (loss) reported for
  business segments                                 $(1,323)         $  (335)       $   894
Pre-tax income (loss) of entities sold                  (76)             188            213
Gain on sale of BTAL*                                   779               --             --
Restructuring and other related activities             (633)              --            (63)
Realized foreign currency translation
  losses**                                             (257)              --             --
Earnings associated with unassigned
  capital                                               195              317            342
Gain on sale of office building                          --               --             76
Credit quality adjustment                               124               48             51
Legal settlement                                         --              (69)            --
Legal fees                                               --               --            (32)
Other unallocated amounts                              (224)            (226)          (242)
-------------------------------------------------------------------------------------------
Consolidated pre-tax income (loss)                  $(1,415)         $   (77)       $ 1,239
===========================================================================================

*     Gain is net of foreign currency translation losses realized on the sale.

**    Excluding realized foreign currency translation losses related to BTAL.

      The following table reconciles total assets for business segments to consolidated assets (in millions):

December 31,                                                1999            1998
--------------------------------------------------------------------------------
Total assets reported for business segments             $ 66,038        $118,588
Premises and equipment                                       211              58
Securities available for sale                                 46             359
Goodwill not allocated to business segments                   22             403
Investments in unconsolidated companies
  accounted for at equity                                      3               3
Assets of entities sold                                       --          10,886
Other unallocated amounts                                  1,837           2,818
--------------------------------------------------------------------------------
Consolidated assets                                     $ 68,157        $133,115
================================================================================

      The following table reconciles the other significant items reported for the business segments to the consolidated financial statements:

(in millions) Year Ended December 31,                            1999
-------------------------------------------------------------------------------------
                                                Total
                                             Business                          Total
                                             Segments     Adjustments   Consolidated
-------------------------------------------------------------------------------------
Net interest revenue(1)                        $  594          $  213         $  807
Credit quality expense--loans                      66            (124)           (58)
=====================================================================================

(in millions) Year Ended December 31,                            1998                                      1997
------------------------------------------------------------------------------------------------------------------------------
                                                Total                                     Total
                                             Business                          Total    Business                         Total
                                             Segments     Adjustments   Consolidated    Segments    Adjustments   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Net interest revenue(1)                        $  885          $  487         $1,372      $  817         $  542         $1,359
Credit quality expense--loans                      88             (48)            40          51            (51)            --
==============================================================================================================================

(1) Adjustments primarily represent earnings associated with unassigned capital partially offset by unallocated funding costs.

46 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

      The following table presents net revenue by geographical location (in millions):

Year Ended December 31,                       1999           1998           1997
--------------------------------------------------------------------------------
United States                               $3,254         $2,823         $3,692
United Kingdom                                 521            993          1,159
Australia                                      284            603            576
Chile                                          153            375            441
Other foreign countries                        153            295            352
--------------------------------------------------------------------------------
Consolidated net revenue(1)                 $4,365         $5,089         $6,220
================================================================================

(1) Consolidated net revenue includes net interest revenue after provision for credit losses--loans and noninterest revenue. Revenue is attributed to countries based on the location in which entities are incorporated.

      The following table presents net revenue of the Corporation organized around specific products and services (in millions):

Year Ended December 31,                      1999             1998          1997
--------------------------------------------------------------------------------
Corporate Finance                          $1,163          $ 1,460       $ 1,325
Debt Investments                               35               44            71
Private Equity                                521              452           428
Trading and Risk Management                  (127)             471         1,619
Processing Services                         1,030            1,176           949
Investment Management                         427              496           479
Private Banking                               381              596           568
Insurance                                     128              331           394
Other                                         807*              63           387
--------------------------------------------------------------------------------
Consolidated net revenue                  $ 4,365          $ 5,089       $ 6,220
================================================================================

*     Amount includes the gain on the sale of BTAL.

Note 23 -- International Operations

Management views the operations of the Corporation on a business segment basis, as disclosed in Note 22. However, in order to comply with the financial reporting regulations of the Securities and Exchange Commission, the Corporation is required to report international operations on the basis of the domicile of the customer.

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

      Subject to the above limitations, estimates and assumptions, the following tables present information attributable to international operations ($ in millions):

                                                                                   Income
                                                                                    (loss)          Net
                                      Total           Total          Total         before        income
                                     assets         revenue (1)   expenses (1)      taxes         (loss)
-------------------------------------------------------------------------------------------------------
1999
-------------------------------------------------------------------------------------------------------
International operations
  Asia                             $  1,131        $    222       $    402       $   (180)     $   (145)
  Australia/New Zealand                  60             474            624           (150)         (120)
  Western Hemisphere                  8,712             802          1,057           (255)         (206)
  Europe                             18,159             684            933           (249)         (201)
  United Kingdom                     10,885             704          1,269           (565)         (453)
  Middle East/Africa                    801              58             69            (11)           (9)
Eliminations                        (21,135)           (278)          (278)            --            --
-------------------------------------------------------------------------------------------------------
Total international                  18,613           2,666          4,076         (1,410)       (1,134)
Domestic operations                  49,544           5,253          5,258             (5)         (469)
-------------------------------------------------------------------------------------------------------
Total                              $ 68,157        $  7,919       $  9,334       $ (1,415)     $ (1,603)
=======================================================================================================
International as a percentage
  of total                               27%             34%            44%           N/M           N/M
=======================================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses--loans.

N/M Not meaningful.

                                                                                  Income
                                                                                   (loss)        Net
                                       Total       Total           Total          before      income
                                      assets     revenue (1)    expenses (1)       taxes       (loss)
----------------------------------------------------------------------------------------------------
1998
----------------------------------------------------------------------------------------------------
International operations
  Asia                             $ 11,362      $   493         $   811           $(318)      $(210)
  Australia/New Zealand              12,095        1,062             899             163         107
  Western Hemisphere                 16,568        1,625           1,771            (146)        (96)
  Europe                             19,363          963           1,010             (47)        (30)
  United Kingdom                     29,097        1,377           1,349              28          18
  Middle East/Africa                    414           30              30              --          --
Eliminations                        (25,839)      (1,228)         (1,228)             --          --
----------------------------------------------------------------------------------------------------
Total international                  63,060        4,322           4,642            (320)       (211)
Domestic operations                  70,055        7,726           7,483             243         138
----------------------------------------------------------------------------------------------------
Total                              $133,115      $12,048         $12,125           $ (77)      $ (73)
International as a percentage
  of total                               47%          36%             38%            N/M         N/M
====================================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses--loans.

N/M Not Meaningful.


                               Bankers Trust Corporation and its Subsidiaries 47

                                                                               Income       Net
                                      Total          Total         Total       before    income
                                     assets        revenue (1)  expenses (1)    taxes     (loss)
------------------------------------------------------------------------------------------------
1997
------------------------------------------------------------------------------------------------
International operations
  Asia                             $ 18,203        $   916       $   975       $  (59)     $(44)
  Australia/New Zealand              10,598            939           827          112        83
  Western Hemisphere                 16,420          1,618         1,509          109        81
  Europe                             15,787          1,050         1,014           36        26
  United Kingdom                     29,396          1,374         1,268          106        79
  Middle East/Africa                    471             66            62            4         3
Eliminations                        (18,210)          (851)         (851)          --        --
------------------------------------------------------------------------------------------------
Total international                  72,665          5,112         4,804          308       228
Domestic operations                  67,437          7,034         6,103          931       638
------------------------------------------------------------------------------------------------
Total                              $140,102        $12,146       $10,907       $1,239      $866
===============================================================================================
International as a percentage
  of total                               52%            42%           44%          25%       26%
===============================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses--loans.

Note 24-- Derivative Financial Instruments and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Corporation is a party to a variety of derivative and off-balance sheet financial instruments to meet the needs of its customers and to manage its exposure to interest rate and other risks. These financial instruments consist of derivatives (such as swaps, forwards and options), securities lending indemnifications, and credit-related arrangements and involve varying degrees of credit risk and market risk.

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

Trading Derivative Financial Instruments

The Corporation manages trading positions in a variety of derivative contracts. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur. As a result of the Acquisition, the Corporation's former derivatives activities have been largely transferred to Deutsche Bank entities, and it is anticipated that the existing positions at December 31, 1999 will be reduced further over time.

      As required by SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," the amounts disclosed below represent the end-of-period fair values of trading derivatives and their average aggregate fair values during the year. These amounts are presented gross before the impact of master netting agreements. The gross fair values of trading derivatives do not represent the amount of market or credit risk of derivatives in the trading portfolio. Rather, they indicate the extent of involvement in the over-the-counter (OTC) markets for interest rate, foreign exchange rate, equity and commodity price derivatives, and exchange traded options during the year. Any measurement of risk is meaningful only when all related factors are identified, such as risk-offsetting transactions, master netting agreements, and the value of any related collateral. These factors are considered in internal risk analyses. The accounting impact of netting agreements, which is applied on a cross-product basis in accordance with the terms of each master agreement and which is calculated based on the criteria prescribed by FIN 39, is provided below in order to display how these amounts are reflected in trading assets and trading liabilities in the consolidated balance sheet.


48 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

      Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities after application of master netting agreements. The following table reflects the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                          At December 31, 1999              Average during 1999
                                     -----------------------------      --------------------------
(in millions)                          Assets        (Liabilities)       Assets      (Liabilities)
--------------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
  Swap Contracts                     $ 6,400          $ (6,570)         $ 12,295       $(11,966)

Interest Rate Contracts
  Forwards                                --                --               205           (249)
  Options purchased                      519                                 771
  Options written                                         (614)                            (834)

Foreign Exchange Rate Contracts
  Spot and Forwards                       11                (3)            7,228         (7,081)
  Options purchased                      351                               1,043
  Options written                                         (350)                            (946)
Equity-related contracts               1,760            (1,865)            4,323         (4,685)
Commodity-related and
  other contracts                        853              (852)              693           (682)

Exchange-Traded Options
Interest Rate                             --                --                 3             (1)
Foreign Exchange                          --                --                 2             (1)
Commodity                                 --                --                 2             (3)
Equity                                    --               (16)              136             --
--------------------------------------------------------------------------------------------------
Total Gross Fair Values                9,894           (10,270)           26,701        (26,448)
--------------------------------------------------------------------------------------------------
Impact of Netting Agreements          (5,087)            5,087           (17,024)        17,024
--------------------------------------------------------------------------------------------------
                                     $ 4,807(1)       $ (5,183)(1)      $  9,677       $ (9,424)
                                     =======          ========          ========       ========

                                            At December 31, 1998          Average during 1998
                                     -----------------------------      --------------------------
(in millions)                          Assets        (Liabilities)     Assets      (Liabilities)
--------------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
  Swap Contracts                     $ 26,923          $(26,401)      $ 24,062       $(22,222)
Interest Rate Contracts
  Forwards                                188              (193)           252           (242)
  Options purchased                     2,236                            1,509
  Options written                                        (2,111)                       (1,615)
Foreign Exchange Rate Contracts
  Spot and Forwards                    17,851           (17,169)        14,780        (14,875)
  Options purchased                     1,254                            1,436
  Options written                                        (1,048)                       (1,260)
Equity-related contracts                5,508            (5,672)         4,808         (5,551)
Commodity-related and
  other contracts                         966              (970)           775           (780)

Exchange-Traded Options
Interest Rate                              12                (4)             8             (8)
Foreign Exchange                           30               (39)            24            (20)
Commodity                                   8                (9)           578           (394)
Equity                                    531              (372)             2             (4)
--------------------------------------------------------------------------------------------------
Total Gross Fair Values                55,507           (53,988)        48,234        (46,971)
--------------------------------------------------------------------------------------------------
Impact of Netting Agreements          (38,131)           38,131        (30,481)        30,481
--------------------------------------------------------------------------------------------------
                                      $17,376 (1)      $(15,857)(1)   $ 17,753       $(16,490)
                                      =======          ========       ========       ========

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

End-User Derivative Financial Instruments

The Corporation, as an end user, utilizes various types of derivative products (principally interest rate and currency swaps) to manage the interest rate, currency and other market risks associated with certain liabilities such as interest-bearing deposits, short-term borrowings and long-term debt, as well as loans and other assets. Revenue or expense pertaining to management of interest rate exposure is predominantly recognized over the life of the contract as an adjustment to interest revenue or expense.

      When the Corporation issues liabilities at fixed interest rates it subjects itself to risk as market interest rates change. This risk is managed by entering into interest rate contracts which change the fixed rate cash flows into variable rate cash flows.

      When the Corporation purchases foreign currency denominated assets or issues foreign currency denominated debt, it subjects itself to risk as exchange rates move. This risk is managed by entering into currency swaps and forwards.

      The fair values and other information related to end-user derivatives are disclosed in Note 26.

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


                               Bankers Trust Corporation and its Subsidiaries 49

--------------------------------------------------------------------------------

effects of leveraged derivative transactions are reflected in the table below.

Notional Amounts
(in millions)                             December 31, 1999            December 31, 1998
-----------------------------------------------------------------------------------------
                                                      End                           End
                                       Trading       User(1)        Trading       User(1)
-----------------------------------------------------------------------------------------
Interest rate contracts
Swaps                                  $172,778      $38,404      $1,079,450      $94,041
Futures                                      --           --         110,995           --
Forwards                                  4,151           --          84,741          600
Options purchased
  Exchange traded                            --           --          22,362           --
  OTC                                    29,068           13         135,671          146
Options written
  Exchange traded                            --           --          15,873           --
  OTC                                    18,378           --         122,497           --
-----------------------------------------------------------------------------------------
Total                                  $224,375      $38,417      $1,571,589      $94,787
=========================================================================================
Foreign exchange rate contracts
Spot, forwards, futures                $  2,309      $     4      $  647,221      $ 5,063
Swaps                                    15,351        2,736          67,059        4,425
OTC options purchased                     8,990           --          38,179           --
OTC options written                       8,792           --          37,932           --
-----------------------------------------------------------------------------------------
Total                                  $ 35,442      $ 2,740      $  790,391      $ 9,488
=========================================================================================
Equity derivative contracts
Swaps                                  $  3,134           --      $    5,851           --
Futures and forwards                        470           --           5,026           --
Options purchased
  Exchange traded                            --           --          10,124           --
  OTC                                     3,899           --          31,035           --
Options written
  Exchange traded                            --           --           8,164           --
  OTC                                     1,493           --          14,354           --
-----------------------------------------------------------------------------------------
Total                                  $  8,996      $    --      $   74,554           --
=========================================================================================
Commodity and other contracts (2)
Swaps                                  $  9,693      $    --      $    4,974           --
Futures                                      --           --             534           --
Forwards                                     --           --             843           --
Options purchased
  Exchange traded                            --           --              81           --
  OTC                                     1,815           --           2,666           --
Options written
  Exchange traded                            --           --             264           --
  OTC                                     1,749           --           2,596           --
-----------------------------------------------------------------------------------------
Total                                  $ 13,257      $    --      $   11,958           --
=========================================================================================

(1) These are hedges of loans, other assets, interest-bearing deposits, other short-term borrowings and long-term debt.

(2) Excluded from the notional amounts above were benefit-responsive contracts reflecting actuarial-related risk, minimal market risk and no credit risk, for which the notional values totaled $7.6 billion and $11.0 billion at December 31, 1999 and 1998, respectively.

Swaps

Interest rate swap contracts generally represent the contractual exchange of fixed and floating rate payments of a single currency, based on a notional amount and an interest reference rate. Cross-currency interest rate swap contracts generally involve the exchange of payments which are based on the interest reference rates availa ble at the inception of the contract on two different currency principal balances that are exchanged. The principal balances are re-exchanged at an agreed upon rate at a specified future date. Equity swap contracts typically involve the payment of an amount equal to the total return of a U.S. or international equity index, basket of equities, or an individual equity over a fixed time period in exchange for receiving a floating interest rate, both based upon the same notional amount.

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

      The Corporation is subject to credit risk as a purchaser of an option contract, and is subject to market risk to the extent of the purchase price of the option. The Corporation is subject to market risk on its written option contracts, but not to credit risk since the customer has already performed according to the terms of the contract by paying a cash premium up front.

Financial Instruments with Off-Balance Sheet Credit Risk

As required by SFAS 105, off-balance sheet credit risk amounts are determined without consideration of the value of any related collateral and reflect the total potential loss on commitments to purchase securities for all obligors (including governments); securities lending indemnifications; and undrawn commitments, standby letters of credit and similar arrangements.


50 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Securities and Money Market Activities

(in millions)                      December 31, 1999        December 31, 1998
--------------------------------------------------------------------------------
                                Contract    Credit Risk    Contract  Credit Risk
                                 Amount        Amount       Amount      Amount
--------------------------------------------------------------------------------
Commitments to purchase(1)      $    57      $    57      $    80      $    80
Securities lending
  indemnifications               37,553       37,553       41,695       41,695
--------------------------------------------------------------------------------

(1) Includes $57 million and $65 million of forward-dated money market assets at December 31, 1999 and 1998, respectively.

      Securities lending indemnifications represent the market value of customers' securities lent to third parties. The Corporation indemnifies customers to the extent of the replacement cost and/or the market value of the securities in the event of a failure by a third party to return the securities lent. The market value of collateral, primarily cash, received for customers' securities lent was in excess of the contract amounts and was approximately $39 billion at December 31, 1999 and $43 billion at December 31, 1998.

Credit-Related Arrangements

(in millions)                      December 31, 1999         December 31, 1998
-------------------------------------------------------------------------------
                                                Credit                    Credit
                                 Contract        Risk       Contract       Risk
                                   Amount       Amount       Amount       Amount
-------------------------------------------------------------------------------
Commitments to
  extend credit(1)                $19,073      $19,073      $19,707      $19,707
Standby letters of credit and
  similar arrangements(2)           4,700        4,700        3,422        3,422
-------------------------------------------------------------------------------

(1) Includes participations to other entities of approximately $1 billion and $2 billion at December 31, 1999 and 1998, respectively. Of the non-participated amount, approximately $7 billion and $5 billion expire in one year or less at December 31, 1999 and 1998, respectively.

(2) Includes participations to other entities of approximately $1 billion at December 31, 1999 and 1998.

      Commitments to extend credit represent contractual commitments to make loans and revolving credits. Commitments generally have fixed expiration dates or other termination clauses and require the payment of a fee. Because commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements. Included in the amounts above are unused commitments to extend credit that are related to loans held for trading purposes.

      Standby letters of credit and similar arrangements ("standbys"), issued primarily to support corporate obligations, commit the Corporation to make payments on behalf of customers contingent upon the failure of the customer to perform under the terms of the contract. Standbys at December 31, 1999 related to customer obligations such as commercial paper, medium- and long-term notes and debentures (including industrial revenue obligations), as well as other financial and performance-related obligations. At December 31, 1999, $3.380 billion will expire within one year, $1.027 billion from one to four years and $293 million after four years.

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

Note 25 -- Concentrations of Credit Risk

The Corporation, as required by SFAS 105, has identified two significant concentrations of credit risk: OECD country banks and OECD country central governments, their agencies and central banks. Together they represented 27 percent and 37 percent of total credit risk (after exclusion of securities lending indemnifications for customers) at December 31, 1999 and 1998, respectively. The Organization for Economic Cooperation and Development (OECD) is an international organization of countries which are committed to market-oriented economic policies, including the promotion of private enterprise and free market prices, liberal trade policies, and the absence of exchange controls. The OECD consists of 29 industrialized countries that are located primarily in Western Europe and North America, as well as Australia, Japan, New Zealand and South Korea. For regulatory capital purposes, domestic and foreign bank regulators generally assign OECD country central governments, their agencies and their central banks a credit risk weighting of zero percent, which means that no credit risk capital is required to support their financial instruments. OECD country banks are assigned the next lowest credit risk weighting (20 percent) by these regulators. The largest counterparty concentration was the U.S. government and its related entities, which comprised approximately 89 percent of the OECD country governments category. Within all other counterparties, approximately 43 percent was collateralized by cash and U.S. government securities.

      The following table reflects the aggregate credit risk by groups of counterparties, as defined by SFAS 105, relating to on- and off-balance sheet financial instruments, including derivatives, at December 31, 1999 and 1998.


                               Bankers Trust Corporation and its Subsidiaries 51

--------------------------------------------------------------------------------

Credit Risk

                                            On-Balance   Off-Balance
(in millions)                                  Sheet        Sheet          Total
--------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------
Significant concentrations(1)
  OECD country banks                         $ 12,767      $ 3,541      $ 16,308
  OECD country governments                      4,975           --         4,975
--------------------------------------------------------------------------------
Total significant concentrations               17,742        3,541        21,283
All other(3)                                   36,345       57,842        94,187
--------------------------------------------------------------------------------
Total                                        $ 54,087      $61,383      $115,470
================================================================================
1998
--------------------------------------------------------------------------------
Significant concentrations(1)
  OECD country banks(2)                      $ 36,584      $ 3,019      $ 39,603
  OECD country governments                     12,277          416        12,693
--------------------------------------------------------------------------------
Total significant concentrations               48,861        3,435        52,296
All other(3)                                   70,096       61,960       132,056
--------------------------------------------------------------------------------
Total                                        $118,957      $65,395      $184,352
================================================================================

(1)   For these purposes, Poland has been excluded from the OECD categories.

(2) Included in the on-balance sheet component of this category was approximately $2 billion at December 31, 1998 that was collateralized by U.S. government securities.

(3) The "all other" category of credit risk is diversified with respect to type of obligor and counterparty. Included in the on-balance sheet component of this category was approximately $5 billion and $13 billion at December 31, 1999 and 1998, respectively, that was collateralized by cash and U.S. government securities. Included in the off-balance sheet component of this category at December 31, 1999 was approximately $36 billion that was collateralized by cash and U.S. government securities and approximately $18 billion of unused commitments to extend credit, approximately $7 billion of which expire in one year or less. The corresponding amounts for December 31, 1998 were $42 billion, $19 billion and $7 billion, respectively.

Note 26 -- Fair Value of Financial Instruments

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


52 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

The following are the estimated fair values of the Corporation's financial instruments followed by a general description of the methods and assumptions used to estimate such fair values.

Fair Value of Financial Instruments
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Underlying      Effect of                 Fair Value Over
                                                             Book             Fair          End-User      Total          (Under)
(in millions) December 31, 1999                              Value            Value        Derivative   Fair Value      Book Value
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets, Including Hedges
Cash and due from banks                                     $ 3,212          $ 3,212        $  --        $  3,212          $  --
Interest-bearing deposits with banks                          4,693            4,693           --           4,693             --
Federal funds sold                                            2,472            2,472           --           2,472             --
Securities purchased under resale agreements                  6,764            6,766           --           6,766              2
Securities borrowed                                              --               --           --              --             --
Trading assets (see Notes 3 and 24)                          19,017           19,017           --          19,017             --
Securities available for sale (see Note 4)                    3,252            3,114          138           3,252             --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit, net           18,602           18,813           (3)         18,810            208
Customer receivables                                            306              306           --             306             --
Due from customers on acceptances                               262              262           --             262             --
Accounts receivable and accrued interest                      2,307            2,307           --           2,307             --
Other financial assets                                        3,030            3,175           --           3,175            145
Financial Liabilities, Including Hedges
Noninterest-bearing deposits                                  4,989            4,989           --           4,989             --
Interest-bearing deposits                                    18,480           18,217          171          18,388            (92)
Trading liabilities (see Notes 3 and 24)                      5,266            5,266           --           5,266             --
Securities loaned and securities sold
  under repurchase agreements                                    56               56           --              56             --
Other short-term borrowings                                  11,540           11,542           --          11,542              2
Acceptances outstanding                                         266              266           --             266             --
Other financial liabilities                                   5,208            5,208           --           5,208             --
Long-term debt*                                              16,434           16,329          109          16,438              4
Net investments in foreign subsidiaries                          --               --           --              --             --

------------------------------------------------------------------------------------------------------------------------------------
(in millions) December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets, Including Hedges
Cash and due from banks                                     $ 2,837          $ 2,837        $  --        $  2,837          $  --
Interest-bearing deposits with banks                          2,382            2,376           --           2,376             (6)
Federal funds sold                                            2,484            2,484           --           2,484             --
Securities purchased under resale agreements                 17,053           17,074           --          17,074             21
Securities borrowed                                          14,709           14,709           --          14,709             --
Trading assets (see Notes 3 and 24)                          46,170           46,170           --          46,170             --
Securities available for sale (see Note 4)                   12,748           12,814          (66)         12,748             --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit, net           22,142           22,602          (78)         22,524            382
Customer receivables                                          1,524            1,524           --           1,524             --
Due from customers on acceptances                               232              232           --             232             --
Accounts receivable and accrued interest                      3,815            3,815           --           3,815             --
Other financial assets                                        2,532            2,693          (14)          2,679            147
Financial Liabilities, Including Hedges
Noninterest-bearing deposits                                  4,473            4,473           --           4,473             --
Interest-bearing deposits                                    32,861           32,977          (70)         32,907             46
Trading liabilities (see Notes 3 and 24)                     27,253           27,253           --          27,253             --
Securities loaned and securities sold
  under repurchase agreements                                17,420           17,428           --          17,428              8
Other short-term borrowings                                  16,313           16,350           13          16,363             50
Acceptances outstanding                                         232              232           --             232             --
Other financial liabilities                                   6,697            6,679           --           6,679            (18)
Long-term debt*                                              19,423           19,756         (380)         19,376            (47)
Net investments in foreign subsidiaries                          --               --          (15)            (15)           (15)
====================================================================================================================================

*     Includes trust preferred capital securities.

A discussion of the nature, objectives and strategies for using end-user derivatives can be found in Note 24.


                               Bankers Trust Corporation and its Subsidiaries 53

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Net
                                         Securities                         Interest-     Other                  investments
                                          available               Other     bearing     short-term    Long-      in foreign
(in millions) December 31, 1999           for sale     Loans      assets    deposits    borrowings  term debt(1) subsidiaries  Total
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps(2)
  Pay Variable
    Unrealized Gain                        $  --       $ --       $  --       $  44       $   3       $  25       $  --       $  72
    Unrealized (Loss)                         --         (2)         --        (256)         (3)       (171)         --        (432)
------------------------------------------------------------------------------------------------------------------------------------
Pay Variable Net                              --         (2)         --        (212)         --        (146)         --        (360)
------------------------------------------------------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                            1         --          --          58          --           7          --          66
    Unrealized (Loss)                         --         --          --         (17)         --          --          --         (17)
------------------------------------------------------------------------------------------------------------------------------------
Pay Fixed Net                                  1         --          --          41          --           7          --          49
------------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                        1         --          --         102           3          32          --         138
------------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized (Loss)                     --         (2)         --        (273)         (3)       (171)         --        (449)
------------------------------------------------------------------------------------------------------------------------------------
Total Net                                  $   1       $ (2)      $  --       $(171)      $  --       $(139)      $  --       $(311)
====================================================================================================================================
Forward Rate Agreements
  Unrealized Gain                          $  1        $ --       $  --       $  --       $  --       $  --       $  --       $   1
  Unrealized (Loss)                           --         --          --          --          --          --          --          --
------------------------------------------------------------------------------------------------------------------------------------
  Net                                      $   1       $ --       $  --       $  --       $  --       $  --       $  --       $   1
====================================================================================================================================
Currency Swaps and Forwards
  Unrealized Gain                          $ 136       $ --       $  --       $  --       $  --       $  54       $  --       $ 190
  Unrealized (Loss)                           --         (1)         --          --          --         (24)         --         (25)
------------------------------------------------------------------------------------------------------------------------------------
  Net                                      $ 136       $ (1)      $  --       $  --       $  --       $  30       $  --       $ 165
====================================================================================================================================
Other Contracts
  Unrealized Gain                          $  --       $ --       $  --       $  --       $  --       $  --       $  --       $  --
  Unrealized (Loss)                           --         --          --          --          --          --          --          --
------------------------------------------------------------------------------------------------------------------------------------
  Net                                      $  --       $ --       $  --       $  --       $  --       $  --       $  --       $  --
====================================================================================================================================
Total Unrealized Gain                      $ 138       $ --       $  --       $ 102       $   3       $  86       $  --       $ 329
Total Unrealized (Loss)                       --         (3)         --        (273)         (3)       (195)         --        (474)
------------------------------------------------------------------------------------------------------------------------------------
Total Net                                  $ 138       $ (3)      $  --       $(171)      $  --       $(109)      $  --       $(145)
====================================================================================================================================
(in millions) December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps(2)
  Pay Variable
    Unrealized Gain                        $  64       $  8       $  --       $ 149       $  17       $ 471       $  --       $ 709
    Unrealized (Loss)                         (3)        (7)         --         (13)        (14)        (55)         --         (92)
------------------------------------------------------------------------------------------------------------------------------------
Pay Variable Net                              61          1          --         136           3         416          --         617
------------------------------------------------------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                            6         --          --           3          --           7          --          16
    Unrealized (Loss)                       (129)       (76)        (13)        (70)        (16)        (30)         --        (334)
------------------------------------------------------------------------------------------------------------------------------------
Pay Fixed Net                               (123)       (76)        (13)        (67)        (16)        (23)         --        (318)
------------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                       70          8          --         152          17         478          --         725
------------------------------------------------------------------------------------------------------------------------------------
  Total Unrealized (Loss)                   (132)       (83)        (13)        (83)        (30)        (85)         --        (426)
------------------------------------------------------------------------------------------------------------------------------------
Total Net                                  $ (62)      $(75)      $ (13)      $  69       $ (13)      $ 393       $  --       $ 299
====================================================================================================================================
Forward Rate Agreements
  Unrealized Gain                          $  --       $ --       $  --       $  --       $  --       $  --       $  --       $  --
  Unrealized (Loss)                           --         --          --          --          --          --          --          --
------------------------------------------------------------------------------------------------------------------------------------
  Net                                      $  --       $ --       $  --       $  --       $  --       $  --       $  --       $  --
====================================================================================================================================
Currency Swaps and Forwards
  Unrealized Gain                          $   6       $ --       $  --       $   5       $   1       $  76       $  19       $ 107
  Unrealized (Loss)                           (7)        (3)         (1)         (4)         (1)        (89)        (34)       (139)
------------------------------------------------------------------------------------------------------------------------------------
  Net                                      $  (1)      $ (3)      $  (1)      $   1       $  --       $ (13)      $ (15)      $ (32)
====================================================================================================================================
Other Contracts
  Unrealized Gain                          $  --       $ --       $  --       $  --       $  --       $  --       $  --       $  --
  Unrealized (Loss)                           (3)        --          --          --          --          --          --          (3)
------------------------------------------------------------------------------------------------------------------------------------
  Net                                      $  (3)      $ --       $  --       $  --       $  --       $  --       $  --       $  (3)
====================================================================================================================================
Total Unrealized Gain                      $  76       $  8       $  --       $ 157       $  18       $ 554       $  19       $ 832
Total Unrealized (Loss)                     (142)       (86)        (14)        (87)        (31)       (174)        (34)       (568)
------------------------------------------------------------------------------------------------------------------------------------
Total Net                                  $ (66)      $(78)      $ (14)      $  70       $ (13)      $ 380       $ (15)      $ 264
====================================================================================================================================

(1)   Includes trust preferred capital securities

(2)   Includes swaps with embedded options to cancel.


54 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

      The unrealized gains and losses on these hedges were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions.

      The remaining maturities of the notional amounts of end-user derivatives at December 31, 1999 and December 31, 1998 were as follows:

December 31, 1999                    Interest      Foreign                 Total
(in millions)                          Rate       Currency     Equity   Notional
Notional Amount Maturing In:           Risk         Risk*       Risk      Amount
--------------------------------------------------------------------------------
2000                                  $26,641      $1,956      $ --      $28,597
2001-2002                               3,518         628        --        4,146
2003-2004                               1,470          57        --        1,527
2005 and thereafter                     6,788          99        --        6,887
--------------------------------------------------------------------------------
Total                                 $38,417      $2,740      $ --      $41,157
================================================================================

December 31, 1998                    Interest     Foreign                 Total
(in millions)                          Rate      Currency    Equity     Notional
Notional Amount Maturing In:           Risk        Risk*      Risk       Amount
--------------------------------------------------------------------------------
1999                                 $64,930      $4,579      $ --      $ 69,509
2000-2001                             13,078       4,213        --        17,291
2002-2003                              6,588         384        --         6,972
2004 and thereafter                   10,191         312        --        10,503
--------------------------------------------------------------------------------
Total                                $94,787      $9,488      $ --      $104,275
================================================================================

* Currency swaps and currency forwards are primarily based upon EURO/U.S. dollar contracts.

      For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at December 31, 1999 and December 31, 1998 were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                 Paying Variable                             Paying Fixed
December 31, 1999                                ---------------                             ------------
(in millions)                      Notional          Receive          Pay       Notional        Receive           Pay         Total
Notional Amount Maturing In:        Amount            Rate            Rate       Amount           Rate            Rate      Notional
------------------------------------------------------------------------------------------------------------------------------------
2000                                $23,569           5.79%           5.78%      $3,066           6.09%           5.82%      $26,635
2001-2002                             3,194           6.45            5.96          316           6.46            6.16         3,510
2003-2004                             1,301           6.26            5.98          168           6.33            6.23         1,469
2005 and thereafter                   6,240           6.36            6.26          550           6.24            6.24         6,790
------------------------------------------------------------------------------------------------------------------------------------
Total                               $34,304                                      $4,100                                      $38,404
====================================================================================================================================

All rates were those in effect at December 31, 1999. Variable rates are primarily based on LIBOR or Federal funds rate and may change significantly, affecting future cash flows.

------------------------------------------------------------------------------------------------------------------------------------
                                               Paying Variable                               Paying Fixed
December 31, 1998                              ---------------                               ------------
(in millions)                    Notional         Recieve            Pay      Notional         Receive            Pay        Total
Notional Amount Maturing In:      Amount            Rate             Rate      Amount            Rate             Rate      Notional
------------------------------------------------------------------------------------------------------------------------------------
1999                             $55,494            5.37%            5.18%    $ 8,704            5.34%            5.54%      $64,198
2000-2001                          9,802            5.63             5.32       3,266            4.94             6.49        13,068
2002-2003                          5,601            5.48             4.51         983            4.15             5.04         6,584
2004 and thereafter                8,071            6.49             4.90       2,120            5.28             6.34        10,191
------------------------------------------------------------------------------------------------------------------------------------
Total                            $78,968                                      $15,073                                        $94,041
====================================================================================================================================

All rates were those in effect at December 31, 1998. Variable rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

      The effect of these end-user derivatives was a net increase in revenue of $206 million for the year ended December 31, 1999 and a net increase in revenue of $175 million for the year ended December 31, 1998.

      The Corporation has reviewed its other categories of off-balance sheet instruments (forward-dated assets and liabilities, securities lending indemnifications and securities borrowed) accounted for at cost and has determined that, in the case of each such category, the unrealized gain or loss on such instruments at both December 31, 1999 and 1998 was not material.

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


                               Bankers Trust Corporation and its Subsidiaries 54

--------------------------------------------------------------------------------

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

      Other financial liabilities consisted primarily of accounts payable and accrued expenses at both December 31, 1999 and 1998.

      The fair value of long-term debt was estimated by using market quotes as well as discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.

Note 27 -- Condensed Bankers Trust Financial Statements

Condensed Statement of Income
(in millions) Year Ended December 31,                1999          1998          1997
--------------------------------------------------------------------------------------
Revenue
Dividends
  Banks                                           $    --       $   502       $    93
  Nonbanks                                            118           537           404
Interest from subsidiaries                            498           816           615
Other interest                                        118           314           275
Trading                                              (205)         (535)         (103)
Securities available for sale gains (losses)           --            39            45
Other                                                (154)           40            80
--------------------------------------------------------------------------------------
Total revenue                                         375         1,713         1,409
--------------------------------------------------------------------------------------
Expenses
Interest to subsidiaries                              253           362           217
Other interest                                        696         1,017           834
Other                                                 271           175           216
--------------------------------------------------------------------------------------
Total expenses                                      1,220         1,554         1,267
--------------------------------------------------------------------------------------
Income before income taxes and
  equity in undistributed income
  of subsidiaries and affiliates                     (845)          159           142
Income taxes (benefit)                               (409)         (465)         (222)
Income before equity in undistributed
  income of subsidiaries and affiliates              (436)          624           364
Equity in undistributed (loss) income
  of subsidiaries and affiliates                   (1,167)         (697)          502
--------------------------------------------------------------------------------------
Net Income (Loss)                                 $(1,603)      $   (73)      $   866
======================================================================================

Condensed Balance Sheet
(in millions) December 31,                                   1999          1998
--------------------------------------------------------------------------------
Assets
Cash and due from banks                                    $     3       $    29
Interest-bearing deposits with bank subsidiaries             3,219         3,237
Securities purchased under resale agreements
  with nonbank subsidiary                                       --             2
Trading assets                                                 187           957
Securities available for sale                                    4         2,180
Loans                                                          153            76
Investments in subsidiaries and affiliates
  Banks                                                      5,840         6,501
  Nonbanks                                                   1,387         1,848
Receivables from subsidiaries and affiliates
  Banks                                                        468         1,520
  Nonbanks                                                   9,320        10,191
Accounts receivable and accrued interest                       215           308
Other assets                                                 1,336           594
--------------------------------------------------------------------------------
Total assets                                               $22,132       $27,443
================================================================================
Liabilities and Stockholders' Equity
Trading liabilities                                        $    29       $    72
Commercial paper                                                --         3,411
Other short-term borrowings                                  4,806         5,057
Payables to subsidiaries and affiliates
  Banks                                                         51           326
  Nonbanks                                                   5,977         5,505
Other liabilities                                              296           461
Long-term debt                                               6,623         7,915
--------------------------------------------------------------------------------
Total liabilities                                           17,782        22,747
--------------------------------------------------------------------------------
Total stockholders' equity                                   4,350         4,696
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $22,132       $27,443
================================================================================


56 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Condensed Statement of Cash Flows
(in millions) Year Ended December 31,                     1999           1998          1997
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                       $(1,603)      $   (73)      $   866
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
  operating activities:
    Equity in undistributed loss
      (income) of subsidiaries and affiliates             1,167           697          (502)
    Deferred income taxes                                  (235)         (165)          (82)
    Net change in trading assets                            770         4,816        (2,964)
    Net change in trading liabilities                       (43)         (240)         (166)
    Securities available for sale
      (gains) losses                                         --           (39)          (45)
    Other, net                                             (375)          (29)         (632)
--------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                     (319)        4,967        (3,525)
--------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in:
  Interest-bearing deposits with
    bank subsidiaries                                        17        (1,033)        1,093
  Securities purchased under resale agreements
    with nonbank subsidiary                                 (17)         (475)         (209)
  Short-term notes receivable from
    subsidiaries and affiliates                             737         2,304        (1,255)
Securities available for sale:
  Purchases                                                (434)       (5,627)         (650)
  Maturities and other redemptions                          161           268           345
  Sales                                                   2,431         4,924           158
Increases in long-term notes receivable
  from subsidiaries                                      (1,440)       (9,843)       (2,301)
Decreases in long-term notes receivable
  from subsidiaries                                       2,196         7,607         1,037
Capital contributed to subsidiaries and affiliates         (501)       (1,158)         (688)
Return of capital from subsidiaries and affiliates          884            25           300
Other, net                                                  (78)           90            75
--------------------------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                              3,956        (2,918)       (2,095)
--------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net change in:
  Commercial paper and other
    short-term borrowings                                (3,663)       (1,609)        2,449
  Short-term notes payable to subsidiaries                  216          (618)        2,326
Issuance of long-term notes payable
  to subsidiaries                                           (10)           (1)          770
Issuance of long-term debt                                   --         2,078         2,387
Repayments of long-term debt                             (1,326)         (792)         (913)
Redemption/repurchase of preferred stock                    (18)         (264)         (152)
Purchases of treasury stock                                 (71)         (618)       (1,038)
Cash dividends paid                                        (216)         (421)         (384)
Capital contribution from Taunus                          1,400            --            --
Other, net                                                   25           128           248
--------------------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                                   (3,663)       (2,117)        5,693
--------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and
  Due From Bank s                                           (26)          (68)           73
Cash and due from banks, beginning of year                   29            97            24
--------------------------------------------------------------------------------------------
Cash and due from banks, end of year                    $     3       $    29       $    97
============================================================================================
Interest paid                                           $   975       $ 1,388       $ 1,007
============================================================================================
Income taxes paid                                       $    15       $    81       $   131
============================================================================================
Noncash financing activity:
  Conversion of debt to equity                          $    --       $    15       $    63
============================================================================================

Note 28 -- Bankers Trust Company Consolidated Summarized Financial Information

Consolidated Statement of Income
(in millions) Year Ended December 31,               1999          1998          1997
------------------------------------------------------------------------------------
Net Interest Revenue
Interest revenue                                  $ 3,399       $ 5,727       $5,287
Interest expense                                    2,429         4,371        4,070
------------------------------------------------------------------------------------
Net Interest Revenue                                  970         1,356        1,217
Provision for credit losses--loans                    (41)           40           --
------------------------------------------------------------------------------------
Net Interest Revenue After Provision
  For Credit Losses-- Loans                         1,011         1,316        1,217
------------------------------------------------------------------------------------
Noninterest Revenue
Trading                                               (50)           --          584
Fiduciary and funds management                        882           919          886
Corporate finance fees                                292           473          354
Other fees and commissions                            383           480          299
Securities available for sale gains (losses)         (153)         (141)          28
Other                                               1,294           427          415
------------------------------------------------------------------------------------
Total noninterest revenue                           2,648         2,158        2,566
------------------------------------------------------------------------------------
Noninterest Expenses
Salaries and commissions                              788           947          812
Incentive compensation and
  employee benefits*                                1,451           950        1,004
Agency and other professional service fees            363           549          357
Communication and data services                       155           164          153
Occupancy, net                                        178           183          149
Furniture and equipment                               197           213          185
Travel and entertainment                               76           112           94
Other                                                 347           393          396
Restructuring and other related activities            606            --            4
------------------------------------------------------------------------------------
Total noninterest expenses                          4,161         3,511        3,154
------------------------------------------------------------------------------------
Income (loss) before income taxes                    (502)          (37)         629
Income taxes                                          579            41          182
------------------------------------------------------------------------------------
Net Income (Loss)                                 $(1,081)      $   (78)      $  447
====================================================================================

*Includes change-of-control related costs.

      In the normal course of business, BTCo enters into various transactions with Bankers Trust and Bankers Trust's other subsidiaries. Included in the above financial statements were the following transactions and balances with such affiliates.

(in millions) Year Ended December 31,            1999          1998        1997
--------------------------------------------------------------------------------
Interest revenue                               $  246        $   824       $349
Interest expense                                  213            346        239
Noninterest revenue                               500            343        326
Noninterest expenses                              151            321        285

(in millions) December 31,                                     1999       1998
--------------------------------------------------------------------------------
Interest-earning assets                                      $    93    $11,370
Noninterest-earning assets                                       313        706
Interest-bearing liabilities                                   3,785      7,286
Noninterest-bearing liabilities                                  616      1,602


                               Bankers Trust Corporation and its Subsidiaries 57

--------------------------------------------------------------------------------

Consolidated Balance Sheet
($ in millions, except par values) December 31,                         1999           1998
---------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                              $  3,205       $   2,772
Interest-bearing deposits with banks                                    1,850           2,423
Federal funds sold                                                      2,545           2,484
Securities purchased under resale agreements                            6,694          11,374
Securities borrowed                                                        --           8,994
Trading assets                                                         12,551          39,982
Securities available for sale                                           3,017           8,564
Loans, net of allowance for credit losses of $477
   at December 31, 1999 and $620 at December 31, 1998                  17,014          21,262
Due from customers on acceptances                                         262             232
Accounts receivable and accrued interest                                1,233           2,648
Other assets                                                            2,785           3,823
---------------------------------------------------------------------------------------------
Total assets                                                         $ 51,156       $ 104,558
=============================================================================================
Liabilities
Noninterest-bearing deposits
  Domestic offices                                                   $  2,815       $   3,124
  Foreign offices                                                       2,404           1,781
Interest-bearing deposits
  Domestic offices                                                     10,719          17,285
  Foreign offices                                                      10,351          18,386
---------------------------------------------------------------------------------------------
      Total deposits                                                   26,289          40,576
Trading liabilities                                                     2,950          26,175
Securities loaned and securities sold under
  repurchase agreements                                                    50           9,667
Other short-term borrowings                                             7,162           7,867
Acceptances outstanding                                                   266             232
Accounts payable and accrued expenses                                   2,396           2,862
Other liabilities, including allowance for credit
  losses of $24 at December 31, 1999 and $18
  at December 31, 1998                                                  2,243           2,616
Long-term debt not included in risk-based capital                       3,192           6,594
Long-term debt included in risk-based capital                             174             846
Mandatorily redeemable capital securities of subsidiary
  trust holding solely junior subordinated deferrable
  interest debentures included in risk-based capital                      245             244
---------------------------------------------------------------------------------------------
Total liabilities                                                      44,967          97,679
---------------------------------------------------------------------------------------------
Stockholders' Equity
Floating rate non-cumulative preferred stock--
  Series A, $1 million par value
  Authorized, issued and outstanding:
    1999, 1,500 shares; 1998, 1,500 shares                              1,500           1,500
Common stock, $10 par value Authorized, issued and outstanding:
    1999, 212,730,867 shares; 1998, 212,730,867 shares                  2,127           2,127
Capital surplus                                                           542             541
Retained earnings                                                       2,055           3,136
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities available
    for sale, net of taxes                                                 (2)            (36)
  Foreign currency translation, net of taxes                              (33)           (389)
---------------------------------------------------------------------------------------------
Total stockholders' equity                                              6,189           6,879
---------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                           $ 51,156       $ 104,558
=============================================================================================

      See Note 9 for details of BTCo's long-term debt issued to nonaffiliates.

Note 29 -- Related Party Transactions

In conjunction with the Acquisition and subsequent integration of the Corporation into Deutsche Bank's management structure, the Corporation has entered into various related party transactions with Deutsche Bank and its affiliated entities. As previously mentioned, the Corporation transferred BTAB and substantially all of its interest in BTI to Deutsche Bank entities. This resulted in approximately $2.5 billion of net assets transferred on June 5, 1999. In addition, the Corporation has transferred at fair market value certain other entities and financial assets and liabilities to Deutsche Bank entities. In order to realign the Corporation's businesses with the Deutsche Bank management structure, the Corporation will continue to transfer other financial assets and liabilities and entities as necessary.

      In connection with the sale of BTAL to the Principal Financial Group ("Principal"), Deutsche Bank provided various representations and warranties to Principal.

      Historical BTAB employees (retirees), who were transferred to DBSI, continue to be covered by the Corporation's trusteed, noncontributory, defined benefit plan. In addition, the Corporation also provides health care benefits to these employees (retirees) who met specific age/or service requirements on January 1, 1990 provided that they retire (retired) under the principal domestic pension plan with at least ten years of service.

      The Corporation also has related party balances with Deutsche Bank or affiliated companies. These balances generally include interest-bearing deposits with banks, securities purchased under resale agreements, securities borrowed, securities loaned and securities sold under repurchase agreements, other short-term borrowings, and derivative contracts. These transactions are entered into in the ordinary course of business.

      Included in the Corporation's financial statements were the following balances with such affiliates.

(in millions)                                                  December 31, 1999
--------------------------------------------------------------------------------
Interest-earning assets                                                  $10,843
Noninterest-earning assets                                                 1,147
Interest-bearing liabilities                                               6,568
Noninterest-bearing liabilities                                              139


58 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Note 30 -- Litigation

Pursuant to an agreement (the "Agreement") with the United States Attorney's Office in the Southern District of New York entered into in 1999, BTCo pleaded guilty to misstating entries in the bank's books and records, constituting a criminal violation of Title 18, United States Code, Section 1005 and paid a fine to federal and state authorities. Although the Agreement concludes the United States Attorney's Office's investigation of BTCo, BTCo continues to cooperate with and provide information to the United States Attorney's Office and other regulatory agencies and authorities, including the Securities and Exchange Commission ("Commission"), regarding this matter. As a consequence of its guilty plea, BTCo and/or certain affiliates have received certain exemptions and continue to seek other exemptions from regulatory agencies and authorities, including the Commission, to continue to provide certain services to its clients. Although no assurance can be given that such exemptions will be granted, the Corporation does not expect further consequences of the Agreement to be materially adverse to the consolidated financial statements of the Corporation. Additional information with respect to the foregoing is set forth in the Corporation's Current Report on Form 8-K filed on March 12, 1999 with the Commission.

      In addition to the matter described above, various legal actions and proceedings involving Bankers Trust and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.


                               Bankers Trust Corporation and its Subsidiaries 59

--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Stockholder of

Bankers Trust Corporation:

We have audited the accompanying consolidated balance sheet of Bankers Trust Corporation (formerly Bankers Trust New York Corporation) and Subsidiaries (the "Corporation", a wholly owned indirect subsidiary of Deutsche Bank AG) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/S/ KPMG LLP
KPMG LLP

New York, New York
February 25, 2000


60 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------
                          SUPPLEMENTAL FINANCIAL DATA
--------------------------------------------------------------------------------

The statistical data on pages 61 through 66 should be read in conjunction with the Financial Review and the financial statements included elsewhere in this Annual Report.

      In the opinion of management, all material adjustments necessary for a fair presentation of the results of operations for the interim periods have been made.

Condensed Quarterly Consolidated Statement of Income

(in millions, except per share data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                              1999                                          1998
                                           --------------------------------------------  ------------------------------------------
                                           Fourth      Third        Second       First   Fourth      Third       Second     First
                                           Quarter    Quarter       Quarter     Quarter  Quarter    Quarter      Quarter    Quarter
-----------------------------------------------------------------------------------------------------------------------------------
Interest revenue                            $ 797     $   818       $ 1,293     $1,511    $1,716    $ 2,281       $2,305    $1,989
Interest expense                              641         664         1,057      1,250     1,448      1,945        1,939     1,587
-----------------------------------------------------------------------------------------------------------------------------------
Net interest revenue                          156         154           236        261       268        336          366       402
Provision for credit losses--loans             16         (49)          (25)        --        20         20           --        --
-----------------------------------------------------------------------------------------------------------------------------------
Net interest revenue after
     provision for credit losses--loans       140         203           261        261       248        316          366       402
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest revenue                     815       1,428             8      1,249     1,189        155        1,182     1,231
Total noninterest expenses                    867         810         2,802      1,301     1,343      1,178        1,320     1,325
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes              88         821        (2,533)       209        94       (707)         228       308
Income taxes (benefit)                        145         559          (585)        69        65       (219)          64        86
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                           $ (57)    $   262       $(1,948)    $  140    $   29    $  (488)      $  164    $  222
===================================================================================================================================
Net income (loss) applicable to
        common stock                          N/A         N/A           N/A     $  134    $   23    $  (494)      $  155    $  211
===================================================================================================================================
Earnings (Loss) Per
     Common Share:(1)
        Basic                                 N/A         N/A           N/A     $ 1.33    $ 0.24    $ (4.98)      $ 1.54    $ 2.08
        Diluted                               N/A         N/A           N/A     $ 1.30    $ 0.23    $ (4.98)      $ 1.46    $ 2.01
===================================================================================================================================
Cash dividends declared per
        common share                          N/A         N/A           N/A     $ 1.00    $ 1.00    $  1.00       $ 1.00    $ 1.00
===================================================================================================================================

N/A-- Information is not applicable as Deutsche Bank AG acquired all outstanding shares of common stock of Bankers Trust Corporation from it shareholders at a price of $93.00 per share on June 4, 1999.

(1) Due to changes in the number of average shares outstanding, quarterly earnings per share do not necessarily add to the total for the year ended December 31, 1998.

Stockholder Data

-----------------------------------------------------------------------------------------------------------------------------------
Market price
     High                                     N/A         N/A           N/A    $88 7/8    $87 7/8   $ 123 1/2   $136 7/16  $124 1/4
     Low                                      N/A         N/A           N/A     83 5/8     45          53        109 3/8     99 1/4
     End of quarter                           N/A         N/A           N/A     88 1/4     85 7/16     59        116 1/16   120 5/16
-----------------------------------------------------------------------------------------------------------------------------------

N/A-- Information is not applicable as Deutsche Bank AG acquired all outstanding shares of common stock of Bankers Trust Corporation from it shareholders at a price of $93.00 per share on June 4, 1999. The Corporation is a wholly-owned subsidiary of Deutsche Bank AG, as of the date hereof, 1 share of the Corporation's common stock par value $1 per share, was issued and outstanding.

Dividends

Cash dividends on common stock were paid in 1999 on the 25th of January and April.


                               Bankers Trust Corporation and its Subsidiaries 61

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

------------------------------------------------------------------------------------------------------------------------------
                                                     1999                        1998                         1997
                                           --------------------------   ------------------------    --------------------------
                                           Average            Average   Average          Average    Average            Average
($ in millions)                            Balance  Interest     Rate   Balance Interest    Rate    Balance  Interest     Rate
------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks
  (primarily in foreign offices)           $ 4,465     $ 309     6.92%  $ 3,316    $ 310    9.35%  $ 4,662     $ 395     8.47%
Federal funds sold
  (in domestic offices)                      3,146       160     5.09%    3,865      211    5.46%    4,758       266     5.59%
Securities purchased under resale
  agreements
    In domestic offices                      8,386       545     6.50%   15,254    1,200    7.87%   14,076       847     6.02%
    In foreign offices                       3,270       130     3.98%    8,175      435    5.32%    9,158       505     5.51%
------------------------------------------------------------            ----------------           -----------------
Total securities purchased
  under resale agreements                   11,656       675     5.79%   23,429    1,635    6.98%   23,234     1,352     5.82%
Securities borrowed
    In domestic offices                      7,254       312     4.30%   21,080    1,096    5.20%   13,128       653     4.97%
    In foreign offices                         691        71    10.27%    2,640      126    4.77%    1,763        93     5.28%
------------------------------------------------------------            ----------------           -----------------
Total securities borrowed                    7,945       383     4.82%   23,720    1,222    5.15%   14,891       746     5.01%
Trading assets
    In domestic offices (1)                  6,118       489     7.99%   10,334      973    9.42%    9,578       850     8.87%
    In foreign offices                       7,006       431     6.15%   19,685    1,423    7.23%   19,449     1,646     8.46%
------------------------------------------------------------            ----------------           -----------------
Total trading assets (1)                    13,124       920     7.01%   30,019    2,396    7.98%   29,027     2,496     8.60%
Securities available for sale
    In domestic offices
        Taxable                              2,398       171     7.13%    6,090      403    6.62%    2,635       206     7.82%
        Exempt from federal
            income taxes (1)                   676        25     3.70%    1,602       56    3.50%    1,076        40     3.72%
    In foreign offices
        Taxable                              3,460       191     5.52%    4,319      230    5.33%    4,011       230     5.73%
        Exempt from federal
            income taxes (1)                    35         8    22.86%       84       10   11.90%       92        10    10.87%
------------------------------------------------------------            ----------------           -----------------
Total securities available for sale (1)      6,569       395     6.01%   12,095      699    5.78%    7,814       486     6.22%
Loans
    In domestic offices
        Commercial and industrial            6,674       492     7.37%    5,182      386    7.45%    4,029       312     7.74%
        Financial institutions               1,467       106     7.23%    1,306       89    6.81%    1,269        92     7.25%
        Secured by real estate               1,344       113     8.41%    1,650      132    8.00%    1,561       131     8.39%
        Other (1)                            4,720       298     6.31%    3,651      230    6.30%    2,577       175     6.79%
------------------------------------------------------------            ----------------           -----------------
        Total in domestic offices (1)       14,205     1,009     7.10%   11,789      837    7.10%    9,436       710     7.52%
    In foreign offices                       7,346       482     6.56%   10,789      844    7.82%    8,923       695     7.79%
------------------------------------------------------------            ----------------           -----------------
Total loans, excluding fees (1)             21,551     1,491     6.92%   22,578    1,681    7.45%   18,359     1,405     7.65%
    Loan fees                                   --        31                 --       30                --        32
------------------------------------------------------------            ----------------           -----------------
Total loans, including fees (1)             21,551     1,522     7.06%   22,578    1,711    7.58%   18,359     1,437     7.83%
------------------------------------------------------------            ----------------           -----------------
Customer receivables
    In domestic offices                        955        70     7.33%    1,628      138    8.48%    1,589       133     8.37%
    In foreign offices                          --        --                 --       --                --        --
------------------------------------------------------------            ----------------           -----------------
Total customer receivables                     955        70     7.33%    1,628      138    8.48%    1,589       133     8.37%
------------------------------------------------------------            ----------------           -----------------
Total Interest-Earning
    Assets(1)                               69,411    $4,434     6.39%  120,650   $8,322    6.90%  104,334    $7,311     7.01%
                                                      ======                      ======                      ======
Cash and due from banks                      2,264                        2,448                      1,496
Noninterest-earning trading assets          15,008                       28,233                     21,712
Due from customers on acceptances              253                          485                        682
All other assets                            10,266                       10,741                      9,058
Allowance for credit losses--loans            (564)                        (686)                      (776)
--------------------------------------------------                     --------                   --------
Total Assets                               $96,638                     $161,871                   $136,506
==================================================                     ========                   ========
% of assets attributable to foreign offices     41%                          46%                        50%

(1) Interest and average rates are presented on a fully taxable basis. The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments to interest revenue (which recognize the income tax savings on tax-exempt assets) was 41 percent for 1999, 41 percent for 1998 and 41 percent for 1997.


62 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                      1999                         1998                             1997
                                           ---------------------------   ----------------------------    ---------------------------
                                           Average             Average   Average              Average    Average             Average
($ in millions)                            Balance   Interest     Rate   Balance  Interest       Rate    Balance   Interest     Rate
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and
    Stockholders' Equity
Interest-bearing deposits
    In domestic offices
        Time deposits                      $ 8,006      $ 431     5.38% $ 15,203     $ 879       5.78%  $ 12,133      $ 679    5.60%
        Other                                6,658        263     3.95%    6,993       304       4.35%     4,707        216    4.59%
-------------------------------------------------------------           ------------------              -------------------
        Total in domestic offices           14,664        694     4.73%   22,196     1,183       5.33%    16,840        895    5.31%
    In foreign offices
        Deposits from banks in
          foreign countries                  3,283        256     7.80%    6,430       471       7.33%     7,628        480    6.29%
        Other time and savings deposits      9,021        428     4.74%   10,474       458       4.37%    11,022        611    5.54%
        Other                                  388         46    11.86%    1,694        83       4.90%     1,952         90    4.61%
-------------------------------------------------------------           ------------------              -------------------
        Total in foreign offices            12,692        730     5.75%   18,598     1,012       5.44%    20,602      1,181    5.73%
-------------------------------------------------------------           ------------------              -------------------
Total interest-bearing deposits             27,356      1,424     5.21%   40,794     2,195       5.38%    37,442      2,076    5.54%
Trading liabilities
    In domestic offices                        286         33    11.54%    1,957       147       7.51%     1,699        181   10.65%
    In foreign offices                       2,294         98     4.27%    5,762       315       5.47%     3,966        295    7.44%
-------------------------------------------------------------           ------------------              -------------------
Total trading liabilities                    2,580        131     5.08%    7,719       462       5.99%     5,665        476    8.40%
Securities loaned and securities sold
    under repurchase agreements
    In domestic offices                      5,944        415     6.98%   19,881     1,458       7.33%    13,679        837    6.12%
    In foreign offices                       2,317        124     5.35%    8,851       439       4.96%    10,218        576    5.64%
-------------------------------------------------------------           ------------------              -------------------
Total securities loaned and securities
  sold under repurchase agreements           8,261        539     6.52%   28,732     1,897       6.60%    23,897      1,413    5.91%
Other short-term borrowings
    In domestic offices                      9,889        556     5.62%   16,488       961       5.83%    14,429        881    6.11%
    In foreign offices                       2,996        240     8.01%    5,109       366       7.16%     5,739        312    5.44%
-------------------------------------------------------------           ------------------              -------------------
Total other short-term borrowings           12,885        796     6.18%   21,597     1,327       6.14%    20,168      1,193    5.92%
Long-term debt
    In domestic offices                      9,375        545     5.81%   10,056       581       5.78%     7,725        455    5.89%
    In foreign offices                       5,922         63     1.06%    7,284       340       4.67%     3,856        200    5.19%
-------------------------------------------------------------           ------------------              -------------------
Total long-term debt                        15,297        608     3.97%   17,340       921       5.31%    11,581        655    5.66%
-------------------------------------------------------------           ------------------              -------------------
Trust preferred capital securities           1,424        114     8.01%    1,455       117       8.04%     1,401        113    8.07%
-------------------------------------------------------------           ------------------              -------------------
Total Interest-Bearing
    Liabilities                             67,803     $3,612     5.33%  117,637    $6,919       5.88%   100,154     $5,926    5.92%
                                                       ======                       ======                           ======
Noninterest-bearing deposits
    In domestic offices                      2,578                         2,766                           2,331
    In foreign offices                       1,597                         1,497                             842
--------------------------------------------------                      --------                         -------
Total noninterest-bearing deposits           4,175                         4,263                           3,173
Noninterest-bearing trading liabilities     12,097                        23,706                          18,199
Acceptances outstanding                        218                           471                             682
All other liabilities                        7,856                        10,183                           8,311
Preferred stock of subsidiary                   --                           253                              45
Stockholders' equity
    Preferred stock                            393                           522                             717
    Common stockholders' equity              4,096                         4,836                           5,225
--------------------------------------------------                      --------                         -------
Total Liabilities and
    Stockholders' Equity                   $96,638                      $161,871                        $136,506
==================================================                      ========                         =======
% of liabilities attributable
    to foreign offices                          43%                           46%                             49%
Rate spread                                                       1.06%                          1.02%                         1.09%
Net interest margin (net interest
    revenue to total interest-
    earning assets)
  In domestic offices                      $44,350      $ 509     1.15% $ 71,763     $ 545       0.76%  $ 56,367      $ 427    0.76%
  In foreign offices                        25,061        313     1.25%   48,887       858       1.76%    47,967        958    2.00%
-------------------------------------------------------------           ------------------              -------------------
Total                                      $69,411      $ 822     1.18% $120,650    $1,403       1.16%  $104,334     $1,385    1.33%
=============================================================           ==================              ===================


                               Bankers Trust Corporation and its Subsidiaries 63

--------------------------------------------------------------------------------

Volume/Rate Analysis of Changes in Net Interest Revenue

The following table attributes changes in fully taxable net interest revenue to changes in either average daily balances or average rates for both interest-earning assets and interest-bearing sources of funds. Because of the numerous simultaneous balance and rate changes during any period, it is not possible to precisely allocate such changes between balances and rates. For purposes of this table, changes that are not due solely to balance or rate changes are allocated to such categories based on the respective percentage changes in average daily balances and average rates.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               1999/98                          1998/97
                                                                       --------------------------       ---------------------------
                                                                          Increase (decrease)              Increase (decrease)
                                                                           due to change in:                due to change in:
                                                                       --------------------------       ---------------------------
                                                                       Average   Average                Average  Average
(in millions)                                                          Balance     Rate    Total        Balance    Rate      Total
-----------------------------------------------------------------------------------------------------------------------------------
Consolidated
Interest Revenue
Interest-bearing deposits with banks                                   $    91    $ (92)  $    (1)      $  (123)   $  38   $   (85)
Federal funds sold                                                         (37)     (14)      (51)          (49)      (6)      (55)
Securities purchased under resale agreements                              (717)    (243)     (960)           11      272       283
Securities borrowed                                                       (765)     (74)     (839)          454       22       476
Trading assets                                                          (1,214)    (262)   (1,476)           83     (183)     (100)
Securities available for sale                                             (331)      27      (304)          250      (37)      213
Loans                                                                      (76)    (113)     (189)          321      (47)      274
Customer receivables                                                       (51)     (17)      (68)            3        2         5
-----------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                  (3,100)    (788)   (3,888)          950       61     1,011
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                                                 (702)     (69)     (771)          182      (63)      119
Trading liabilities                                                       (270)     (61)     (331)          145     (159)      (14)
Securities loaned and securities sold under repurchase agreements       (1,336)     (22)   (1,358)          307      177       484
Other short-term borrowings                                               (538)       7      (531)           87       47       134
Long-term debt                                                            (100)    (213)     (313)          308      (42)      266
Trust preferred capital securities                                          (2)      (1)       (3)            4       --         4
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                  (2,948)    (359)   (3,307)        1,033      (40)      993
-----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                     $  (152)   $(429)  $  (581)      $   (83)   $ 101   $    18
===================================================================================================================================
Domestic Offices
Interest Revenue
Interest-bearing deposits with banks                                   $    83    $ (73)  $    10       $    15    $ (21)  $    (6)
Federal funds sold                                                         (37)     (14)      (51)          (49)      (6)      (55)
Securities purchased under resale agreements                              (472)    (184)     (656)           76      277       353
Securities borrowed                                                       (621)    (163)     (784)          412       31       443
Trading assets                                                            (353)    (131)     (484)           69       54       123
Securities available for sale                                             (293)      30      (263)          240      (27)      213
Loans                                                                      173      (23)      150           174      (47)      127
Customer receivables                                                       (51)     (17)      (68)            3        2         5
-----------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                  (1,571)    (575)   (2,146)          940      263     1,203
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                                                 (368)    (121)     (489)          285        3       288
Trading liabilities                                                       (167)      53      (114)           25      (59)      (34)
Securities loaned and securities sold under repurchase agreements         (976)     (67)   (1,043)          432      189       621
Other short-term borrowings                                               (372)     (33)     (405)          121      (41)       80
Long-term debt                                                             (40)       4       (36)          135       (9)      126
Trust preferred capital securities                                          (2)      (1)       (3)            4       --         4
Funds provided to foreign offices                                         (137)     418       281          (297)     (47)     (344)
Funds provided by foreign offices                                          (62)    (389)     (451)          475      150       625
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                  (2,124)    (136)   (2,260)        1,180      186     1,366
-----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                     $   553    $(439)  $   114       $  (240)   $  77   $  (163)
===================================================================================================================================
Foreign Offices
Interest Revenue
Interest-bearing deposits with banks                                   $     5    $ (16)  $   (11)      $  (111)   $  32   $   (79)
Securities purchased under resale agreements                              (215)     (89)     (304)          (53)     (17)      (70)
Securities borrowed                                                       (135)      80       (55)           43      (10)       33
Trading assets                                                            (806)    (186)     (992)           20     (243)     (223)
Securities available for sale                                              (51)      10       (41)           17      (17)       --
Loans                                                                     (248)     (91)     (339)          147       --       147
-----------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                  (1,450)    (292)   (1,742)           63     (255)     (192)
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                                                 (337)      55      (282)         (111)     (58)     (169)
Trading liabilities                                                       (159)     (58)     (217)          111      (91)       20
Securities loaned and securities sold under repurchase agreements         (347)      32      (315)          (72)     (65)     (137)
Other short-term borrowings                                               (165)      39      (126)          (37)      91        54
Long-term debt                                                             (54)    (223)     (277)          162      (22)      140
Funds provided by domestic offices                                         137     (418)     (281)          297       47       344
Funds provided to domestic offices                                          62      389       451          (475)    (150)     (625)
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                    (863)    (184)   (1,047)         (125)    (248)     (373)
-----------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                     $  (587)   $(108)  $  (695)      $   188    $  (7)  $   181
===================================================================================================================================


64 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Interest Rate Sensitivity

      Interest rate sensitivity data for the Corporation at December 31, 1999 is presented in the table below. For purposes of this presentation, the interest-earning/bearing components of trading assets and trading liabilities are assumed to reprice within three months.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                            By Repricing Interval
                                                            -----------------------------------------------------
                                                                      After three   After six      After                Non-
                                                              Within       months      months   one year    After  interest-
                                                               three   but within  but within but within     five    bearing
(in millions) December 31, 1999                               months   six months    one year five years    years      funds   Total
------------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks                        $  2,209       $    9      $   18    $ 2,457  $    --    $    -- $ 4,693
Federal funds sold                                             2,472           --          --         --       --         --   2,472
Securities purchased under resale agreements                   6,525           --         239         --       --         --   6,764
Trading assets                                                 5,621           --          --         --       --     13,396  19,017
Securities available for sale                                  2,197          237         194        326      298         --   3,252
Customer receivables                                             306           --          --         --       --         --     306
Gross loans                                                   16,905        1,288         219        909      641         --  19,962
Noninterest-earning assets and allowance for credit losses        --           --          --         --       --     11,691  11,691
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         36,235        1,534         670      3,692      939     25,087  68,157
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest-bearing deposits                                     14,094        1,112         189        657    2,428         --  18,480
Trading liabilities                                               53           --          --         --       --      5,213   5,266
Securities loaned and securities sold under
    repurchase agreements                                         56           --          --         --       --         --      56
Other short-term borrowings                                   10,993          264         283         --       --         --  11,540
Long-term debt                                                 5,882          753         105      6,734    1,532         --  15,006
Mandatorily redeemable capital securities of
    subsidiary trusts holding solely junior subordinated
    deferrable interest debentures                                --           --          --         --    1,428         --   1,428
Preferred stock                                                  251          125          --         --       --         --     376
Noninterest-bearing liabilities, including allowance for
    credit losses, and common stockholders' equity                --           --          --         --       --     16,005  16,005
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         31,329        2,254         577      7,391    5,388     21,218  68,157
------------------------------------------------------------------------------------------------------------------------------------
Effect of off-balance sheet hedging instruments               (5,465)       3,961          80        970      454         --      --
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap                               $   (559)      $3,241      $  173    $(2,729) $(3,995)   $ 3,869 $    --
====================================================================================================================================
Cumulative Interest Rate Sensitivity Gap                    $   (559)      $2,682      $2,855    $   126  $(3,869)   $    -- $    --
====================================================================================================================================


                               Bankers Trust Corporation and its Subsidiaries 65

--------------------------------------------------------------------------------

Deposits

      The Corporation's certificates of deposit and other time deposits issued by domestic and foreign offices in amounts of $100,000 or more, together with their remaining maturities, and other interest-bearing deposits at December 31, 1999 were as follows:

------------------------------------------------------------------------------------------------------------------------------------
(in millions)                                                                    Domestic              Foreign                 Total
------------------------------------------------------------------------------------------------------------------------------------
Certificates of deposit of $100,000 or more
    3 months or less                                                              $   637               $   32               $   669
    Over 3 through 6 months                                                         1,241                  122                 1,363
    Over 6 through 12 months                                                           38                    8                    46
    Over 12 months                                                                    511                    3                   514
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                               2,427                  165                 2,592
------------------------------------------------------------------------------------------------------------------------------------
Other time deposits of $100,000 or more
    3 months or less                                                                  181                4,188                 4,369
    Over 3 through 6 months                                                             8                  209                   217
    Over 6 through 12 months                                                            1                  119                   120
    Over 12 months                                                                    153                  111                   264
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                 343                4,627                 4,970
------------------------------------------------------------------------------------------------------------------------------------
Other                                                                               9,348                1,570                10,918
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                                                   $12,118               $6,362               $18,480
====================================================================================================================================

      Deposits by foreign depositors in domestic offices amounted to $1.5 billion, $1.4 billion and $1.0 billion at December 31, 1999, 1998 and 1997, respectively.


66 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------
                            DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

Acquisition by Deutsche Bank AG

On June 4, 1999, the change-in-control ("COC") date, pursuant to an agreement dated as of November 30, 1998, between Deutsche Bank AG ("Deutsche Bank") and Bankers Trust Corporation ("Bankers Trust"), Deutsche Bank, through its U.S. holding corporation, Taunus Corporation ("Taunus"), acquired all of the outstanding shares of common stock of Bankers Trust from its shareholders at a price of $93.00 per share (the "Acquisition").

      On June 5, 1999, Bankers Trust transferred its wholly-owned subsidiary BT Alex. Brown Incorporated ("BTAB") and substantially all of its interest in Bankers Trust International PLC ("BTI") to Deutsche Bank Securities Inc. ("DBSI") and Deutsche Holdings (BTI) Ltd., respectively, which are wholly-owned subsidiaries of Deutsche Bank. The transfer of BTAB to DBSI took the form of an exchange of stock pursuant to which BTAB became a wholly-owned subsidiary of DBSI and Bankers Trust received shares of DB U.S. Financial Markets Holding Corporation ("DBUSH"), the parent of DBSI. In the third quarter of 1999, Bankers Trust sold its shares of DBUSH to Taunus for approximately $800 million. The transfer of substantially all of Bankers Trust's interest in BTI was for cash in the amount of approximately $1.7 billion.

      On August 31, 1999, Bankers Trust Corporation completed the sale of Bankers Trust Australia Limited ("BTAL"), a wholly-owned subsidiary, to the Principal Financial Group for a price of approximately $1.3 billion. Prior to the sale, BTAL remitted to Bankers Trust Corporation a dividend for accumulated retained earnings that included proceeds from BTAL's sale of its investment banking division to Macquarie Bank. Bankers Trust Corporation also received cash for the assumption of certain BTAL long-term debt. In addition, according to the sale agreement Bankers Trust Corporation is entitled to receive an additional payment. The amount and timing of such payment is not known at this time. When such payment is received, it will be reflected in Bankers Trust's results of operations. Bankers Trust Corporation recognized a pre-tax gain of approximately $779 million in the third quarter of 1999 on the sale of BTAL.

      In connection with the Acquisition and in addition to the foregoing transactions, Bankers Trust Corporation together with its subsidiaries (the "Corporation" or the "Firm") has and will continue to transfer certain entities and financial assets and liabilities to Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer. In addition, the Corporation's money market related funding activities, which are short-term in nature, are expected to be significantly reduced over time.

      In conjunction with the Acquisition and to strengthen the Corporation's capital base, Deutsche Bank made a capital contribution of $1.4 billion in the second quarter of 1999.

      See Note 1 of Notes to Financial Statements for more information on the Acquisition by Deutsche Bank.

      Prior to the Acquisition, the Corporation was a global financial institution, providing products and services to its clients worldwide. Subsequent to the Acquisition and associated reorganization activities, the Corporation and its subsidiaries conduct their business primarily in the Americas, focusing their activities principally in the asset management, lending, institutional services, private equity and private banking businesses.

Bankers Trust Corporation

      Bankers Trust Corporation is a registered bank holding company that was incorporated in 1965. Bankers Trust, which accounted for 3 percent of consolidated assets at December 31, 1999, is the parent of Bankers Trust Company ("BTCo" or the "Bank") and its other subsidiaries.

      Bankers Trust is a legal entity separate and distinct from its subsidiaries, including BTCo. There are various legal limitations governing the extent to which certain of Bankers Trust's subsidiaries may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, Bankers Trust or certain of its other subsidiaries. The rights of Bankers Trust to participate in any distribution of assets of any subsidiary upon its dissolution, winding-up, liquidation or reorganization or otherwise are subject to the prior claims of creditors of that subsidiary, except to the extent that Bankers Trust may itself be a creditor of that subsidiary and its claims are recognized. Claims on Bankers Trust's subsidiaries by creditors other than Bankers Trust include long-term debt and substantial obligations with respect to deposit liabilities, trading liabilities, federal funds purchased, securities sold under repurchase agreements and commercial paper, as well as short-term borrowings and accounts payable.

Business Segments

      In conjunction with the Acquisition, the Corporation realigned its business activities to conform to Deutsche Bank's management structure. In this regard, the Retail and Private Banking division provides banking services to private clients, self-employed individuals as well as to smaller business clients, and offers a wide variety of banking products to these clients including financial planning services and market research and investment strategies for high net worth individuals. The Asset Management division combines the institutional asset management and retail investment fund businesses. The Global Corporates and Institutions division integrates long-standing relationship and credit-oriented commercial banking with the product and transactional orientation of investment banking for corporate clients and financial institutions. This business segment also includes credit business, trade finance, structured finance and cash management in addition to the Corporation's private equity business and trading activities. Global Technology and Services comprises custody services, payment settlement, securities settlement, and electronic banking services.

      Corporate Items include revenue and expenses that have not been allocated to business segments, the operating income and expenses of BTAL and Consorcio, and the results of smaller businesses that are not included in the main business segments.

      See Note 22 of Notes to Financial Statements for a description of these Business Segments.


                               Bankers Trust Corporation and its Subsidiaries 67

--------------------------------------------------------------------------------

Bankers Trust Company

Bankers Trust's principal banking subsidiary is Bankers Trust Company, which, along with its subsidiaries accounted for 75 percent of the Corporation's consolidated assets at December 31, 1999. BTCo, founded in 1903, originates loans and other forms of credit, accepts deposits, arranges financings and provides numerous other commercial banking and financial services.

Bankers Trust (Delaware)

      Bankers Trust (Delaware) is a state bank chartered under the laws of Delaware, which, along with its subsidiaries, accounted for 2 percent of the Corporation's consolidated assets at December 31, 1999. Bankers Trust (Delaware) engages in commercial banking activities, with an emphasis on lending, funding and corporate finance.

Supervision and Regulation

Bankers Trust is a bank holding company within the meaning of the Bank Holding Company Act of 1956, and as such is required to register with the Federal Reserve Board. As a registered bank holding company, Bankers Trust is required to file with the Federal Reserve Board certain reports and information and is restricted in certain of its acquisitions, some of which are subject to approval by the Federal Reserve Board. In addition, Bankers Trust may be required to obtain the approval of the New York State Banking Department in order for it to acquire certain bank and non-bank subsidiaries.

      Bankers Trust and its nonbank subsidiaries are affiliates of BTCo and Bankers Trust (Delaware) within the meaning of applicable federal statutes, and such banks are therefore subject to restrictions on loans and other extensions of credit to Bankers Trust and certain other affiliates and on certain other types of transactions with them or involving their securities.

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

      Based on their respective regulatory capital ratios at December 31, 1999, both BTCo and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See Note 15 of Notes to Financial Statements for information regarding the Corporation's and BTCo's regulatory capital ratios.

      FDICIA contains numerous other provisions, including reporting requirements, termination of the "too big to fail" doctrine except for special cases, limitations on the FDIC's payment of deposits at foreign branches and revised regulatory standards for, among other things, real estate lending and capital adequacy.

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

      In November 1999 federal financial modernization legislation was enacted which allows qualifying banks and bank holding companies to elect to be treated as financial holding companies ("FHCs"). FHCs may engage in a broader range of activity than non-FHCs, which will be limited to the activities traditionally permissible for bank holding companies. Although bank regulatory authorities have issued interim and proposed regulations, the full scope of the new powers available to FHCs will only become clear after the bank regulatory authorities adopt final implementing regulations. The expanded activities will include insurance underwriting and agency activities, and expanded securities, mutual fund and merchant banking activities. The ability to engage in information technology and data processing related businesses will also be expanded. The expanded scope of activities permits the affiliation of firms, such as banks and insurance companies, not permissible under prior law. In order to qualify to make the FHC election, the electing foreign bank or the bank subsidiaries of the electing bank


68 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

holding company, as the case may be, must be "well capitalized", "well managed", and, if subject to the CRA, have at least a "satisfactory" CRA rating. In the case of Bankers Trust, Deutsche Bank, BTCo and Bankers Trust (Delaware) would all be required to meet the standards (or their equivalent) for it to elect FHC status.

      The modernization legislation also modifies current law related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. Although Deutsche Bank has received FHC status, the Corporation at this time is unable to predict the impact the modernization legislation may have on it and its affiliates.

      In addition to banking and securities laws, regulations and regulatory agencies governing the Corporation worldwide, the Corporation also is subject to various other laws, regulations and regulatory agencies throughout the United States and in other countries, including Germany. Furthermore, various proposals, bills and regulations have been, and may in the future be, considered in the United States Congress, the New York State Legislature and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Corporation.

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

      As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity in those markets which in turn can impact the Corporation's ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on the ability of Deutsche Bank to access the financial markets for its funding needs.

      The operations of the Corporation and its affiliates, which are widely diversified geographically and vary from country to country, involve certain economic, political and legal risks which differ from those associated with their U.S. operations. These risks include, among others, the possibility of expropriation of assets, exchange rate fluctuations, severe reductions in business levels, restrictions on the withdrawal of funds, balance-of-payments problems and changes in laws and regulations. In addition, in certain jurisdictions the operations of the Corporation and its affiliates may involve legal uncertainties. See "Cross-Border Outstandings" on page 21. Further, certain financial institutions with which the Corporation competes may not be subject to the same regulatory restrictions as the Corporation and its affiliates which may make it more difficult for the Corporation to compete with those institutions for business.


                               Bankers Trust Corporation and its Subsidiaries 69

--------------------------------------------------------------------------------

      As noted in "Supervision and Regulation" on page 68, the Corporation is regulated by and subject to various domestic and international regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.

      The Corporation is subject to operational and control risk which is the potential for loss caused by a breakdown in communication, information, processing and settlement systems or processes or a lack of compliance with the procedures on which they rely either within the Corporation and its affiliates or within the broader financial systems infrastructure.

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

Properties

BTCo owns a 39-story building at 130 Liberty Street, a 10-story office building at 4 Albany Street, both in Manhattan, and a 998-year leasehold interest in an eight-story office building in the Broadgate complex in London, England. The other principal office premises leased are a portion of a 42-story office building located at 280 Park Avenue, (formerly an owned property), seven stories of a 37-story building at 14-16 Wall Street, four stories of the office complex at the World Trade Center, all in Manhattan, an eight-story building in Jersey City, New Jersey, and a three-story building in Nashville, Tennessee. Portions of certain of these properties are leased to tenants or subtenants. In addition to the offices referred to above, branch offices and locations for other activities are occupied in cities throughout the world under various types of ownership and leaseholds. See Note 7 of Notes to Financial Statements for additional information concerning lease commitments.

Litigation and Related Matters

Pursuant to an agreement (the "Agreement") with the United States Attorney's Office in the Southern District of New York entered into in 1999, BTCo pleaded guilty to misstating entries in the bank's books and records, constituting a criminal violation of Title 18, United States Code, Section 1005 and paid a fine to federal and state authorities. Although the Agreement concludes the United States Attorney's Office's investigation of BTCo, BTCo continues to cooperate with and provide information to the United States Attorney's Office and other regulatory agencies and authorities, including the Securities and Exchange Commission ("Commission"), regarding this matter. As a consequence of its guilty plea, BTCo and/or certain affiliates have received certain exemptions and continue to seek other exemptions from regulatory agencies and authorities, including the Commission, to continue to provide certain services to its clients. Although no assurance can be given that such exemptions will be granted, the Corporation does not expect further consequences of the Agreement to be materially adverse to the consolidated financial statements of the Corporation. Additional information with respect to the foregoing is set forth in the Corporation's Current Report on Form 8-K filed on March 12, 1999 with the Commission.

      In addition to the matter described above, various legal actions and proceedings involving Bankers Trust and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.

Proposed Merger of Deutsche Bank AG and Dresdner Bank AG

      On March 9, 2000, Deutsche Bank AGand Dresdner Bank AG announced their intention to merge. Dresdner Bank AG is one of the largest banks in Germany.

      The merger, which the parties expect to complete by January 2001, is subject to the approval of the shareholders of Deutsche Bank AG and Dresdner Bank AG and of various authorities worldwide.


70 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

Directors of the Registrant

Dr. Josef Ackermann
Director since 1999
Member of the Group Board of Deutsche Bank AG
Chairman of the Board, Chief Executive Officer and President of the Corporation and Bankers Trust Company
Chairman of the Supervisory Board of Deutsche Bank Luxembourg S.A, and member of the Supervisory Boards of Eurex Frankfurt AG, Eurex Zurich AG, Linde AG, Stora Enso Oyj and Mannesmann AG. Dr. Ackermann relinquished his title as President of the Corporation and Bankers Trust Company effective January 1, 2000. Age 52.

Hans H. Angermueller
Director since 1999
Director of Bankers Trust Company. Counsel, Shearman & Sterling. Age 75.

George B. Beitzel
Director since 1977
Director of Various Corporations
Director of Bankers Trust Company. Retired Senior Vice President and Director, International Business Machines Corporation. Also a director of Computer Task Group, Inc. and Staff Leasing, Inc. Age 71.

William R. Howell
Director since 1986
Retired Chief Executive Officer and Chairman of the Board of J.C. Penney Company, Inc.
Director of Bankers Trust Company. Also a director of Exxon Mobil Corporation, Halliburton Company, Warner-Lambert Corporation, Williams, Inc., and Central & South West Corp.; and chairman, Southern Methodist University Board of Trustees. Age 64.

Hermann-Josef Lamberti
Director since 1999
Member of the Group Board of Deutsche Bank AG
Executive Vice President of Deutsche Bank AG
Director of Bankers Trust Company. Vice Chairman of Bankers Trust Corporation and Bankers Trust Company since August 19, 1999. Board member of Euroclear plc (London), Euroclear sc. (Brussels) and The Clearing House Interbank Payments Co. L.L.C. (New York); and supervisory board member of GZS (Frankfurt) and European Transaction Bank (e.t.b.); and Advisory Council Member of Carl Zeiss Stiftung, Oberkochen. Mr. Lamberti relinquished his title as Vice Chairman of Bankers Trust Company effective January 1, 2000. Age 44.

John A. Ross
Director since 1999
Chief Executive Officer of Deutsche Bank Americas Holding Corp.
Director of Bankers Trust Company. President of the Corporation and Bankers Trust Company as of January 1, 2000. Member of the Group Management Committee of Deutsche Bank AG. Also a director and chief executive officer of Taunus Corporation and director of Deutsche Bank Securities Inc. and DB Alex. Brown LLC. Age 55.

Dr. Ronaldo H. Schmitz
Director since 1999
Member of the Group Board of Deutsche Bank AG
Director of Bankers Trust Company. Chairman of Deutsche Bank Americas Holding Corp. Also a director of Deutsche Bank S.A.E.--Spain, Rohm and Haas and INSEAD--Paris, France; member of the advisory board, Morgan Grenfell Private Equity Fund; member of the Supervisory Board of Bertelsmann AG; non-executive board member, Glaxo Wellcom plc; member of the board of trustees, American Institute for Advanced Studies and American Institute for Contemporary German Studies; member of the board, Harvard Business School; and member, Central Capital Committee of Bundesverband Deutscher Banken (Federation of German Banks). Age 61.


                               Bankers Trust Corporation and its Subsidiaries 71

--------------------------------------------------------------------------------
                      EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

Set forth below are the names and ages of the executive officers of Bankers Trust, positions held and the year from which held. These officers are elected annually by the Board of Directors. There are no family relationships among such persons.*

Dr. Josef Ackermann, 52
Chairman of the Board and Chief Executive Officer
Chairman of the Board, Chief Executive Officer and President of Bankers Trust and BTCo since July 1, 1999. Member of the Group Board of Deutsche Bank AG. Also, Chairman of the Supervisory Board of Deutsche Bank Luxembourg S.A. Dr. Ackermann formerly held the position of President of the Executive Board of Credit Suisse from 1993 to 1996, of which he was a member since 1990. Dr. Ackermann relinquished his title as President of Bankers Trust and BTCo. effective January 1, 2000.

Mary Cirillo, 52
Executive Vice President
Executive Vice President of Bankers Trust and Managing Director of BTCo since June 1997. Executive Vice President of BTCo, effective January 1, 2000. Chief Executive Officer of BTCo's Global Institutional Services business and Divisional Board Member of BTCo's Global Technology & Services business. Ms. Cirillo formerly held many positions in her 20-year career at Citicorp, including division executive from 1989 to 1992; senior corporate officer for the business evaluation and corporate re-engineering unit from 1993 to 1994; and Senior Vice President of Global Finance Operations and Technology from 1994 to 1997. Ms. Cirillo resigned as an officer of Bankers Trust and BTCo effective March 1, 2000.

Yves C. de Balmann, 53
Vice Chairman
Vice Chairman of Bankers Trust since April 1997. Senior Vice President of Bankers Trust 1995-1997. Managing Director of BTCo from 1988 to September 1997. He is Co-Chairman and Co-Chief Executive Officer of DB Alex.Brown LLC and Deutsche Bank Securities Inc., and Co-Head of Global Investment Banking for Deutsche Bank.

Michael Fazio, 38
Executive Vice President and Chief Administrative Officer
Executive Vice President and Chief Operating Officer of Bankers Trust and Managing Director and Chief Operating Officer of BTCo since August 1, 1999. Effective January 1, 2000, Executive Vice President and Chief Administrative Officer of both Bankers Trust and BTCo. Mr. Fazio was formerly a Partner at Arthur Andersen LLP, where he was in charge of the New York Banking, Brokerage and Investment Banking Industry Program, the Business Process Risk Consulting Services for financial market clients, as well as a member of the firm's Global Financial Markets Advisory Committee. Mr. Fazio resigned as an officer of Bankers Trust and BTCo effective March 1, 2000.

Hermann-Josef Lamberti, 44
Vice Chairman
Vice Chairman of Bankers Trust and BTCo. since August 19, 1999. Executive Vice President of Deutsche Bank AG since December 1998. Member of the Group Board of Deutsche Bank AG. Mr. Lamberti formerly held the position of General Manager of IBM, Germany from 1997 to 1998 and Vice President Marketing and Brand Management from 1995 to 1996. Mr. Lamberti relinquished his title as Vice Chairman of BTCo effective January 1, 2000.

Troland S. Link, 63
General Counsel
General Counsel of Bankers Trust and Managing Director and General Counsel of BTCo since July 21, 1999. Also, General Counsel of Deutsche Bank Americas since 1997. Mr. Link was formerly a Partner at Davis Polk & Wardwell.

Eugene A. Ludwig, 53
Vice Chairman
Vice Chairman of Bankers Trust and BTCo since May 1998. Mr. Ludwig formerly held the positions of Comptroller of the Currency of the United States from 1993 to April 1998, chairman of the Federal Financial Institutions Examination Council, chairman of Neighborhood Housing Services, and director of the Federal Deposit Insurance Corporation. Mr. Ludwig was head of the Control Committee and Capital Commitment Committee and was responsible for risk and control, legal, regulatory and other governmental issues central to implementing global strategies in securities underwriting, lending and related businesses. In addition, Mr. Ludwig was responsible for the Firm's corporate responsibility area. Mr. Ludwig resigned as an officer of Bankers Trust and BTCo effective December 31, 1999.

Rodney A. McLauchlan, 46
Executive Vice President
Executive Vice President of Bankers Trust since April 1997. Senior Vice President of Bankers Trust from 1992 to April 1997. Managing Director of BTCo 1987-1995 and since 1998. He has held the position of Managing Director of DB Alex. Brown LLC (and its predecessors BT Securities Corporation and BT Alex. Brown Incorporated) since 1995. Mr. McLauchlan is Chief Executive Officer of Latin America for the Deutsche Bank Group.

John A. Ross, 55
President
President of Bankers Trust and BTCo since January 1, 2000. Chief Executive Officer of Deutsche Bank Americas Holding Corp. since October 25, 1999. Mr. Ross formerly held senior management positions in his 21-year career at The Bank of New York, including Executive Vice President, Head of Global Asset and Liability Management.

Mayo A. Shattuck III, 45
Vice Chairman
Vice Chairman of Bankers Trust since September 1997. He formerly held the positions of President and Chief Operating Officer of Alex. Brown Incorporated from 1991 to September 1997. He is Co-Chairman and Co-Chief Executive Officer of DB Alex. Brown LLC and Deutsche Bank Securities Inc., and Co-Head of Global Investment Banking for Deutsche Bank.

* Certain of the executive officers held the Senior Managing Director title for a portion of 1996 and 1997. BTCo eliminated the title effective January 1, 1998 and reverted to the use of the Managing Director title as the most senior title below that of Vice Chairman.


72 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

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

Extension of Directors and Officers Liability Insurance Program

Deutsche Bank maintains Directors & Officers Liability Insurance, under which Bankers Trust Corporation is co-insured. This program will reimburse Bankers Trust and/or any of its subsidiaries for certain payments they may be required to make in indemnifying their directors and officers, and covers directors and officers against certain liabilities and expenses for which they may not or cannot be indemnified by Bankers Trust and/or any of its subsidiaries. The program also includes coverage for a director or an officer who serves as a director of a non-subsidiary corporation at the request of the Corporation. This program is written by Zurich Insurance and other major insurance companies.

Committees of the Board of Directors

Following is a description of each of the Board Committees maintained by the Corporation and the Bank. Included with the description is the number of times each Committee met since that date and a list of the current members of each such Committee:

Executive Committee (also functions as the Dividend and Price Committees)-- 2 Meetings

The Executive Committee acts for the Board of Directors when the Board is not in session, subject to certain statutory limitations on its authority. The Committee also considers and acts on matters which do not require full Board consideration and approval and, upon the request of Management, it considers some matters on a preliminary basis before their submission for full Board consideration and approval. This Committee also serves as the Dividend Committee to declare and set aside contractually required dividends (such as those dividends declared from time to time on preferred stock issues) which may become due during the periods between scheduled Board meetings. Current Members: Josef Ackermann, Chair; Hans H. Angermueller; George B. Beitzel; John A. Ross; and Ronaldo H. Schmitz.

Audit and Fiduciary Committee -- 7 Meetings

The Audit and Fiduciary Committee is comprised entirely of independent outside directors and is appointed annually by the Board of Directors to oversee the accounting, reporting and audit practices established by Management. The function of the Committee, which meets at least quarterly, is twofold. It monitors the effectiveness and quality of the system of internal accounting policies, standards and controls designed to insure the accurate and efficient reporting of financial activities, safeguarding of assets, proper exercise of fiduciary powers and compliance with laws and regulations. The Committee meets regularly with Management, the internal auditors, the internal credit auditors and the independent external auditors (the "Auditors"). The Auditors have free access to the Committee without the presence of Management. The Committee also reviews the quality and effectiveness of the organizational structure of the trust and fiduciary business units of the Corporation and the Bank and its subsidiaries to ensure the proper exercise of fiduciary policies. In addition, the Committee monitors the activities of management fiduciary committees appointed from time to time by the Board of Directors, reviews the effective implementation of policies, practices and procedures to prevent conflicts of interest or improper interrelation between the administration of the fiduciary and banking functions of the Bank. The Committee reports regularly to the Board of Directors on its activities and such other matters as it deems necessary. Current Members: Hans H. Angermueller, Chair; George B. Beitzel; and William R. Howell.


                               Bankers Trust Corporation and its Subsidiaries 73

--------------------------------------------------------------------------------

Committee on Public Responsibility and Concern -- 2 Meetings

The Committee on Public Responsibility and Concern, which is appointed annually by the Board of Directors, reviews policy and audits the performance of the Corporation in the discharge of its social responsibilities, which include, but are not limited to, the Corporation's Equal Opportunity and Vendor Outreach programs, community reinvestment activities, contributions program and compliance with labor and employment laws and regulations. Current Members: John
A. Ross, Chair; George B. Beitzel; William R. Howell; Hermann-Josef Lamberti; and Ronaldo H. Schmitz.

Transaction Authorization Committee -- 2 Meetings

The Transaction Authorization Committee, which is comprised of at least two directors appointed annually by the Board of Directors, acts for the Board to approve certain transactions, including rated securitization transactions. Current Members: John A. Ross, Chair; and Josef Ackermann.

In addition to the Committee meetings shown above, there were six regularly scheduled meetings of the Board of Directors following the Deutsche Bank acquisition of the Corporation. Director attendance at Board meetings during the period June 22-December 13, 1999 averaged 88%; aggregate attendance at Committee meetings during the same period averaged 87%. Meeting attendance was below 75% for Mr. Howell and Dr. Schmitz, due to previously scheduled commitments.

Compensation of Non-Officer Directors

Each director who is not also an employee of the Corporation, the Bank or Deutsche Bank AG (each, a "non-officer director") receives an annual cash retainer of $32,000. For each Board, Executive Committee and Committee on Public Responsibility and Concern meeting he attends, a non-officer director receives a fee of $1,000. The Chairman of the Committee on Public Responsibility and Concern receives an additional annual fee of $3,000. Members of the Audit and Fiduciary Committee receive a fee of $5,000 for each meeting he attends and the Chairman of the Committee receives an additional annual fee of $5,000. No fees are paid to members of the Transaction Authorization Committee. Travel and out-of-pocket expenses of the directors in connection with their attendance at Board or Committee meetings are either paid for or reimbursed by the Committee.


74 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

I. Summary Compensation Table ($000 omitted)

                                                                                                             Long Term
                                                                                                            Compensation
                                                                                                 ---------------------------------
                                                       Annual Compensation                              Awards            Payouts
                                    ----------------------------------------------------------   ----------------------  ---------
                                                           Bonus
                                             ---------------------------------                                   Shares
                                                                         Total    Other Annual     Restricted Underlying    LTIP
Named Executive Officer       Year   Salary     Cash(c) +  Stock(d) =    Bonus   Compensation(e) Stock Awards    Options Payouts(f)
------------------------------------------------------------------------------------------------------------------------------------
Frank N. Newman(a)            1999  $ 900.0  $ 1,799.2   $      --   $ 1,799.2      $     6.6            --           --  $19,509.3
  Chairman, Chief Executive   1998    900.0         --          --          --          148.4            --           --    2,989.6
  Officer & President         1997    900.0    5,760.7     4,204.6     9,965.3           72.1            --       80,000    1,031.3
Dr. Josef Ackermann(b)        1999       --         --          --          --             --            --           --         --
Yves C. de Balmann            1999    350.0    5,005.0     2,145.0     7,150.0        2,827.2            --           --   22,542.7
  Vice Chairman               1998    350.0    1,012.0     4,048.0     5,060.0          923.2            --           --    2,391.7
                              1997    350.0    4,030.7     3,821.0     7,851.7             --            --       60,000      825.0
Mayo A. Shattuck III          1999    350.0    5,005.0     2,145.0     7,150.0        2,825.7            --           --    6,965.9
  Vice Chairman               1998    350.0    1,012.0     4,048.0     5,060.0             --            --       60,000         --
                              1997     66.7    5,510.7     1,000.0     6,510.7             --            --       80,000    6,572.7
Mary Cirillo                  1999    350.0    3,650.0          --     3,650.0             --            --           --    5,941.9
  Executive Vice President    1998    350.0      580.0     2,320.0     2,900.0           44.6            --           --         --
                              1997    175.0    1,350.0     1,577.3     2,927.3             --         901.3       50,000         --
Rodney A. McLauchlan          1999    350.0    2,650.0          --     2,650.0        7,500.0            --           --   15,059.1
  Executive Vice President

                                 All Other
Named Executive Officer       Compensation(g)
---------------------------------------------
Frank N. Newman(a)              $     9.6
  Chairman, Chief Executive         691.6
  Officer & President               617.6
Dr. Josef Ackermann(b)                 --
Yves C. de Balmann                    9.6
  Vice Chairman                   1,077.5
                                    907.8
Mayo A. Shattuck III                  9.6
  Vice Chairman                      79.7
                                      9.0
Mary Cirillo                          9.6
  Executive Vice President          102.1
                                    719.1
Rodney A. McLauchlan                  9.6
  Executive Vice President

(a) Mr. Newman resigned as Chairman, Chief Executive Officer and President effective June 30, 1999.
(b) Dr. Ackermann received no compensation for acting as President and Chief Executive Officer of the Corporation subsequent to the Acquisition. Compensation is paid to Dr. Ackermann by Deutsche Bank for services performed by Dr. Ackermann for Deutsche Bank and its affiliates other than the Corporation and its subsidiaries.
(c) Includes annual bonus part of which was paid in July 1999. Mr. Newman received a pro rata bonus in July 1999.
(d) Includes the value of shares under Deutsche Bank's Share Scheme Plan. Under this Plan, shares are deferred and vest in equal installments for three years. For 1999, Messrs. de Balmann and Shattuck were each awarded shares under the Share Scheme Plan valued at $2,145,000.
(e) Other Annual Compensation reflects amounts as follows: Newman -- $6,598 for ground transportation; de Balmann -- $27,207 for ground transportation; and Shattuck -- $25,697 for ground transportation. Other Annual Compensation also reflects the value of Deutsche Bank stock appreciation rights. For 1999, Messrs. de Balmann and Shattuck were each awarded stock appreciation rights valued at $2,799,976. Other Annual Compensation for Mr. McLauchlan represents a retention payment from the Corporation.
(f) Includes LTIP payouts for all deferred compensation amounts, awarded in prior years, which vested in full on June 4, 1999, the change-of-control ("COC") date. Also, includes payment for unexercised options outstanding on the COC date at $93.00 per option less the exercise price. Total COC payouts (excluding pro rata bonus included in bonus column) were as follows: Newman -- $19,509,264; de Balmann -- $22,542,695; Shattuck --
      $6,965,877; McLauchlan -- $15,059,068; and Cirillo -- $5,941,861. Messrs.
      de Balmann, Shattuck, and Ms. Cirillo received one-third of the payout in July 1999. The remaining two-thirds was deferred over the next two years pursuant to the Employment Agreements described below.
(g)   Includes company contributions to defined contribution plans.


                               Bankers Trust Corporation and its Subsidiaries 75

--------------------------------------------------------------------------------

Employment Agreements

In connection with the Acquisition of the Corporation by Deutsche Bank, the Corporation entered into agreements with Yves C. de Balmann, Mayo A. Shattuck III, Mary Cirillo and Rodney A. McLauchlan (the "Employment Agreements"). Each Employment Agreement is generally for a three-year term expiring on the third anniversary of the date of the Acquisition. Each Employment Agreement provides for an annual base salary (the "Base Salary") of at least $350,000 and an annual bonus (the "Annual Bonus") of at least $7.15 million (in the case of Messrs. de Balmann and Shattuck), $3.65 million (in the case of Ms. Cirillo) and $2.65 million (in the case of Mr. McLauchlan). A portion of each exec utive's Annual Bonus will be payable in cash, with the balance payable in, or based on the value of, Deutsche Bank common stock (the "Equity Bonus Portion"). The Equity Bonus Portion of the Annual Bonus for the executives will vest in three equal installments on the first, second and third anniversaries of the date of the Acquisition (in the case of awards made in respect of 1999), in two equal installments on each of the second and third anniversaries of the date of the Acquisition (in the case of awards made in respect of 2000) and in full on the third anniversary of the date of the Acquisition (in the case of awards made in respect of 2001). Certain of the Employment Agreements provide for the deferral of certain amounts otherwise due to the executives under incentive compensation plans of the Corporation. Each Employment Agreement also provides for a retention bonus (the "Retention Bonus"), 50% of the value of which is payable in cash and 50% of the value of which may be paid in, or based on the value of, Deutsche Bank common stock. The Retention Bonus is payable in two equal installments on each of the second and third anniversaries of the Acquisition date. The initial values of the Retention Bonuses were $8 million in the case of Ms. Cirillo, $15 million in the case of each of Messrs. de Balmann and Shattuck and $7.5 million, in the case of Mr. McLauchlan. Mr. McLauchlan subsequently entered into an agreement pursuant to which his Retention Bonus was paid to him in cash in 1999. During the employment period, each executive will be eligible to participate in the employee benefit plans of the Corporation and its affiliates and will generally receive service credit for all prior service with the Corporation and its affiliates.

      If, during the employment period, the employment of an executive is terminated by the Corporation without Cause (as such term is defined in the Employment Agreements) or such executive terminates his or her employment for Good Reason (as such term is defined in the Employment Agreements), such executive will be entitled to receive (i) any unpaid Base Salary and Annual Bonus for the remainder of the employment period, (ii) any unvested Equity Bonus Portion of the Annual Bonus will become vested and payable based on the prevailing value of Deutsche Bank common stock, and (iii) any unpaid Retention Bonus will become vested and payable. The termination benefits payable under the Employment Agreements generally supercede and replace any benefits due the executive under the Bankers Trust Change of Control Severance Plan I described below. If an amount payable to an executive under the Employment Agreement or otherwise would subject such executive to the excise tax under Section 4999 of the Code, the Corporation will make an additional payment to such executive such that after the payment of all income and excise taxes, the executive will be in the same after-tax position as if no excise tax under Section 4999 of the Code had been imposed.

      In connection with the Acquisition, the Corporation entered into a similar Employment Agreement with Frank N. Newman which would have expired in December 2003, and provided for an annual Base Salary of at least $900,000 and an Annual Bonus of at least $10.1 million, a portion of which would have been payable in, or based upon the value of Deutsche Bank common stock. Mr. Newman was also entitled to rights similar to those described above. Subsequent to the Acquisition, Mr. Newman resigned from his positions at the Corporation, and his rights under the Employment Agreement were terminated pursuant to a Separation Agreement described below.

      In June 1999, Frank N. Newman, former Chairman of the Board and Chief Executive Officer of the Corporation, terminated his Employment Agreement with the Corporation. In connection therewith, Mr. Newman and the Corporation entered into a Separation Agreement (the "Separation Agreement"), the princi-pal terms of which provided for, in addition to long-term incentive plan payouts described under "Summary Compensation Table" to Mr. Newman, cash payments and other benefits having a value of approximately $57 million. The Corporation also agreed to honor its obligations with respect to excise taxes on the payments under the Employment Agreement described above, and to continue certain health and similar benefits for a period of time.

      In February 2000, Mary Cirillo resigned, effective March 1, 2000. In connection with such resignation, Ms. Cirillo entered into a Solicitation and Consulting Agreement with Deutsche Bank, the principal terms of which provided for a payment of $17 million (the total of the annual payments remaining due under the Employment Agreement) and the continued deferral of certain other amounts payable pursuant to her Employment Agreement described above. Deutsche Bank also agreed to continue certain health and welfare benefits for a period of time. Ms. Cirillo agreed to act as a consultant for a twelve-month period following the termination date.

Change of Control Agreements

Pursuant to the Corporation's Change of Control Severance Plan I, upon termination of employment by the Corporation without "Cause" or by the executive officer for "Good Reason" (as such terms are defined in the Change of Control Severance Plan) during the two-year period immediately following a "Change of Control" of the Corporation (as defined below), each of the named executive officers would be entitled to receive a severance benefit equal to three times the sum of his base salary and the greater of average


76 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

annual bonus paid during the three-year period immediately preceding the Change of Control or annual bonus paid in the year immediately preceding the Change of Control. Such severance benefits may not exceed $7.5 million per employee. Under the Corporation's stock option and stock award plans, upon a Change of Control, all Stock Options become exercisable and all deferred stock, restricted stock and other stock-based awards become vested and immediately payable. Similarly, upon a Change of Control, the POPI and POP II units become vested and immediately payable.

      A Change of Control is defined generally as (i) the acquisition of 20% or more of the outstanding voting securities of the Corporation by an individual, entity, or group, other than from the Corporation; (ii) a change in the majority of the board of directors of the Corporation that is not approved by at least a majority of the current directors and those directors similarly approved ("incumbent directors"); (iii) the consummation of a merger, consolidation, or similar transaction involving the Corporation, unless immediately following such transaction:(A) more than 60% of the voting power of the resulting corporation's voting securities are represented by the Corporation's voting securities that were outstanding immediately prior to the transaction, (B) no person becomes the beneficial owner of 20% or more of the outstanding voting securities of the resulting corporation and (C) at least a majority of the board of directors of the resulting corporation were incumbent directors of the Corporation at the time of the approval of the transaction by the Corporation's board of directors; or (iv) the sale or disposition of all or substantially all of the assets of the Corporation or a liquidation of the Corporation.

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

      The foregoing benefits were generally replaced by, and certain amounts payable thereunder were deferred pursuant to, the Employment Agreements referred to above.

Pension Plan

Effective January 1, 1999, the Corporation's tax-qualified defined benefit pension plan was amended to: (i) convert to a cash balance plan (a type of defined benefit plan) for employees active on December 31, 1998. Opening balances were established based upon participants' December 31, 1998 accrued pension benefit plus, in certain cases based on age and length of service, 5 percent, GAM83 unisex mortality tables and the thirty (30) year Treasury bond rate for November, 1998. Special transition rules were used for participants eligible to retire under the prior plan and for participants age 50 or greater or whose age and service equaled 60 or greater. Participant cash balance accounts increase through annual Pay Credits (a percentage of base pay, up to the IRS limit, based on age) and monthly Interest Credits (based on the one (1) year Treasury bill rate for the November of the prior year plus 1 percent); (ii) change the vesting schedule to 25 percent vested after three (3) years, 50 percent after four (4) years and 100 percent after five (5) years of service; and (iii) include former Alex. Brown employees as participants in the Plan effective January 1, 1999 with eligibility (vesting) service from their original date of hire.

      At December 31, 1999, cash balances for Messrs. de Balmann, Shattuck, McLauchlan and Ms. Cirillo were $245,874, $11,200, $322,112 and $24,488, respectively.


                               Bankers Trust Corporation and its Subsidiaries 77

--------------------------------------------------------------------------------

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

Bankers Trust Corporation

                   By /S/ JAMES T. BYRNE, JR.
                      ----------------------------------------------------------
                      (James T. Byrne, Jr., Senior Vice President and Secretary)

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

DR. JOSEF ACKERMANN*                    Chairman of the Board,
---------------------------             Chief Executive Officer
(Dr. Josef Ackermann)                   and Director (Principal
                                        Executive Officer)


DOUGLAS R. BARNARD*                     Chief Financial Officer
---------------------------             (Principal Financial Officer)
(Douglas R. Barnard)


RONALD HASSEN*                          Senior Vice President and
---------------------------             Controller (Principal
(Ronald Hassen)                         Accounting Officer)


HANS H. ANGERMUELLER*                   Director
---------------------------
(Hans H. Angermueller)


GEORGE B. BEITZEL*                      Director
---------------------------
(George B. Beitzel)


MICHAEL DOBSON*                         Director
---------------------------             (elected a Director effective 2/24/2000)
(Michael Dobson)


WILLIAM R. HOWELL*                      Director
---------------------------
(William R. Howell)


HERMANN-JOSEF LAMBERTI*                 Director
---------------------------
(Hermann-Josef Lamberti)


JOHN A. ROSS*                           President and Director
---------------------------
(John A. Ross)


DR. RONALDO H. SCHMITZ*                 Director
---------------------------
(Dr. Ronaldo H. Schmitz)


*By /S/ JAMES T. BYRNE, JR.
---------------------------
    (James T. Byrne, Jr., Attorney-in-Fact)


78 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                   FORM 10-K

                                  Filed Under

                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                           BANKERS TRUST CORPORATION


79 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

                           BANKERS TRUST CORPORATION

                           EXHIBIT INDEX TO FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

3. Articles of Incorporation and By-laws, as amended
      (i)   Restated Certificate of Incorporation of the Registrant
            filed with the State of New York on June 4, 1999                  *
      (ii)  By-laws as in effect June 22, 1999                                *

4. Instruments Defining the Rights of Security Holders, Including Indentures
      (ii)  Long-Term Debt Indentures                                         1

10. Material Contracts
      (ii)  (D)   Leases for Principal Premises Described on Page 70
                  Lease Agreement relating to the seven stories of a
                  37-story building located at 14-16 Wall Street             (2)
                  Lease Agreement relating to the eight-story building
                  located in Jersey City, New Jersey                         (3)
                  Lease Agreement relating to the eight-story building
                  located in London, England                                 (4)
                  Lease Agreement relating to the three-story building in
                  Nashville, Tennessee                                       (5)
                  Lease abstract relating to Four World Trade Center,
                  New York                                                  (16)


                               Bankers Trust Corporation and its Subsidiaries 80

--------------------------------------------------------------------------------

      (iii) (A)   Management Contracts and Compensation Plans
                  (1)   Employment Contract for Frank N. Newman             (11)
                  (2)   Severance agreement with B.J. Kingdon               (12)
                  (3)   Employment agreements in connection with the
                        Agreement and Plan of Merger between Bankers
                        Trust and Deutsche Bank
                        (a)   Frank N. Newman                               (16)
                        (b)   Mary Cirillo                                  (16)
                        (c)   Mayo A. Shattuck III                          (16)
                        (d)   Yves C. de Balmann                            (16)
                  (4)   1994 Stock Option and Stock Award Plan               (7)
                  (5)   1991 Stock Option and Stock Award Plan               (8)
                  (6)   1985 Stock Option and Stock Award Plan               (9)
                        January, 1989 amendments thereto                     (6)
                  (7)   Additional Capital Accumulation Plan                (10)
                  (8)   The Supplemental Executive Retirement Plan           (4)
                  (9)   Deferred Compensation Plan for Directors             (1)
                  (10)  January, 1989 amendments to the Deferred
                        Compensation Plan for Directors and The
                        Supplemental Executive Retirement Plan               (7)
                  (11)  Partnership for One-Hundred Plan II                 (13)
                  (12)  Bankers Trust New York Corporation                  (16)
                        Change in Control Severance Plan I
                  (13)  Split Dollar Insurance Agreement                    (14)
                  (14)  Alex. Brown Incorporated 1996 Equity Incentive
                        Plan                                                (14)
                  (15)  Stock Option Agreement, dated as of November
                        30, 1998 between Bankers Trust Corporation and
                        Deutsche Bank A.G.                                  (15)

12. Statements Re Computation of Ratios
      Computation of Consolidated Ratios of Earnings to Fixed Charges        83
      Computation of Consolidated Ratios of Earnings to Combined Fixed
      Charges and Preferred Stock Dividend Requirements                      84

21. Subsidiaries of the Registrant                                           85

23. Consents of Experts                                                      86

24. Power of Attorney                                                        87

27. Financial Data Schedule                                                   *

99. Additional Exhibits
      Unaudited Pro Forma Condensed Financial Statements for the year
      ended December 31, 1999                                                89

* Filed herewith.

(NOTE: FOOTNOTE REFERENCES FOR THIS INDEX APPEAR ON THE NEXT PAGE.)


81 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

                            BANKERS TRUST CORPORATION
     EXHIBIT INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               FOOTNOTE REFERENCES

(1) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated November 10, 1995, file number 1-5920.

(2) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1986, file number 1-5920.

(3) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1983, file number 1-5920.

(4) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1987, file number 1-5920.

(5) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1992, file number 1-5920.

(6) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1993, file number 1-5920.

(7) This document is incorporated by reference from Bankers Trust Corporation's Registration Statement on Form S-8 (No. 33-54971) as filed on August 9, 1994.

(8) This document is incorporated by reference from Bankers Trust Corporation's Registration Statement on Form S-8 (No. 33-41014) as filed on June 10, 1991.

(9) This document is incorporated by reference from Bankers Trust Corporation's Proxy Statement dated as of March 21, 1988, file number 1-5920.

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

(12) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated May 15, 1997, file number 1-5920.

(13) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated August 14, 1997, file number 1-5920.

(14) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated November 14, 1997, file number 1-5920.

(15) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated November 30, 1998, file number 1-5920.

(16) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1998.


                               Bankers Trust Corporation and its Subsidiaries 82

--------------------------------------------------------------------------------

                                                                   EXHIBIT 12(a)

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
        COMPUTATION OF CONSOLIDATED RATIOS OF EARNINGS TO FIXED CHARGES

                             (dollars in millions)

                                                                            Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                                   1995     1996     1997       1998       1999
-----------------------------------------------------------------------------------------------------------------
Earnings:
 1. Income (loss) before income taxes                             $  469   $1,131   $ 1,239    $   (77)   $(1,415)
 2. Add: Fixed charges excluding capitalized interest (Line 10)    5,138    5,483     5,959      6,954      3,654
 3. Less: Equity in undistributed income of unconsolidated
      subsidiaries and affiliates                                     28       30      (117)        15         75
-----------------------------------------------------------------------------------------------------------------
 4. Earnings including interest on deposits                        5,579    6,584     7,315      6,862      2,164
 5. Less: Interest on deposits                                     1,360    1,355     2,076      2,195      1,424
-----------------------------------------------------------------------------------------------------------------
 6. Earnings excluding interest on deposits                       $4,219   $5,229   $ 5,239    $ 4,667        740
=================================================================================================================
Fixed Charges:
 7. Interest expense                                              $5,105   $5,451   $ 5,926    $ 6,919    $ 3,612
 8. Estimated interest component of net rental expense                33       32        33         35         42
 9. Amortization of debt issuance expense                             --       --        --         --         --
-----------------------------------------------------------------------------------------------------------------
10. Total fixed charges including interest on deposits and
      excluding capitalized interest                               5,138    5,483     5,959      6,954      3,654
11. Add: Capitalized interest                                         --       --        --         --         --
-----------------------------------------------------------------------------------------------------------------
12. Total fixed charges                                            5,138    5,483     5,959      6,954      3,654
13. Less: Interest on deposits (Line 5)                            1,360    1,355     2,076      2,195      1,424
-----------------------------------------------------------------------------------------------------------------
14. Fixed charges excluding interest on deposits                  $3,778   $4,128   $ 3,883    $ 4,759      2,230
=================================================================================================================
Consolidated Ratios of Earnings to Fixed Charges:
Including interest on deposits (Line 4/Line 12)                     1.09     1.20      1.23        .99        N/A
=================================================================================================================
Excluding interest on deposits (Line 6/Line 14)                     1.12     1.27      1.35        .98        N/A
=================================================================================================================

For the years ended December 31, 1999 and 1998, earnings, as defined, did not cover fixed charges, including and excluding interest on deposits by $1,490 million and $92 million, respectively, as a result of a net loss recorded during the period.

N/A--Not Applicable.


83 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

                                                                   EXHIBIT 12(b)

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
        COMPUTATION OF CONSOLIDATED RATIOS OF EARNINGS TO COMBINED FIXED
               CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS

                             (dollars in millions)

                                                                                        Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                             1995      1996      1997        1998        1999
-------------------------------------------------------------------------------------------------------------------------------
Earnings:
 1. Income (loss) before income taxes                                       $  469    $1,131    $ 1,239     $   (77)    $(1,415)
 2. Add: Fixed charges excluding capitalized interest (Line 13)              5,138     5,483      5,959       6,954       3,654
 3. Less: Equity in undistributed income of unconsolidated
      subsidiaries and affiliates                                               28        30       (117)         15          75
-------------------------------------------------------------------------------------------------------------------------------
 4. Earnings including interest on deposits                                  5,579     6,584      7,315       6,862       2,164
 5. Less: Interest on deposits                                               1,360     1,355      2,076       2,195       1,424
-------------------------------------------------------------------------------------------------------------------------------
 6. Earnings excluding interest on deposits                                 $4,219    $5,229    $ 5,239     $ 4,667         740
===============================================================================================================================
Preferred Stock Dividend Requirements:
 7. Preferred stock dividend requirements                                   $   51    $   51    $    49     $    32          23
 8. Ratio of income (loss) from continuing operations before income taxes
      to income (loss) from continuing operations after income taxes           151%      148%       143%        105%         88%
-------------------------------------------------------------------------------------------------------------------------------
 9. Preferred stock dividend requirements on a pretax basis                 $   77    $   75    $    70     $    34          20
===============================================================================================================================
Fixed Charges:
10. Interest Expense                                                        $5,105    $5,451    $ 5,926     $ 6,919     $ 3,612
11. Estimated interest component of net rental expense                          33        32         33          35          42
12. Amortization of debt issuance expense                                       --        --         --          --          --
-------------------------------------------------------------------------------------------------------------------------------
13. Total fixed charges including interest on deposits and
      excluding capitalized interest                                         5,138     5,483      5,959       6,954       3,654
14. Add: Capitalized interest                                                   --        --         --          --          --
-------------------------------------------------------------------------------------------------------------------------------
15. Total fixed charges                                                      5,138     5,483      5,959       6,954       3,654
16. Add: Preferred stock dividend requirements--pretax (Line 9)                 77        75         70          34          20
-------------------------------------------------------------------------------------------------------------------------------
17. Total combined fixed charges and preferred
      stock dividend requirements on a pretax basis                          5,215     5,558      6,029       6,988       3,674
18. Less: Interest on deposits (Line 5)                                      1,360     1,355      2,076       2,195       1,424
-------------------------------------------------------------------------------------------------------------------------------
19. Combined fixed charges and preferred stock dividend requirements
      on a pretax basis excluding interest on deposits                      $3,855    $4,203    $ 3,953     $ 4,793       2,250
===============================================================================================================================
Consolidated Ratios of Earnings to Combined Fixed Charges and
      Preferred Stock Dividend Requirements:
Including interest on deposits (Line 4/Line 17)                               1.07      1.18       1.21         .98         N/A
===============================================================================================================================
Excluding interest on deposits (Line 6/Line 19)                               1.09      1.24       1.32         .97         N/A
===============================================================================================================================

For the years ended December 31, 1999 and 1998, earnings, as defined, did not cover fixed charges and preferred stock dividend requirements, including and excluding interest on deposits, by $1,510 million and $126 million, respectively, as a result of a net loss recorded during the period.

N/A--Not Applicable.


                               Bankers Trust Corporation and its Subsidiaries 84

--------------------------------------------------------------------------------

                                                                      EXHIBIT 21

                           BANKERS TRUST CORPORATION
                         SUBSIDIARIES OF THE REGISTRANT
                               DECEMBER 31, 1999

         Subsidiary(1)                    State of Incorporation
         -------------                    ----------------------
         Bankers Trust Company                  New York
         BT Holdings (NY) Inc.                  New York

All other subsidiaries of the Corporation, in the aggregate, would not constitute a significant subsidiary, as defined.

(1) Subsidiaries' names listed hereon are names under which such subsidiaries do business.


85 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

                                                                    EXHIBIT 23.1

                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-3 Nos. 33-13278, 33-58340, 33-50395, 33-51615, 33-65301, 333-15089,
333-15089-01 through -04, 333-32909, Form S-4 Nos. 333-22733, 333-22733-01 and
Form S-8 Nos. 333-12181, 333-19963, 333-57427 and 333-74999) of our report dated
February 25, 2000, with respect to the consolidated balance sheet of Bankers Trust Corporation and Subsidiaries (a wholly owned indirect subsidiary of Deutsche Bank AG) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 Annual Report on Form 10-K of Bankers Trust Corporation.


                                        /S/ KPMG LLP
                                            ------------------------------------
                                            KPMG LLP

New York, New York
March 28, 2000


                               Bankers Trust Corporation and its Subsidiaries 86

--------------------------------------------------------------------------------

                                                                      Exhibit 24

                               POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors and officers of Bankers Trust Corporation hereby constitute and appoint Dr. Josef Ackermann, John A. Ross, James T. Byrne, Jr., Douglas R. Barnard and Troland S. Link, or any one of them, their true and lawful attorney or attorneys and agent or agents, with the power and authority to sign the names of the undersigned to the Annual Report on Form 10-K for the year 1999 of Bankers Trust Corporation pursuant to Section 13 of the Securities and Exchange Act of 1934 and any amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney or attorneys and agent or agents or any one of them shall do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, each of the undersigned has subscribed these presents.

March 23, 2000                          Bankers Trust Corporation


                                        By /S/ DR. JOSEF ACKERMANN
                                               ---------------------------------
                                               Dr. Josef Ackermann
                                               Chairman of the Board


/S/ DR. JOSEF ACKERMANN
    ------------------------------------
    Dr. Josef Ackermann
    Chairman of the Board,
    Chief Executive Officer and Director
    (Principal Executive Officer)


/S/ DOUGLAS R. BARNARD
    ------------------------------------
    Douglas R. Barnard
    Chief Financial Officer
    (Principal Financial Officer)


/S/ RONALD HASSEN
    ------------------------------------
    Ronald Hassen
    Senior Vice President and Controller
    (Principal Accounting Officer)


87 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

                                                                  March 23, 2000


/S/ HANS H. ANGERMUELLER
    ---------------------------------------------------
    Hans H. Angermueller                       Director


/S/ GEORGE B. BEITZEL
    ---------------------------------------------------
    George B. Beitzel                          Director


/S/ MICHAEL DOBSON
    ---------------------------------------------------
    Michael Dobson                             Director
    (elected a Director effective 2/24/2000)


/S/ WILLIAM R. HOWELL
    ---------------------------------------------------
    William R. Howell                          Director


/S/ HERMANN-JOSEF LAMBERTI
    ---------------------------------------------------
    Hermann-Josef Lamberti                     Director


/S/ JOHN A. ROSS
    ---------------------------------------------------
    John A. Ross                 President and Director


/S/ DR. RONALDO H. SCHMITZ
    ---------------------------------------------------
    Dr. Ronaldo H. Schmitz                     Director


                               Bankers Trust Corporation and its Subsidiaries 88