Form 10-Q
period 2000-03-31
BANKERS TRUST CORP
filed 2000-05-16
CIK 9749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2000
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



        Yes  __X__                                           No  _____


 The registrant is a wholly-owned subsidiary of Deutsche Bank AG. As of the date hereof, 1 share of the registrant's Common Stock par value $1 per share, was issued and outstanding.

                            BANKERS TRUST CORPORATION

                            MARCH 31, 2000 FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Statement of Income
            Three Months Ended March 31, 2000 and 1999                       2


          Consolidated Statement of Comprehensive Income
            Three Months Ended March 31, 2000 and 1999                       3

          Consolidated Balance Sheet
            At March 31, 2000 and December 31, 1999                          4

          Consolidated Statement of Changes in Stockholders'
           Equity
             Three Months Ended March 31, 2000 and 1999                      5

          Consolidated Statement of Cash Flows
            Three Months Ended March 31, 2000 and 1999                       6

          Consolidated Schedule of Net Interest Revenue
            Three Months Ended March 31, 2000 and 1999                       7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust
Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8

  Item 3. Quantitative and Qualitative Disclosures about Market Risk        31

PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                 32

SIGNATURE                                                                   33

PART I. FINANCIAL INFORMATION
-----------------------------

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                                              Increase
THREE MONTHS ENDED MARCH 31,                                      2000            1999       (Decrease)
--------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE
  Interest revenue                                                $816          $1,511            $(695)
  Interest expense                                                 700           1,250             (550)
--------------------------------------------------------------------------------------------------------
Net interest revenue                                               116             261             (145)
Provision for credit losses-loans                                  (38)             --              (38)
--------------------------------------------------------------------------------------------------------
Net interest revenue after provision for
 credit losses-loans                                               154             261             (107)
--------------------------------------------------------------------------------------------------------
NONINTEREST REVENUE
  Trading                                                           63             340             (277)
  Fiduciary and funds management                                   205             271              (66)
  Corporate finance fees                                            37             197             (160)
  Other fees and commissions                                        80             211             (131)
  Securities available for sale gains (losses)                      --              (4)               4
  Insurance premiums                                                --              48              (48)
  Other                                                            191             186                5
--------------------------------------------------------------------------------------------------------
Total noninterest revenue                                          576           1,249             (673)
--------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries and commissions                                         123             373             (250)
  Incentive compensation and employee benefits                     118             432             (314)
  Agency and other professional service fees                        42              91              (49)
  Communication and data services                                   26              66              (40)
  Occupancy, net                                                    25              58              (33)
  Furniture and equipment                                           31              69              (38)
  Travel and entertainment                                          10              30              (20)
  Provision for policyholder benefits                               --              63              (63)
  Other                                                            247             119              128
--------------------------------------------------------------------------------------------------------
Total noninterest expenses                                         622           1,301             (679)
--------------------------------------------------------------------------------------------------------
Income before income taxes                                         108             209             (101)
Income taxes                                                        83              69               14
--------------------------------------------------------------------------------------------------------

NET INCOME                                                        $ 25          $  140            $(115)
========================================================================================================

Certain prior period amounts have been reclassified to conform to the current presentation.


                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)



THREE MONTHS ENDED MARCH 31,                                      2000             1999
---------------------------------------------------------------------------------------
NET INCOME                                                        $ 25          $   140
---------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments:
    Unrealized foreign currency translation
     gains (losses) arising during period,
     net of tax (a)                                                (36)             (30)
    Reclassification adjustment for realized
     foreign currency translation (gains)
     losses, net of tax (b)                                          4               --

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
     period, net of tax (c)                                         16               --
    Reclassification adjustment for realized (gains)
     losses, net of tax (d)                                         --               --
---------------------------------------------------------------------------------------
Total other comprehensive income (loss)                            (16)             (30)
---------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                              $  9          $   110
=======================================================================================

  (a) Amounts are net of an income tax benefit of $19 million and $23 million for the three months ended March 31, 2000 and March 31, 1999, respectively.

  (b) Amount is net of income tax expense of $2 million for the three months ended March 31, 2000.

  (c) Amounts are net of income tax expense of $10 million and $16 million for the three months ended March 31, 2000 and March 31, 1999, respectively.

  (d) Amount is net of an income tax benefit of $4 million for the three months ended March 31, 1999.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        ($ in millions, except par value)

                                                          March 31,    December 31,
                                                              2000*            1999
                                                          -------------------------
ASSETS
Cash and due from banks                                    $  2,416        $  3,212
Interest-bearing deposits with banks                          5,064           4,693
Federal funds sold                                              111           2,472
Securities purchased under resale agreements                  5,976           6,764
Trading assets:
 Government securities                                        2,333           2,296
 Corporate debt securities                                    1,231           1,367
 Equity securities                                            9,480           7,144
 Swaps, options and other derivatives                         4,138           4,807
 Other trading assets                                         4,447           3,403
------------------------------------------------------------------------------------
Total trading assets                                         21,629          19,017
Securities available for sale                                 1,210           3,252
Loans, net of allowance for credit losses
  of $422 at March 31, 2000 and $491
  at December 31, 1999                                       19,871          19,471
Customer receivables                                            266             306
Accounts receivable and accrued interest                      2,396           2,307
Other assets                                                  6,889           6,663
------------------------------------------------------------------------------------
Total                                                      $ 65,828        $ 68,157
====================================================================================
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                         $  2,733        $  2,690
  Foreign offices                                             1,968           2,299
Interest-bearing deposits
  Domestic offices                                           10,470          12,118
  Foreign offices                                             6,080           6,362
------------------------------------------------------------------------------------
Total deposits                                               21,251          23,469
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                          53              53
  Equity securities                                             367              21
  Other trading liabilities                                       9               9
 Swaps, options and other derivatives                         4,711           5,183
------------------------------------------------------------------------------------
Total trading liabilities                                     5,140           5,266
Securities loaned and securities sold under
  repurchase agreements                                          67              56
Other short-term borrowings                                  11,478          11,540
Accounts payable and accrued expenses                         3,358           3,314
Other liabilities, including allowance for
 credit losses of $18 at March 31, 2000
 and $24 at December 31, 1999                                 3,319           3,728
Long-term debt not included in risk-based capital            13,122          12,582
Long-term debt included in risk-based capital                 2,319           2,424
Mandatorily redeemable capital securities of
 subsidiary trusts holding solely junior
 subordinated deferrable interest debentures
 included in risk-based capital                               1,431           1,428
------------------------------------------------------------------------------------
Total liabilities                                            61,485          63,807
------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock                                                 365             376
Common stock, $1 par value
 Authorized, 200 shares
 Issued, 1 share                                                 --              --
Capital surplus                                               2,319           2,318
Retained earnings                                             1,705           1,686
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities available
   for sale, net of taxes                                        32              16
  Foreign currency translation, net of taxes                    (78)            (46)
------------------------------------------------------------------------------------
Total stockholders' equity                                    4,343           4,350
------------------------------------------------------------------------------------
Total                                                      $ 65,828        $ 68,157
====================================================================================

* Unaudited
Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (in millions, except par value)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31,                                    2000       1999
--------------------------------------------------------------------------------
PREFERRED STOCK
Balance, January 1                                           $   376    $   394
Preferred stock repurchased                                      (11)        --
--------------------------------------------------------------------------------
Balance, March 31                                                365        394
--------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and March 31                                    -*       105
--------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                             2,318      1,613
Preferred stock repurchased                                        1         --
Common stock distributed under employee
 benefit plans                                                    --          4
--------------------------------------------------------------------------------
Balance, March 31                                              2,319      1,617
--------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                             1,686      3,504
Net income (loss)                                                 25        140
Cash dividends declared
  Preferred stock                                                 (6)        (5)
  Common stock                                                    --        (98)
Treasury stock distributed under employee benefit plans           --        (89)
--------------------------------------------------------------------------------
Balance, March 31                                              1,705      3,452
--------------------------------------------------------------------------------
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                                --     (1,056)
Purchases of stock                                                --        (66)
Treasury stock distributed under employee benefit plans           --        294
--------------------------------------------------------------------------------
Balance, March 31                                                 --       (828)
--------------------------------------------------------------------------------
OTHER STOCKHOLDERS' EQUITY
Balance, January 1                                                --        599
Deferred stock awards granted, net                                --          1
Deferred stock distributed                                        --       (207)
Amortization of deferred compensation, net                        --         97
--------------------------------------------------------------------------------
Balance, March 31                                                 --        490
--------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                               (46)      (398)
Translation adjustments/entity transfers and sales               (53)       (53)
Income taxes                                                      21         23
--------------------------------------------------------------------------------
Balance, March 31                                                (78)      (428)
--------------------------------------------------------------------------------
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                                16        (65)
Change in unrealized net gains (losses), after applicable
 income taxes and minority interest                               16         --
--------------------------------------------------------------------------------
Balance, March 31                                                 32        (65)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY, MARCH 31                         $ 4,343    $ 4,737
================================================================================

* 1 share, $1 par value

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31,                                    2000        1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    25    $   140
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Provision for credit losses - loans                           (38)        --
   Provision for credit losses-other                              (6)        --
   Provision for policyholder benefits                            --         63
   Deferred income taxes, net                                     86         51
   Depreciation and other amortization and
    accretion                                                     12        183
   Other, net                                                    (11)         6
--------------------------------------------------------------------------------
    Earnings adjusted for noncash charges and credits             68        443
Net change in:
  Trading assets                                              (2,959)     9,804
  Trading liabilities                                           (121)    (4,519)
  Receivables and payables from securities
   transactions                                                   --        355
  Customer receivables                                            40       (330)
  Other operating assets and liabilities, net                   (455)    (1,455)
Securities available for sale losses                              --          4
--------------------------------------------------------------------------------
Net cash (used in) provided by operating activities           (3,427)     4,302
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                          (407)     1,204
  Federal funds sold                                           2,361          9
  Securities purchased under resale agreements                   788     (4,200)
  Securities borrowed                                             --     (3,778)
  Loans                                                         (410)     2,892
Securities available for sale:
  Purchases                                                     (260)    (3,354)
  Maturities and other redemptions                             2,237        476
  Sales                                                            9      2,770
Acquisitions of premises and equipment                           (12)       (40)
Other, net                                                        32       (290)
--------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            4,338     (4,311)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                                    (2,222)      (965)
  Securities loaned and securities sold under
   repurchase agreements                                          11     (1,576)
  Other short-term borrowings                                    (62)     2,148
Issuances of long-term debt                                    1,350        411
Repayments of long-term debt                                    (726)      (935)
Redemptions and repurchases of preferred stock                   (11)        --
Purchases of treasury stock                                       --        (66)
Cash dividends paid                                               (6)      (101)
Other, net                                                       (30)        12
--------------------------------------------------------------------------------
Net cash used in financing activities                         (1,696)    (1,072)
--------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                      (11)        (3)
--------------------------------------------------------------------------------
Net Decrease in Cash and Due from Banks                         (796)    (1,084)
Cash and due from banks, beginning of period                   3,212      2,837
--------------------------------------------------------------------------------
Cash and due from banks, end of period                       $ 2,416    $ 1,753
================================================================================

Interest paid                                                $ 1,039    $ 1,167
================================================================================

Income taxes paid, net                                            $2        $14
================================================================================

Noncash investing activities                                      $2        $16
================================================================================

Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                                  (in millions)
                                   (unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                     --------------------     Increase
                                                       2000        1999      (Decrease)
--------------------------------------------------------------------------------------
INTEREST REVENUE
Interest-bearing deposits with banks                 $   55      $   60        $   (5)
Federal funds sold                                       33          26             7
Securities purchased under resale agreements             43         294          (251)
Securities borrowed                                      --         223          (223)
Trading assets                                          192         329          (137)
Securities available for sale
  Taxable                                                33         142          (109)
  Exempt from federal income taxes                        2          12           (10)
Loans                                                   449         394            55
Customer receivables                                      9          31           (22)
--------------------------------------------------------------------------------------
Total interest revenue                                  816       1,511          (695)
--------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                                      147         193           (46)
  Foreign offices                                       137         229           (92)
Trading liabilities                                      --          68           (68)
Securities loaned and securities sold under
 repurchase agreements                                    1         343          (342)
Other short-term borrowings                             184         228           (44)
Long-term debt                                          202         161            41
Trust preferred capital securities                       29          28             1
--------------------------------------------------------------------------------------
Total interest expense                                  700       1,250          (550)
--------------------------------------------------------------------------------------
NET INTEREST REVENUE                                 $  116      $  261        $ (145)
======================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



BUSINESS CHANGES

     On June 4 1999, Deutsche Bank AG ("Deutsche Bank"), through its U.S. holding corporation, Taunus Corporation, acquired all of the outstanding shares of common stock of Bankers Trust Corporation ("Bankers Trust") from its shareholders (the "Acquisition"). Prior to the Acquisition, Bankers Trust Corporation together with its subsidiaries (the "Corporation" or the "Firm") was a global financial institution, providing products and services to its clients worldwide. Subsequent to the Acquisition and associated reorganization activities, the Corporation and its subsidiaries conduct their business primarily in the Americas, focusing their activities principally in the asset management, lending, institutional services, private equity, and private banking businesses.

     On June 5, 1999, Bankers Trust transferred its wholly-owned subsidiary BT Alex. Brown Incorporated ("BTAB") and substantially all of its interest in Bankers Trust International PLC ("BTI") to Deutsche Bank Securities Inc. ("DBSI") and Deutsche Holdings (BTI) Ltd., respectively, which are wholly-owned subsidiaries of Deutsche Bank. On August 31, 1999, Bankers Trust Corporation completed the sale of Bankers Trust Australia Limited ("BTAL"), a wholly-owned subsidiary, to the Principal Financial Group.

     In connection with the Acquisition, and in addition to the foregoing transactions, the Corporation has and will continue to transfer certain entities and financial assets and liabilities to Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer.

     For further discussion of these transactions, see pages 3 and 29 of Bankers Trust's 1999 Annual Report on Form 10-K.


RESULTS OF OPERATIONS

     The Corporation earned $25 million for the three months ended March 31, 2000 as compared to $140 million for the first three months of 1999.

     Because of the significant business changes as discussed above, the Corporation's historical financial statements are not fully comparable for all periods presented.

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

     Prior period results have been restated for changes in management structure.


     The following tables present results by Business Segment:

                                                             Total Non-          Pretax
Three Months Ended March 31, 2000              Total Net       interest         Income/
(in millions)                                   Revenue        Expenses          (Loss)
---------------------------------------------------------------------------------------
Retail and Private Banking                         $  36          $  39           $  (3)
Asset Management                                      81             62              19
Global Corporates and Institutions                   365            264             101
Global Technology and Services                       231            274             (43)
---------------------------------------------------------------------------------------
Total Business Segments                              713            639              74
---------------------------------------------------------------------------------------
Corporate Items                                       17            (17)             34
---------------------------------------------------------------------------------------
Total                                              $ 730          $ 622           $ 108
=======================================================================================

  * There were no material intersegment revenues among the business segments.


                                                              Total Non-          Pretax
Three Months Ended March 31, 1999              Total Net        interest         Income/
(in millions)                                   Revenue*        Expenses          (Loss)
----------------------------------------------------------------------------------------
Retail and Private Banking                        $   47          $   45          $    2
Asset Management                                      59              36              23
Global Corporates and Institutions                   841             790              51
Global Technology and Services                       231             204              27
----------------------------------------------------------------------------------------
Total Business Segments                            1,178           1,075             103
----------------------------------------------------------------------------------------
Corporate Items**                                    332             226             106
----------------------------------------------------------------------------------------
Total                                             $1,510          $1,301          $  209
========================================================================================

 * There were no material intersegment revenues among the business segments. ** Due to the sale of BTAL in the third quarter of 1999, its results are included in Corporate Items.

     The Retail and Private Banking business recorded a pre-tax loss of $3 million in the first quarter of 2000, compared to pre-tax income of $2 million in the prior year quarter. The current quarter reflected lower revenue from fiduciary and funds management activities resulting from certain foreign activities transferred to a Deutsche Bank related entity in July 1999.

     Asset Management recorded pre-tax income of $19 million in the first quarter of 2000, compared to pre-tax income of $23 million in the 1999 first quarter. The decline in pre-tax income from the prior year period was mainly attributable to an increase in personnel-related costs, partially offset by higher fiduciary and funds management revenue.

     The Global Corporates and Institutions business recorded pre-tax income of $101 million in the first quarter of 2000, compared to pre-tax income of $51 million in the 1999 first quarter. Higher revenue from private equity investments contributed to the current quarter's improvement. Total revenue and total expense declined from the prior year quarter primarily due to the transfer of BTAB and BTI to Deutsche Bank related entities in the second quarter of 1999.

     The Corporation's Global Technology and Services business recorded a pre-tax loss of $43 million for the current quarter compared to pre-tax income of $27 million in the prior year quarter. The current quarter included severance expenses related to certain senior management changes in the Global Institutional Services business.

     Corporate Items generally include revenue and expenses that have not been allocated to business segments and the results of smaller businesses that are not included in the main business segments. Due to the sale of BTAL and Consorcio in the third quarter of 1999 and second quarter of 1999, respectively, their results are included within Corporate Items for the three months ended March 31, 1999.

     The following table reconciles total pre-tax income for business segments to consolidated pre-tax income (in millions):

THREE MONTHS ENDED MARCH 31,                                    2000        1999
--------------------------------------------------------------------------------
Total pre-tax income reported for business segments            $  74       $ 103
Earnings associated with unassigned capital                       69          64
Credit quality adjustment                                         --          47
Other unallocated amounts                                        (35)         (5)
--------------------------------------------------------------------------------
Consolidated pre-tax income                                    $ 108       $ 209
================================================================================

REVENUE

                              Net Interest Revenue

     The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.


                                                 Three Months Ended
                                                      March 31,
                                               ------------------------      Increase
                                                 2000            1999       (Decrease)
--------------------------------------------------------------------------------------
NET INTEREST REVENUE (in millions)
Book basis                                    $    116        $    261        $   (145)
Tax equivalent adjustment                            1               9              (8)
--------------------------------------------------------------------------------------
Fully taxable basis                           $    117        $    270        $   (153)
======================================================================================

AVERAGE BALANCES (in millions)
Interest-earning assets                       $ 48,197        $100,160        $(51,963)
Interest-bearing liabilities                    43,914          97,016         (53,102)
--------------------------------------------------------------------------------------

Earning assets financed by
 noninterest-bearing funds                    $  4,283        $  3,144        $  1,139
======================================================================================

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                  6.82%           6.15%           0.67%
Cost of interest-bearing liabilities              6.41            5.23            1.18
--------------------------------------------------------------------------------------
Interest rate spread                              0.41            0.92           (0.51)
Contribution of noninterest-bearing
 funds                                            0.57             .17            0.40
--------------------------------------------------------------------------------------
Net interest margin                               0.98%           1.09%          (0.11)%
======================================================================================

     The significant transfers of entities and other financial assets and liabilities to Deutsche Bank following the Acquisition in June 1999 negatively impacted net interest revenue and levels of average interest-bearing assets and average interest-bearing liabilities for the three months ended March 31, 2000 as compared to the prior year period.

     Net interest revenue for the first quarter of 2000 totaled $116 million, down $145 million, or 56 percent, from the first quarter of 1999. The $145 million decrease in net interest revenue was primarily due to a $93 million decrease in trading-related net interest revenue, which was nil for the first quarter of 2000. Nontrading-related net interest revenue totaled $116 million for the first quarter of 2000 versus $168 million for the comparable period in 1999.

     In the first quarter of 2000, the interest rate spread was 0.41 percent compared to 0.92 percent in the prior year period. Net interest margin decreased to 0.98 percent from 1.09 percent. The yield on interest-earning assets increased by 67 basis points and the cost of interest-bearing liabilities increased by 118 basis points. Average interest-earning assets totaled $48.2 billion for the first quarter of 2000, down $52.0 billion from the same period in 1999. The decrease was primarily attributable to declines in trading assets and securities borrowed and other money-market related activities. Average interest-bearing liabilities totaled $43.9 billion for the first quarter of 2000, down $53.1 billion from the same period in 1999. The decrease was primarily attributable to a decline in securities sold under repurchase agreements, interest-bearing deposits and other money-market related activities.

                                 Trading Revenue


     Combined trading revenue and trading-related net interest revenue for the first quarter of 2000 was a gain of $63 million, down $370 million from the first quarter of 1999. The Corporation's trading activities were significantly reduced in the second half of 1999, reflecting the effect of integrating the Corporation into Deutsche Bank. The Corporation anticipates further curtailment of trading-related activities as a result of the Acquisition. The table below presents the Corporation's trading revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

(in millions) Three months ended March 31,                      2000        1999
--------------------------------------------------------------------------------
Interest rate risk                                              $ 16        $135
Foreign exchange risk                                             11         106
Equity and commodity risk                                         36          99
--------------------------------------------------------------------------------
Total trading revenue                                           $ 63        $340
Trading-related net interest revenue                              --          93
--------------------------------------------------------------------------------
Combined total                                                  $ 63        $433
================================================================================

     Interest Rate Risk - Trading revenue related to interest rate risk decreased from the prior year quarter. The decrease is attributable to significant reductions in the Corporation's trading activities and reassessment of risk reflective of the integration of the Corporation into Deutsche Bank.

     Foreign Exchange Risk - The decrease is primarily attributed to the overall reduction of the trading portfolio in addition to the sale of BTAL in the third quarter of 1999, which in the prior year quarter was responsible for a significant portion of the foreign exchange trading revenue.

     Equity and Commodity Risk - Trading revenue related to equity and commodity risk decreased from the prior year quarter. The decrease is reflective of reductions in trading activity consistent with the Corporation's overall curtailment of trading related activities.

                     Noninterest Revenue (Excluding Trading)

     Fiduciary and funds management revenue was down $66 million, or 24%, from the first quarter of 1999. The decrease is due primarily to the sale of BTAL in the third quarter of 1999.

     Corporate finance fees of $37 million decreased $160 million from the $197 million earned in the first quarter of 1999. The decline is primarily attributable to lower revenue from underwriting, merger and acquisition and financial advisory activities resulting from the transfer of BTAB to DBSI in June 1999.

     Other fees and commissions of $80 million decreased $131 million from the prior year quarter primarily due to lower fees for brokerage services resulting from the transfer of BTAB to DBSI in June 1999.

     Insurance premium revenue decreased $48 million from the prior year quarter. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.

     Other noninterest revenue totaled $191 million compared to $186 million in the prior year period. The current quarter reflected higher revenue from mark-to-market adjustments on venture capital equity securities.

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

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
Total allowance for credit losses                          2000             1999
--------------------------------------------------------------------------------
Loans

Balance, beginning of period                              $ 491            $ 652
Provision for credit losses                                 (38)              --
Net charge-offs
  Charge-offs                                                40               60
  Recoveries                                                  9               11
--------------------------------------------------------------------------------
Total net charge-offs                                        31               49
--------------------------------------------------------------------------------
Balance, end of period                                    $ 422*           $ 603
================================================================================

* Comprised of a specific allowance component of $235 million, a country risk component of $30 million and an expected loss component of $157 million. Not comparable to the prior year period due to revised policies and procedures for determining the allowance for credit losses implemented in the third quarter of 1999. The allowance for credit losses-loans at December 31, 1999 was $491 million and was comprised of a specific allowance of $268 million, a country risk component of $56 million and an expected loss component of $167 million

Other liabilities

Balance, beginning of period                                $ 24            $ 18
Provision for credit losses                                   (6)             --
--------------------------------------------------------------------------------
Balance, end of period                                      $ 18            $ 18
================================================================================

RESTRUCTURING AND OTHER RELATED ACTIVITIES

     During the second and fourth quarters of 1999, the Corporation recorded pre-tax charges for restructuring and other related activities totaling $633 million. For a further discussion of these charges, refer to page 43 of the Corporation's Annual Report on Form 10-K.

                                           Plan 1                         Plan 2
                                   ------------------------      -----------------------
(in millions)                      Severance          Other      Severance          Other          Total
--------------------------------------------------------------------------------------------------------
Reserve Balance as of
   December 31, 1999                  $112             $ 11         $ 57             $ 58           $238

Charges Against Reserve
   for the three months
   ended March 31, 2000                 13                6           15               --             34
--------------------------------------------------------------------------------------------------------

Ending Reserve Balance at
   March 31, 2000                     $ 99             $  5         $ 42             $ 58           $204
--------------------------------------------------------------------------------------------------------

     At March 31, 2000, $141 million of the remaining reserve balance related to severance and other termination-related costs for further staff reductions of approximately 700 positions. These severance actions, as well as the actions related to other exit activities, are expected to be substantially completed during the remainder of 2000.

EXPENSES

     As compared to the first quarter of 1999, salaries and commissions expense decreased $250 million, or 67 percent, primarily due to a decrease in the average number of employees resulting from the transfer of BTAB and BTI in the second quarter of 1999, the sale of BTAL in the third quarter of 1999 and staff reductions resulting from the Acquisition.

     Incentive compensation and employee benefits decreased $314 million, or 73 percent from the prior year quarter, resulting from the previously mentioned decrease in the average number of employees. In addition, the prior year quarter included amortization expense for deferred compensation plans.

     The provision for policyholder benefits decreased $63 million from the prior year period. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.

     Other noninterest expenses increased $128 million from the prior year period primarily due to charges payable to a Deutsche Bank affiliated company relating to compensation arrangements.

INCOME TAXES

     Income tax expense for the first quarter of 2000 amounted to $83 million, compared to $69 million in the first quarter of 1999. The effective tax rate was 77 percent for the current quarter and 33 percent for the prior year quarter. The increase in the effective tax rate is primarily due to an increase in state and local income taxes and an increase in the deferred tax valuation allowance.

BALANCE SHEET ANALYSIS

     The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.


                                               CONDENSED AVERAGE BALANCE SHEETS
                                              ----------------------------------
                                                         (in millions)
                                                1st Qtr     4th Qtr    Increase
                                                 2000        1999     (Decrease)
--------------------------------------------------------------------------------
ASSETS
 Interest-earning
  Interest-bearing deposits with banks         $  5,147    $  3,867    $  1,280
  Federal funds sold                              2,263       3,608      (1,345)
  Securities purchased under resale
   agreements                                     2,940       5,478      (2,538)
  Trading assets                                 13,885       6,221       7,664
  Securities available for sale
    Taxable                                       2,528       3,412        (884)
    Exempt from federal income taxes                 16          16          --
--------------------------------------------------------------------------------
Total securities available for sale               2,544       3,428        (884)
  Loans
    Domestic offices                             17,143      16,132       1,011
    Foreign offices                               3,642       4,613        (971)
--------------------------------------------------------------------------------
Total loans                                      20,785      20,745          40
Customer receivables                                633         569          64
--------------------------------------------------------------------------------
Total interest-earning assets                    48,197      43,916       4,281
 Noninterest-earning
  Cash and due from banks                         2,354       1,745         609
  Noninterest-earning trading assets              3,915       8,541      (4,626)
  All other assets                                9,279       8,774         505
  Less: Allowance for credit losses-loans          (424)       (508)         84
--------------------------------------------------------------------------------
Total                                          $ 63,321    $ 62,468    $    853
================================================================================

LIABILITIES
 Interest-bearing
  Interest-bearing deposits
    Domestic offices                           $ 10,879    $ 12,200    $ (1,321)
    Foreign offices                               6,955       7,659        (704)
--------------------------------------------------------------------------------
Total interest-bearing deposits                  17,834      19,859      (2,025)
  Trading liabilities                                53          39          14
  Securities loaned and securities sold
   under repurchase agreements                       61         210        (149)
  Other short-term borrowings                     9,340       7,691       1,649
  Long-term debt                                 15,197      13,915       1,282
  Trust preferred capital securities              1,429       1,427           2
--------------------------------------------------------------------------------
Total interest-bearing liabilities               43,914      43,141         773
 Noninterest-bearing
  Noninterest-bearing deposits                    4,503       4,724        (221)
  Noninterest-bearing trading liabilities         4,153       4,516        (363)
  All other liabilities                           6,421       5,542         879
--------------------------------------------------------------------------------
Total liabilities                                58,991      57,923       1,068
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
 Preferred stock                                    368         392         (24)
 Common stockholders' equity                      3,962       4,153        (191)
--------------------------------------------------------------------------------
Total stockholders' equity                        4,330       4,545        (215)
--------------------------------------------------------------------------------
Total                                          $ 63,321    $ 62,468    $    853
================================================================================

                          Securities Available for Sale

     The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows:

                                                      March 31,     December 31,
(in millions)                                              2000             1999
--------------------------------------------------------------------------------
Fair value                                             $ 1,210          $ 3,252
Amortized cost                                           1,156            3,227
                                                       -------          -------
Excess of fair value
  over amortized cost*                                 $    54          $    25
                                                       =======          =======
* Components:
    Unrealized gains                                   $    67          $    45
    Unrealized losses                                      (13)             (20)
                                                       -------          -------
                                                       $    54          $    25
                                                       =======          =======

TRADING DERIVATIVES

     The Corporation manages trading positions in a variety of derivative contracts. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur.

     The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                             At March 31,            Average During
                                                2000                  1st Qtr. 2000
                                         --------------------     --------------------
                                                      (Liabi-                  (Liabi-
(in millions)                            Assets       lities)        Assets    lities)
--------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                         $ 4,872       $(5,270)      $ 5,413    $(5,571)
Interest Rate Contracts
  Forwards                                   --            --             1         (1)
  Options purchased                          90                         241
  Options written                                        (124)                    (395)
Foreign Exchange Rate Contracts
  Spot and Forwards                          24            (3)           53         (3)
  Options purchased                         321                         318
  Options written                                        (323)                    (318)
Equity-related contracts                  1,448        (1,652)        1,023     (1,177)
Commodity-related and other contracts     1,695        (1,695)        1,004     (1,085)

Exchange-Traded Options
Interest Rate                                --            --            --         --
Foreign exchange                             --            --            --         --
Commodity                                    --            --             1         --
Equity                                       90           (46)            1         (4)
--------------------------------------------------------------------------------------
Total Gross Fair Values                   8,540        (9,113)        8,055     (8,554)
Impact of Netting Agreements             (4,402)        4,402        (4,502)     4,502
--------------------------------------------------------------------------------------
                                        $ 4,138(1)    $(4,711)(1)   $ 3,553    $(4,052)
                                        =======       ========      =======    =======

(1) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                             At December 31,             Average During
                                                  1999                     4th Qtr. 1999
                                        --------------------------    --------------------
                                                        (Liabi-                    (Liabi-
(in millions)                             Assets        lities)         Assets     lities)
------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                         $  6,400       $ (6,570)      $  6,927    $ (6,813)
Interest Rate Contracts
  Forwards                                    --             --              3          (4)
  Options purchased                          519                           414
  Options written                                          (614)                      (628)
Foreign Exchange Rate Contracts
  Spot and Forwards                           11             (3)           193        (134)
  Options purchased                          351                           388
  Options written                                          (350)                      (388)
Equity-related contracts                   1,760         (1,865)         1,620      (1,893)
Commodity-related and other contracts        853           (852)           677        (707)

Exchange-Traded Options
Interest Rate                                 --             --             --          --
Foreign exchange                              --             --             --          --
Commodity                                     --             --             --          --
Equity                                        --            (16)            --          --
------------------------------------------------------------------------------------------
Total Gross Fair Values                    9,894        (10,270)        10,222     (10,567)
------------------------------------------------------------------------------------------
Impact of Netting Agreements              (5,087)         5,087         (6,100)      6,100
------------------------------------------------------------------------------------------

                                        $  4,807(1)    $ (5,183)(1)   $  4,122    $ (4,467)
                                        ========       =========      ========    ========

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

     Total net end-user derivative unrealized losses were $343 million at March 31, 2000 compared with unrealized losses of $145 million at December 31, 1999. The $198 million decrease was primarily due to the realization of $136 million in gains relating to the sell off of securities available for sale positions and changes in interest rates.

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


                                                                            Other             Net invest-
                                                                           short-                ments in
                         Securities                        Interest-         term       Long-     foreign
(in millions)             available                Other     bearing      borrow-        term      subsi-
December 31, 1999          for sale       Loans   assets    deposits         ings      debt(1)    diaries       Total
---------------------------------------------------------------------------------------------------------------------

Interest Rate Swaps(2)
  Pay Variable
   Unrealized Gain            $  --       $  --      $--       $   4        $   3        $  18        $--       $  25
   Unrealized (Loss)             --          (1)      --        (261)          (7)        (168)        --        (437)
---------------------------------------------------------------------------------------------------------------------
Pay Variable Net                 --          (1)      --        (257)          (4)        (150)        --        (412)
---------------------------------------------------------------------------------------------------------------------
Pay Fixed
   Unrealized Gain                1          --       --          59           --            4         --          64
   Unrealized (Loss)             --          --       --         (15)          --           --         --         (15)
---------------------------------------------------------------------------------------------------------------------
Pay Fixed Net                     1          --       --          44           --            4         --          49
---------------------------------------------------------------------------------------------------------------------
Total Unrealized
   Gain                           1          --       --          63            3           22         --          89
---------------------------------------------------------------------------------------------------------------------
Total Unrealized
   (Loss)                        --          (1)      --        (276)          (7)        (168)        --        (452)
---------------------------------------------------------------------------------------------------------------------
Total Net                     $   1       $  (1)     $--       $(213)       $  (4)       $(146)       $--       $(363)
=====================================================================================================================

Currency Swaps and Forwards
  Unrealized Gain             $  --       $  --      $--       $  --        $  --        $  39        $--       $  39
  Unrealized (Loss)              --          (1)      --          --           --          (18)        --         (19)
---------------------------------------------------------------------------------------------------------------------
Net                           $  --       $  (1)     $--       $  --        $  --        $  21        $--       $  20
=====================================================================================================================

Other Contracts
  Unrealized Gain             $  --       $  --      $--       $  --        $  --        $  --        $--       $  --
  Unrealized (Loss)              --          --       --          --           --           --         --          --
---------------------------------------------------------------------------------------------------------------------
Net                           $  --       $  --      $--       $  --        $  --        $  --        $--       $  --
=====================================================================================================================

Total Unrealized
 Gain                         $   1       $  --      $--       $  63        $   3        $  61        $--       $ 128
Total Unrealized
 (Loss)                          --          (2)      --        (276)          (7)        (186)        --        (471)
---------------------------------------------------------------------------------------------------------------------
Total Net                     $   1       $  (2)     $--       $(213)       $  (4)       $(125)       $--       $(343)
=====================================================================================================================

(1) Includes trust preferred capital securities.
(2) Includes swaps with embedded options to cancel.

                                                                            Other             Net invest-
                                                                           short-                ments in
                         Securities                        Interest-         term       Long-     foreign
(in millions)             available                Other     bearing      borrow-        term      subsi-
December 31, 1999          for sale       Loans   assets    deposits         ings      debt(1)    diaries       Total
---------------------------------------------------------------------------------------------------------------------

Interest Rate Swaps(2)
  Pay Variable
   Unrealized Gain            $  --       $  --      $--       $  44        $   3        $  25        $--      $  72
   Unrealized (Loss)             --          (2)      --        (256)          (3)        (171)        --       (432)
--------------------------------------------------------------------------------------------------------------------
Pay Variable Net                 --          (2)      --        (212)          --         (146)        --       (360)
--------------------------------------------------------------------------------------------------------------------
Pay Fixed
   Unrealized Gain                1          --       --          58           --            7         --         66
   Unrealized (Loss)             --          --       --         (17)          --           --         --        (17)
--------------------------------------------------------------------------------------------------------------------
Pay Fixed Net                     1          --       --          41           --            7         --         49
--------------------------------------------------------------------------------------------------------------------
Total Unrealized
   Gain                           1          --       --         102            3           32         --        138
--------------------------------------------------------------------------------------------------------------------
Total Unrealized
   (Loss)                        --          (2)      --        (273)          (3)        (171)        --       (449)
--------------------------------------------------------------------------------------------------------------------
Total Net                     $   1       $  (2)     $--       $(171)       $  --        $(139)       $--      $(311)
====================================================================================================================

Forward Rate Agreements
  Unrealized Gain             $   1       $  --      $--       $  --        $  --        $  --        $--      $   1
  Unrealized (Loss)              --          --       --          --           --           --         --         --
--------------------------------------------------------------------------------------------------------------------
Net                           $   1       $  --      $--       $  --        $  --        $  --        $--      $   1
====================================================================================================================

Currency Swaps and Forwards
  Unrealized Gain             $ 136       $  --      $--       $  --        $  --        $  54        $--      $ 190
  Unrealized (Loss)              --          (1)      --          --           --          (24)        --        (25)
--------------------------------------------------------------------------------------------------------------------
Net                           $ 136       $  (1)     $--       $  --        $  --        $  30        $--      $ 165
====================================================================================================================

Other Contracts
  Unrealized Gain             $  --       $  --      $--       $  --        $  --        $  --        $--      $  --
  Unrealized (Loss)              --          --       --          --           --           --         --         --
--------------------------------------------------------------------------------------------------------------------
Net                           $  --       $  --      $--       $  --        $  --        $  --        $--      $  --
====================================================================================================================

Total Unrealized
 Gain                         $ 138       $  --      $--       $ 102        $   3        $  86        $--      $ 329
Total Unrealized
 (Loss)                          --          (3)      --        (273)          (3)        (195)        --       (474)
--------------------------------------------------------------------------------------------------------------------
Total Net                     $ 138       $  (3)     $--       $(171)       $  --        $(109)       $--      $(145)
====================================================================================================================

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

     For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):


At March 31, 2000
Notional                       Paying Variable                        Paying Fixed
Amount               ------------------------------------  ------------------------------------
Maturing             Notional        Receive          Pay  Notional        Receive          Pay     Total
In:                    Amount           Rate         Rate    Amount           Rate         Rate  Notional
---------------------------------------------------------------------------------------------------------

2000                  $24,396           6.01%        6.10%   $  816           6.10%        6.31%  $25,212

2001-2002               3,068           6.75         6.11       316           6.10         6.77     3,384

2003-2004               1,305           6.26         6.10       167           5.80         6.72     1,472

2005 and thereafter     6,412           6.74         6.04       590           6.03         6.53     7,002
---------------------------------------------------------------------------------------------------------
Total                 $35,181                                $1,889                               $37,070
=========================================================================================================

     All rates were those in effect at March 31, 2000. Variable rates are primarily based on LIBOR or Federal funds rate and may change significantly, affecting future cash flows.



At December 31, 1999
Notional                       Paying Variable                        Paying Fixed
Amount               ------------------------------------  ------------------------------------
Maturing             Notional        Receive          Pay  Notional        Receive          Pay     Total
In:                    Amount           Rate         Rate    Amount           Rate         Rate  Notional
---------------------------------------------------------------------------------------------------------

2000                  $23,569           5.79%        5.78%   $3,066           6.09%       5.82%   $26,635

2001-2002               3,194           6.45         5.96       316           6.46        6.16      3,510

2003-2004               1,301           6.26         5.98       168           6.33        6.23      1,469

2005 and thereafter     6,240           6.36         6.26       550           6.24        6.24      6,790
---------------------------------------------------------------------------------------------------------
Total                 $34,304                                $4,100                               $38,404
=========================================================================================================

     All rates were those in effect at December 31, 1999. Variable rates are primarily based on LIBOR or Federal funds rate and may change significantly, affecting future cash flows.

REGULATORY CAPITAL

     The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's ("FRB") risk-based capital guidelines address the capital adequacy of bank holding companies and banks (collectively, "banking organizations"). These guidelines include a definition of capital, a framework for calculating risk-weighted assets, and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The FRB also has a minimum Leverage ratio that is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets. The Corporation's 1999 Annual Report on Form 10-K, on pages 11 and 40, provides a detailed discussion of these guidelines and regulations.

     Based on their respective regulatory capital ratios at March 31, 2000, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the applicable regulations.

     The Corporation's and BTCo's ratios are presented in the table below.

                                                              FRB
                                                          Minimum      To Be Well
                                Actual        Actual          for     Capitalized
                                 as of         as of      Capital           Under
                             March 31,  December 31,     Adequacy      Regulatory
                                  2000          1999     Purposes      Guidelines
---------------------------------------------------------------------------------
Corporation
 Risk-Based Capital Ratios
  Tier 1 Capital                  10.9%         10.4%         4.0%            6.0%
  Total Capital                   18.7%         18.4%         8.0%           10.0%

 Leverage Ratio                    7.2%          7.3%         3.0%            N/A

BTCo
 Risk-Based Capital Ratios
  Tier 1 Capital                  18.6%         16.5%         4.0%            6.0%
  Total Capital                   21.2%         18.9%         8.0%           10.0%

 Leverage Ratio                   13.1%         12.3%         3.0%            5.0%

N/A Not Applicable

     The following are the essential components used in calculating the Corporation's and BTCo's risk-based capital ratios:

                                                    Actual as of    Actual as of
                                                       March 31,    December 31,
(in millions)                                               2000            1999
--------------------------------------------------------------------------------
Corporation
  Tier 1 Capital                                        $ 4,477          $ 4,462
  Tier 2 Capital                                          3,226            3,399
                                                        -------          -------
Total Capital                                           $ 7,703          $ 7,861
                                                        =======          =======

Total risk-weighted assets                              $41,251          $42,823
                                                        =======          =======

BTCo
  Tier 1 Capital                                        $ 5,832          $ 5,710
  Tier 2 Capital                                            806              851
                                                        -------          -------
Total Capital                                           $ 6,638          $ 6,561
                                                        =======          =======

Total risk-weighted assets                              $31,298          $34,657
                                                        =======          =======


     Comparing March 31, 2000 to December 31, 1999, the Corporation's Tier 1 Capital ratio increased 50 basis points due primarily to the decrease in risk-weighted assets of $1.57 billion. Risk-weighted assets decreased principally because positions were liquidated or transferred to other Deutsche Bank affiliates. The Total Capital ratio increased 30 basis points as the decrease in risk-weighted assets more than offset the decline of $158 million in Total Capital.

     BTCo's Tier 1 Capital ratio increased 210 basis points due to a reduction in risk-weighted assets of $3.4 billion and an increase in Tier 1 Capital of $122 million. Total Capital ratio increased 230 basis points due to the reduction in risk-weighted assets and increase in Total Capital. The Leverage ratio increased 80 basis points primarily due to the significant reduction of $2.0 billion in quarterly average assets.

RISK MANAGEMENT

     Market risk is the risk of losses in the value of the Corporation's portfolio due to movements in market prices and rates. Market risk arises from the Corporation's investment, trading, and client activities. This section discusses changes in the Corporation's market-risk profile as characterized by the quantitative information presented on pages 13 to 14 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Table 1 below shows the results of statistical measures of loss for the first three months of 2000 and all of 1999 for the set of financial assets and liabilities whose values are functions of market traded variables irrespective of accounting intention. This measure shows the 99th percentile loss potential of the Firm assuming the Firm's positions are held unchanged for 1 day. Table 2 shows the same information for the subset of these positions that appear as Trading Assets on the Corporation's balance sheet.

Table 1
BT Corporation Total Value at Risk
(in millions)

                              Three Months
                       1999           2000    December 31,      March 31,
Risk Class          Average        Average            1999           2000
-------------------------------------------------------------------------
Interest Rate       $  18.0        $   3.8         $   5.1        $   3.3
Currency                2.5            2.0             0.6            1.6
Equity                 22.6           16.6            11.7           14.1
Commodity               0.6             --              --             --
Diversification       (12.4)          (5.2)           (4.6)          (4.4)
-------------------------------------------------------------------------
Overall Portfolio   $  31.3        $  17.2         $  12.8        $  14.6
-------------------------------------------------------------------------

     Table 1 shows that the Corporation's overall market-risk exposure increased on a spot basis by 14 percent from year-end, which was mainly driven by an increase in equity risk. The primary risks at March 31, 2000 are equity risk and interest rate risk. The interest rate risk stems mainly from the loan trading, loan syndication and loan securitization businesses. The equity risk is primarily from private equity investments held by the Corporation. This equity risk increased sharply in February and early March mainly due to market movements in the Corporation's private equity investments.

Table 2
BT Corporation Trading Value at Risk
(in millions)

                                      Three Months
                                1999          2000     December 31,    March 31,
Risk Class                    Average        Average           1999         2000
--------------------------------------------------------------------------------
Interest Rate                 $  11.1      $   3.8       $  5.0          $  3.2
Currency                          2.3          2.0          0.6             1.6
Equity                            8.7         11.7          5.8             2.6
Commodity                         0.6         --           --                --
Diversification                  (7.0)        (4.8)        (3.7)           (3.0)
                             ---------------------------------------------------
Overall Portfolio             $  15.7      $  12.7       $  7.7          $  4.4
                             ---------------------------------------------------

     Table 2 shows that the Corporation's March 31st risk levels from Trading Assets decreased by 43 percent on a spot basis from December 31, 1999.

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

     Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At March 31, 2000, this credit line totaled over $5 billion. Of this amount, approximately $3 billion was drawn.

NONPERFORMING ASSETS

     The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                       March 31,    December 31,
                                                            2000            1999
--------------------------------------------------------------------------------
CASH BASIS LOANS
  Domestic
    Commercial and industrial                               $522           $495
    Secured by real estate                                    60             67
    Financial institutions                                    10             11
                                                            ----           ----
Total domestic                                               592            573
                                                            ----           ----
  International
    Commercial and industrial                                 57            132
    Secured by real estate                                    10             10
    Lease financings                                           1              1
    Other                                                     21             21
                                                            ----           ----
Total international                                           89            164
                                                            ----           ----
Total cash basis loans                                      $681           $737
                                                            ====           ====

Ratio of cash basis loans to total gross loans               3.4%           3.7%
                                                            ====           ====

Ratio of allowance for credit losses-loans to
 cash basis loans                                             62%            67%
                                                            ====           ====

RENEGOTIATED LOANS                                          $ --           $ 11
                                                            ====           ====

OTHER REAL ESTATE                                           $ 83           $ 88
                                                            ====           ====

OTHER NONPERFORMING ASSETS                                  $  8           $  8
                                                            ====           ====


     There were no loans 90 days or more past due and still accruing interest at March 31, 2000 and December 31, 1999.

     An analysis of the changes in the Corporation's total cash basis loans during the first three months of 2000 follows (in millions):


Balance, December 31, 1999                                                $ 737
Net transfers to cash basis loans                                            63
Net transfers to other real estate                                           (2)
Net paydowns                                                                (69)
Charge-offs                                                                 (40)
Other                                                                        (8)
                                                                          -----
Balance, March 31, 2000                                                   $ 681
                                                                          =====

     The Corporation's total cash basis loans amounted to $681 million at March 31, 2000, down $56 million, or 8 percent, from December 31, 1999.

     Impaired loans under SFAS 114, were $785 million and $889 million at March 31, 2000 and December 31, 1999, respectively. Included in these amounts were $675 million and $718 million of loans that required a specific allowance of $235 million and $268 million at those same dates, respectively.

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


                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
(in millions)                                                 2000          1999
--------------------------------------------------------------------------------
Domestic Loans
 Gross amount of interest that would have
  been recorded at original rate                               $13           $ 4
 Less, interest, net of reversals, recognized
  in interest revenue                                            8             2
                                                               ---           ---
Reduction of interest revenue                                    5             2
                                                               ---           ---
International Loans
 Gross amount of interest that would have
  been recorded at original rate                                 1             5
 Less, interest, net of reversals, recognized
  in interest revenue                                            1             4
                                                               ---           ---
Reduction of interest revenue                                   --             1
                                                               ---           ---
Total reduction of interest revenue                            $ 5           $ 3
                                                               ===           ===

RELATED PARTY TRANSACTIONS

     The Corporation has entered into various related party transactions with Deutsche Bank and its affiliated entities. For further discussion, see page 58 of the Corporation's 1999 Annual Report on Form 10-K.

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

     Included in the Corporation's financial statements were the following balances with such affiliates.


(in millions)                                 March 31, 2000   December 31, 1999
--------------------------------------------------------------------------------
Interest-earning assets                              $10,689             $10,843
Noninterest-earning assets                             1,738               1,147
Interest-bearing liabilities                           8,956               6,568
Noninterest-bearing liabilities                        2,766                 139


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

SUPERVISION AND REGULATION

     In November 1999 federal financial modernization legislation was enacted which allows qualifying banks and bank holding companies to elect to be treated as financial holding companies ("FHCs"). FHCs may engage in a broader range of activity than non-FHCs, which will be limited to the activities traditionally permissible for bank holding companies. Although bank regulatory authorities have issued interim and proposed regulations, the full scope of the new powers available to FHCs will only become clear after the bank regulatory authorities adopt final implementing regulations. Although Deutsche Bank has received FHC status, the Corporation at this time is unable to predict the impact the modernization legislation may have on it and its affiliates. See "Supervision and Regulation" on pages 68 and 69 of Bankers Trust's 1999 Annual Report on Form 10-K for more information on the modernization legislation.

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

PART II. OTHER INFORMATION
--------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (3)  Articles of Incorporation and By-laws, as amended

     (4)  Instruments Defining the Rights of Security Holders, Including
          Indentures

               (v) - The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders issued by Bankers Trust Corporation or its subsidiaries.

     (12) Statement re Computation of Ratios

     (27) Financial Data Schedule

     (99) Additional Exhibits

(b) Reports on Form 8-K - Bankers Trust Corporation did not file any reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 15, 2000.


                                      BANKERS TRUST CORPORATION



                                      BY: /S/ RONALD HASSEN
                                          -------------------------------------
                                              RONALD HASSEN
                                              Senior Vice President, Controller
                                              and Principal Accounting Officer

                            BANKERS TRUST CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                  EXHIBIT INDEX



(3)  Articles of Incorporation and By-laws, as amended

     (ii) - By-laws as in effect April 27, 2000

(4)  Instruments Defining the Rights of Security Holders, Including Indentures

     (v)  - Long-Term Debt Indentures                                        (a)

(12) Statement re Computation of Ratios

     (a)  - Computation of Consolidated Ratios of Earnings to Fixed Charges

     (b) - Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

(27) Financial Data Schedule

(99) (i) Additional Exhibits

          (1) Unaudited Pro Forma Condensed Financial Statement for the three months ended March 31,1999.




[FN]
(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust Corporation or its subsidiaries.