Form 10-Q
period 2000-06-30
BANKERS TRUST CORP
filed 2000-08-14
CIK 9749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

                                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



         Yes_X_                   No___


The registrant is a wholly-owned subsidiary of Deutsche Bank AG. As of the date hereof, 1 share of the registrant's Common Stock par value $1 per share, was issued and outstanding.

                            BANKERS TRUST CORPORATION

                             JUNE 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
            Consolidated Statement of Income
              Three Months Ended June 30, 2000 and 1999                      2
              Six Months Ended June 30, 2000 and 1999                        3

          Consolidated Statement of Comprehensive Income
            Three Months Ended June 30, 2000 and 1999
            Six Months Ended June 30, 2000 and 1999                          4

          Consolidated Balance Sheet
            At June 30, 2000 and December 31, 1999                           5

          Consolidated Statement of Changes in Stockholders' Equity
            Six Months Ended June 30, 2000 and 1999                          6

          Consolidated Statement of Cash Flows
            Six Months Ended June 30, 2000 and 1999                          7

          Consolidated Schedule of Net Interest Revenue
             Three Months and Six Months Ended June 30, 2000 and 1999        8


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as supplemented by the first quarter 2000 Form 10-Q.

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

  Item 3. Quantitative and Qualitative Disclosures about Market Risk        34

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                  35

SIGNATURE                                                                   36

PART I. FINANCIAL INFORMATION


                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                                                     Increase
THREE MONTHS ENDED JUNE 30,                                              2000            1999       (Decrease)
--------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE
  Interest revenue                                                       $889          $1,293            $(404)
  Interest expense                                                        749           1,057             (308)
--------------------------------------------------------------------------------------------------------------
Net interest revenue                                                      140             236              (96)
Provision for credit losses-loans                                          (2)            (25)              23
--------------------------------------------------------------------------------------------------------------
Net interest revenue after provision for
 credit losses-loans                                                      142             261             (119)
--------------------------------------------------------------------------------------------------------------
NONINTEREST REVENUE
  Trading                                                                  31            (407)             438
  Fiduciary and funds management                                          208             284              (76)
  Corporate finance fees                                                   45             245             (200)
  Other fees and commissions                                               82             153              (71)
  Securities available for sale gains (losses)                             31            (139)             170
  Insurance premiums                                                       --              38              (38)
  Other                                                                   (40)           (166)             126
--------------------------------------------------------------------------------------------------------------
Total noninterest revenue                                                 357               8              349
--------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries and commissions                                                121             337             (216)
  Incentive compensation and employee benefits                            100             283             (183)
  Change in control related incentive
   compensation and employee benefits                                      --           1,101           (1,101)
  Agency and other professional service fees                               55             159             (104)
  Communication and data services                                          20              66              (46)
  Occupancy, net                                                           26              62              (36)
  Furniture and equipment                                                  30              69              (39)
  Travel and entertainment                                                 11              54              (43)
  Provision for policyholder benefits                                      --              51              (51)
  Other                                                                   163             161                2
  Restructuring charge                                                    (46)            459             (505)
---------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                480           2,802           (2,322)
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                          19          (2,533)           2,552
Income taxes (benefit)                                                     36            (585)             621
--------------------------------------------------------------------------------------------------------------

NET LOSS                                                                $ (17)        $(1,948)          $1,931
==============================================================================================================

Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                                                    Increase
SIX MONTHS ENDED JUNE 30,                                               2000            1999       (Decrease)
-------------------------------------------------------------------------------------------------------------

NET INTEREST REVENUE
  Interest revenue                                                    $1,705          $2,804          $(1,099)
  Interest expense                                                     1,449           2,307             (858)
-------------------------------------------------------------------------------------------------------------
Net interest revenue                                                     256             497             (241)
Provision for credit losses-loans                                        (40)            (25)             (15)
-------------------------------------------------------------------------------------------------------------
Net interest revenue after provision for
 credit losses-loans                                                     296             522             (226)
-------------------------------------------------------------------------------------------------------------
NONINTEREST REVENUE
  Trading                                                                 94             (67)             161
  Fiduciary and funds management                                         413             555             (142)
  Corporate finance fees                                                  82             442             (360)
  Other fees and commissions                                             162             364             (202)
  Securities available for sale gains (losses)                            31            (143)             174
  Insurance premiums                                                      --              86              (86)
  Other                                                                  151              20              131
-------------------------------------------------------------------------------------------------------------
Total noninterest revenue                                                933           1,257             (324)
-------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
  Salaries and commissions                                               244             710             (466)
  Incentive compensation and employee benefits                           218             715             (497)
  Change in control related incentive
   compensation and employee benefits                                     --           1,101           (1,101)
  Agency and other professional service fees                              97             250             (153)
  Communication and data services                                         46             132              (86)
  Occupancy, net                                                          51             120              (69)
  Furniture and equipment                                                 61             138              (77)
  Travel and entertainment                                                21              84              (63)
  Provision for policyholder benefits                                     --             114             (114)
  Other                                                                  410             280              130
  Restructuring charge                                                   (46)            459             (505)
-------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                             1,102           4,103           (3,001)
-------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                        127          (2,324)           2,451
Income taxes (benefit)                                                   119            (516)             635
-------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                         $8         $(1,808)          $1,816
=============================================================================================================

Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)


                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                             June 30,
                                                          ------------------                     ----------------
                                                          2000          1999                     2000        1999
-----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $(17)         $(1,948)                $ 8      $(1,808)
------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments:
    Unrealized foreign currency translation
     gains (losses) arising during period,
     net of tax(a)                                          (17)              27                 (53)          (3)
    Reclassification adjustment for realized
     foreign currency translation (gains)
     losses, net of tax(b)                                   --              172                   4          172

  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
     during period, net of tax(c)                            67              (24)                 83          (24)
    Reclassification adjustment for realized
     (gains) losses, net of tax(d)                          (18)             117                 (18)         117
-----------------------------------------------------------------------------------------------------------------
Total other comprehensive income                             32              292                  16          262
-----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                $ 15          $(1,656)                $24      $(1,546)
==================================================================================================================

(a) Amounts are net of income tax expense (benefit) of $(11) million and $4 million for the three months ended June 30, 2000 and June 30, 1999, respectively and $(30) million and $(19) million for the six months ended June 30, 2000 and June 30, 1999, respectively.
(b) Amounts are net of income tax expense of $2 million for the six months ended June 30, 2000 and $9 million for the three and six months ended June 30, 1999.
(c) Amounts are net of income tax expense (benefit) of $3 million and $(8) million for the three months ended June 30, 2000 and June 30, 1999, respectively and $13 million and $8 million for the six months ended June 30, 2000 and June 30, 1999, respectively.
(d) Amounts are net of income tax expense (benefit) of $13 million and $(22) million for the three months ended June 30, 2000 and June 30, 1999, respectively and $13 million and $(26) million for the six months ended June 30, 2000 and June 30, 1999, respectively.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        ($ in millions, except par value)

                                                                      June 30,          December 31,
                                                                          2000*                 1999
                                                                 -----------------------------------
ASSETS
Cash and due from banks                                                $ 2,309               $ 3,212
Interest-bearing deposits with banks                                    10,783                 4,693
Federal funds sold                                                           3                 2,472
Securities purchased under resale agreements                             4,347                 6,764
Trading assets:
 Government securities                                                   2,243                 2,296
 Corporate debt securities                                               2,522                 1,367
 Equity securities                                                       9,223                 7,144
 Swaps, options and other derivatives                                    3,194                 4,807
 Other trading assets                                                    3,868                 3,403
----------------------------------------------------------------------------------------------------
Total trading assets                                                    21,050                19,017
Securities available for sale                                              597                 3,252
Loans, net of allowance for credit losses of $419
  at June 30, 2000 and $491 at December 31, 1999                        21,310                19,471
Customer receivables                                                       282                   306
Accounts receivable and accrued interest                                 2,519                 2,307
Other assets                                                             7,628                 6,663
----------------------------------------------------------------------------------------------------
Total                                                                  $70,828               $68,157
====================================================================================================
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                                     $ 2,637               $ 2,690
  Foreign offices                                                        1,456                 2,299
Interest-bearing deposits
  Domestic offices                                                       9,058                12,118
  Foreign offices                                                        6,070                 6,362
----------------------------------------------------------------------------------------------------
Total deposits                                                          19,221                23,469
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                                     54                    53
  Equity securities                                                         19                    21
  Other trading liabilities                                                 11                     9
 Swaps, options and other derivatives                                    3,668                 5,183
----------------------------------------------------------------------------------------------------
Total trading liabilities                                                3,752                 5,266
Securities loaned and securities sold under
 repurchase agreements                                                      54                    56
Other short-term borrowings                                             14,326                11,540
Accounts payable and accrued expenses                                    3,484                 3,314
Other liabilities, including allowance for credit losses
 of $4 at June 30, 2000 and $24 at December 31, 1999                     3,757                 3,728
Long-term debt not included in risk-based capital                       18,321                12,582
Long-term debt included in risk-based capital                            2,157                 2,424
Mandatorily redeemable capital securities of subsidiary
 trusts holding solely junior subordinated deferrable
 interest debentures included in risk-based capital                      1,404                 1,428
----------------------------------------------------------------------------------------------------
Total liabilities                                                       66,476                63,807
----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                            364                   376
Common stock, $1 par value
  Authorized, 200 shares; Issued, 1 share                                  --                     --
Capital surplus                                                          2,319                 2,318
Retained earnings                                                        1,683                 1,686
Accumulated other comprehensive income:
  Net unrealized gains on securities available
   for sale, net of taxes                                                   81                    16
  Foreign currency translation, net of taxes                               (95)                  (46)
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                               4,352                 4,350
----------------------------------------------------------------------------------------------------
Total                                                                  $70,828               $68,157
====================================================================================================

*    Unaudited
     Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (in millions, except par value)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30,                                                  2000                  1999
-----------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, January 1                                                       $  376                $  394
Preferred stock repurchased                                                 (12)                   --
-----------------------------------------------------------------------------------------------------
Balance, June 30                                                            364                   394
-----------------------------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1                                                           --*                  105
Retirement of common stock                                                   --                  (105)
Issuance of common stock                                                     --                    --*
-----------------------------------------------------------------------------------------------------
Balance, June 30                                                             --*                   --*
-----------------------------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                        2,318                 1,613
Preferred stock repurchased                                                   1                    --
Common stock distributed under employee benefit plans                        --                     4
Capital transactions related to change in control                            --                  (700)
Capital contribution from parent                                             --                 1,400
-----------------------------------------------------------------------------------------------------
Balance, June 30                                                          2,319                 2,317
-----------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                        1,686                 3,504
Net income (loss)                                                             8                (1,808)
Cash dividends declared
  Preferred stock                                                           (11)                  (10)
  Common stock                                                               --                   (98)
Treasury stock distributed under employee benefit plans                      --                   (95)
-----------------------------------------------------------------------------------------------------
Balance, June 30                                                          1,683                 1,493
-----------------------------------------------------------------------------------------------------
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                                           --                (1,056)
Purchases of stock                                                           --                   (71)
Treasury stock distributed under employee benefit plans                      --                   322
Capital transactions related to change in control                            --                   805
-----------------------------------------------------------------------------------------------------
Balance, June 30                                                             --                    --
-----------------------------------------------------------------------------------------------------
OTHER STOCKHOLDERS' EQUITY
Balance, January 1                                                           --                   599
Deferred stock awards granted, net                                           --                     1
Deferred stock distributed                                                   --                  (216)
Amortization of deferred compensation, net                                   --                   749
Capital transactions related to change in control                            --                (1,158)
Other                                                                        --                    25
-----------------------------------------------------------------------------------------------------
Balance, June 30                                                             --                    --
-----------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                                          (46)                 (398)
Translation adjustments/entity transfers and sales                          (81)                  141
Income taxes                                                                 32                    28
-----------------------------------------------------------------------------------------------------
Balance, June 30                                                            (95)                 (229)
-----------------------------------------------------------------------------------------------------
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                                           16                   (65)
Change in unrealized net gains, after applicable
 income taxes and minority interest                                          65                    93
-----------------------------------------------------------------------------------------------------
Balance, June 30                                                             81                    28
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY, JUNE 30                                      $4,352                $4,003
=====================================================================================================

* 1 share, $1 par value.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30,                                              2000                  1999
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $    8               $(1,808)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
   Provision for credit losses - loans                                  (40)                  (25)
   Provision for credit losses-other                                    (20)                   (4)
   Provision for policyholder benefits                                   --                   114
   Restructuring charge (release)                                       (46)                  459
   Deferred income taxes, net                                            51                  (228)
   Depreciation and other amortization and accretion                     18                   869
   Other, net                                                             6                   121
-------------------------------------------------------------------------------------------------
    Earnings adjusted for noncash charges and credits                   (23)                 (502)
Net change in:
  Trading assets                                                     (2,437)              (16,407)
  Trading liabilities                                                (1,502)               26,708
  Receivables and payables from securities transactions                  87                 1,080
  Customer receivables                                                   24                  (808)
  Other operating assets and liabilities, net                          (606)                 (209)
Securities available for sale (gains) losses                            (31)                  143
-------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                  (4,488)               10,005
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
  Interest-bearing deposits with banks                               (6,122)               (6,197)
  Federal funds sold                                                  2,469                 1,776
  Securities purchased under resale agreements                        2,417               (13,898)
  Securities borrowed                                                    --                (8,763)
  Loans                                                              (1,874)               (1,617)
Securities available for sale:
  Purchases                                                            (260)               (4,052)
  Maturities and other redemptions                                    2,238                   991
  Sales                                                                 500                 7,986
Acquisitions of premises and equipment                                  (69)                  (68)
Other, net                                                               10                  (465)
Proceeds from transfer of legal entities                                 71                 1,828
-------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (620)              (22,479)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
  Deposits                                                           (4,208)                1,231
  Securities loaned and securities sold under
   repurchase agreements                                                 (2)               13,588
  Other short-term borrowings                                         2,344                (3,138)
Issuances of long-term debt                                           7,383                 1,841
Repayments of long-term debt                                         (1,245)               (2,883)
Redemptions and repurchases of preferred stock                          (11)                   --
Purchases of treasury stock                                              --                   (71)
Cash dividends paid                                                     (11)                 (204)
Capital contribution from parent                                         --                 1,400
Other, net                                                              (30)                   25
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             4,220                11,789
-------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                             (15)                   --
-------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                (903)                 (685)
Cash and due from banks, beginning of period                          3,212                 2,837
-------------------------------------------------------------------------------------------------
Cash and due from banks, end of period                               $2,309               $ 2,152
=================================================================================================

Interest paid                                                        $2,128               $ 2,761
=================================================================================================
Income taxes paid, net                                               $    4                   $31
=================================================================================================
Noncash investing activities:
  Transfer of legal entity in exchange for shares
   in affiliate                                                      $   --               $   792
  Other                                                                  27                    24
-------------------------------------------------------------------------------------------------
  Total noncash investing activities                                 $   27               $   816
=================================================================================================

Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                                  (in millions)
                                   (unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                          June 30,                              June 30,
                                                    ----------------------                ------------------
                                                    2000              1999                2000          1999
------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Interest-bearing deposits with banks                $183             $  72                $ 238        $ 132
Federal funds sold                                    19                51                   52           77
Securities purchased under resale agreements          41               223                   84          517
Securities borrowed                                   --               146                   --          369
Trading assets                                       253               283                  445          612
Securities available for sale
  Taxable                                             11               112                   44          254
  Exempt from federal income taxes                     2                 6                    4           18
Loans                                                374               373                  823          767
Customer receivables                                   6                27                   15           58
------------------------------------------------------------------------------------------------------------
Total interest revenue                               889             1,293                1,705        2,804
------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits
  Domestic offices                                   138               195                  285          388
  Foreign offices                                    129               198                  266          427
Trading liabilities                                   --                54                   --          122
Securities loaned and securities sold under
 repurchase agreements                                 1               183                    2          526
Other short-term borrowings                          210               257                  394          485
Long-term debt                                       243               141                  445          302
Trust preferred capital securities                    28                29                   57           57
------------------------------------------------------------------------------------------------------------
Total interest expense                               749             1,057                1,449        2,307
------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                $140             $ 236                $ 256        $ 497
============================================================================================================

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

In connection with the Acquisition, and in addition to the foregoing transactions, the Corporation has and will continue to transfer certain entities/businesses and financial assets and liabilities to Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer.

For further discussion of these transactions, see pages 3 and 29 of Bankers Trust's 1999 Annual Report on Form 10-K.

The Corporation anticipates further curtailment of certain of its activities as a result of its ongoing reorganization and integration into Deutsche Bank.

RESULTS OF OPERATIONS

The Corporation reported a loss of $17 million for the three months ended June 30, 2000 and income of $8 million for the first six months of 2000.

The Corporation reported a loss of $1,948 million for the three months ended June 30, 1999 and a loss of $1,808 million for the first six months of 1999. In conjunction with the Acquisition, in the second quarter of 1999 the Corporation incurred pre-tax charges of approximately $1.1 billion in change of control-related costs and a pre-tax restructuring charge of $459 million. Also, in connection with the Acquisition, the Corporation incurred other charges reflecting a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, a change in certain pricing methodologies in order to conform to those of Deutsche Bank, and the transfer of certain available for sale securities to Deutsche Bank related entities based on changes in management responsibility.

Because of the significant business changes as discussed above, the Corporation's historical financial statements are not fully comparable for all periods presented.

BUSINESS SEGMENT RESULTS

Business segment results, which are presented in accordance with U.S. generally accepted accounting principles, are derived from internal management reports.

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


The following tables present results by Business Segment:

                                                              Total Non-        Pretax
Three Months Ended June 30, 2000            Total Net          interest        Income/
(in millions)                                Revenue*          Expenses         (Loss)
--------------------------------------------------------------------------------------
Retail and Private Banking                   $ 38              $ 38            $--
Asset Management                               72                66              6
Global Corporates and Institutions            188               189             (1)
Global Technology and Services                235               254            (19)
----------------------------------------------------------------------------------
Total Business Segments                       533               547            (14)
----------------------------------------------------------------------------------
Corporate Items                               (34)              (67)            33
----------------------------------------------------------------------------------
Total                                        $499              $480            $19
==================================================================================

*    There were no material intersegment revenues among the business segments.


                                                               Total Non-    Pretax
Three Months Ended June 30, 1999             Total Net          interest     Income/
(in millions)                                 Revenue*          Expenses     (Loss)
---------------------------------------------------------------------------------------
Retail and Private Banking                   $ 46              $   65        $  (19)
Asset Management                               38                  37             1
Global Corporates and Institutions           (354)              1,426        (1,780)
Global Technology and Services                258                 336           (78)
------------------------------------------------------------------------------------
Total Business Segments                       (12)              1,864         (1,876)
------------------------------------------------------------------------------------
Corporate Items**                             281                 938           (657)
------------------------------------------------------------------------------------
Total                                        $269              $2,802        $(2,533)
====================================================================================

*    There were no material intersegment revenues among the business segments.

** Due to the sale of BTAL in the third quarter of 1999, its results are included in Corporate Items. Corporate Items also includes restructuring charges of $459 million.

                                                               Total Non-      Pretax
Six Months Ended June 30, 2000               Total Net          interest       Income/
(in millions)                                 Revenue*          Expenses       (Loss)
------------------------------------------------------------------------------------
Retail and Private Banking                   $   74            $   77           $ (3)
Asset Management                                153               128             25
Global Corporates and Institutions              574               453            121
Global Technology and Services                  468               528            (60)
------------------------------------------------------------------------------------
Total Business Segments                       1,269             1,186             83
------------------------------------------------------------------------------------
Corporate Items                                 (40)              (84)            44
------------------------------------------------------------------------------------
Total                                        $1,229            $1,102           $127
====================================================================================

*    There were no material intersegment revenues among the business segments.

                                                               Total Non-        Pretax
Six Months Ended June 30, 1999               Total Net          interest        Income/
(in millions)                                 Revenue*          Expenses         (Loss)
---------------------------------------------------------------------------------------
Retail and Private Banking                   $   93            $  110           $   (17)
Asset Management                                 96                72                24
Global Corporates and Institutions              487             2,216            (1,729)
Global Technology and Services                  489               539               (50)
---------------------------------------------------------------------------------------
Total Business Segments                       1,165             2,937            (1,772)
---------------------------------------------------------------------------------------
Corporate Items**                               614             1,166              (552)
---------------------------------------------------------------------------------------
Total                                        $1,779            $4,103           $(2,324)
=======================================================================================

*    There were no material intersegment revenues among the business segments.

** Due to the sale of BTAL in the third quarter of 1999, its results are included in Corporate Items. Includes restructuring charges of $459 million.

The Retail and Private Banking business recorded flat pre-tax results in the second quarter of 2000, compared to a pre-tax loss of $19 million in the prior year quarter. For the first six months of 2000, this business recorded a pre-tax loss of $3 million as compared to a pre-tax loss of $17 million in the prior year period. The current quarter and year-to-date results reflect lower revenue from fiduciary and funds management activities resulting from certain foreign activities transferred to a Deutsche Bank related entity in July 1999. The prior year quarter and prior year-to-date results contain pre-tax COC related costs of approximately $21 million.

Asset Management recorded pre-tax income of $6 million in the second quarter of 2000, compared to pre-tax income of $1 million in the 1999 second quarter. The increase in pre-tax income from the prior year period was mainly attributable to higher fiduciary and funds management revenue. Pre-tax income was $25 million for the first six months of 2000 versus $24 million for the first six months of 1999. The prior year quarter and prior year-to-date results contain pre-tax COC related costs of approximately $18 million.

The Global Corporates and Institutions business recorded a pre-tax loss of $1 million in the second quarter of 2000, compared to a pre-tax loss of $1,780 million in the 1999 second quarter. For the first six months of 2000, pre-tax income was $121 million versus a pre-tax loss of $1,729 million for the first six months of 1999. The prior year quarter and prior year-to-date results contain pre-tax COC related costs of approximately $848 million. Trading losses for the second quarter of 1999 negatively impacted both the quarter and year-to-date results. Total prior period net revenue also includes the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, as well as the transfer of certain securities available for sale to Deutsche Bank related entities.

The Corporation's Global Technology and Services business recorded a pre-tax loss of $19 million for the current quarter compared to a pre-tax loss of $78 million in the prior year quarter. Pre-tax loss was $60 million for the first six months of 2000 and $50 million for the first six months of 1999. The current year-to-date results included severance expenses related to certain senior management changes in the Global Institutional Services business. The prior year periods reflected pre-tax COC related costs of approximately $86 million.

Corporate Items generally include revenue and expenses that have not been allocated to business segments and the results of smaller businesses that are not included in the main business segments. Due to the sale of BTAL and Consorcio in the third quarter of 1999 and second quarter of 1999, respectively, their results are included within Corporate Items for the three months and six months ended June 30, 1999. The current year includes a $46 million release of restructuring reserves as more fully discussed on page 18. The prior year periods include restructuring charges of approximately $459 million.

The following table reconciles total pre-tax income (loss) for business segments to consolidated pre-tax income (loss) (in millions):

SIX MONTHS ENDED JUNE 30,                                        2000             1999
---------------------------------------------------------------------------------------
Total pre-tax income (loss) reported for business segments     $  83            $(1,772)
Restructuring releases (charges)                                  46               (459)
Realized foreign currency translation losses                      --               (168)
Earnings associated with unassigned capital                      140                123
Credit quality adjustment                                         --                 94
Other unallocated amounts                                       (142)              (142)
---------------------------------------------------------------------------------------
Consolidated pre-tax income(loss)                              $ 127            $(2,324)
=======================================================================================

REVENUE

                              Net Interest Revenue

The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.


                                                 Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                                --------------------            --------------------
                                                2000            1999            2000         1999
----------------------------------------------------------------------------------------------------
NET INTEREST REVENUE (in millions)
Book basis                                      $   140      $   236            $   256      $   497
Tax equivalent adjustment                             1            4                  2           13
----------------------------------------------------------------------------------------------------
Fully taxable basis                             $   141      $   240            $   258         $510
====================================================================================================

AVERAGE BALANCES (in millions)
Interest-earning assets                         $47,777      $84,745            $47,448      $92,410
Interest-bearing liabilities                     44,796       82,120             44,355       89,527
----------------------------------------------------------------------------------------------------

Earning assets financed by
 noninterest-bearing funds                      $ 2,981      $ 2,625            $ 3,093       $2,883
====================================================================================================

AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                   7.49         6.14%              7.23         6.15%
Cost of interest-bearing liabilities               6.72         5.16               6.57         5.20
----------------------------------------------------------------------------------------------------
Interest rate spread                               0.77         0.98               0.66         0.95
Contribution of noninterest-bearing
 funds                                             0.42         0.16               0.43         0.16
----------------------------------------------------------------------------------------------------
Net interest margin                                1.19%        1.14%              1.09%        1.11%
====================================================================================================

Net interest revenue for the second quarter of 2000 totaled $140 million, down $96 million, or 41 percent, from the second quarter of 1999. The $96 million decrease in net interest revenue was primarily due to a $77 million decrease in trading-related net interest revenue, which was $15 for the second quarter of 2000. Nontrading-related net interest revenue totaled $125 million for the second quarter of 2000 versus $144 million for the comparable period in 1999.

Net interest revenue for the first half of 2000 totaled $256 million, down $241 million, or 48 percent, from the first half of 1999. The $241 million decrease in net interest revenue was primarily due to a $170 million decrease in trading-related net interest revenue which was $15 million for the first half of 2000. Non trading-related net interest revenue totaled $241 million for the first half of 2000 versus $312 million for the comparable period in 1999.

In the second quarter of 2000, the interest rate spread was 0.77 percent compared to 0.98 percent in the prior year period. Net interest margin increased to 1.19 percent from 1.14 percent. The yield on interest-earning assets increased by 135 basis points and the cost of interest-bearing liabilities increased by 156 basis points. Average interest-earning assets totaled $47.8 billion for the second quarter of 2000, down $37.0 billion from the same period in 1999. The decrease was primarily attributable to declines in trading assets and securities borrowed and other money-market related activities. Average interest-bearing liabilities totaled $44.8 billion for the second quarter of 2000, down $37.3 billion from the same period in 1999. The decrease was primarily attributable to a decline in securities sold under repurchase agreements, interest-bearing deposits and other money-market related activities.

In the first six months of 2000, the interest rate spread was 0.66 percent compared to 0.95 percent in the prior period. Net interest margin declined from
1.11 percent to 1.09 percent. The yield on interest-earning assets increased by 108 basis points and the cost of interest bearing liabilities increased by 137 basis points.

                                 Trading Revenue

Combined trading revenue and trading-related net interest revenue for the second quarter of 2000 totaled $46 million, up $361 million from the second quarter of 1999. Combined trading revenue and trading-related net interest revenue for the first six months of 2000 totaled $109 million, down $9 million from the first six months of 1999. Trading losses for the prior year quarter and first six months of 1999 reflect the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank and other risk reduction efforts.

The Corporation's trading activities were significantly reduced in the second half of 1999, reflecting the effect of integrating the Corporation into Deutsche Bank. The Corporation anticipates further curtailment of trading-related activities as a result of its ongoing reorganization and integration into Deutsche Bank.

The table below presents the Corporation's trading revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

(in millions) Three months ended June 30,                         2000          1999
--------------------------------------------------------------------------------------
Interest rate risk                                                $ 22          $(378)
Foreign exchange risk                                               (9)            48
Equity and commodity risk                                           18            (77)
--------------------------------------------------------------------------------------
Total trading revenue                                               31           (407)
Trading-related net interest revenue                                15             92
--------------------------------------------------------------------------------------
Combined total                                                    $ 46          $(315)
======================================================================================

(in millions) Six months ended June 30,                           2000          1999
--------------------------------------------------------------------------------------
Interest rate risk                                                $ 38          $(243)
Foreign exchange risk                                                2            154
Equity and commodity risk                                           54             22
-------------------------------------------------------------------------------------
Total trading revenue                                               94            (67)
Trading-related net interest revenue                                15            185
--------------------------------------------------------------------------------------
Combined total                                                    $109          $ 118
======================================================================================


                   Second Quarter 2000 vs. Second Quarter 1999

Interest Rate Risk - Trading revenue related to interest rate risk increased from the prior year quarter. The prior year quarter reflected the integration of Bankers Trust trading assets into Deutsche Bank. The prior period also included post merger risk reduction initiatives and the impact of a change in management's intention regarding certain trading and trading related assets.

Foreign Exchange Risk - The decrease is primarily attributable to the sale of BTAL in the third quarter of 1999 as well as the overall reduction of the trading portfolio.

Equity and Commodity Risk - The increase is due to losses incurred in the prior year quarter related to the Corporation's overall reduction of trading related activities.


                       Six Months 2000 vs. Six Months 1999

Interest Rate Risk - Trading revenue related to interest rate risk increased from the prior period. The prior year period reflected the integration of Bankers Trust trading assets into Deutsche Bank. The prior period also included post merger risk reduction initiatives and the impact of a change in management's intention regarding certain trading and trading related assets.

Foreign Exchange Risk - The decrease is primarily attributed to the overall reduction of the trading portfolio in addition to the sale of BTAL in the third quarter of 1999, which in the prior year was responsible for a significant portion of foreign exchange trading revenue.

Equity and Commodity Risk - Trading revenue related to equity and commodity risk increased from the prior year. The increase is reflective of prior year risk reduction initiatives consistent with the Corporation's overall curtailment of trading related activities.

                     Noninterest Revenue (Excluding Trading)

                   Second Quarter 2000 vs. Second Quarter 1999

Fiduciary and funds management revenue was down $76 million, or 27 percent, from the second quarter of 1999. The decrease is due primarily to the sale of BTAL in the third quarter of 1999.

Corporate finance fees of $45 million decreased $200 million from the $245 million earned in the second quarter of 1999. The decline is primarily attributable to lower revenue from underwriting, merger and acquisition and financial advisory activities resulting from the transfer of BTAB to DBSI in June 1999.

Other fees and commissions of $82 million decreased $71 million from the prior year quarter primarily due to lower fees for brokerage services resulting from the transfer of BTAB to DBSI in June 1999.

Insurance premium revenue decreased $38 million from the prior year quarter. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.

Securities available for sale gains totaled $31 million in the current quarter compared to securities available for sale losses of $139 million in the prior year quarter. The prior period reflected third-party sale activity and the transfer of Latin American debt securities to related Deutsche Bank entities based on changes in management responsibility related to such securities.

Other noninterest revenue totaled $(40) million compared to $(166) million in the prior year period. The prior year period included the recognition of cumulative translation adjustments for certain legal entities transferred to affiliated Deutsche Bank entities.

                       Six Months 2000 vs. Six Months 1999

Fiduciary and funds management revenue was down $142 million, or 26 percent, from the first half of 1999. The decrease is due primarily to the sale of BTAL in the third quarter of 1999.

Corporate Finance fees of $82 million decreased $360 million from the $442 million earned in the first half of 1999. The decline is primarily attributable to lower revenue from underwriting, merger and acquisition and financial advisory activities resulting from the transfer of BTAB to DBSI in June 1999.

Other fees and commissions of $162 million decreased $202 million from the prior year period primarily due to lower fees for brokerage services resulting from the transfer of BTAB to DBSI in June 1999.

Insurance premium revenue decreased $86 million from the prior year period. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.

Securities available for sale gains totaled $31 million for the first half of 2000 compared to securities available for sale losses of $143 million in the prior year period. The prior period reflected third-party sale activity and the transfer of Latin American debt securities to related Deutsche Bank entities based on changes in management responsibility related to such securities.

Other noninterest revenue totaled $151 million compared to $20 million in the prior year period. The current year-to-date period reflected higher revenue from mark-to-market adjustments on venture capital equity securities.

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

The provisions for credit losses and the other changes in the allowances for credit losses are shown below (in millions).

                                                         Quarter Ended                Six Months Ended
                                                            June 30,                      June 30,
                                                     --------------------           -------------------
Total allowance for credit losses                    2000         1999              2000           1999
-------------------------------------------------------------------------------------------------------
Loans

Balance, beginning of period                         $422         $603              $491           $652
Provision for credit losses                            (2)         (25)              (40)           (25)
Transfer to Deutsche Bank                               -          (29)*               -            (29)*
Net charge-offs
  Charge-offs                                           3           24                43             84
  Recoveries                                            2            7                11             18
-------------------------------------------------------------------------------------------------------
Total net charge-offs                                   1           17                32             66
-------------------------------------------------------------------------------------------------------
Balance, end of period                               $419**       $532              $419**         $532
=======================================================================================================


Other liabilities

Balance, beginning of period                         $ 18         $ 18              $ 24           $ 18
Provision for credit losses                           (14)          (4)              (20)            (4)
-------------------------------------------------------------------------------------------------------
Balance, end of period                               $  4         $ 14                $4           $ 14
=======================================================================================================

*    Reflects the allowance for credit losses of BTI on the date of transfer.
** Comprised of a specific allowance component of $299 million, a country risk component of $10 million and an expected loss component of $110 million at June 30, 2000. Not comparable to the prior year periods due to revised policies and procedures for determining the allowance for credit losses implemented in the third quarter of 1999. The allowance for credit losses-loans at December 31, 1999 was $491 million and was comprised of a specific allowance component of $268 million, a country risk component of $56 million and an expected loss component of $167 million.

RESTRUCTURING AND OTHER RELATED ACTIVITIES

During the second and fourth quarters of 1999, the Corporation recorded pre-tax charges for restructuring and other related activities totaling $459 million ("Plan 1") and $174 million ("Plan 2"), respectively. For a further discussion of these charges, refer to page 43 of the Corporation's Annual Report on Form 10-K.

As of June 30, 2000, all significant restructuring initiatives contemplated in Plan 1 have been completed. The remaining reserve balance of $21 million was reversed in the second quarter of 2000 and is reflected in the Consolidated Statement of Income for the three months and six months ended June 30, 2000.

In addition, management believes the cost to complete Plan 2 will be reduced by $25 million resulting from certain management changes in the Global Institutional Services business and a higher than anticipated level of employee attrition. Such amount has been reversed in the second quarter of 2000 and is reflected in the Consolidated Statement of Income for the three months and six months ended June 30, 2000. At June 30, 2000, the remaining Plan 2 reserve balance was $68 million. Plan 2 severance and other restructuring-related activities are expected to be substantially completed during the remainder of 2000.

EXPENSES

                   Second Quarter 2000 vs. Second Quarter 1999

As compared to the second quarter of 1999, salaries and commissions expense decreased $216 million, or 64 percent, primarily due to a decrease in the average number of employees resulting from the transfer of BTAB and BTI in the second quarter of 1999, the sale of BTAL in the third quarter of 1999 and staff reductions resulting from the Acquisition.

Incentive compensation and employee benefits decreased $183 million, or 65 percent from the prior year quarter, resulting from the previously mentioned decrease in the average number of employees. In addition, the prior year quarter included amortization expense for deferred compensation plans.

The prior year quarter included $1.1 billion of change in control (COC) related incentive compensation and employee benefits, primarily as a result of accelerated amortization of deferred compensation amounts as of the COC date.

The provision for policyholder benefits decreased $51 million from the prior year quarter. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.

                       Six Months 2000 vs. Six Months 1999

As compared to the first half of 1999, salaries and commissions expense decreased $466 million, or 66 percent, primarily due to a decrease in the average number of employees resulting from the transfer of BTAB and BTI in the second quarter of 1999, the sale of BTAL in the third quarter of 1999 and staff reductions resulting from the Acquisition.

Incentive compensation and employee benefits decreased $497 million, or 70 percent from the prior year-to-date period, resulting from the previously mentioned decrease in the average number of employees. In addition, the prior year-to-date period included amortization expense for deferred compensation plans.

The prior year-to-date period included $1.1 billion of change in control related incentive compensation and employee benefits, primarily as a result of accelerated amortization of deferred compensation amounts as of the COC date.

The provision for policyholder benefits decreased $114 million from the prior year period. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.

Other noninterest expenses increased $130 million from the prior year period primarily due to charges payable to a Deutsche Bank affiliated company relating to compensation arrangements.

INCOME TAXES

Income tax expense for the second quarter of 2000 amounted to $36 million, compared to a tax benefit of $585 million in the second quarter of 1999. For the first six months of 2000, the income tax expense was $119 million, compared with an income tax benefit of $516 million in the first half of 1999. The effective tax rate was 189 percent for the current quarter and 94 percent for the six months ended June 30, 2000, and 23 percent for the prior year quarter and 22 percent for six months ended June 30, 1999. The primary reason for the effective tax rate in 2000 is state and local taxes and an increase in the deferred tax valuation allowance.

BALANCE SHEET ANALYSIS

The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.


                                                         CONDENSED AVERAGE BALANCE  SHEETS
                                                         ---------------------------------
                                                                   (in millions)
                                                         2nd Qtr       1st Qtr    4th Qtr
                                                          2000          2000      1999
------------------------------------------------------------------------------------------
ASSETS
 Interest-earning
  Interest-bearing deposits with banks                   $ 6,915       $ 5,147      $ 3,867
  Federal funds sold                                       1,222         2,263        3,608
  Securities purchased under resale
   agreements                                              2,160         2,940        5,478
  Trading assets                                          15,714        13,885        6,221
  Securities available for sale
    Taxable                                                  699         2,528        3,412
    Exempt from federal income taxes                          16            16           16
-------------------------------------------------------------------------------------------
Total securities available for sale                          715         2,544        3,428
  Loans
    Domestic offices                                      17,867        17,143       16,132
    Foreign offices                                        2,858         3,642        4,613
-------------------------------------------------------------------------------------------
Total loans                                               20,725        20,785       20,745
Customer receivables                                         326           633          569
-------------------------------------------------------------------------------------------
Total interest-earning assets                             47,777        48,197       43,916
 Noninterest-earning
  Cash and due from banks                                  1,606         2,354        1,745
  Noninterest-earning trading assets                       5,748         3,915        8,541
  All other assets                                         9,857         9,279        8,774
  Less: Allowance for credit losses-loans                   (421)         (424)        (508)
-------------------------------------------------------------------------------------------
Total                                                    $64,567       $63,321      $62,468
===========================================================================================

LIABILITIES
 Interest-bearing
  Interest-bearing deposits
    Domestic offices                                     $ 9,670       $10,879      $12,200
    Foreign offices                                        6,178         6,955        7,659
-------------------------------------------------------------------------------------------
Total interest-bearing deposits                           15,848        17,834       19,859
  Trading liabilities                                         53            53           39
  Securities loaned and securities sold
   under repurchase agreements                                66            61          210
  Other short-term borrowings                             10,996         9,340        7,691
  Long-term debt                                          16,416        15,197       13,915
  Trust preferred capital securities                       1,417         1,429        1,427
-------------------------------------------------------------------------------------------
Total interest-bearing liabilities                        44,796        43,914       43,141
 Noninterest-bearing
  Noninterest-bearing deposits                             3,539         4,503        4,724
  Noninterest-bearing trading liabilities                  5,126         4,153        4,516
  All other liabilities                                    6,784         6,421        5,542
-------------------------------------------------------------------------------------------
Total liabilities                                         60,245        58,991       57,923
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
 Preferred stock                                             364           368          392
 Common stockholder's equity                               3,958         3,962        4,153
-------------------------------------------------------------------------------------------
Total stockholders' equity                                 4,322         4,330        4,545
-------------------------------------------------------------------------------------------
Total                                                    $64,567       $63,321      $62,468
===========================================================================================

                          Securities Available for Sale

The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows:

                                                         June 30,         March 31,       December 31,
(in millions)                                                2000              2000               1999
------------------------------------------------------------------------------------------------------
Fair value                                                   $597            $1,210             $3,252
Amortized cost                                                498             1,156              3,227
------------------------------------------------------------------------------------------------------
Excess of fair value over
 amortized cost*                                              $99            $   54             $   25
======================================================================================================
* Components:
    Unrealized gains                                         $107            $   67             $   45
    Unrealized losses                                          (8)              (13)               (20)
------------------------------------------------------------------------------------------------------
                                                             $ 99            $   54             $   25
======================================================================================================

TRADING DERIVATIVES

The Corporation manages trading positions in a variety of derivative contracts. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur.

The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                                         At June 30,                    Average During
                                                            2000                        2nd Qtr. 2000
                                                 ------------------------             ---------------------
                                                                  (Liabi-                           (Liabi-
(in millions)                                    Assets           lities)              Assets       lities)
-----------------------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                                 $ 3,519        $(3,911)               $ 3,461        $(3,906)
Interest Rate Contracts
  Forwards                                           --             --                     --             --
  Options purchased                                 138                                   113
  Options written                                                 (144)                                  (91)
Foreign Exchange Rate Contracts
  Spot and Forwards                                  --             (5)                   105             --
  Options purchased                                  17                                    16
  Options written                                                  (17)                                  (16)
Equity-related contracts                          1,004         (1,009)                   942         (1,014)
Commodity-related and other contracts             2,244         (2,244)                 2,244         (2,244)

Exchange-Traded Options
Interest Rate                                        --             --                     --             --
Foreign exchange                                     --             --                     --             --
Commodity                                            --             --                     --             --
Equity                                               --            (66)                    --            (31)
-----------------------------------------------------------------------------------------------------------
Total Gross Fair Values                           6,922         (7,396)                 6,881         (7,302)
Impact of Netting Agreements                     (3,728)         3,728                 (3,982)         3,982
-----------------------------------------------------------------------------------------------------------
                                                 $3,194 (a)    ($3,668) (a)           $ 2,899        $(3,320)
                                                =======        =======                =======        =======

(a) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                                     At December 31,                            Average During
                                                          1999                                   4th Qtr. 1999
                                                -----------------------------            ---------------------------
                                                                  (Liabi-                                 (Liabi-
(in millions)                                    Assets           lities)                    Assets       lities)
--------------------------------------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
 Swap Contracts                                 $  6,400             $ (6,570)            $  6,927          $ (6,813)
Interest Rate Contracts
  Forwards                                            --                   --                    3                (4)
  Options purchased                                  519                                       414
  Options written                                     --                 (614)                  --              (628)
Foreign Exchange Rate Contracts
  Spot and Forwards                                   11                   (3)                 193              (134)
  Options purchased                                  351                   --                  388
  Options written                                     --                 (350)                  --              (388)
Equity-related contracts                           1,760               (1,865)               1,620            (1,893)
Commodity-related and other contracts                853                 (852)                 677              (707)

Exchange-Traded Options
Interest Rate                                         --                   --                   --                --
Foreign exchange                                      --                   --                   --                --
Commodity                                             --                   --                   --                --
Equity                                                --                  (16)                  --                --
--------------------------------------------------------------------------------------------------------------------
Total Gross Fair Values                            9,894              (10,270)              10,222           (10,567)
Impact of Netting Agreements                      (5,087)               5,087               (6,100)            6,100
--------------------------------------------------------------------------------------------------------------------
                                                $  4,807(a)          $ (5,183)(a)         $  4,122          $ (4,467)
                                                ========             ========             ========          ========

(a) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

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

Total net end-user derivative unrealized losses were $379 million at June 30, 2000 compared with unrealized losses of $145 million at December 31, 1999. The $234 million increase was primarily due to the realization of $136 million in gains related to the sell off of securities available for sale positions and changes in interest rates.

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

                                                                                      Other
                                                                                      short-
                              Securities                               Interest-      term        Long-
(in millions)                  available                 Other          bearing       borrow-     term
June 30, 2000                   for sale    Loans       assets          deposits       ings       debt(a)       Total
---------------------------------------------------------------------------------------------------------------------

Interest Rate Swaps(b)
  Pay Variable
   Unrealized Gain             $ --         $ --        $ --           $   4          $ 2         $   9         $  15
   Unrealized (Loss)             (1)          (1)                       (270)          (6)         (177)         (455)
---------------------------------------------------------------------------------------------------------------------
Pay Variable Net                 (1)          (1)         --            (266)          (4)         (168)         (440)
---------------------------------------------------------------------------------------------------------------------
Pay Fixed
   Unrealized Gain                2           --          --              45           --             3            50
   Unrealized (Loss)             --           --          --             (11)          (1)          --            (12)
----------------------------------------------------------------------------------------------------------------------
Pay Fixed Net                     2           --          --              34           (1)            3            38
----------------------------------------------------------------------------------------------------------------------
Total Unrealized
   Gain                           2           --          --              49            2            12            65
---------------------------------------------------------------------------------------------------------------------
Total Unrealized
   (Loss)                        (1)          (1)         --            (281)          (7)         (177)         (467)
---------------------------------------------------------------------------------------------------------------------
Total Net                      $  1         $ (1)       $ --           $(232)         $(5)        $(165)        $(402)
=====================================================================================================================

Currency Swaps and Forwards
  Unrealized Gain              $ --         $ --        $ --           $ --           $ --        $  37         $  37
  Unrealized (Loss)              --           --          --             --             --          (14)          (14)
---------------------------------------------------------------------------------------------------------------------
Net                            $ --         $ --        $ --           $ --           $ --        $  23         $  23
=====================================================================================================================

Other Contracts
  Unrealized Gain              $ --         $ --        $ --           $ --           $ --        $ --          $ --
  Unrealized (Loss)              --           --          --             --             --          --            --
---------------------------------------------------------------------------------------------------------------------
Net                            $ --         $ --        $ --           $ --           $ --        $ --          $ --
=====================================================================================================================

Total Unrealized
 Gain                          $  2         $ --        $ --           $  49          $ 2         $  49         $ 102
Total Unrealized
 (Loss)                          (1)          (1)         --            (281)          (7)         (191)         (481)
---------------------------------------------------------------------------------------------------------------------
Total Net                      $  1         $ (1)       $ --           $(232)         $(5)        $(142)        $(379)
=====================================================================================================================

(a)  Includes trust preferred capital securities.
(b)  Includes swaps with embedded options to cancel.

                                                                                 Other
                                                                                short-
                              Securities                          Interest-       term      Long-
(in millions)                  available                Other      bearing      borrow-     term
Dec 31, 1999                    for sale    Loans       assets     deposits       ings      debt(a)      Total
--------------------------------------------------------------------------------------------------------------

Interest Rate Swaps(b)
  Pay Variable
   Unrealized Gain             $  --       $  --        $--       $  44        $   3        $  25        $  72
   Unrealized (Loss)              --          (2)        --        (256)          (3)        (171)        (432)
--------------------------------------------------------------------------------------------------------------
Pay Variable Net                  --          (2)        --        (212)          --         (146)        (360)
--------------------------------------------------------------------------------------------------------------
Pay Fixed
   Unrealized Gain                 1          --         --          58           --            7           66
   Unrealized (Loss)              --          --         --         (17)          --           --          (17)
--------------------------------------------------------------------------------------------------------------
Pay Fixed Net                      1          --         --          41           --            7           49
--------------------------------------------------------------------------------------------------------------
Total Unrealized
   Gain                            1          --         --         102            3           32          138
--------------------------------------------------------------------------------------------------------------
Total Unrealized
   (Loss)                         --          (2)        --        (273)          (3)        (171)        (449)
--------------------------------------------------------------------------------------------------------------
Total Net                      $   1       $  (2)       $--       $(171)       $  --        $(139)       $(311)
==============================================================================================================

Forward Rate Agreements
  Unrealized Gain              $   1       $  --        $--       $  --        $  --        $  --        $   1
  Unrealized (Loss)               --          --         --          --           --           --           --
--------------------------------------------------------------------------------------------------------------
Net                            $   1       $  --        $--       $  --        $  --        $  --        $   1
==============================================================================================================

Currency Swaps and Forwards
  Unrealized Gain              $ 136       $  --        $--       $  --        $  --        $  54        $ 190
  Unrealized (Loss)               --          (1)        --          --           --          (24)         (25)
--------------------------------------------------------------------------------------------------------------
Net                            $ 136       $  (1)       $--       $  --        $  --        $  30        $ 165
==============================================================================================================

Other Contracts
  Unrealized Gain              $  --       $  --        $--       $  --        $  --        $  --        $  --
  Unrealized (Loss)               --          --         --          --           --           --           --
--------------------------------------------------------------------------------------------------------------
Net                            $  --       $  --        $--       $  --        $  --        $  --        $  --
==============================================================================================================

Total Unrealized
 Gain                          $ 138       $  --        $--       $ 102        $   3        $  86        $ 329
Total Unrealized
 (Loss)                           --          (3)        --        (273)          (3)        (195)        (474)
--------------------------------------------------------------------------------------------------------------
Total Net                      $ 138       $  (3)       $--       $(171)       $  --        $(109)       $(145)
==============================================================================================================

(a)  Includes trust preferred capital securities.
(b)  Includes swaps with embedded options to cancel.

For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):


At June 30, 2000
Notional
Amount                                        Paying Variable                               Paying Fixed
                                 ------------------------------------------     ---------------------------------------
Maturing                          Notional         Receive            Pay       Notional         Receive            Pay      Total
In:                                 Amount            Rate           Rate         Amount           Rate            Rate     Notional
------------------------------------------------------------------------------------------------------------------------------------

2000                              $ 5,511          6.58%           6.67%       $  242            6.77%          6.11%       $ 5,753

2001-2002                           3,191          6.77            6.46            441           6.67           6.55          3,632

2003-2004                           1,206          6.45            6.52            166           5.94           6.71          1,372

2005 and thereafter                 6,366          6.73            6.54            601           6.41           6.56          6,967
-----------------------------------------------------------------------------------------------------------------------------------
Total                             $16,274                                      $ 1,450                                      $17,724
====================================================================================================================================

All rates were those in effect at June 30, 2000. Variable rates are primarily based on LIBOR or Federal funds rate and may change significantly, affecting future cash flows.


At December 31, 1999
Notional
Amount                                        Paying Variable                               Paying Fixed
                                 ------------------------------------------    ---------------------------------------
Maturing                          Notional         Receive            Pay      Notional         Receive            Pay       Total
In:                                 Amount            Rate           Rate        Amount           Rate            Rate      Notional
------------------------------------------------------------------------------------------------------------------------------------

2000                              $23,569            5.79%          5.78%      $ 3,066           6.09%          5.82%       $26,635

2001-2002                           3,194            6.45           5.96           316           6.46           6.16          3,510

2003-2004                           1,301            6.26           5.98           168           6.33           6.23          1,469

2005 and thereafter                 6,240            6.36           6.26           550           6.24           6.24          6,790
-----------------------------------------------------------------------------------------------------------------------------------
Total                             $34,304                                      $ 4,100                                      $38,404
===================================================================================================================================

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

Based on their respective regulatory capital ratios at June 30, 2000, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the applicable regulations.

The Corporation's and BTCo's ratios are presented in the table below.

                                                                                 FRB
                                                                                 Minimum               To Be Well
                                          Actual                  Actual         for                  Capitalized
                                           as of                   as of         Capital                    Under
                                        June 30,             December 31,        Adequacy              Regulatory
                                            2000                    1999         Purposes              Guidelines
-----------------------------------------------------------------------------------------------------------------
Corporation
 Risk-Based Capital Ratios
  Tier 1 Capital                         10.6%                  10.4%            4.0%                    6.0%
  Total Capital                          17.9%                  18.4%            8.0%                   10.0%

 Leverage Ratio                           7.0%                   7.3%            3.0%                     N/A

BTCo
 Risk-Based Capital Ratios
  Tier 1 Capital                         19.6%                  16.5%            4.0%                    6.0%
  Total Capital                          22.0%                  18.9%            8.0%                   10.0%

 Leverage Ratio                          13.8%                  12.3%            3.0%                    5.0%

N/A Not Applicable

The following are the essential components used in calculating the Corporation's and BTCo's risk-based capital ratios:

                                                           Actual as of      Actual as of
                                                               June 30,      December 31,
(in millions)                                                      2000              1999
-----------------------------------------------------------------------------------------
Corporation
  Tier 1 Capital                                           $ 4,445                $ 4,462
  Tier 2 Capital                                             3,048                  3,399
-----------------------------------------------------------------------------------------
Total Capital                                              $ 7,493                $ 7,861
=========================================================================================

Total risk-weighted assets                                 $41,819                $42,823
=========================================================================================

BTCo
  Tier 1 Capital                                           $ 5,852                $ 5,710
  Tier 2 Capital                                               705                    851
-----------------------------------------------------------------------------------------
Total Capital                                              $ 6,557                $ 6,561
=========================================================================================

Total risk-weighted assets                                 $29,811                $34,657
=========================================================================================

Comparing June 30, 2000 to December 31, 1999, the Corporation's Tier 1 Capital ratio increased 20 basis points due primarily to the decrease in risk-weighted assets of $1.0 billion. Risk-weighted assets decreased principally because positions were liquidated or transferred to other Deutsche Bank affiliates. The Total Capital ratio decreased 50 basis points due to the decline of $368 million in Total Capital. The leverage ratio decreased 30 basis points due to the increase of $2.1 billion in quarterly average assets in the non-bank subsidiaries of the Corporation. The increase was comprised of low risk-weighted assets such as deposits with banks and trading assets.

BTCo's Tier 1 Capital ratio increased 310 basis points due to a reduction in risk-weighted assets of $4.8 billion and an increase in Tier 1 Capital of $142 million. Total Capital ratio increased 310 basis points due to the reduction in risk-weighted assets. The Leverage ratio increased 150 basis points primarily due to the significant reduction of $4 billion in quarterly average assets.

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

Table 1 below shows the results of statistical measures of loss for the first six months of 2000 and all of 1999 for the set of financial assets and liabilities whose values are functions of market traded variables irrespective of accounting intention. This measure shows the 99th percentile loss potential of the Firm assuming the Firm's positions are held unchanged for 1 day. Table 2 shows the same information for the subset of these positions that appear as Trading Assets on the Corporation's balance sheet.

Table 1
BT Corporation Total Value at Risk
(in millions)

                                                                        Six Months
                                                         1999                 2000            December 31,                June 30,
Risk Class                                            Average              Average                    1999                    2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate                                          $18.0                  $4.3                   $ 5.1                    $5.2
Currency                                                 2.5                   1.5                     0.6                     1.3
Equity                                                  22.6                  33.4                    11.7                    72.9
Commodity                                                0.6                    --                      --                      --
Diversification                                        (12.4)                 (5.3)                   (4.6)                   (6.3)
------------------------------------------------------------------------------------------------------------------------------------
Overall Portfolio                                      $31.3                 $33.9                   $12.8                   $73.1
------------------------------------------------------------------------------------------------------------------------------------


Table 1 shows that the Corporation's overall market-risk exposure increased on a spot basis by 471 percent from year-end, which was mainly driven by an increase in equity risk. The primary risks at June 30, 2000 are equity risk and interest rate risk. The equity risk is primarily from private equity investments held by the Corporation. This equity risk increased sharply in the second quarter, mainly due to market movements in the Corporation's private equity investments. The interest rate risk stems mainly from the loan trading, loan syndication and loan securitization businesses.

Table 2
BT Corporation Trading Value at Risk
(in millions)

                                                                        Six Months
                                                        1999                  2000            December 31,                June 30,
Risk Class                                            Average              Average                    1999                    2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate                                          $11.1                  $4.2                    $5.0                    $5.1
Currency                                                 2.3                   1.5                     0.6                     1.3
Equity                                                   8.7                   7.2                     5.8                     2.5
Commodity                                                0.6                    --                      --                      --
Diversification                                         (7.0)                 (3.8)                   (3.7)                   (3.0)
------------------------------------------------------------------------------------------------------------------------------------
Overall Portfolio                                      $15.7                  $9.1                    $7.7                   $5.9
------------------------------------------------------------------------------------------------------------------------------------

Table 2 shows that the Corporation's June 30th risk levels from Trading Assets decreased by 23 percent on a spot basis from December 31, 1999 due to the ongoing reorganization and integration into Deutsche Bank.


LIQUIDITY

Liquidity is the ability to have funds available at all times to meet the commitments of the Corporation. The Corporation's liquidity process has become an integral part of Deutsche Bank's global liquidity process. Management's policy is designed to maintain Deutsche Bank's ability to fund assets and meet any contractual financial obligations on a timely basis at a fair market cost under any market conditions. While Deutsche Bank and the Corporation manage their liquidity positions on a day-to-day basis to meet ongoing funding needs, the planning and management process also encompasses contingency planning to address even the most severe liquidity events.

Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At June 30, 2000, this credit line totaled approximately $5 billion. Of this amount, approximately $4 billion was drawn.

NONPERFORMING ASSETS

The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                        June 30,       December 31,
                                                            2000               1999
-----------------------------------------------------------------------------------
CASH BASIS LOANS
  Domestic
    Commercial and industrial                               $661               $495
    Secured by real estate                                    33                 67
    Financial institutions                                    10                 11
-----------------------------------------------------------------------------------
Total domestic                                               704                573
-----------------------------------------------------------------------------------
  International
    Commercial and industrial                                 68                132
    Secured by real estate                                    10                 10
    Other                                                     19                 22
-----------------------------------------------------------------------------------
Total international                                           97                164
-----------------------------------------------------------------------------------
Total cash basis loans                                      $801               $737
===================================================================================

Ratio of cash basis loans to total gross loans               3.7%               3.7%
===================================================================================

Ratio of allowance for credit losses-loans to
 cash basis loans                                             52%                67%
===================================================================================

RENEGOTIATED LOANS                                           $--                $11
===================================================================================

OTHER REAL ESTATE                                           $108                $88
===================================================================================

OTHER NONPERFORMING ASSETS                                    $4                 $8
===================================================================================


There were no loans 90 days or more past due and still accruing interest at June 30, 2000 and December 31, 1999.

An analysis of the changes in the Corporation's total cash basis loans during the first six months of 2000 follows (in millions):


Balance, December 31, 1999                                                 $737
Net transfers to cash basis loans                                           243
 Net transfers to other real estate                                         (27)
Net paydowns                                                                (88)
Charge-offs                                                                 (43)
Other                                                                       (21)
-------------------------------------------------------------------------------
Balance, June 30, 2000                                                     $801
===============================================================================

The Corporation's total cash basis loans amounted to $801 million at June 30, 2000, up $64 million, or 9 percent, from December 31, 1999.

Impaired loans under SFAS 114, were $809 million and $889 million at June 30, 2000 and December 31, 1999, respectively. Included in these amounts were $752 million and $718 million of loans that required a specific allowance of $299 million and $268 million at those same dates, respectively.

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


                                                              Six Months
                                                                 Ended
                                                                June 30,
                                                       --------------------------
(in millions)                                              2000              1999
---------------------------------------------------------------------------------
Domestic Loans
 Gross amount of interest that would have
  been recorded at original rate                            $35                $5
 Less, interest, net of reversals, recognized
  in interest revenue                                        20                 2
---------------------------------------------------------------------------------
Reduction of interest revenue                                15                 3
---------------------------------------------------------------------------------
International Loans
 Gross amount of interest that would have
  been recorded at original rate                              2                11
 Less, interest, net of reversals, recognized
  in interest revenue                                        --                 8
---------------------------------------------------------------------------------
Reduction of interest revenue                                 2                 3
---------------------------------------------------------------------------------
Total reduction of interest revenue                         $17                $6
=================================================================================

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



Included in the Corporation's financial statements were the following balances with such affiliates.

(in millions)                                        June 30, 2000       December 31, 1999
------------------------------------------------------------------------------------------
Interest-earning assets                                 $16,137             $10,843
Noninterest-earning assets                                1,482               1,147
Interest-bearing liabilities                             15,610               6,568
Noninterest-bearing liabilities                           1,508                 139



ACCOUNTING DEVELOPMENTS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as further amended by SFAS 138 in June 2000, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS 137 deferred the effective date of SFAS 133 until January 1, 2001 for calendar year companies. Depending on the underlying risk management strategy, the accounting for these products under the new standard could affect reported earnings and balance sheet accounts. The Corporation continues to evaluate the potential impact of the new standard as plans for implementation proceed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" on page 29 for Quantitative and Qualitative Disclosures About Market Risk.

OTHER DEVELOPMENTS
Michael Dobson resigned as director of the Corporation and Bankers Trust Company effective April 27, 2000. Dr. Ronaldo H. Schmitz resigned as director of the Corporation and Bankers Trust Company effective June 30, 2000. Robert B. Allardice III was elected a director of the Corporation and Bankers Trust Company effective July 1, 2000.

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

     (12) Statement re Computation of Ratios

     (27) Financial Data Schedule


(b) Reports on Form 8-K - Bankers Trust Corporation did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 14, 2000.


                                     BANKERS TRUST CORPORATION



                                     BY: /S/ RONALD HASSEN
                                         ---------------------------
                                             RONALD HASSEN
                                             Senior Vice President, Controller
                                              and Principal Accounting Officer

                            BANKERS TRUST CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED June 30, 2000

                                  EXHIBIT INDEX




 (4)     Instruments Defining the Rights of Security
          Holders, Including Indentures

           (v) -  Long-Term Debt Indentures                              (1)

 (12)    Statement re Computation of Ratios

           (a) -  Computation of Consolidated Ratios of
                  Earnings to Fixed Charges

           (b) -  Computation of Consolidated Ratios of
                  Earnings to Combined Fixed Charges and
                  Preferred Stock Dividend Requirements

 (27)    Financial Data Schedule



[FN]
(1) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust Corporation or its subsidiaries.