Form 10-Q
period 2000-09-30
BANKERS TRUST CORP
filed 2000-11-15
CIK 9749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number 1-5920

                            BANKERS TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

               New York                                          13-6180473
   (State or other jurisdiction of                             (IRS employer
    incorporation or organization)                           identification no.)

          130 Liberty Street
          New York, New York                                       10006
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

          Yes [X]                                                No [_]

The registrant is a wholly-owned subsidiary of Deutsche Bank AG. As of the date hereof, 1 share of the registrant's Common Stock par value $1 per share, was issued and outstanding.

                            BANKERS TRUST CORPORATION

                          September 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION                                               Page
                                                                            ----

     Item 1. Financial Statements
                Consolidated Statement of Income
                   Three Months Ended September 30, 2000 and 1999              2
                   Nine Months Ended September 30, 2000 and 1999               3

                Consolidated Statement of Comprehensive Income
                   Three Months Ended September 30, 2000 and 1999              4
                   Nine Months Ended September 30, 2000 and 1999

                Consolidated Balance Sheet
                   At September 30, 2000 and December 31, 1999                 5

                Consolidated Statement of Changes in Stockholder's Equity
                   Nine Months Ended September 30, 2000 and 1999               6

                Consolidated Statement of Cash Flows
                   Nine Months Ended September 30, 2000 and 1999               7

                Consolidated Schedule of Net Interest Revenue
                   Three Months and Nine Months Ended September 30,
                   2000 and 1999                                               8

          In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period.

          The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as supplemented by the first and second quarter 2000 Form 10-Q.

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

PART I. FINANCIAL INFORMATION

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                                      Increase
THREE MONTHS ENDED SEPTEMBER 30,                                    2000      1999   (Decrease)
-----------------------------------------------------------------------------------------------
NET INTEREST REVENUE
      Interest revenue                                           $   954   $   818    $   136
      Interest expense                                               822       664        158
-----------------------------------------------------------------------------------------------
Net interest revenue                                                 132       154        (22)
Provision for credit losses-loans                                     (4)      (49)        45
-----------------------------------------------------------------------------------------------
Net interest revenue after provision for credit losses-loans         136       203        (67)
-----------------------------------------------------------------------------------------------
NONINTEREST REVENUE
      Trading                                                         33        12         21
      Fiduciary and funds management                                 182       250        (68)
      Corporate finance fees                                          25        46        (21)
      Other fees and commissions                                      73        92        (19)
      Securities available for sale gains (losses)                     9        (7)        16
      Other                                                          546     1,035       (489)
-----------------------------------------------------------------------------------------------
Total noninterest revenue                                            868     1,428       (560)
-----------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
      Salaries and commissions                                       117       193        (76)
      Incentive compensation and employee benefits                   103       230       (127)
      Agency and other professional service fees                      58        93        (35)
      Communication and data services                                 19        40        (21)
      Occupancy, net                                                  26        45        (19)
      Furniture and equipment                                         30        51        (21)
      Travel and entertainment                                        10        14         (4)
      Other                                                           59       144        (85)
-----------------------------------------------------------------------------------------------
Total noninterest expenses                                           422       810       (388)
-----------------------------------------------------------------------------------------------
Income before income taxes                                           582       821       (239)
Income taxes                                                         291       559       (268)
-----------------------------------------------------------------------------------------------

NET INCOME                                                       $   291   $   262    $    29
===============================================================================================

Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                                      Increase
NINE MONTHS ENDED SEPTEMBER 30,                                    2000        1999  (Decrease)
----------------------------------------------------------------------------------------------
NET INTEREST REVENUE
     Interest revenue                                            $ 2,659    $ 3,622    $  (963)
     Interest expense                                              2,271      2,971       (700)
----------------------------------------------------------------------------------------------
Net interest revenue                                                 388        651       (263)
Provision for credit losses - loans                                  (44)       (74)        30
----------------------------------------------------------------------------------------------
Net interest revenue after provision for credit losses - loans       432        725       (293)
----------------------------------------------------------------------------------------------
NONINTEREST REVENUE
     Trading                                                         127        (55)       182
     Fiduciary and funds management                                  595        805       (210)
     Corporate finance fees                                          107        488       (381)
     Other fees and commissions                                      235        456       (221)
     Securities available for sale gains (losses)                     40       (150)       190
     Insurance premiums                                               --         86        (86)
     Other                                                           697      1,055       (358)
----------------------------------------------------------------------------------------------
Total noninterest revenue                                          1,801      2,685       (884)
----------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
     Salaries and commissions                                        361        903       (542)
     Incentive compensation and employee benefits                    321        945       (624)
     Change in control related incentive
       compensation and employee benefits                             --      1,101     (1,101)
     Agency and other professional service fees                      155        343       (188)
     Communication and data services                                  65        172       (107)
     Occupancy, net                                                   77        165        (88)
     Furniture and equipment                                          91        189        (98)
     Travel and entertainment                                         31         98        (67)
     Provision for policyholder benefits                              --        114       (114)
     Other                                                           469        424         45
     Restructuring charge                                            (46)       459       (505)
----------------------------------------------------------------------------------------------
Total noninterest expenses                                         1,524      4,913     (3,389)
----------------------------------------------------------------------------------------------
Income (loss) before income taxes                                    709     (1,503)     2,212
Income taxes                                                         410         43        367
----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                $   299    $(1,546)   $ 1,845
==============================================================================================

Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)

                                                                    Three Months Ended    Nine Months Ended
                                                                      September 30,         September 30,
                                                                    ----------------------------------------
                                                                       2000       1999       2000       1999
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                   $   291    $   262    $   299    $(1,546)
------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments:
   Unrealized foreign currency translation gains (losses) arising
     during period, net of tax(a)                                       (38)        12        (91)         9
   Reclassification adjustment for realized foreign currency
     translation (gains) losses, net of tax(b)                            4        130          8        302

Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during
     period, net of tax(c)                                              (78)        (3)         5        (27)
   Reclassification adjustment for realized (gains)
     losses, net of tax(d)                                               (5)         4        (23)       121
------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                (117)       143       (101)       405
------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                         $   174    $   405    $   198    $(1,141)
============================================================================================================

(a) Amounts are net of income tax expense (benefit) of $(22) million and $9 million for the three months ended September 30, 2000 and September 30, 1999, respectively, and $(52) million and $(10) million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

(b) Amounts are net of income tax expense (benefit) of $(3) million and $(43) million for the three months ended September 30, 2000 and September 30, 1999, respectively, and $(1) million and $(34) million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

(c) Amounts are net of income tax expense (benefit) of $(55) million and $(3) million for the three months ended September 30, 2000 and September 30, 1999, respectively, and $(42) million and $5 million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

(d) Amounts are net of income tax expense (benefit) of $4 million and $(3) million for the three months ended September 30, 2000 and September 30, 1999, respectively, and $17 million and $(29) million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        ($ in millions, except par value)

                                                                        September 30,  December 31,
                                                                            2000*          1999
---------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                   $  1,596       $  3,212
Interest-bearing deposits with banks                                         4,706          4,693
Federal funds sold                                                               7          2,472
Securities purchased under resale agreements                                 1,616          6,764
Trading assets:
 Government securities                                                         103          2,296
 Corporate debt securities                                                     594          1,367
 Equity securities                                                          10,359          7,144
 Swaps, options and other derivatives                                        2,693          4,807
 Other trading assets                                                        1,634          3,403
---------------------------------------------------------------------------------------------------
Total trading assets                                                        15,383         19,017
Securities available for sale                                                  282          3,252
Loans, net of allowance for credit losses of $405 at September 30, 2000
 and $491 at December 31, 1999                                              26,208         19,471
Customer receivables                                                           288            306
Accounts receivable and accrued interest                                     2,590          2,307
Other assets                                                                 4,662          6,663
---------------------------------------------------------------------------------------------------
Total                                                                     $ 57,338       $ 68,157
===================================================================================================
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                                        $  2,971       $  2,690
  Foreign offices                                                              899          2,299
Interest-bearing deposits
  Domestic offices                                                           9,200         12,118
  Foreign offices                                                            3,903          6,362
---------------------------------------------------------------------------------------------------
Total deposits                                                              16,973         23,469
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                                         54             53
  Equity securities                                                             --             21
  Other trading liabilities                                                  1,132              9
 Swaps, options and other derivatives                                        2,562          5,183
---------------------------------------------------------------------------------------------------
Total trading liabilities                                                    3,748          5,266
Securities loaned and securities sold under repurchase agreements               88             56
Other short-term borrowings                                                 13,864         11,540
Accounts payable and accrued expenses                                        2,160          3,314
Other liabilities, including allowance for credit losses of $12 at
 September 30, 2000 and $24 at December 31, 1999                             4,008          3,728
Long-term debt not included in risk-based capital                            8,945         12,582
Long-term debt included in risk-based capital                                2,077          2,424
Mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included
 in risk-based capital                                                       1,321          1,428
---------------------------------------------------------------------------------------------------
Total liabilities                                                           53,184         63,807
===================================================================================================

STOCKHOLDER'S EQUITY
Preferred stock                                                                 --            376
Common stock, $1 par value
  Authorized, 200 shares; Issued, 1 share                                       --             --
Capital surplus                                                              2,319          2,318
Retained earnings                                                            1,966          1,686
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities available for sale,
  net of taxes                                                                  (2)            16
  Foreign currency translation, net of taxes                                  (129)           (46)
---------------------------------------------------------------------------------------------------
Total stockholder's equity                                                   4,154          4,350
---------------------------------------------------------------------------------------------------
Total                                                                     $ 57,338       $ 68,157
===================================================================================================

*    Unaudited.

Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                         (in millions, except par value)
                                   (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                                  2000       1999
----------------------------------------------------------------------------------
PREFERRED STOCK
Balance, January 1                                              $   376    $   394
Preferred stock repurchased                                         (12)        --
Preferred stock redeemed                                           (364)        --
----------------------------------------------------------------------------------
Balance, September 30                                                --        394
----------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1                                                   -*        105
Retirement of common stock                                           --       (105)
Issuance of common stock                                             --         -*
----------------------------------------------------------------------------------
Balance, September 30                                                -*         -*
----------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                                2,318      1,613
Preferred stock repurchased                                           1         --
Common stock distributed under employee benefit plans                --          4
Capital transactions related to change in control                    --       (699)
Capital contribution from parent                                     --      1,400
----------------------------------------------------------------------------------
Balance, September 30                                             2,319      2,318
----------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                1,686      3,504
Net income (loss)                                                   299     (1,546)
Cash dividends declared
    Preferred stock                                                 (19)       (16)
    Common stock                                                     --        (98)
Treasury stock distributed under employee benefit plans              --        (95)
----------------------------------------------------------------------------------
Balance, September 30                                             1,966      1,749
----------------------------------------------------------------------------------
COMMON STOCK IN TREASURY, AT COST
Balance, January 1                                                   --     (1,056)
Purchases of stock                                                   --        (71)
Treasury stock distributed under employee benefit plans              --        322
Capital transactions related to change in control                    --        805
----------------------------------------------------------------------------------
Balance, September 30                                                --         --
----------------------------------------------------------------------------------
OTHER STOCKHOLDER'S EQUITY
Balance, January 1                                                   --        599
Deferred stock awards granted, net                                   --          1
Deferred stock distributed                                           --       (216)
Amortization of deferred compensation, net                           --        749
Capital transactions related to change in control                    --     (1,158)
Other                                                                --         25
----------------------------------------------------------------------------------
Balance, September 30                                                --         --
----------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                                  (46)      (398)
Translation adjustments/entity transfers and sales                 (134)       335
Income taxes                                                         51        (24)
----------------------------------------------------------------------------------
Balance, September 30                                              (129)       (87)
----------------------------------------------------------------------------------
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                                   16        (65)
Change in unrealized net gains, after applicable income taxes
 and minority interest                                              (18)        94
----------------------------------------------------------------------------------
Balance, September 30                                                (2)        29
----------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY, SEPTEMBER 30                        $ 4,154    $ 4,403
==================================================================================

*    1 share, $1 par value.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

NINE MONTHS ENDED SEPTEMBER 30,                                  2000        1999
---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                            $    299    $ (1,546)
Adjustments  to  reconcile  net income  (loss) to net cash
  (used in)  provided by operating
     activities:
     Provision for credit losses - loans                          (44)        (74)
     Provision for credit losses - other                          (12)         12
     Provision for policyholder benefits                           --         114
     Restructuring charge (release)                               (46)        459
     Deferred income taxes, net                                    36         (70)
     Depreciation and other amortization and accretion             28         881
     Other, net                                                   (18)        128
     Gain on transfer of BTH                                     (567)         --
     Gain on sale of BTAL                                          --        (779)
---------------------------------------------------------------------------------
     Earnings adjusted for noncash charges and credits           (324)       (875)
Net change in:
     Trading assets                                            (4,491)    (11,264)
     Trading liabilities                                         (457)     21,839
     Receivables and payables from securities transactions        (43)        861
     Customer receivables                                          18      (1,276)
     Other operating assets and liabilities, net               (1,414)     (2,592)
Securities available for sale (gains) losses                      (40)        150
---------------------------------------------------------------------------------
Net cash (used in) provided by operating activities            (6,751)      6,843
---------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
     Interest-bearing deposits with banks                         106      (2,351)
     Federal funds sold                                         2,464       1,315
     Securities purchased under resale agreements               5,149      (6,392)
     Securities borrowed                                           --      (8,955)
     Loans                                                        593       1,778
Securities available for sale:
     Purchases                                                   (260)     (6,103)
     Maturities and other redemptions                           2,241       1,015
     Sales                                                        576       8,351
Acquisitions of premises and equipment                           (130)        (80)
Other, net                                                          6        (474)
Proceeds from transfer of legal entities and sale of BTAL          71       4,323
---------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            10,816      (7,573)
---------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
     Deposits                                                  (6,845)     (5,459)
     Securities loaned and securities sold under
       repurchase agreements                                       32      12,565
     Other short-term borrowings                                1,267      (6,711)
Issuances of long-term debt                                     2,374       2,167
Repayments of long-term debt                                   (2,069)     (4,188)
Redemptions and repurchases of preferred stock                   (375)         --
Purchases of treasury stock                                        --         (71)
Cash dividends paid                                               (19)       (210)
Capital contribution from parent                                   --       1,400
Other, net                                                        (29)         25
---------------------------------------------------------------------------------
Net cash used in financing activities                          (5,664)       (482)
---------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                       (17)         17
---------------------------------------------------------------------------------
Net decrease in cash and due from banks                        (1,616)     (1,195)
Cash and due from banks, beginning of period                    3,212       2,837
---------------------------------------------------------------------------------
Cash and due from banks, end of period                        $ 1,596    $  1,642
=================================================================================
Interest paid                                                 $ 3,387    $  3,951
=================================================================================
Income taxes paid, net                                        $     6    $     28
=================================================================================
Noncash investing activities:
     Transfer of legal entity in exchange for
       shares in affiliate                                    $ 1,122    $    852
     Other                                                         27          24
---------------------------------------------------------------------------------
Total noncash investing activities                           $  1,149    $    876
=================================================================================

Certain prior period amounts have been reclassified to conform to the current presentation.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                                  (in millions)
                                   (unaudited)

                                              Three months ended    Nine months ended
                                                 September 30,         September 30,
                                              ---------------------------------------
                                                 2000      1999        2000     1999
-------------------------------------------------------------------------------------
INTEREST REVENUE
Interest-bearing deposits with banks           $  196    $  100      $  434   $  232
Federal funds sold                                 18        34          70      111
Securities purchased under resale agreements       24        83         108      600
Securities borrowed                                --        14          --      383
Trading assets                                    260       158         705      770
Securities available for sale
     Taxable                                       11        54          55      308
     Exempt from federal income taxes               2        --           6       18
Loans                                             437       368       1,260    1,135
Customer receivables                                6         7          21       65
-------------------------------------------------------------------------------------
Total interest revenue                            954       818       2,659    3,622
-------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits
     Domestic offices                             134       162         419      550
     Foreign offices                              108       156         374      583
Trading liabilities                                --         9          --      131
Securities loaned and securities sold
     under repurchase agreements                   13        10          15      536
Other short-term borrowings                       263       157         657      642
Long-term debt                                    275       142         720      444
Trust preferred capital securities                 29        28          86       85
-------------------------------------------------------------------------------------
Total interest expense                            822       664       2,271    2,971
-------------------------------------------------------------------------------------
NET INTEREST REVENUE                           $  132    $  154      $  388   $  651
=====================================================================================

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

For  further   discussion  of  the  Acquisition  and  the  BTAB,  BTI  and  BTAL
transactions, see pages 3 and 29 of Bankers Trust's 1999 Annual Report on Form 10-K.

On September 29, 2000, Bankers Trust transferred its wholly-owned subsidiary BT Holdings (New York), Inc. ("BTH") to DB U.S. Financial Markets Holding Corporation ("DBUSH"), a subsidiary of Deutsche Bank Americas Holding Corp. ("DBAH") and Taunus Corporation ("Taunus"), which are an indirect and direct subsidiary, respectively, of Deutsche Bank. The transfer of BTH to DBUSH took the form of an exchange of stock pursuant to which BTH became a wholly-owned subsidiary of DBUSH. The Corporation received shares of DBUSH equal to the fair market value of BTH's net assets on the date of transfer. The Corporation recognized an after-tax gain of approximately $301 million in the third quarter of 2000. Refer to the Corporation's report on Form 8-K dated September 29, 2000. In contemplation of the transfer of BTH, a valuation of certain underlying positions owned by BTH was prepared. The results of this valuation contributed to the overall after-tax gain of $301 million which was realized upon such transfer.

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

RESULTS OF OPERATIONS

The Corporation reported income of $291 million for the three months ended September 30, 2000, and income of $299 million for the first nine months of 2000. The third quarter of 2000 included the aforementioned gain on the transfer of BTH.

The Corporation reported income of $262 million for the three months ended September 30, 1999, and a loss of $1,546 million for the first nine months of 1999. The third quarter of 1999 included a pre-tax gain of approximately $779 million on the sale of BTAL. In conjunction with the Acquisition, in the second quarter of 1999 the Corporation incurred pre-tax charges of approximately $1.1 billion in change of control-related costs and a pre-tax restructuring charge of $459. Also, in connection with the Acquisition, the Corporation incurred other charges reflecting a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, a change in certain pricing methodologies in order to conform to those of Deutsche Bank, and the transfer of certain available for sale securities to Deutsche Bank related entities based on changes in management responsibility.

Because  of  the  significant   business  changes  previously   mentioned,   the
Corporation's historical financial statements are not fully comparable for all periods presented.

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

The following tables present results by Business Segment:

                                               Three months ended September 30, 2000
                                         ----------------------------------------------------
                                         Total Net       Total Noninterest          Pretax
(in millions)                             Revenue*           Expenses           Income/(Loss)
---------------------------------------------------------------------------------------------
Retail and Private Banking                $   40               $  33                $   7
Asset Management                              69                  87                  (18)
Global Corporates and Institutions           107                 158                  (51)
Global Technology and Services               224                 183                   41
---------------------------------------------------------------------------------------------
Total Business Segments                      440                 461                  (21)
---------------------------------------------------------------------------------------------
Corporate Items                              564                 (39)                 603
---------------------------------------------------------------------------------------------
Total                                     $1,004               $ 422                $ 582
=============================================================================================

*    There were no material intersegment revenues among the business segments.

                                                Three months ended September 30, 1999
                                         ----------------------------------------------------
                                         Total Net       Total Noninterest          Pretax
(in millions)                             Revenue*           Expenses           Income/(Loss)
---------------------------------------------------------------------------------------------
Retail and Private Banking                   $   36             $   42              $   (6)
Asset Management                                 60                 47                  13
Global Corporates and Institutions              343                255                  88
Global Technology and Services                  227                226                   1
---------------------------------------------------------------------------------------------
Total Business Segments                         666                570                  96
---------------------------------------------------------------------------------------------
Corporate Items**                               965                240                 725
---------------------------------------------------------------------------------------------
Total                                        $1,631             $  810              $  821
=============================================================================================

*    There were no material intersegment revenues among the business segments.
** Due to the sale of BTAL in the third quarter of 1999, its results are included in Corporate Items. Corporate Items also includes the pre-tax gain on the sale of BTAL of $779 million.


                                                Nine months ended September 30, 2000
                                         ----------------------------------------------------
                                         Total Net       Total Noninterest          Pretax
(in millions)                             Revenue*           Expenses           Income/(Loss)
---------------------------------------------------------------------------------------------
Retail and Private Banking                 $   114             $   111              $     3
Asset Management                               222                 216                    6
Global Corporates and Institutions             682                 615                   67
Global Technology and Services                 696                 699                   (3)
---------------------------------------------------------------------------------------------
Total Business Segments                      1,714               1,641                   73
---------------------------------------------------------------------------------------------
Corporate Items                                519                (117)                 636
---------------------------------------------------------------------------------------------
Total                                      $ 2,233             $ 1,524              $   709
=============================================================================================

*    There were no material intersegment revenues among the business segments.

                                                Nine months ended September 30, 1999
                                         ----------------------------------------------------
                                         Total Net       Total Noninterest          Pretax
(in millions)                             Revenue*           Expenses           Income/(Loss)
---------------------------------------------------------------------------------------------
Retail and Private Banking                  $   129             $   152             $   (23)
Asset Management                                156                 119                  37
Global Corporates and Institutions              831               2,466              (1,635)
Global Technology and Services                  715                 771                 (56)
---------------------------------------------------------------------------------------------
Total Business Segments                       1,831               3,508              (1,677)
---------------------------------------------------------------------------------------------
Corporate Items**                             1,579               1,405                 174
---------------------------------------------------------------------------------------------
Total                                       $ 3,410             $ 4,913             $(1,503)
=============================================================================================

* There were no material intersegment revenues among the business segments. ** Due to the sale of BTAL in the third quarter of 1999, its results are included in Corporate Items. Corporate Items also includes restructuring charges of $459 million and the pre-tax gain on sale of BTAL of $779 million.

The Retail and Private Banking business recorded pre-tax income of $7 million in the third quarter of 2000, compared to a pre-tax loss of $6 million in the prior year quarter. The increase in pre-tax income from the prior year period was mainly attributable to a decline in personnel related expenses. For the first nine months of 2000, this business recorded pre-tax income of $3 million as compared to a pre-tax loss of $23 million in the prior year period. The year-to-date results reflect lower revenue from fiduciary and funds management activities resulting from certain foreign activities transferred to a Deutsche Bank related entity in July 1999, largely offset by lower personnel related expenses. The prior year-to-date results contain pre-tax COC related costs of approximately $21 million.

Asset Management recorded a pre-tax loss of $18 million in the third quarter of 2000, compared to pre-tax income of $13 million in the 1999 third quarter. Pre-tax income was $6 million for the first nine months of 2000 versus $37 million for the first nine months of 1999. The decrease in pre-tax income from the prior year periods is primarily attributable to increased personnel related expenses and revisions to internal allocations of certain expenses. The prior year-to-date results contain pre-tax COC related costs of approximately $18 million.

The Global Corporates and Institutions business recorded a pre-tax loss of $51 million in the third quarter of 2000, compared to pre-tax income of $88 million in the 1999 third quarter. The decrease in pre-tax income from the prior year period was mainly attributable to lower revenue from private equity investments, partially offset by the positive effects of revisions to internal allocations of certain expenses. For the first nine months of 2000, pre-tax income was $67 million versus a pre-tax loss of $1,635 million for the first nine months of 1999. Total revenue and total expense declined from the prior year-to-date results primarily due to the transfer of BTAB and BTI to Deutsche Bank related entities in the second quarter of 1999. In addition, trading losses in the first half of 1999 negatively impacted the year-to-date results. Total prior year-to-date net revenue also includes the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, as well as the transfer of certain securities available for sale to Deutsche Bank related entities. The prior year-to-date results contain pre-tax COC related costs of approximately $848 million.

The Corporation's Global Technology and Services business recorded pre-tax income of $41 million for the current quarter compared to income of $1 million in the prior year quarter. The current quarter results included credits related to revisions to internal expense allocation processes. Pre-tax loss was $3 million for the first nine months of 2000 and $56 million for the first nine months of 1999. The current year-to-date results included severance expenses related to certain senior management changes in the Global Institutional Services business. The prior year-to-date results reflected pre-tax COC related costs of approximately $86 million.

Corporate Items generally include revenue and expenses that have not been allocated to business segments and the results of smaller businesses that are not included in the main business segments. Due to the sale of BTAL and Consorcio in the third quarter of 1999 and second quarter of 1999, respectively, their results are included within Corporate Items for the three months and nine months ended September 30, 1999. The current period includes the gain on transfer of BTH to a Deutsche Bank entity. The current year-to-date results include a $46 million release of restructuring reserves as more fully discussed on page 19. The prior year-to-date period includes restructuring charges of approximately $459 million.

The following table reconciles total pre-tax income (loss) for business segments to consolidated pre-tax income (loss) (in millions):

NINE MONTHS ENDED SEPTEMBER 30,                                2000       1999
--------------------------------------------------------------------------------
Total pre-tax income (loss) reported for business segments   $    73    $(1,677)
Pre-tax income (loss) of entities sold                            --        (72)
Gain on transfer of BTH*                                         567         --
Gain on sale of BTAL*                                             --        779
Restructuring releases (charges)                                  46       (459)
Realized foreign currency translation losses**                    --       (191)
Earnings associated with unassigned capital                      215        181
Credit quality adjustment                                         --        139
Other unallocated amounts                                       (192)      (203)
--------------------------------------------------------------------------------
Consolidated pre-tax income(loss)                            $   709    $(1,503)
================================================================================

*    Gain is net of foreign currency translation losses realized.
** Excluding realized foreign currency translation losses related to BTAL and BTH.

REVENUE

                              Net Interest Revenue

The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                                        Three Months Ended      Nine Months Ended
                                                           September 30,           September 30,
                                                       -------------------------------------------
                                                          2000          1999       2000       1999
--------------------------------------------------------------------------------------------------
NET INTEREST REVENUE (in millions)
Book basis                                             $   132    $      154    $   388    $   651
Tax equivalent adjustment                                    1            --          3         13
--------------------------------------------------------------------------------------------------
Fully taxable basis                                    $   133    $      154    $   391    $   664
==================================================================================================
Average balances (in millions)
Interest-earning assets                                $55,638    $   48,759    $50,198    $78,003
Interest-bearing liabilities                            52,660        49,725     47,143     76,114
--------------------------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds   $ 2,978    $     (966)   $ 3,055    $ 1,889
==================================================================================================
AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                          6.83%         6.65%      7.08%      6.21%
Cost of interest-bearing liabilities                      6.21          5.30       6.43       5.22
--------------------------------------------------------------------------------------------------
Interest rate spread                                       .62          1.35        .65       0.99
Contribution of noninterest-bearing funds                  .33          (.10)       .39        .13
--------------------------------------------------------------------------------------------------
Net interest margin                                       0.95%         1.25%      1.04%      1.12%
==================================================================================================

Net interest revenue for the third quarter of 2000 totaled $132 million, down $22 million, or 14 percent, from the third quarter of 1999. The $22 million decrease in net interest revenue was primarily due to a $24 million decrease in trading-related net interest revenue, which was $17 million for the third quarter of 2000. Non-trading-related net interest revenue totaled $115 million for the third quarter of 2000 versus $113 million for the comparable period in 1999.

Net interest revenue for the first nine months of 2000 totaled $388 million, down $263 million, or 40 percent, from the first nine months of 1999. The $263 million decrease in net interest revenue was primarily due to a $194 million decrease in trading-related net interest revenue which was $32 million for the first nine months of 2000. Non-trading-related net interest revenue totaled $356 million for the first nine months of 2000 versus $425 million for the comparable period in 1999.

In the third quarter of 2000, the interest rate spread was 0.62 percent compared to 1.35 percent in the prior year period. Net interest margin decreased to 0.95 percent from 1.25 percent. The yield on interest-earning assets increased by 18 basis points and the cost of interest-bearing liabilities increased by 91 basis points. Average interest-earning assets totaled $55.6 billion for the third quarter of 2000, up $6.9 billion from the same period in 1999. The increase was primarily attributable to increases in interest earning deposits with banks. Average interest-bearing liabilities totaled $52.7 billion for the third quarter of 2000, up $2.9 billion from the same period in 1999. The increase was primarily attributable to an increase in long-term debt.

In the first nine months of 2000, the interest rate spread was 0.65 percent compared to 0.99 percent in the prior period. Net interest margin decreased from
1.12 percent to 1.04 percent. The yield on interest-earning assets increased by 87 basis points and the cost of interest bearing liabilities increased by 121 basis points.

                                 Trading Revenue

Combined trading revenue and trading-related net interest revenue for the third quarter of 2000 totaled $50 million, down $3 million from the third quarter of 1999. Combined trading revenue and trading-related net interest revenue for the first nine months of 2000 totaled $159 million, down $12 million from the first nine months of 1999. Trading losses for the first nine months of 1999 reflect the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank and other risk reduction efforts.

The Corporation's trading activities were significantly reduced in the third quarter of 1999, reflecting the effect of integrating the Corporation into Deutsche Bank. The Corporation anticipates further curtailment of trading-related activities as a result of its ongoing reorganization and integration into Deutsche Bank.

The table below presents the Corporation's trading revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

                                                Three months ended September 30,
                                                --------------------------------
(in millions)                                    2000                      1999
--------------------------------------------------------------------------------
Interest rate risk                               $ 15                      $  6
Foreign exchange risk                               5                       (10)
Equity and commodity risk                          13                        16
--------------------------------------------------------------------------------
Total trading revenue                              33                        12
Trading-related net interest revenue               17                        41
--------------------------------------------------------------------------------
Combined total                                   $ 50                      $ 53
================================================================================

                                                Nine months ended September 30,
                                                --------------------------------
(in millions)                                    2000                      1999
--------------------------------------------------------------------------------
Interest rate risk                              $  53                     $(237)
Foreign exchange risk                               7                       144
Equity and commodity risk                          67                        38
--------------------------------------------------------------------------------
Total trading revenue                             127                       (55)
Trading-related net interest revenue               32                       226
--------------------------------------------------------------------------------
Combined total                                  $ 159                     $ 171
================================================================================

Interest rate risk - Trading revenue related to interest rate risk for the third quarter of 2000 increased from the third quarter of 1999 as a result of multiple trading related gains and losses. Trading revenue related to interest rate risk for the first nine months of 2000 increased from the first nine months of 1999. The prior year period reflected the integration of Bankers Trust trading assets into Deutsche Bank. The prior period also included post-merger risk reduction initiatives and the impact of a change in management's intention regarding certain trading and trading related assets.

Foreign exchange risk - The increase in trading revenue related to foreign exchange risk for the third quarter of 2000 as compared to the prior year period is attributable to the marking to market of cross currency swaps related to certain structured transactions. The decrease in trading revenue related to foreign exchange risk for the first nine months of 2000 as compared to the prior year period is primarily attributed to the overall reduction of the trading portfolio in addition to the sale of BTAL in the third quarter of 1999, which in the prior year was responsible for a significant portion of foreign exchange trading revenue.

Equity and commodity risk - Trading revenue related to equity and commodity risk for the third quarter of 2000 decreased from the third quarter of 1999. This decrease is reflective of gains recorded in the prior year quarter on the marking to market of secondary LBO funds purchased at a discount. The increase in trading revenue related to equity and commodity risk for the first nine months of 2000 as compared to the first nine months of 1999 is reflective of prior year risk reduction initiatives consistent with the Corporation's overall curtailment of trading related activities.

                     Noninterest Revenue (Excluding Trading)

                    Third Quarter 2000 vs. Third Quarter 1999

Fiduciary and funds management revenue was down $68 million, or 27 percent, from the third quarter of 1999. The decrease is due primarily to the sale of BTAL in the third quarter of 1999.

Corporate finance fees of $25 million decreased $21 million from the $46 million earned in the third quarter of 1999. The decline is primarily attributable to lower revenue from financial advisory activities.

Other fees and commissions of $73 million decreased $19 million from the prior year quarter primarily due to lower revenue for fees in lieu of compensating balances, guarantee fees and deposit account service charges.

Other noninterest revenue totaled $546 million compared to $1,035 million in the prior year period. The prior year period included the gain on the sale of BTAL. The current period includes the gain on the transfer of BTH to a Deutsche Bank entity offset by mark-to-market losses on venture capital equity securities.

                      Nine Months 2000 vs. Nine Months 1999

Fiduciary and funds management revenue was down $210 million, or 26 percent, from the first nine months of 1999. The decrease is due primarily to the sale of BTAL in the third quarter of 1999.

Corporate Finance fees of $107 million decreased $381 million from the $488 million earned in the first nine months of 1999. The decline is primarily attributable to lower revenue from underwriting, merger and acquisition and financial advisory activities resulting from the transfer of BTAB to DBSI in June 1999.

Other fees and commissions of $235 million decreased $221 million from the prior year period primarily due to lower fees for brokerage services resulting from the transfer of BTAB to DBSI in June 1999.

Securities available for sale gains totaled $40 million for the first nine months of 2000 compared to securities available for sale losses of $150 million in the prior year period. The prior period reflected third-party sale activity and the transfer of Latin American debt securities to related Deutsche Bank entities based on changes in management responsibility related to such securities.

Insurance premium revenue decreased $86 million from the prior year period. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.

Other noninterest revenue totaled $697 million compared to $1,055 million in the prior year period. The current year-to-date period reflects the gain on the transfer of BTH to a Deutsche Bank entity while the prior year-to-date period reflects the sale of BTAL.

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

                                                                 Quarter Ended                 Nine Months Ended
                                                                 September 30,                   September 30,
                                                             -------------------------------------------------------
Total allowance for credit losses                             2000            1999            2000              1999
--------------------------------------------------------------------------------------------------------------------
LOANS

Balance, beginning of period                                 $ 419           $ 532           $ 491             $ 652
Provision for credit losses                                     (4)            (49)            (44)              (74)
Allowance related to BTAL and transferred entities*             (6)            (10)             (6)              (39)
Net charge-offs
     Charge-offs                                                 5               2              48                86
     Recoveries                                                  1               5              12                23
--------------------------------------------------------------------------------------------------------------------
Total net charge-offs (recoveries)                               4              (3)             36                63
--------------------------------------------------------------------------------------------------------------------
Balance, end of period                                       $ 405           $ 476           $ 405**           $ 476**
====================================================================================================================

OTHER LIABILITIES

Balance, beginning of period                                 $   4           $  14           $  24             $  18
Provision for credit losses                                      8              16             (12)               12
--------------------------------------------------------------------------------------------------------------------
Balance, end of period                                       $  12           $  30           $  12             $  30
====================================================================================================================

* Reflects the allowance for credit losses of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses of BTAL on the date of sale.
**   Comprised of the following components:

                                                             Specific allowance              $ 315             $ 171
                                                             Country risk                        6               122
                                                             Expected loss                      84               183
                                                                                             -----------------------
                                                                                             $ 405             $ 476
                                                                                             =======================

RESTRUCTURING AND OTHER RELATED ACTIVITIES

During the second and fourth quarters of 1999, the Corporation recorded pre-tax charges for restructuring and other related activities totaling $459 million ("Plan 1") and $174 million ("Plan 2"), respectively. For a further discussion of these charges, refer to page 43 of the Corporation's Annual Report on Form 10-K.

As of September 30, 2000, all significant restructuring initiatives contemplated in Plan 1 have been completed. The remaining reserve balance of $21 million was reversed in the second quarter of 2000 and was reflected in the Consolidated Statement of Income for the three months and six months ended June 30, 2000.

In addition, management believes the cost to complete Plan 2 will be reduced by $25 million resulting from certain management changes in the Global Institutional Services business and a higher than anticipated level of employee attrition. Such amount has been reversed in the second quarter of 2000 and was reflected in the Consolidated Statement of Income for the three months and six months ended June 30, 2000. At September 30, 2000, the remaining Plan 2 reserve balance was $56 million. Plan 2 severance and other restructuring-related activities are expected to be substantially completed during the remainder of 2000.

EXPENSES

                    Third Quarter 2000 vs. Third Quarter 1999

As compared to the third quarter of 1999, salaries and commissions expense decreased $76 million, or 39 percent, primarily due to a decrease in the average number of employees resulting from the transfer of BTAB and BTI in the second quarter of 1999, the sale of BTAL in the third quarter of 1999 and staff reductions resulting from the Acquisition.

Incentive compensation and employee benefits decreased $127 million, or 55 percent from the prior year quarter, resulting from the previously mentioned decrease in the average number of employees.

Other noninterest expense decreased $85 million from the prior year quarter due primarily to lower corporate technology cost allocations. Deutsche Bank's policy is to allocate corporate technology cost to subsidiaries based on a methodology of usage. In the normal course of business, management reevaluates its methodology of this allocation. During the third quarter there was an $85 million benefit to Bankers Trust on a year-to-date basis, resulting from the continuing realignment of businesses within Bankers Trust to various Deutsche Bank legal vehicles. This adjustment has no impact to the Deutsche Bank group level since it is strictly a reallocation of cost between its legal vehicles.

                      Nine Months 2000 vs. Nine Months 1999

As compared to the first nine months of 1999, salaries and commissions expense decreased $542 million, or 60 percent, primarily due to a decrease in the average number of employees resulting from the transfer of BTAB and BTI in the second quarter of 1999, the sale of BTAL in the third quarter of 1999 and staff reductions resulting from the Acquisition.

Incentive compensation and employee benefits decreased $624 million, or 66 percent from the prior year-to-date period, resulting from the previously mentioned decrease in the average number of employees. In addition, the prior year-to-date period included amortization expense for deferred compensation plans.

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

INCOME TAXES

Income tax expense for the third quarter of 2000 amounted to $291 million, compared to income tax expense of $559 million in the third quarter of 1999. For the first nine months of 2000, income tax expense was $410 million, compared to income tax expense of $43 million in the first nine months of 1999. The effective tax rate was 50 percent for the current quarter and 58 percent for the nine months ended September 30, 2000, respectively, and 68 percent for the prior year quarter and 3 percent for the nine months ended September 30, 1999, respectively. The tax expense and the effective tax rate for the nine months ended September 30, 2000 are not comparable to the prior year period. The Corporation recorded a pre-tax loss of $1,503 million in the prior year period primarily due to significant charges incurred in conjunction with the Acquisition. In addition, tax expense for the nine months ended September 30, 1999 included a $200 million increase in the valuation allowance related to deferred tax assets.

BALANCE SHEET ANALYSIS

The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                                                     CONDENSED AVERAGE BALANCE SHEETS
                                                             -----------------------------------------------
(in millions)                                                3rd Qtr. 2000    2nd Qtr. 2000    4th Qtr. 1999
------------------------------------------------------------------------------------------------------------
ASSETS
  Interest-earning
     Interest-bearing deposits with banks                       $ 12,200         $  6,915         $  3,867
     Federal funds sold                                            1,090            1,222            3,608
     Securities purchased under resale agreements                  1,293            2,160            5,478
     Trading assets                                               16,225           15,714            6,221
     Securities available for sale
       Taxable                                                       522              699            3,412
       Exempt from federal income taxes                               16               16               16
------------------------------------------------------------------------------------------------------------
Total securities available for sale                                  538              715            3,428
  Loans
     Domestic offices                                             22,796           17,867           16,132
     Foreign offices                                               1,143            2,858            4,613
------------------------------------------------------------------------------------------------------------
Total loans                                                       23,939           20,725           20,745
Customer receivables                                                 353              326              569
------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                     55,638           47,777           43,916
  Noninterest-earning
     Cash and due from banks                                       1,934            1,606            1,745
     Noninterest-earning trading assets                            3,911            5,748            8,541
     All other assets                                              9,130            9,857            8,774
     Less: Allowance for credit losses-loans                        (418)            (421)            (508)
------------------------------------------------------------------------------------------------------------
Total                                                           $ 70,195         $ 64,567         $ 62,468
============================================================================================================

LIABILITIES
Interest-bearing
  Interest-bearing deposits
     Domestic offices                                           $  9,437         $  9,670         $ 12,200
     Foreign offices                                               5,376            6,178            7,659
------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                                   14,813           15,848           19,859
  Trading liabilities                                                 55               53               39
  Securities loaned and securities sold under repurchase
     agreements                                                       55               66              210
  Other short-term borrowings                                     13,600           10,996            7,691
  Long-term debt                                                  22,787           16,416           13,915
  Trust preferred capital securities                               1,350            1,417            1,427
------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                52,660           44,796           43,141
  Noninterest-bearing
     Noninterest-bearing deposits                                  3,557            3,539            4,724
     Noninterest-bearing trading liabilities                       3,763            5,126            4,516
     All other liabilities                                         5,803            6,784            5,542
------------------------------------------------------------------------------------------------------------
Total liabilities                                                 65,783           60,245           57,923
------------------------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
  Preferred stock                                                    353              364              392
  Common stockholder's equity                                      4,059            3,958            4,153
------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                         4,412            4,322            4,545
------------------------------------------------------------------------------------------------------------
Total                                                           $ 70,195         $ 64,567         $ 62,468
============================================================================================================

                          Securities Available for Sale

The fair value, amortized cost and gross unrealized holding gains and losses for the Corporation's securities available for sale are as follows:

($ in millions)                             September 30, 2000  June 30, 2000   December 31, 1999
-------------------------------------------------------------------------------------------------
Fair value                                       $   282           $   597           $ 3,252
Amortized cost                                       281               498             3,227
-------------------------------------------------------------------------------------------------
Excess of fair value over amortized cost*        $     1           $    99           $    25
=================================================================================================

* Components:
     Unrealized gains                                  3           $   107           $    45
     Unrealized losses                                (2)               (8)              (20)
-------------------------------------------------------------------------------------------------
                                                 $     1           $    99           $    25
=================================================================================================

                                Other Liabilities

As a result of the transfer of BTH to DBUSH, certain equity positions of subsidiaries of the Corporation that were issued to subsidiaries of BTH amounting to approximately $1.5 billion, previously eliminated in the consolidation process, are now classified in other liabilities as minority interest, including $500 million of preferred stock of subsidiary. These amounts are included in the related party balances as further discussed on page 35.

                                 Preferred Stock

On September 28, 2000, the Corporation redeemed all 55,739 shares, 40,022 shares and 50,000 shares of its Adjustable Rate Cumulative Preferred Stock, Series Q, Adjustable Rate Cumulative Preferred Stock, Series R, and 7.75% Cumulative Preferred Stock, Series S, respectively. All shares were redeemed at a redemption price of $2,500 per share plus accrued and unpaid dividends to the redemption date.

TRADING DERIVATIVES

The Corporation manages trading positions in a variety of derivative contracts. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur.

The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                                   At September 30, 2000                Average During 3rd Qtr. 2000
                                               ----------------------------------------------------------------------
(in millions)                                  Assets            (Liabilities)           Assets         (Liabilities)
---------------------------------------------------------------------------------------------------------------------
OTC FINANCIAL INSTRUMENTS
Interest Rate and Currency
  Swap contracts                               $ 1,363              $(1,325)             $ 2,999           $(3,379)
Interest Rate Contracts
  Forwards                                          --                   --                   --                --
  Options purchased                                107                                       108
  Options written                                                       (80)                                   (86)
Foreign Exchange Rate Contracts
  Spot and forwards                                 --                   (2)                  18                (1)
  Options purchased                                  5                                         5
  Options written                                                        (5)                                    (5)
Equity-related contracts                         1,345               (1,277)               1,257            (1,267)
Commodity-related and other contracts              924                 (924)                 924              (924)
---------------------------------------------------------------------------------------------------------------------
Total Gross Fair Values                          3,744               (3,613)               5,311            (5,662)
Impact of Netting Agreements                    (1,051)               1,051               (1,235)            1,235
---------------------------------------------------------------------------------------------------------------------
                                               $ 2,693(a)           $(2,562)(a)          $ 4,076           $(4,427)
                                               =======              ========             =======           =======

(a) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

                                                        At December 31, 1999             Average During 4th Qtr. 1999
                                               ----------------------------------------------------------------------
(in millions)                                  Assets            (Liabilities)           Assets         (Liabilities)
---------------------------------------------------------------------------------------------------------------------
OTC FINANCIAL INSTRUMENTS
Interest Rate and Currency
  Swap contracts                               $  6,400             $ (6,570)            $  6,927          $ (6,813)
Interest Rate Contracts
  Forwards                                           --                   --                    3                (4)
  Options purchased                                 519                                       414
  Options written                                                       (614)                                  (628)
Foreign Exchange Rate Contracts
  Spot and forwards                                  11                   (3)                 193              (134)
  Options purchased                                 351                                       388
  Options written                                                       (350)                                  (388)
Equity-related contracts                          1,760               (1,865)               1,620            (1,893)
Commodity-related and other contracts               853                 (852)                 677              (707)

EXCHANGE-TRADED OPTIONS
Interest rate                                        --                   --                   --                --
Foreign exchange                                     --                   --                   --                --
Commodity                                            --                   --                   --                --
Equity                                               --                  (16)                  --                --
---------------------------------------------------------------------------------------------------------------------
Total Gross Fair Values                           9,894              (10,270)              10,222           (10,567)
---------------------------------------------------------------------------------------------------------------------
Impact of Netting Agreements                     (5,087)               5,087               (6,100)            6,100
---------------------------------------------------------------------------------------------------------------------
                                               $  4,807(a)          $ (5,183)(a)         $  4,122          $ (4,467)
                                               ========             ========             ========          ========

(a) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

END-USER DERIVATIVES

The Corporation, as an end-user, utilizes various types of derivative products (principally interest rate and currency swaps) to manage the interest rate, currency and other market risks associated with certain liabilities and assets such as interest-bearing deposits, short-term borrowings and long-term debt, as well as securities available for sale, loans, and investments in non-marketable equity instruments. Revenue or expense pertaining to management of interest rate exposure is predominantly recognized over the life of the contract as an adjustment to interest revenue or expense.

Total net end-user derivative unrealized losses were $25 million at September 30, 2000 compared with unrealized losses of $145 million at December 31, 1999. The $120 million decrease was primarily due to an increase in interest rates.

The following tables provide the gross unrealized gains and losses for end-user derivatives. Gross unrealized gains and losses for hedges of securities available for sale are recognized in the financial statements with the offset as an adjustment to securities valuation allowance in stockholder's equity. Gross unrealized gains and losses for hedges of loans, other assets, interest-bearing deposits, other short-term borrowings, and long-term debt are not yet recognized in the financial statements.

(in millions)                      Securities   Interest-     Other
                                    available    bearing    short-term   Long-term
September 30, 2000                  for sale    deposits    borrowings    debt(a)     Total
-------------------------------------------------------------------------------------------
Interest Rate Swaps(b)
     Pay Variable
         Unrealized Gain             $  --       $ 116         $   1       $ 155      $ 272
         Unrealized (Loss)              (1)        (91)           (1)       (237)      (330)
-------------------------------------------------------------------------------------------
Pay Variable Net                        (1)         25            --         (82)       (58)
-------------------------------------------------------------------------------------------
Pay Fixed
     Unrealized Gain                     1          29            --           6         36
     Unrealized (Loss)                  --          (2)           --          (1)        (3)
-------------------------------------------------------------------------------------------
Pay Fixed Net                            1          27            --           5         33
-------------------------------------------------------------------------------------------
Total Unrealized
     Gain                                1         145             1         161        308
Total Unrealized
     (Loss)                             (1)        (93)           (1)       (238)      (333)
-------------------------------------------------------------------------------------------
Total Net                            $  --       $  52         $  --       $ (77)     $ (25)
===========================================================================================

Currency Swaps and Forwards
     Unrealized Gain                 $  --       $  --         $  --          15         15
     Unrealized (Loss)                  --          --            --         (15)       (15)
-------------------------------------------------------------------------------------------
Net                                  $  --       $  --         $  --       $  --      $  --
===========================================================================================

Total Unrealized
     Gain                            $   1       $ 145         $   1       $ 176      $ 323
Total Unrealized
     (Loss)                             (1)        (93)           (1)       (253)     $(348)
-------------------------------------------------------------------------------------------
Total Net                            $  --       $  52         $  --       $ (77)     $ (25)
===========================================================================================

(a)  Includes trust preferred capital securities.
(b)  Includes swaps with embedded options to cancel.

(in millions)                     Securities                       Interest-      Other      Long-
                                   available              Other     bearing    short-term    term
December 31, 1999                  for sale    Loans     assets    deposits    borrowings   debt(a)   Total
-----------------------------------------------------------------------------------------------------------
Interest Rate Swaps(b)
     Pay Variable
         Unrealized Gain             $  --     $  --      $ --       $  44       $   3       $  25    $  72
         Unrealized (Loss)              --        (2)       --        (256)         (3)       (171)    (432)
-----------------------------------------------------------------------------------------------------------
Pay Variable Net                        --        (2)       --        (212)         --        (146)    (360)
-----------------------------------------------------------------------------------------------------------
Pay Fixed
     Unrealized Gain                     1        --        --          58          --           7       66
     Unrealized (Loss)                  --        --        --         (17)         --          --      (17)
-----------------------------------------------------------------------------------------------------------
Pay Fixed Net                            1        --        --          41          --           7       49
-----------------------------------------------------------------------------------------------------------
Total Unrealized
     Gain                                1        --        --         102           3          32      138
-----------------------------------------------------------------------------------------------------------
Total Unrealized
     (Loss)                             --        (2)       --        (273)         (3)       (171)    (449)
-----------------------------------------------------------------------------------------------------------
Total Net                            $   1     $  (2)     $ --       $(171)      $  --       $(139)   $(311)
===========================================================================================================

Forward Rate Agreements
     Unrealized Gain                 $   1     $  --      $ --       $  --       $  --       $  --    $   1
     Unrealized (Loss)                  --        --        --          --          --          --       --
-----------------------------------------------------------------------------------------------------------
Net                                  $   1     $  --      $ --       $  --       $  --       $  --    $   1
===========================================================================================================

Currency Swaps and Forwards
     Unrealized Gain                 $ 136     $  --      $ --       $  --       $  --       $  54    $ 190
     Unrealized (Loss)                  --        (1)       --          --          --         (24)     (25)
-----------------------------------------------------------------------------------------------------------
Net                                  $ 136     $  (1)     $ --       $  --       $  --       $  30    $ 165
===========================================================================================================

Total Unrealized
     Gain                            $ 138     $  --      $ --       $ 102       $   3       $  86    $ 329
Total Unrealized
     (Loss)                             --        (3)       --        (273)         (3)       (195)    (474)
-----------------------------------------------------------------------------------------------------------
Total Net                            $ 138     $  (3)     $ --       $(171)      $  --       $(109)   $(145)
===========================================================================================================

(a)  Includes trust preferred capital securities.
(b)  Includes swaps with embedded options to cancel.

For pay variable and pay fixed interest rate swaps entered into as an end-user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts were as follows ($ in millions):

                                       Paying variable                Paying fixed
                                --------------------------     ------------------------
At September 30, 2000           Notional   Receive    Pay     Notional   Receive   Pay        Total
Notional amount maturing in:     Amount      Rate     Rate     Amount     Rate     Rate     Notional
----------------------------------------------------------------------------------------------------
2000                            $ 4,134      6.55%    6.58%    $    67    6.68%    6.18%    $ 4,201
2001-2002                         3,302      6.81     6.75         762    6.72     6.85       4,064
2003-2004                         1,186      6.51     6.70         131    5.49     6.28       1,317
2005 and thereafter               6,168      6.85     6.69         474    6.46     6.52       6,642
----------------------------------------------------------------------------------------------------
Total                           $14,790                        $ 1,434                      $16,224
====================================================================================================

All rates were those in effect at September 30, 2000. Variable rates are primarily based on LIBOR or Federal funds rate and may change significantly, affecting future cash flows.

                                       Paying variable                Paying fixed
                                --------------------------     ------------------------
At December 31, 1999            Notional   Receive    Pay     Notional   Receive   Pay        Total
Notional amount maturing in:     Amount      Rate     Rate     Amount     Rate     Rate     Notional
----------------------------------------------------------------------------------------------------
2000                            $23,569      5.79%    5.78%    $3,066     6.09%    5.82%     $26,635
2001-2002                         3,194      6.45     5.96        316     6.46     6.16        3,510
2003-2004                         1,301      6.26     5.98        168     6.33     6.23        1,469
2005 and thereafter               6,240      6.36     6.26        550     6.24     6.24        6,790
----------------------------------------------------------------------------------------------------
Total                           $34,304                        $4,100                        $38,404
====================================================================================================

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

Based on their respective regulatory capital ratios at September 30, 2000, both the Corporation and Bankers Trust Company ("BTCo") are well capitalized, as defined in the applicable regulations.

The Corporation's and BTCo's ratios are presented in the table below.

                                                                  FRB             To Be Well
                              Actual as of    Actual as of     Minimum for     Capitalized Under
                              September 30,   December 31,  Capital Adequacy      Regulatory
                                  2000           1999           Purposes          Guidelines
------------------------------------------------------------------------------------------------
Corporation
  Risk-based capital ratios
    Tier 1 capital                10.5%          10.4%            4.0%               6.0%
    Total capital                 15.9%          18.4%            8.0%              10.0%
  Leverage ratio                   7.0%           7.3%            3.0%               N/A

BTCo
  Risk-based capital ratios
    Tier 1 capital                22.4%          16.5%            4.0%               6.0%
    Total capital                 24.9%          18.9%            8.0%              10.0%
  Leverage ratio                  15.8%          12.3%            3.0%               5.0%

N/A Not applicable

The following are the essential components used in calculating the Corporation's and BTCo's risk-based capital ratios:

                                           Actual as of          Actual as of
(in millions)                           September 30, 2000     December 31, 1999
--------------------------------------------------------------------------------

Corporation
Tier 1 Capital                              $ 4,878                 $ 4,462
Tier 2 Capital                                2,482                   3,399
--------------------------------------------------------------------------------
Total Capital                               $ 7,360                 $ 7,861
================================================================================

Total risk-weighted assets                  $46,286                 $42,823
================================================================================

BTCo
Tier 1 Capital                              $ 5,982                 $ 5,710
Tier 2 Capital                                  664                     851
--------------------------------------------------------------------------------
Total Capital                               $ 6,646                 $ 6,561
================================================================================

Total risk-weighted assets                  $26,698                 $34,657
================================================================================

Comparing September 30, 2000 to December 31, 1999, the Corporation's Tier 1 Capital ratio increased 10 basis points due primarily to the increase to Tier 1 capital arising from the sale of BTH to DBUSH during the third quarter of 2000, partially offset by an increase in risk-weighted assets. The Total Capital ratio decreased by 250 basis points, due to the redemption of Tier 2 qualifying securities and an increase in risk-weighted assets. The increase in risk-weighted assets was due to the increase in balances with affiliates resulting from the sale of BTH. The Leverage ratio decreased by 30 basis points due to the increase in quarterly average assets. The sale of BTH did not impact quarterly average assets since the sale occurred on September 29, 2000.

BTCo's Tier 1 Capital ratio increased 590 basis points due to a reduction in risk-weighted assets of $8 billion and an increase in Tier 1 capital of $272 million. The decrease in risk-weighted assets is due principally to the liquidation or transfer of positions to other Deutsche Bank affiliates. Total Capital ratio increased 600 basis points which was also due to the reduction in risk-weighted assets. The Leverage ratio increased 350 basis points primarily due to the significant reduction of $8.7 billion in quarterly average assets.

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

Table 1 below shows the results of statistical measures of loss for the first nine months of 2000 and all of 1999 for the set of financial assets and liabilities whose values are functions of market traded variables irrespective of accounting intention. This measure shows the 99th percentile loss potential of the Firm assuming the Firm's positions are held unchanged for 1 day. Table 2 shows the same information for the subset of these positions that appear as Trading Assets on the Corporation's balance sheet.

Table 1
BT Corporation Total Value at Risk
(in millions)

                             1999     Nine Months   December 31,   September 30,
Risk class                 Average   2000 Average      1999            2000
--------------------------------------------------------------------------------
Interest rate               $18.0       $ 4.1          $ 5.1           $ 2.0
Currency                      2.5         1.4            0.6             0.2
Equity                       22.6        46.9           11.7             0.8
Commodity                     0.6          --             --              --
Diversification             (12.4)       (5.8)          (4.6)           (0.8)
--------------------------------------------------------------------------------
Overall Portfolio           $31.3       $46.6          $12.8           $ 2.2
================================================================================

Table 1 shows that the Corporation's Total Risk levels decreased by 83 percent from $12.8 million on December 31, 1999 to $2.2 million on September 30, 2000. This decrease is mainly due to the transfer of BTH to Deutsche Bank. The primary risk remaining at September 30, 2000 is interest rate risk largely from the loan trading, syndication and loan securitization businesses.

Table 2
BT Corporation Total Value at Risk
(in millions)

                             1999     Nine Months   December 31,   September 30,
Risk class                 Average   2000 Average      1999            2000
--------------------------------------------------------------------------------
Interest rate               $11.1        $ 4.1         $ 5.0           $ 1.9
Currency                      2.3          1.4           0.6             0.2
Equity                        8.7          5.7           5.8             0.8
Commodity                     0.6           --            --              --
Diversification              (7.0)        (3.5)         (3.7)           (0.8)
--------------------------------------------------------------------------------
Overall Portfolio           $15.7        $ 7.7         $ 7.7           $ 2.1
================================================================================

Table 2 shows that the Corporation's September 30th risk levels from Trading Assets decreased by 73 percent on a spot basis from December 31, 1999.

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

Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At September 30, 2000, this credit line totaled approximately $4 billion. Of this amount, approximately $3 billion was drawn. In addition, the Corporation has received unsecured financing from Deutsche Bank via its indirect subsidiaries in the amount of approximately $2 billion.

NONPERFORMING ASSETS

The components of cash basis loans, renegotiated loans, other real estate and other nonperforming assets are shown below ($ in millions).

                                                    September 30,   December 31,
                                                        2000           1999
--------------------------------------------------------------------------------
CASH BASIS LOANS
  Domestic
    Commercial and industrial                           $667           $495
    Secured by real estate                                28             67
    Financial institutions                                 9             11
--------------------------------------------------------------------------------
Total domestic                                           704            573
--------------------------------------------------------------------------------

  International
    Commercial and industrial                             38            132
    Secured by real estate                                10             10
    Other                                                 16             22
--------------------------------------------------------------------------------
Total international                                       64            164
--------------------------------------------------------------------------------
Total cash basis loans                                  $768           $737
================================================================================

Ratio of cash basis loans to total gross loans           2.9%           3.7%
================================================================================
Ratio of allowance for credit losses-loans to
  cash basis loans                                        53%            67%
================================================================================
RENEGOTIATED LOANS                                      $ --           $ 11
================================================================================
OTHER REAL ESTATE                                       $109           $ 88
================================================================================
OTHER NONPERFORMING ASSETS                              $ --           $  8
================================================================================

There were no loans 90 days or more past due and still accruing interest at September 30, 2000 and December 31, 1999.

An analysis of the changes in the Corporation's total cash basis loans during the first nine months of 2000 follows (in millions):

Balance, December 31, 1999                                                $ 737
Net transfers to cash basis loans                                           293
Net transfers to other real estate                                          (27)
Net paydowns                                                               (126)
Charge-offs                                                                 (48)
Other                                                                       (15)
Loan sales                                                                   (4)
Transfer to Deutsche Bank*                                                  (42)
--------------------------------------------------------------------------------
Balance, September 30, 2000                                               $ 768
================================================================================

* Reflects the cash basis loans of certain legal entities transferred to Deutsche Bank and loans novated to Deutsche Bank entities.

The Corporation's total cash basis loans amounted to $768 million at September 30, 2000, up $31 million, or 4 percent, from December 31, 1999.

Impaired loans under SFAS 114, were $750 million and $889 million at September 30, 2000 and December 31, 1999, respectively. Included in these amounts were $713 million and $718 million of loans that required a specific allowance of $315 million and $268 million at those same dates, respectively.

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

                                                 Nine Months Ended September 30,
                                                 -------------------------------
(in millions)                                         2000          1999
--------------------------------------------------------------------------------
Domestic Loans
  Gross amount of interest that would have
    been recorded at original rate                     $51           $10
  Less, interest, net of reversals, recognized
    in interest revenue                                 34             5
--------------------------------------------------------------------------------
Reduction of interest revenue                           17             5
--------------------------------------------------------------------------------
International Loans
  Gross amount of interest that would have
    been recorded at original rate                       3             3
  Less, interest, net of reversals, recognized
    in interest revenue                                 --             1
--------------------------------------------------------------------------------
Reduction of interest revenue                            3             2
--------------------------------------------------------------------------------
Total reduction of interest revenue                    $20           $ 7
================================================================================

RELATED PARTY TRANSACTIONS

The Corporation has entered into various related party transactions with Deutsche Bank and its affiliated entities. For further discussion, see page 58 of the Corporation's 1999 Annual Report on Form 10-K. At September 30, 2000, the related party balances reflect the transfer of BTH to Deutsche Bank.

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

Included in the Corporation's financial statements were the following balances with such affiliates.

(in millions)                             September 30, 2000   December 31, 1999
--------------------------------------------------------------------------------
Interest-earning assets                         $14,872             $10,843
Noninterest-earning assets                        2,696               1,147
Interest-bearing liabilities                     12,625               6,568
Noninterest-bearing liabilities                   3,889                 139

ACCOUNTING DEVELOPMENTS

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions, retained interests in securitizations, and collateral received in reverse repurchase agreements and collateral pledged for fiscal years ending after December 15, 2000. SFAS 140 carries forward most of the provisions of SFAS 125 without change. New criteria for qualifying special purpose entities will be effective in 2001 and therefore do not impact previously reported transactions. The primary impact at December 31, 2000 relates to the collateral provisions. The new Statement eliminates the prior requirement to record collateral received under certain securities financing transactions and requires reclassification in the balance sheet of assets pledged under certain conditions. The adoption of SFAS 140 will not have a material impact on the Corporation's net income, stockholder's equity or total assets.

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

The Corporation engages in derivative activities both for trading purposes and for hedging purposes. The adoption of SFAS 133, as amended by SFAS 138, will not impact those derivatives used for trading purposes, as these derivatives are already reported at fair value with changes in fair value recognized in the income statement. The adoption of SFAS 133 will require that derivatives used for hedging purposes (i.e., end-user derivatives) be accounted for at fair value effective January 1, 2001. SFAS 133 also requires that certain embedded derivatives, which had previously not been recognized separately from their host instruments, be separated and reported on the balance sheet at fair value.

The Corporation does not expect that the adoption of SFAS 133 on January 1, 2001 will have a material impact on its results of operations or financial position.

LITIGATION

On September 25, 2000, litigation was commenced in the District Court in Geneva, Switzerland (Torras Hostench London Limited and Grupo Torras S.A. v. Bonsai Investment S.A. (formerly Bankers Trust AG) and Bankers Trust Corporation), against the Corporation and one of its subsidiaries. The litigation alleges the Corporation and its subsidiary are liable to the plaintiffs for breach of contract, breach of fiduciary duty and fraud in connection with a number of financial transactions occurring during 1990 and 1991. The plaintiffs seek damages of approximately $1 billion. The Corporation believes it and its subsidiary have meritorious defenses and intends to vigorously defend this matter.

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

          (12) Statement re Computation of Ratios

          (27) Financial Data Schedule

          (99) Additional Exhibits

     (b) Reports on Form 8-K - Bankers Trust Corporation filed one report on Form 8-K for the quarter ended September 30, 2000.

          The report dated September 29, 2000 and filed October 16, 2000 reported: under Item 2 thereof that the Corporation transferred BT Holdings (New York), Inc., a wholly-owned subsidiary, to DB U.S. Financial Markets Holding Corporation and Taunus Corporation, which are an indirect and direct subsidiary, respectively, of Deutsche Bank AG.; under Item 7 thereof unaudited pro forma financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 14, 2000.

                                       Bankers Trust Corporation


                                       By:/s/ RONALD HASSEN
                                              -------------
                                              RONALD HASSEN
                                              Senior Vice President, Controller
                                                and Principal Accounting Officer

                            BANKERS TRUST CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

          (v) -  Long-term Debt Indentures                                   (a)

     (12) Statement re computation of ratios

          (a) -  Computation of Consolidated Ratios of Earnings to Fixed Charges

          (b) - Computation of Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements

     (27) Financial Data Schedule

     (99) (i)  Additional Exhibits

               (1) Unaudited Pro Forma Condensed Financial Statements for the nine months ended September 30, 2000 and September 30, 1999.

(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust Corporation or its subsidiaries.