Form 10-K
period 2000-12-31
BANKERS TRUST CORP
filed 2001-04-02
CIK 9749

- --------------------------------------------------------------------------------

United States Securities and Exchange Commission Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

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

        Securities Registered Pursuant to Section 12(b) of the Act: None

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

- --------------------------------------------------------------------------------

Form 10-K Cross-Reference Index
Part I
Item No.                                                                   Pages
  1. Business
     Description of Business                                                  65
     Supplemental Financial Data
        International Operations                                           9, 47
        Distribution of Assets, Liabilities and
          Stockholders' Equity; Interest Rates and
          Interest Differential                                            61-63
        Investment Portfolio                                               32-33
        Loan Portfolio                                          19-23, 31, 33-34
        Summary of Credit Loss Experience                          15-18, 31, 35
        Deposits                                                              64
        Return on Equity and Assets                                            2
        Short-Term Borrowings                                                 35
  2. Properties                                                               68
  3. Legal Proceedings                                                        68
  4. Submission of Matters to a Vote of Security Holders                       *
Part II
  5. Market for Registrant's Common Equity and
      Related Stockholder Matters                                          38-39
  6. Selected Financial Data                                                   2
  7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                      3
 7a. Quantitative and Qualitative Disclosures
      About Market Risk                                                    12-13
  8. Financial Statements and Supplementary Data
     Bankers Trust Corporation and Subsidiaries
       (Consolidated)                                                      24-28
     Notes to Financial Statements                                         29-59
     Independent Auditors' Report                                             60
  9. Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure                                   *
Part III
 10. Directors and Executive Officers of the Registrant
     Directors                                                                69
     Executive Officers                                                       70
     Section 16(a) Beneficial Ownership
       Reporting Compliance                                                    *
 11. Executive Compensation                                                73-75
 12. Security Ownership of Certain Beneficial Owners
      and Management                                                           *
 13. Certain Relationships and Related Transactions                           71
Part IV
 14. Exhibits, Financial Statement Schedules and
      Reports on Form 8-K
       (a)(1) Financial Statements--See Item 8.
          (2) Financial Statement Schedules
              All schedules normally required by Form 10-K
              are omitted since they are either not applicable
              or the required information is shown in the
              financial statements or the notes thereto.
          (3) Exhibits
              3. Articles of Incorporation and By-laws,
                  as amended                                                  **
              4. Instruments Defining the Rights of
                  Security Holders, Including Indentures
                 (i) Long-Term Debt Indentures                               ***
             10. Material Contracts
                 (i) Contracts not made in the ordinary course
                      of business                                             **
                 (ii) (C) Acquisition or Sale of any Property,
                           Plant or Equipment                                 **
                 (ii) (D) Leases for Principal Premises
                           described on page 68                               **
                 (iii) (A) Management Contracts and
                            Compensation Plans                                **
             12. Statements Re Computation of Ratios                          **
             21. Subsidiaries of the Registrant                               **
             23. Consent of Experts                                           **
             24. Power of Attorney                                            **
             99. Additional Exhibits
                  (i) Unaudited Pro Forma Condensed
                      Financial Statements for the year
                      ended December 31, 2000                                 **

       (b) Reports on Form 8-K--The Corporation filed one report on Form 8-K during the quarter ended
           December 31, 2000.

           The report dated September 29, 2000 and filed October 16, 2000 reported: under Item 2 thereof that the Corporation transferred BT Holdings (New York), Inc., a wholly-owned subsidiary, to DB U.S. Financial Markets Holding Corporation and Taunus Corporation, which are an indirect and direct subsidiary, respectively, of Deutsche Bank AG.

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


                                Bankers Trust Corporation and its Subsidiaries 1

Table 1 Five-Year Summary of Selected Financial Data*

- --------------------------------------------------------------------------------------------------------------------------------
($ in millions, except per share data)                                      2000     1999      1998           1997          1996
- --------------------------------------------------------------------------------------------------------------------------------
For the Year
  Net interest revenue                                                   $   647  $   807  $  1,372       $  1,359      $  1,057
  Noninterest revenue                                                      2,186    3,500     3,757          4,861         4,117
  Net income (loss)                                                      $   512  $(1,603) $    (73)      $    866      $    766
================================================================================================================================
Per Common Share
  Basic Earnings (Loss) Per Share                                            N/A      N/A  $  (1.05)      $   8.15      $   7.12
  Diluted Earnings (Loss) Per Share                                          N/A      N/A  $  (1.05)      $   7.66      $   6.76
  Cash dividends declared                                                    N/A    $1.00  $   4.00       $   4.00      $   4.00
    --as a percentage of net income                                          N/A      N/M       N/M             52%           59%
  Book value, end of year                                                    N/A      N/A     42.66          49.06         49.21
  Market price
    High                                                                     N/A      N/A       136 7/16       133 5/8        90 7/8
    Low                                                                      N/A      N/A        45             74            61
    End of year                                                              N/A      N/A        85 7/16       112 7/16       86 1/4
  Price/earnings ratio, end of year                                          N/A      N/A       N/M           13.8x         12.1x
  Cash dividend yield, end of year                                           N/A      N/A       4.7%           3.6%          4.6%
At Year End
  Total assets                                                           $62,763  $68,157  $133,115       $140,102      $122,543
  Long-term debt not included in risk-based capital                        9,270   12,582    14,890         11,275         8,732
  Long-term debt included in risk-based capital                            2,073    2,424     3,113          3,312         2,576
  Mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included
    in risk-based capital                                                  1,307    1,428     1,420          1,472           730
  Preferred stock of subsidiary                                               --       --        --             --           250
  Preferred stock (Corporation)                                               --      376       394            658           810
  Common stockholders' equity                                              4,382    3,974     4,302          5,050         5,068
  Total stockholders' equity                                               4,382    4,350     4,696          5,708         5,878
Profitability Ratios
  Return on average common stockholders' equity                             12.1%     N/M       N/M           15.6%         14.5%
  Return on average total stockholders' equity                              11.8%     N/M       N/M           14.6%         13.3%
  Return on average total assets                                            0.80%     N/M       N/M           0.63%         0.63%
Capital Ratios
  Common stockholders' equity to total assets, end of year                   7.0%     5.8%      3.2%           3.6%          4.1%
  Total stockholders' equity to total assets, end of year                    7.0%     6.4%      3.5%           4.1%          4.8%
  Average total stockholders' equity to average total assets                 6.8%     4.6%      3.3%           4.4%          4.7%
  Bankers Trust Corporation:
    Risk-Based Capital Ratios
        Tier 1 Capital                                                      12.5%    10.4%      7.5%           8.3%          9.3%
        Total Capital                                                       18.8%    18.4%     13.6%          14.1%         13.8%
    Leverage Ratio                                                           9.1%     7.3%      3.5%           4.4%          5.9%
  Bankers Trust Company:
    Risk-Based Capital Ratios
        Tier 1 Capital                                                      24.0%    16.5%     10.5%           9.0%          9.3%
        Total Capital                                                       26.5%    18.9%     13.4%          12.3%         12.9%
    Leverage Ratio                                                          16.0%    12.3%      5.7%           5.4%          5.3%
Employees, at December 31
  In domestic offices                                                      5,486    6,342    11,005         10,585        11,055
  In foreign offices                                                         682    1,433     9,536          8,070         6,881
- --------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  6,168    7,775    20,541         18,655        17,936
================================================================================================================================

* Certain 2000 and 1999 amounts are not comparable to prior year periods due to significant business and net financial asset transfers to Deutsche Bank entities, charges reflecting changes in management intent and responsibility regarding certain assets and the sale of Bankers Trust Australia Limited in 1999.

N/M Not Meaningful.

N/A--Information is not applicable as Deutsche Bank AG acquired all outstanding shares of common stock of Bankers Trust Corporation from its shareholders at a price of $93.00 per share on June 4, 1999.


2 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------
                                FINANCIAL REVIEW
- --------------------------------------------------------------------------------

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

      Prior to the Acquisition, the Corporation was a global financial institution, providing products and services to its clients worldwide. Subsequent to the Acquisition and associated reorganization activities, the Corporation and its subsidiaries conduct their business primarily in the Americas, focusing their activities principally in the asset management, lending, institutional services, and private banking businesses.

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

      On September 29, 2000, Bankers Trust transferred its wholly-owned subsidiary BT Holdings (New York), Inc. ("BTH") to DBUSH and Taunus. The transfer of BTH to DBUSH took the form of an exchange of stock pursuant to which BTH became a wholly-owned subsidiary of DBUSH. The Corporation received shares of DBUSH equal to the fair market value of BTH's net assets, substantially all of which were financial assets, on the date of transfer. The Corporation recognized a pre-tax gain of approximately $561 million for the year ended December 31, 2000.

      In connection with the Acquisition, and in addition to the foregoing transactions, the Corporation has transferred and will continue to transfer certain entities/businesses and financial assets and liabilities to Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer.

      The Corporation anticipates further curtailment of certain of its activities as a result of its ongoing reorganization and integration into Deutsche Bank.


                                Bankers Trust Corporation and its Subsidiaries 3

- --------------------------------------------------------------------------------

Capital Contribution

In conjunction with the Acquisition and to strengthen the Corporation's capital base, Deutsche Bank made a capital contribution of $1.4 billion in the second quarter of 1999.

Results of Operations

Summary of 2000 Results

For the year 2000, the Corporation reported net income of $512 million, compared to a net loss of $1,603 million in 1999.

      For the year, total net revenue (net interest revenue after provision for credit losses-loans plus noninterest revenue) of $2.852 billion was down $1.513 billion, from 1999 revenue of $4.365 billion. The decrease in revenue is partly due to the transfer of BTAB and the sale of BTAL in 1999. The current year included a pre-tax gain of $561 million on the transfer of BTH while the prior year included a pre-tax gain of approximately $779 million on the sale of BTAL. Total noninterest expenses for the year decreased $3.828 billion, or 66 percent, from 1999. The prior year included pre-tax charges of approximately $1.1 billion in COC-related costs and pre-tax charges of $633 million related to restructuring and other related activities.

      In addition, salaries and commissions, and incentive compensation and employee benefits decreased in 2000 by $1.253 billion from 1999, or 59 percent, primarily due to a decrease in the average number of employees resulting from the transfers and sale of certain entities in 2000 and 1999 and staff reductions resulting from the Acquisition.

      At December 31, 2000, total cash basis loans amounted to $840 million, up from $737 million at December 31, 1999.

      Because of the significant business changes previously mentioned, the Corporation's historical financial statements are not fully comparable for all periods presented.

Business Segments

Business segments results, which are presented in accordance with accounting principles generally accepted in the United States of America, are derived from internal management reports.

      In conjunction with the Acquisition, the Corporation realigned its business activities to conform to Deutsche Bank's historical management structure. In this regard, Retail and Private Banking focuses on the Corporation's private banking activities. The Asset Management division combines the Corporation's institutional asset management and retail investment fund businesses. Global Corporates and Institutions includes the Corporation's commercial banking and investment banking activities as well as trading activities. This business segment also includes credit business, trade finance, structured finance and cash management. Global Technology and Services includes four product groups: payments, securities processing, custody services and electronic banking services. Refer to Note 21 of Notes to Financial Statements for further discussion of the business segments' activities. Corporate Items include revenue and expenses that have not been allocated to business segments.

      Prior period results have been restated for changes in management structure.

      The information presented below reflects the results by business segment (in millions):

                                                         Total Non-      Pretax
Year Ended                                   Total Net     interest      Income
December 31, 2000                              Revenue     Expenses      (Loss)
- -------------------------------------------------------------------------------
Retail and Private Banking                     $   160     $   153      $     7
Asset Management                                   303         295            8
Global Corporates and Institutions                 869         701          168
Global Technology and Services                     899         891            8
- -------------------------------------------------------------------------------
Total Business Segments                          2,231       2,040          191
- -------------------------------------------------------------------------------
Corporate Items                                    621         (88)         709
- -------------------------------------------------------------------------------
Total                                          $ 2,852     $ 1,952      $   900
===============================================================================

                                                         Total Non-      Pretax
Year Ended                                   Total Net     interest      Income
December 31, 1999                              Revenue     Expenses      (Loss)
- -------------------------------------------------------------------------------
Retail and Private Banking                     $   169     $   189      $   (20)
Asset Management                                   241         221           20
Global Corporates and Institutions               1,370       2,666       (1,296)
Global Technology and Services                     945         998          (53)
- -------------------------------------------------------------------------------
Total Business Segments                          2,725       4,074       (1,349)
- -------------------------------------------------------------------------------
Corporate Items                                  1,640       1,706          (66)
- -------------------------------------------------------------------------------
Total                                          $ 4,365     $ 5,780      $(1,415)
===============================================================================

                                                         Total Non-      Pretax
Year Ended                                   Total Net     interest      Income
December 31, 1998                              Revenue     Expenses      (Loss)
- -------------------------------------------------------------------------------
Retail and Private Banking                     $   187     $   175      $    12
Asset Management                                   253         155           98
Global Corporates and Institutions               2,568       3,092         (524)
Global Technology and Services                     964         885           79
- -------------------------------------------------------------------------------
Total Business Segments                          3,972       4,307         (335)
- -------------------------------------------------------------------------------
Corporate Items                                  1,117         859          258
- -------------------------------------------------------------------------------
Total                                          $ 5,089     $ 5,166      $   (77)
===============================================================================


4 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      The Retail and Private Banking business recorded pre-tax income of $7 million in 2000, compared to a pre-tax loss of $20 million in 1999. The 1999 results contain COC-related costs of approximately $21 million and higher personnel-related costs. In 1999, Retail and Private Banking reported a pre-tax loss of $20 million, down $32 million from 1998. The decrease reflected COC-related costs of approximately $21 million and lower revenue from commissions.

      Asset Management recorded pre-tax income of $8 million in 2000, compared to pre-tax income of $20 million in 1999. The 2000 results reflect higher revenue from fiduciary and funds management activities, which was more than offset by higher personnel-related costs. Asset Management pre-tax income of $20 million in 1999 decreased $78 million from 1998. The 1999 results contain COC-related costs of approximately $18 million and higher personnel-related costs.

      The Global Corporates and Institutions business recorded pre-tax income of $168 million in 2000, compared to a pre-tax loss of $1,296 million in 1999. The decrease in total net revenue from the prior year was mainly attributable to lower revenue from corporate finance fees and private equity investments. The decrease in expenses is mainly due to lower personnel-related expenses in the current year and COC-related costs in 1999 of approximately $848 million. Global Corporates and Institutions recorded a pre-tax loss of $1,296 million in 1999 compared to a pre-tax loss of $524 million in 1998. The 1999 results contain COC-related costs of approximately $848 million. Trading losses also negatively impacted the 1999 results. Total net revenue for 1999 includes the impact of a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, as well as the transfer of certain securities available for sale to Deutsche Bank related entities. The 1998 results included losses related to widening credit spreads on high-yield debt securities, mark-to-market losses on investments in the unit's private equity portfolio and losses on securities available for sale resulting from the economic turmoil experienced in the third quarter of 1998.

      The Corporation's Global Technology and Services business recorded pre-tax income of $8 million for 2000 compared to a pre-tax loss of $53 million in 1999. The 1999 results contain COC-related costs of approximately $86 million. Global Technology and Services recorded a pre-tax loss of $53 million in 1999, down $132 million from 1998.

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

      The Corporation intends to realign its client-focused businesses into two principal business groups: the Corporate and Investment Bank Group and the Private Clients and Asset Management Group to correspond to the reorganization currently being implemented in Deutsche Bank generally. The financial results have not been restated for this reorganization, as it was not announced until February 1, 2001.

Financial Reporting Matters

As used throughout this Annual Report, the term "International" signifies information based on the domicile of the customer, whereas the term "Foreign Office" refers to the location in which the transaction is recorded.

Statement of Income Analysis

Net Interest Revenue

Net interest revenue for 2000 was $647 million, down $160 million from 1999. Net interest revenue for 1999 was $807 million, down $565 million from 1998. The significant transfers of entities and other financial assets and liabilities to Deutsche Bank in the second half of 1999 negatively impacted net interest revenue and levels of average interest-bearing assets and average interest-bearing liabilities for the year ended December 31, 1999 as compared to prior periods.

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

      The Firm's nontrading-related net interest revenue, generally a more stable component of overall net interest revenue than trading-related net interest revenue, was $527 million in 2000, compared to $564 million in 1999. This decrease was primarily due to the decrease in securities borrowed and securities purchased under resale agreements. Nontrading-related net interest revenue was $564 million in 1999 compared to $907 million in 1998. Prior period non-trading related net interest revenue has been restated to reflect certain reclassifications of business lines from trading-related net interest to non-trading related net interest.

      In 2000, the interest rate spread was 0.81 percent compared to 1.06 percent in 1999. Net interest margin increased to 1.32 percent from 1.18 percent in 1999. The yield on interest-earning assets increased by 100 basis points. The cost of interest-bearing liabilities increased by 125 basis points. Average interest-earning assets totaled $49.2 billion at December 31, 2000, down $20.2 billion from December 31, 1999. The decrease was primarily attributable to the decrease in securities available for sale and securities borrowed and securities purchased under resale agreements. Average interest-bearing liabilities totaled $45.4 billion at December 31, 2000, down $22.4 billion from December 31, 1999. The decrease was primarily attributable to the decrease in securities sold under repurchase agreements and interest-bearing deposits.


                                Bankers Trust Corporation and its Subsidiaries 5

- --------------------------------------------------------------------------------

      In 1999, the interest rate spread was 1.06 percent compared to 1.02 percent in 1998. Net interest margin increased to 1.18 percent from 1.16 percent in 1998. The yield on interest-earning assets declined by 51 basis points. The cost of interest-bearing liabilities declined by 55 basis points. Average interest-earning assets totaled $69.4 billion at December 31, 1999, down $51.2 billion from December 31, 1998. The decrease was primarily attributable to the decrease in trading account assets, securities borrowed and securities purchased under resale agreements. Average interest-bearing liabilities totaled $67.8 billion at December 31, 1999, down $49.8 billion from December 31, 1998. The decrease was primarily attributable to the decrease in securities sold under repurchase agreements and interest-bearing deposits.

Table 2 Net Interest Revenue Analysis

The table below presents the Corporation's trend of net interest revenue, average balances and rates. For further details on these statistics, see pages 61 through 63.

- -------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                   2000       1999        1998
- -------------------------------------------------------------------------------------
Net interest revenue
Book basis                                             $   647    $   807    $  1,372
Tax equivalent adjustment*                                   3         15          31
- -------------------------------------------------------------------------------------
Fully taxable basis                                    $   650    $   822    $  1,403
=====================================================================================
Average balances
Interest-earning assets                                $49,236    $69,411    $120,650
Interest-bearing liabilities                            45,407     67,803     117,637
- -------------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds   $ 3,829    $ 1,608    $  3,013
=====================================================================================
Average rates (fully taxable basis)
Yield on interest-earning assets                          7.39%      6.39%       6.90%
Cost of interest-bearing liabilities                      6.58       5.33        5.88
- -------------------------------------------------------------------------------------
Interest rate spread                                      0.81       1.06        1.02
Contribution of noninterest-bearing funds                 0.51       0.12        0.14
- -------------------------------------------------------------------------------------
Net interest margin                                       1.32%      1.18%       1.16%
=====================================================================================

* The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments (which recognize the income tax savings on tax-exempt assets) was 44 percent for 2000, and 41 percent for 1999 and 1998.

Provision for Credit Losses--Loans

The Corporation recorded a negative provision for credit losses--loans of $19 million for the year ended December 31, 2000. The negative provision for credit losses--loans amounted to $58 million in 1999 as compared with a provision of $40 million in 1998. A discussion of the Corporation's allowance for credit losses--loans appears on page 15.

Trading Revenue

Trading-related net interest revenue represents interest earned on cash instruments held in the trading accounts less the cost to fund both cash and derivatives positions.


6 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      The table below presents the Firm's trading revenue and trading-related net interest revenue by major category of market risk. These categories are based on management's view of the predominant underlying risk exposure of each of the Firm's trading positions.

(in millions) Year Ended December 31,               2000       1999        1998
- -------------------------------------------------------------------------------
Interest rate risk                                 $  49      $(165)      $(427)
Foreign exchange risk                                 30        139         426
Equity and commodity risk                             57         68        (183)
- -------------------------------------------------------------------------------
Total trading revenue                                136         42        (184)
Trading-related net interest revenue                 120        243         465
- -------------------------------------------------------------------------------
Combined total                                     $ 256      $ 285       $ 281
===============================================================================

Interest Rate Risk

Trading revenue related to interest rate risk for 2000 increased from 1999. The prior year period reflected the integration of Bankers Trust trading assets into Deutsche Bank. The prior period also included post-merger risk reduction initiatives and the impact of a change in management's intention regarding certain trading and trading related assets. 1999 trading revenue related to interest rate risk increased from 1998. The increase was primarily attributable to 1998 losses on high-yield securities, adverse market conditions in Latin America and Asia, valuation adjustments to trading assets for widening counterparty credit spreads, and Russian-related trading losses.

Foreign Exchange Risk

The decrease in trading revenue related to foreign exchange risk for 2000 as compared to the prior year period is primarily attributed to the overall reduction of the trading portfolio in addition to the sale of BTAL in the third quarter of 1999, which in the prior year was responsible for a significant portion of foreign exchange trading revenue. 1999 trading revenue related to foreign exchange risk decreased from 1998. The decrease is primarily related to reduced revenue in Australian markets in the first six months of 1999 coupled with the sale of BTAL in the third quarter of 1999.

Equity and Commodity Risk

The decrease in trading revenue related to equity and commodity risk for 2000 as compared to 1999 is reflective of prior year risk reduction initiatives consistent with the Corporation's overall curtailment of trading activities. 1999 trading revenue related to equity and commodity risk increased from 1998. The third quarter of 1998 included losses in global proprietary equity portfolios caused by increased market volatility, valuation adjustments related to the Corporation's European Equity business as well as decreased activity in the equity derivative books.

Noninterest Revenue (Excluding Trading)

The following table presents noninterest revenue (in millions):

Year Ended December 31,                               2000      1999       1998
- -------------------------------------------------------------------------------
Fiduciary and funds management                     $   798   $ 1,017    $ 1,108
Corporate finance fees                                 142       542      1,255
Other fees and commissions                             306       538        817
Securities available for sale gains (losses)            45       (89)       (56)
Insurance premiums                                      --        86        256
Other                                                  759     1,364        561
- -------------------------------------------------------------------------------
Total                                              $ 2,050   $ 3,458    $ 3,941
===============================================================================

      Fiduciary and funds management revenue was down $219 million, or 22 percent, from 1999, which was down $91 million from 1998. The decreases in 2000 and 1999 were due primarily to the sale of BTAL in the third quarter of 1999.

      Corporate finance fees were down $400 million, or 74 percent, from 1999, which were down $713 million from 1998. Lower underwriting fees, loan syndication fees and merger and acquisition activities, which are primarily attributable to the transfer of BTAB to DBSI in June 1999, contributed to the declines in 2000 and 1999.

      Other fees and commissions were down $232 million, or 43 percent, from 1999, which were down $279 million from 1998. The declines in 2000 and 1999 were primarily due to lower fees for brokerage services resulting from the transfer of BTAB and BTI to Deutsche Bank related entities.


                                Bankers Trust Corporation and its Subsidiaries 7

- --------------------------------------------------------------------------------

      Securities available for sale gains were $45 million compared to securities available for sale losses of $89 million in 1999. The 1999 results reflect third party sale activity and the transfer of certain Latin American debt securities to Deutsche Bank related entities based on changes in management responsibility related to such securities following the COC date. Securities available for sale losses in 1999 increased $33 million from 1998.

      Insurance premiums decreased $86 million from 1999 which decreased $170 million, or 66 percent, from 1998. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio, the Corporation's 50 percent owned Chilean insurance company, in the second quarter of 1999.

      Other noninterest revenue was $759 million in 2000, a decrease of $605 million from 1999 which increased $803 million, or 143 percent, from 1998. Revenue from equity investments, partially attributable to the transfer of BTH at the end of the third quarter of 2000, contributed to the decrease in 2000. Also, the current year included a pre-tax gain of $561 million on the transfer of BTH while the prior year included a pre-tax gain of approximately $779 million on the sale of BTAL.

Noninterest Expenses

The following table presents noninterest expenses (in millions):

Year Ended December 31,                                2000       1999      1998
- --------------------------------------------------------------------------------
Salaries and commissions                            $   459    $ 1,039   $ 1,421
Incentive compensation and
  employee benefits                                     415      1,088     1,530
Change in control related incentive
  compensation and employee benefits                     --      1,101        --
Agency and other professional
  service fees                                          220        430       501
Communication and data services                          84        206       252
Occupancy, net                                          106        198       218
Furniture and equipment                                 136        221       252
Travel and entertainment                                 45        114       171
Provision for policyholder benefits                      --        114       322
Other                                                   535        636       499
Restructuring and other related activities              (48)       633        --
- --------------------------------------------------------------------------------
Total                                               $ 1,952    $ 5,780   $ 5,166
================================================================================

      Total noninterest expenses for 2000 decreased $3.828 billion, or 66 percent, from 1999. The 1999 results included $1.1 billion of change-in-control related incentive compensation and employee benefits, primarily as a result of accelerated amortization of deferred compensation amounts as of the COC date.

      During 1999, the Corporation recorded pre-tax charges for restructuring and other related activities totaling $633 million. Of this amount, $459 million related to a restructuring charge recorded in the second quarter in conjunction with the Acquisition. This charge reflected $394 million of severance and other termination-related costs as well as $65 million of other costs primarily related to lease terminations and write-offs of fixed assets and leasehold improvements. During the fourth quarter of 1999, the Corporation recorded additional charges related to restructuring and other related activities of $174 million in connection with its continuing efforts to streamline support functions and realign certain business activities. These charges reflected $116 million of severance and other termination-related costs, as well as $58 million of other costs primarily related to the intended liquidation of certain financial assets.

      Salaries and commissions expense decreased by $580 million, or 56 percent, in 2000, primarily due to a decrease in the average number of employees resulting from the transfer of BTAB and BTI to a Deutsche Bank entity in the second quarter of 1999, the sale of BTAL in the third quarter of 1999 and staff reductions resulting from the Acquisition.

      Incentive compensation and employee benefits decreased $673 million, or 62 percent, from 1999, resulting from a decrease in the average number of employees. The number of full-time staff at December 31, 2000 was 6,168 compared to 7,775 at December 31, 1999. In addition, 1999 included amortization expense for deferred compensation plans prior to the Acquisition.

      The provision for policyholder benefits decreased $114 million from 1999. The Corporation exited the insurance business with the sale of its remaining stake in Consorcio in the second quarter of 1999.


8 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      Total noninterest expenses for 1999 increased $614 million, or 12 percent, from 1998. Salaries and commissions expense decreased by $382 million, or 27 percent, in 1999, primarily due to a decrease in the average number of employees resulting from the transfer of BTAB and BTI in the second quarter of 1999, the sale of BTAL in the third quarter of 1999 and staff reductions resulting from the Acquisition. Incentive compensation and employee benefits decreased by $442 million, or 29 percent, primarily due to the decrease in the average number of employees. The number of full-time staff at December 31, 1999 was 7,775 compared to 20,541 at December 31, 1998. As previously mentioned, 1999 included pre-tax charges for restructuring and other related activities totaling $633 million and $1.1 billion of COC-related incentive compensation and employee benefits.

Taxes

Income tax expense for 2000 amounted to $388 million, compared to income tax expense of $188 million in 1999 and an income tax benefit of $4 million in 1998. The effective tax rate for 2000 was 43 percent, while the 1999 and 1998 effective tax rates were (13) percent and 5 percent, respectively.

International Operations

The Corporation's assets and results of operations for 2000, 1999 and 1998 have been allocated between domestic and international operations in Note 22 of Notes to Financial Statements. This analysis, which is based on the domicile of the customer, incorporates numerous subjective assumptions and, as a result, is different from legal entity and segment results shown elsewhere in this report. Management views the operation of the Corporation on a segment basis, as disclosed on page 4.

      International net loss for 2000, 1999 and 1998 totaled $19 million, $1,134 million, and $211 million, respectively. Net income from domestic operations was $531 million, a negative $469 million, and $138 million for 2000, 1999, and 1998, respectively. The ratio of international to total net income is not meaningful.

      The net loss from international operations in 1999 was primarily due to the allocation of a significant portion of the COC-related and restructuring charges to international operations.

      The overall losses during 1998 from international operations were primarily losses in Asia and the Western Hemisphere. During 1998, the Asian regions suffered a loss of $210 million primarily due to trading activity. In 1998, the Western Hemisphere had a loss of $96 million attributable to losses on trading assets and losses on securities available for sale.

      International total assets were $11.0 billion, $18.6 billion, and $63.1 billion at December 31, 2000, 1999, and 1998 respectively. This represented 17 percent, 27 percent and 47 percent of total consolidated assets for these same periods, respectively. The $7.6 billion decrease in 2000 was primarily due to the continuing transfer of the Corporation's international operations of Deutsche Bank. The reduction of total international assets in 1999 was due to the transfer of international assets to Deutsche Bank which began after COC.


                                Bankers Trust Corporation and its Subsidiaries 9

- --------------------------------------------------------------------------------

Changes in Financial Condition

Balance Sheet Analysis

Table 3 below highlights the trends in the balance sheet over the past two years. Because annual averages may tend to conceal trends and year-end balances can be distorted by one-day fluctuations, fourth quarter averages for each year are provided to give a better indication of trends in the balance sheet.

Table 3 Condensed Balance Sheets--Fourth Quarter Averages

- ------------------------------------------------------------------------------------------------------------
(in millions)                                                                 2000         1999         1998
- ------------------------------------------------------------------------------------------------------------
Assets
  Interest-earning
   Interest-bearing deposits with banks                                  $   5,743    $   3,867    $   2,370
   Federal funds sold                                                        1,785        3,608        3,445
   Securities purchased under resale agreements                              1,305        5,478       19,316
   Securities borrowed                                                          --           --       17,903
   Trading assets                                                           11,591        6,221       25,206
   Securities available for sale
     Taxable                                                                   261        3,412       10,038
     Exempt from federal income taxes                                           16           16        1,692
- ------------------------------------------------------------------------------------------------------------
       Total securities available for sale                                     277        3,428       11,730
   Loans
     Domestic offices                                                       25,258       16,132       12,847
     Foreign offices                                                            33        4,613       10,417
- ------------------------------------------------------------------------------------------------------------
       Total loans                                                          25,291       20,745       23,264
   Customer receivables                                                        383          569        1,622
- ------------------------------------------------------------------------------------------------------------
     Total interest-earning assets                                          46,375       43,916      104,856
  Noninterest-earning
   Cash and due from banks                                                   2,090        1,745        2,721
   Noninterest-earning trading assets                                        2,001        8,541       29,650
   All other assets                                                          6,401        8,774       11,853
   Allowance for credit losses--loans                                         (394)        (508)        (665)
- ------------------------------------------------------------------------------------------------------------
Total                                                                    $  56,473    $  62,468    $ 148,415
============================================================================================================
Liabilities
  Interest-bearing
   Interest-bearing deposits
     Domestic offices                                                    $   8,906    $  12,200    $  18,891
     Foreign offices                                                         3,042        7,659       16,650
- ------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits                                      11,948       19,859       35,541
   Trading liabilities                                                          55           39        5,918
   Securities loaned and securities sold under repurchase agreements            84          210       20,650
   Other short-term borrowings                                              15,030        7,691       19,247
   Long-term debt                                                           11,697       13,915       18,645
   Mandatorily redeemable capital securities of subsidiary trusts
     holding solely junior subordinated deferrable interest debentures       1,316        1,427        1,419
- ------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities                                     40,130       43,141      101,420
  Noninterest-bearing
   Noninterest-bearing deposits                                              3,859        4,724        4,362
   Noninterest-bearing trading liabilities                                   2,582        4,516       26,454
   All other liabilities                                                     5,560        5,542       11,271
- ------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                      52,131       57,923      143,507
Preferred Stock of Subsidiary                                                   --           --          144
- ------------------------------------------------------------------------------------------------------------
Stockholders' Equity
  Preferred stock                                                               --          392          394
  Common stockholders' equity                                                4,342        4,153        4,370
- ------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   4,342        4,545        4,764
- ------------------------------------------------------------------------------------------------------------
Total                                                                    $  56,473    $  62,468    $ 148,415
============================================================================================================


10 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

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

      Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At December 31, 2000, this credit line totaled approximately $4.7 billion. Of this amount, approximately $2.6 billion was drawn. In addition, the Corporation has received unsecured financing from Deutsche Bank via its indirect subsidiaries in the amount of $2.8 billion.

      The Corporation's consolidated long-term debt and mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital ("trust preferred capital securities"), at December 31, 2000 totaled $12.6 billion, most of which was unsecured, and consisted of $8.1 billion in senior borrowings, $3.2 billion of subordinated debt, and $1.3 billion of trust preferred capital securities. These liabilities mature between 2001 and 2037, as detailed in Notes 9 and 10 of Notes to Financial Statements.

Capital Resources

The Corporation pursues capital management with the objective of enhancing its ability to execute its global strategic business plans while retaining financial flexibility. Management believes that a strong capital base is critical to achieving these objectives.

      Consolidated total stockholders' equity totaled $4.382 billion on December 31, 2000, up $32 million from year-end 1999, which was down $346 million, or 7 percent, from year-end 1998. The current year's increase was primarily due to net income partially offset by the repurchase of preferred stock. The decrease in 1999 was primarily due to the net operating loss of $1.6 billion offset in part by a capital contribution from Deutsche Bank of $1.4 billion.

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

      The following discussion of the risk-based capital and leverage ratios should be read in conjunction with Note 14 of the Notes to Financial Statements, which defines the components of Tier 1, Tier 2 and Tier 3 Capital, as well as the regulatory guidelines for well-capitalized banks and bank holding companies.

      The Corporation's and BTCo's regulatory capital ratios are presented in Table 4.

      During 2000, the Corporation's Tier 1 Capital ratio increased 210 basis points which is attributable to the increase in Tier 1 Capital of $586 million, along with the decrease in risk-weighted assets of $2.6 billion. The Tier 1 Capital increase was primarily caused by the 2000 net operating income of $512 million. Risk-weighted assets decreased principally because positions were liquidated or transferred to other Deutsche Bank affiliates. The Total Capital ratio increased 40 basis points as the decrease in risk-weighted assets more than offset the decline of $305 million in Total Capital. The Leverage ratio increased 180 basis points due to the increase in Tier 1 Capital and a decrease of $6.0 billion in adjusted quarterly average assets.

      The positive effects of the aforementioned operating income, asset liquidations and transfers were also the main reasons for comparative variances in BTCo's ratios. During 2000, BTCo's Tier 1 Capital ratio increased 750 basis points due to the increase in Tier 1 Capital of $451 million along with a reduction of $9 billion in risk-weighted assets. Total Capital ratio increased 760 basis points due also to the effects of income and the reduction in assets. The Leverage ratio increased 370 basis points due primarily to the reduction of $8.1 billion in quarterly average assets.

      Table 4 presents the regulatory capital ratios of the Corporation and BTCo at December 31, 2000 and 1999 and the well-capitalized guidelines.


                               Bankers Trust Corporation and its Subsidiaries 11

- --------------------------------------------------------------------------------

Table 4 Regulatory Capital Ratios

                                                                           Well
                                   December 31,    December 31,     Capitalized
                                           2000            1999      Guidelines
- -------------------------------------------------------------------------------
Corporation
Risk-Based Ratios
  Tier 1 Capital                           12.5%           10.4%            6.0%
  Total Capital                            18.8%           18.4%           10.0%
Leverage Ratio                              9.1%            7.3%            N/A

BTCo
Risk-Based Ratios
  Tier 1 Capital                           24.0%           16.5%            6.0%
  Total Capital                            26.5%           18.9%           10.0%
Leverage Ratio                             16.0%           12.3%            5.0%

N/A   Not Applicable.

      The following were the essential components used in calculating the Corporation's and BTCo's risk-based capital ratios:

(in millions) December 31,                                 2000             1999
- --------------------------------------------------------------------------------
Corporation
Tier 1 Capital                                          $ 5,048          $ 4,462
Tier 2 Capital                                            2,508            3,399
- --------------------------------------------------------------------------------
Total Capital                                           $ 7,556          $ 7,861
================================================================================
Total risk-weighted assets                              $40,232          $42,823
================================================================================

BTCo
Tier 1 Capital                                          $ 6,161          $ 5,710
Tier 2 Capital                                              651              851
- --------------------------------------------------------------------------------
Total Capital                                           $ 6,812          $ 6,561
================================================================================
Total risk-weighted assets                              $25,683          $34,657
================================================================================

Risk Management

Market Risk

Market risk is the risk of losses in the value of the Corporation's portfolio due to movements in market prices and rates. Market risk arises from the Corporation's trading and client activities.

      One summary measure of market risk is Daily Price Volatility. The Daily Price Volatility of a portfolio is the potential loss in fair value that statistically would be exceeded only 1 percent of the time if that portfolio were held unchanged for one day. As such, Daily Price Volatility falls within a general class of risk measures that are referred to as Value at Risk ("VaR"). The Corporation's Daily Price Volatility is calculated using proprietary simulation and risk modeling techniques. Tables 5 and 6 provide information on the Daily Price Volatility associated with the Corporation's market risk positions that are reported as trading assets and liabilities.

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

      Data presented for 2000 are not comparable to those presented for 1999 due to the significant business and net financial asset transfers to Deutsche Bank entities, as well as continued risk reduction efforts begun in the third quarter of 1998. Tables 5 and 6 show that the Corporation's trading account market risk as measured by Daily Price Volatility declined in 2000 on an average and spot basis by 58 percent and 30 percent, respectively. These reductions reflect the continuing effects of integrating the Corporation into the Deutsche Bank Group. The significant reduction in equity risk at December 31, 2000 is primarily related to private equity investments held by BTH which were transferred to DBUSH effective September 29, 2000. As a result of this transfer and other factors, the market risk in the non-trading portfolios is immaterial at December 31, 2000.

      The primary trading account market risks remaining at December 31, 2000 are interest rate risk and equity risk. The interest rate risk stems primarily from the loan trading, loan syndication and loan securitization businesses. The equity risk is primarily from high yield distressed debt positions. Distressed debt is classified as equity risk after the implementation of Deutsche Bank models at the beginning of the fourth quarter 1999.


12 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

Table 5 Trading Daily Price Volatility Statistics for 2000 (in millions)

- -------------------------------------------------------------------------------
                                 Average     Minimum    Maximum    December 31,
Risk Class                          2000        2000       2000            2000
- -------------------------------------------------------------------------------
Interest Rate                    $   3.9     $   1.9    $   6.1         $   5.3
Currency                             1.1         0.2        3.1             0.2
Equity                               4.4         0.7       23.6             0.8
Commodity                             --          --         --              --
Diversification                     (2.8)         --         --            (0.9)
- -------------------------------------------------------------------------------
Overall Portfolio                $   6.6           *          *         $   5.4
===============================================================================

Table 6 Trading Daily Price Volatility Statistics for 1999 (in millions)

- -------------------------------------------------------------------------------
                                 Average     Minimum    Maximum    December 31,
Risk Class                          1999        1999       1999            1999
- -------------------------------------------------------------------------------
Interest Rate                    $  11.1     $   4.2    $  18.4         $   5.0
Currency                             2.3         0.1        7.8             0.6
Equity                               8.7         3.4       18.8             5.8
Commodity                            0.6          --        1.8              --
Diversification                     (7.0)         --         --            (3.7)
- -------------------------------------------------------------------------------
Overall Portfolio                $  15.7           *          *         $   7.7
===============================================================================

* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the risk class amounts presented above. For example, during 2000 the minimum Trading Daily Price Volatility was $2.1 million and the maximum Trading Daily Price Volatility was $24.2 million.

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


                               Bankers Trust Corporation and its Subsidiaries 13

- --------------------------------------------------------------------------------

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

      As part of the ongoing integration into Deutsche Bank, the Corporation's former derivatives activities have been largely transferred to Deutsche Bank entities, and it is anticipated that the existing positions at December 31, 2000 will be reduced further over time.

      Gains and losses from trading derivatives are included in trading revenue as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after application of qualifying master netting agreements. These positions may vary in size from period to period, similar to the positions in cash instruments also carried in the Corporation's trading account. Average trading assets and trading liabilities related to derivatives during 2000 were $3.4 billion and $2.1 billion, respectively. The notional amounts, which are not recorded on the balance sheet, of trading derivatives totaled $56 billion at December 31, 2000 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk.

End-User Derivatives

The Corporation utilizes end-user derivatives to manage exposures to interest rate and foreign currency risks associated with certain liabilities such as interest-bearing deposits, short-term borrowings and long-term debt. For example, the majority of the Corporation's end-user derivatives involve certain instruments (principally interest rate and currency swaps) used to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. See Note 23 and Note 25 of Notes to Financial Statements for additional end-user information and for the fair value of end-user derivatives and related financial instruments. The notional amounts, which are not recorded on the balance sheet, of end-user derivatives totaled $20 billion at December 31, 2000 and indicate the volume of activity but do not represent the Corporation's exposure to market or credit risk. End-user derivative contracts represent approximately 26 percent of the aggregate notional amounts of all derivatives outstanding at year-end.

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


14 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

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

      Current credit risk is calculated based on the current replacement cost of outstanding positions with customers in OTC derivative financial instruments. The gross replacement cost of a derivative portfolio with a customer is the positive mark-to-market value of all transactions with that customer without the effects of netting or collateral arrangements. The replacement costs, after netting, of $2.0 billion more accurately portray the credit risk associated with the Corporation's derivatives activities at December 31, 2000 than do the gross replacement costs.

      The Corporation applies netting based upon the criteria prescribed by Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts," ("FIN 39") which provides that offsetting is appropriate where the available evidence indicates that there are reasonable assurances that the right of setoff contained in a master netting agreement governing derivatives contracts would be upheld after default, including in the event of the customer's bankruptcy.

      Collateral also reduces credit risk. The Corporation generally accepts collateral in the form of cash, U.S. Treasuries, and other approved securities (generally, only liquid, marketable, publicly-traded securities are acceptable).

      The international bank regulatory standards for risk-based capital consider the credit risk arising from derivatives in the assessment of capital adequacy. These standards were issued under the Basle Capital Accord of July 1988 and adopted in 1989 by the U.S. bank regulators, including the Federal Reserve Board. These standards use a formula-based assessment of customer credit risk which, as amended at year-end 1995, reflect the credit-risk-reducing impact of legally enforceable master netting agreements. These standards include a calculation for estimating the potential future credit exposure caused by potential price volatility (the "add-on"). At December 31, 2000, the risk-weighted amounts (reflecting both current and potential future credit exposure) that were calculated based on these international standards for derivative financial instruments aggregated to $739 million after application of risk weightings.

Allowance for Credit Losses--Loans

Overview

The Corporation's loan portfolio primarily consists of commercial lending transactions to a diverse customer and geographic base. As such, the Corporation's commercial loans tend to be individually large in size and are non-homogeneous.

      As part of the Corporation's overall management and control process, the Asset Quality Review Department is responsible for performing an ongoing independent examination of the loan portfolio. The review program is designed to identify, at the earliest possible stage, counterparties who might be facing financial difficulties. All significant counterparty relationships are reviewed on a periodic basis, meaning that individual loans to a particular counterparty are grouped together in evaluating the credit risk to such counterparty. Loans under special supervision, such as cash basis and renegotiated loans, as well as loans criticized by the Asset Quality Review Department under regulatory guidelines (i.e., those loans classified as Special Mention, Substandard and Doubtful) are also reviewed on a periodic basis. In addition, all levels of management are required to bring to the attention of the Asset Quality Review Department any credit risk where an additional review of the counterparty's financial position is believed to be warranted. The Asset Quality Review Department reports at least quarterly on the portfolio to the Audit and Fiduciary Committee of the Board of Directors.

      In addition to the above procedures, Federal Reserve and State of New York bank examiners (the "Bank regulatory authorities") perform periodic examinations of the Corporation's credit risks, including the loan portfolio. The reports on these examinations are also reviewed by the Asset Quality Review Department with the Audit and Fiduciary Committee of the Board of Directors.


                               Bankers Trust Corporation and its Subsidiaries 15

- --------------------------------------------------------------------------------

Determination of the Allowance for Credit Losses--Loans

The allowance for credit losses--loans represents management's estimate of probable loan losses that have occurred as of the date of the financial statements.

      In 1999, the Corporation's policies and procedures were revised and improved to ensure a systematic and adequately documented process for the estimation of credit losses and related charge-offs. As a result, the Corporation recorded a $49 million reversal of the allowance for credit losses--loans in the third quarter of 1999.

      As noted above, all significant counterparty relationships and criticized loans are reviewed periodically to allow management to determine the level of the allowance for credit losses--loans. This process results in the following three components of the allowance for credit losses--loans:

      Specific Allowance--The specific allowance component is the amount required for impaired loans as calculated under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The specific component of the overall allowance is determined through a loan-by-loan analysis of impaired loans that considers expected future cash flows, the value of collateral and other factors that may impact the borrowers' ability to pay. During 1999, the population of loans that were individually evaluated for impairment under the SFAS 114 methodology was significantly broadened to include all loans rated Substandard and Doubtful in the Corporation's internal class system.

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

- --------------------------------------------------------------------------------

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

      The tables below provide the components of the allowance for credit losses--loans by category. This breakdown of the allowance at each year-end reflects management's best estimate of probable credit losses and may not necessarily be indicative of actual future charge-offs.

(in millions) December 31,                                     2000*       1999*
- -------------------------------------------------------------------------------
Domestic
 Specific
  Commercial and industrial                                    $320        $200
  Financial institutions                                         11          --
  Real estate and real-estate related                             6          12
- -------------------------------------------------------------------------------
   Total specific                                               337         212
   Expected loss                                                 69         127
- -------------------------------------------------------------------------------
   Total domestic                                               406         339
International
 Specific                                                         7          56
 Country risk                                                     4          56
 Expected loss                                                    7          40
- -------------------------------------------------------------------------------
   Total international                                           18         152
- -------------------------------------------------------------------------------
   Total allowance for credit losses--loans                    $424        $491
===============================================================================

* Not comparable to prior years due to revised policies and procedures for determining the allowance for credit losses implemented in 1999.

(in millions) December 31,                              1998      1997      1996
- --------------------------------------------------------------------------------
Domestic
  Commercial and industrial                             $162      $117      $153
  Financial institutions                                  20        38        20
  Real estate and real-estate related                     84        89       107
- --------------------------------------------------------------------------------
   Total domestic                                        266       244       280
International                                            380       391       212
- --------------------------------------------------------------------------------
   Total allocated*                                      646       635       492
Unallocated portion                                        6        64       281
- --------------------------------------------------------------------------------
   Total allowance for credit losses--loans             $652      $699      $773
================================================================================

* The specific allowance component was $61 million, $13 million, and $57 million at December 31, 1998, 1997, and 1996, respectively. The general allowance component was $585 million, $622 million, and $435 million at December 31, 1998, 1997, and 1996, respectively.

      The allowance for credit losses--loans decreased to $424 million at December 31, 2000, from $491 million at year-end 1999 and $652 million at December 31, 1998. The 2000 decrease of $67 million was primarily due to net charge-offs of $42 million and a negative provision for credit losses--loans of $19 million.

      The decrease of $161 million in 1999 from 1998 was primarily due to a negative provision for credit losses--loans of $58 million, reductions in the allowance for credit losses--loans related to entities sold/transferred and net charge-offs of $64 million. Such decrease reflects the significant decline in the international component of the Corporation's loan portfolio during 1999.

      The following table presents an analysis of the changes in the international component of the allowance for credit losses--loans:

(in millions) Year Ended December 31,   2000     1999     1998    1997     1996
- -------------------------------------------------------------------------------
Balance, beginning of year             $ 152    $ 380    $ 391   $ 212    $ 377
- -------------------------------------------------------------------------------
Net charge-offs
  Charge-offs                             51       63       83      46       22
  Recoveries                               3       12        6       7       26
- -------------------------------------------------------------------------------
  Total net charge-offs (recoveries)
    to the allowance                      48       51       77      39       (4)
Allowance related to acquisition          --       --       --      17       --
Provision and increases (decreases)
  in the international portion
  of allowance                           (86)    (138)      66     258      (10)
Allowance related to BTAL and
  transferred entities(1)                 --      (39)      --      --       --
Reclassifications                         --       --       --     (57)    (159)
- -------------------------------------------------------------------------------
Balance, end of year                   $  18    $ 152    $ 380   $ 391    $ 212
===============================================================================

(1) Reflects the allowance for credit losses--loans of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses--loans of BTAL on the date of sale.


                               Bankers Trust Corporation and its Subsidiaries 17

- --------------------------------------------------------------------------------

Table 7 Analysis of the Allowances for Credit Losses

- -----------------------------------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                              2000      1999      1998      1997      1996
- -----------------------------------------------------------------------------------------------------------------
Loans
Allowance, beginning of year                                        $ 491     $ 652     $ 699     $ 773     $ 992
- -----------------------------------------------------------------------------------------------------------------
Charge-offs
  Domestic
   Commercial and industrial                                            2        28        24        19        46
   Real estate
     Construction                                                      --        --        --        11         3
     Mortgage                                                           1        --        --         2        18
  International                                                        51        63        83        46        22
- -----------------------------------------------------------------------------------------------------------------
Total charge-offs                                                      54        91       107        78        89
- -----------------------------------------------------------------------------------------------------------------
Recoveries
  Domestic
   Commercial and industrial                                            1        13         5        23        32
   Real estate
     Construction                                                      --        --         1         1        --
     Mortgage                                                          --         2         8        13         7
   Other                                                                8        --        --        --        --
  International                                                         3        12         6         7        26
- -----------------------------------------------------------------------------------------------------------------
Total recoveries                                                       12        27        20        44        65
- -----------------------------------------------------------------------------------------------------------------
Total net charge-offs(1)                                               42        64        87        34        24
Allowance related to acquisition                                       --        --        --        17        --
Provision for credit losses                                           (19)      (58)       40        --         5
Allowance related to BTAL and transferred entities(2)                  (6)      (39)       --        --        --
Reclassification                                                       --        --        --       (57)     (200)
- -----------------------------------------------------------------------------------------------------------------
Allowance, end of year                                              $ 424     $ 491     $ 652     $ 699     $ 773
=================================================================================================================

Percentage of total net charge-offs to average loans for the year    0.19%     0.30%     0.39%     0.19%     0.18%
=================================================================================================================

Other Liabilities
Allowance, beginning of year                                        $  24     $  18     $  13     $  10     $  --
Provision for credit losses                                            (2)        6         5        --        --
Reclassification                                                       --        --        --         3        10
- -----------------------------------------------------------------------------------------------------------------
Allowance, end of year                                              $  22     $  24     $  18     $  13     $  10
=================================================================================================================

(1) Components:
     Secured by real estate                                         $  --     $  (8)    $ (13)    $   5     $  14
     Real estate related                                               --        (4)        8        (2)        3
     Other                                                             42        76        92        31         7
- -----------------------------------------------------------------------------------------------------------------
       Total                                                        $  42     $  64     $  87     $  34     $  24
=================================================================================================================

(2) Reflects the allowance for credit losses--loans of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses--loans of BTAL on the date of sale.


18 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

Loans

The following table summarizes the composition of the loan portfolio at the end of each of the last five years:

(in millions) December 31,          2000      1999      1998      1997      1996
- --------------------------------------------------------------------------------
Domestic
  Commercial and industrial      $ 8,370   $ 8,125   $ 6,448   $ 4,244   $ 3,422
  Financial institutions           1,779     2,788     2,441     2,148     1,631
  Real estate                      1,233     1,471     1,449     2,196     1,695
  Other                            8,621     4,028     3,558     1,427     1,436
- --------------------------------------------------------------------------------
   Total domestic                 20,003    16,412    13,896    10,015     8,184
- --------------------------------------------------------------------------------
International
  Governments and
    official institutions             24       120       190       252       237
  Banks and other
    financial institutions         1,746       690     3,599     3,175     3,482
  Commercial and industrial          544     1,765     3,931     4,931     2,759
  Real estate                          2        31       166       195       130
  Other                              305     1,167     1,813     1,402     1,290
- --------------------------------------------------------------------------------
   Total international             2,621     3,773     9,699     9,955     7,898
- --------------------------------------------------------------------------------
Gross loans                       22,624    20,185    23,595    19,970    16,082
Less: unearned income                184       223       310       165       202
- --------------------------------------------------------------------------------
   Total loans                   $22,440   $19,962   $23,285   $19,805   $15,880
================================================================================

      Total loans increased to $22.4 billion at December 31, 2000 up from $20.0 billion at year-end 1999 and down from $23.3 billion at December 31, 1998. The 2000 increase of $2.4 billion primarily related to the domestic loan portfolio which increased $3.6 billion, or 22 percent, to $20.0 billion at December 31, 2000, offset by a decrease in the international component of the loan portfolio. This domestic increase is primarily due to related party loans to BTH.

      The decline in the international loan portfolio during 2000 and 1999 reflects the de-emphasizing of lending in certain emerging markets and the consolidation of business conducted by both Deutsche Bank and Bankers Trust into Deutsche Bank legal entities. The decline during 1999 also reflects the sale of BTAL as well as the transfer of BTI.

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


                               Bankers Trust Corporation and its Subsidiaries 19

- --------------------------------------------------------------------------------

Nonperforming Assets

Table 8 Nonperforming Assets

- ------------------------------------------------------------------------------------------------------
($ in millions) December 31,                                      2000    1999    1998    1997    1996
- ------------------------------------------------------------------------------------------------------
Cash basis loans
  Domestic
   Commercial and industrial                                      $766    $495    $ 91    $ 49    $117
   Secured by real estate                                           28      67      86      92     233
   Financial institutions                                           20      11      15      --      --
- ------------------------------------------------------------------------------------------------------
    Total domestic                                                 814     573     192     141     350
- ------------------------------------------------------------------------------------------------------
  International
   Commercial and industrial                                        10     132     135      65      57
   Secured by real estate                                            1      10      18      25      39
   Foreign governments                                              --      --      23      --      --
   Other                                                            15      22      24       9       6
- ------------------------------------------------------------------------------------------------------
    Total international                                             26     164     200      99     102
- ------------------------------------------------------------------------------------------------------
Total cash basis loans                                            $840    $737    $392    $240    $452
======================================================================================================
Ratio of cash basis loans to total gross loans                     3.7%    3.7%    1.7%    1.2%    2.8%
======================================================================================================
Ratio of allowance for credit losses--loans to cash basis loans     50%     67%    166%    291%    171%
======================================================================================================
Renegotiated loans
  Secured by real estate                                          $ --    $ --    $ 25    $ 25    $ 37
  Other                                                             --      11       1      --      --
- ------------------------------------------------------------------------------------------------------
Total renegotiated loans                                          $ --    $ 11    $ 26    $ 25    $ 37
======================================================================================================
Other real estate                                                 $109    $ 88    $ 87    $194    $213
======================================================================================================
Other nonperforming assets                                        $ --    $  8    $  8    $  4    $ 10
======================================================================================================

      There were no loans 90 days or more past due with respect to interest or principal for all periods presented.


20 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      The Corporation's credit review procedures are designed to promote early identification of counterparty, country, and industry exposures that require a higher-than normal degree of scrutiny. Each quarter a review is performed by the Asset Quality Review Department and senior credit management of cash basis loans and criticized assets (i.e. those assets internally classified as Special Mention, Substandard and Doubtful). Individual borrower balances are evaluated and a charge-off of amounts deemed uncollectible is recommended. Factors considered in this evaluation include the credit quality of the counterparties, the amount and duration of the exposure, collateral values, the Corporation's ability to reduce exposure in situations of deteriorating creditworthiness and loss probabilities. Once a charge-off is taken, the remaining portion, if any, is immediately placed on a cash basis. If the collection or liquidation in full is questionable, the asset is classified as doubtful and placed on a cash basis. In addition, it is generally the Corporation's policy that loans be immediately placed on a cash basis when they become 90 days past due with respect to interest or principal.

      The Corporation's total cash basis loans amounted to $840 million at December 31, 2000, an increase of $103 million, or 14 percent, from 1999, which had increased $345 million, or 88 percent, from 1998. The 2000 increase was significantly impacted by a rise in domestic commercial and industrial loans. New cash basis loans were related to borrowers in the manufacturing, marketing, distribution and service sectors.

      Cash basis loans increased $103 million during 2000, primarily due to impaired loans which were transferred to cash basis. The specific allowance related to impaired loans amounted to $344 million at December 31, 2000, an increase of $76 million from 1999 which had increased $207 million from 1998.

      An analysis of the changes in the Corporation's total cash basis loans follows:

(in millions)
Year Ended December 31,                2000     1999     1998     1997     1996
- -------------------------------------------------------------------------------
Balance, beginning of year            $ 737    $ 392    $ 240    $ 452    $ 744
Net transfers to cash basis loans       411      622      365      111       96
Net paydowns                           (142)     (91)     (64)    (146)    (241)
Charge-offs                             (54)     (91)    (107)     (78)     (87)
Net transfers to other real estate      (27)     (13)      (2)     (16)     (14)
Loan sales                               (4)     (19)     (24)     (47)     (38)
Transfers to Deutsche Bank*             (46)     (15)      --       --       --
Other                                   (35)     (48)     (16)     (36)      (8)
- -------------------------------------------------------------------------------
Balance, end of year                  $ 840    $ 737    $ 392    $ 240    $ 452
===============================================================================

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

      The following table presents the Corporation's cross-border outstandings at December 31, 2000, 1999 and 1998 for each foreign country where such outstandings exceeded 0.75 percent of the Corporation's total assets. The outstanding balances are presented in accordance with the reporting guidelines adopted by the Federal Financial Institutions Examination Council (FFIEC).


                               Bankers Trust Corporation and its Subsidiaries 21

- --------------------------------------------------------------------------------

Table 9 Cross-Border Outstandings

- ------------------------------------------------------------------------------------------------------------------------------
                                                                        Governments       Banks and
                                                               % of             and           Other     Commercial
                                                Total         Total        Official       Financial            and
($ in millions)                          Outstandings        Assets    Institutions    Institutions     Industrial       Other
- ------------------------------------------------------------------------------------------------------------------------------
At December 31, 2000
  Germany                                     $15,750         25.09%         $  101         $15,169         $  480         $--
  United Kingdom                                1,210          1.93              --             519            691          --
  All other cross-border outstandings           3,402          5.42              44           1,445          1,896          17
- ------------------------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings             $20,362         32.44%         $  145         $17,133         $3,067         $17
==============================================================================================================================
At December 31, 1999
  Germany                                     $ 4,993          7.32%         $    1         $ 4,471         $  521         $--
  International(1)                                516          0.76             516              --             --          --
  Cayman Islands                                  315          0.46              --             271             44          --
  All other cross-border outstandings           4,067          5.97             128           1,885          1,976          78
- ------------------------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings             $ 9,891         14.51%         $  645         $ 6,627         $2,541         $78
==============================================================================================================================
At December 31, 1998
  France                                      $ 5,600          4.21%         $  373         $ 4,639         $  588         $--
  Germany                                       3,651          2.74             162           3,226            263          --
  United Kingdom                                3,093          2.32              47           2,218            824           4
  Japan(2)                                      2,705          2.03           1,122           1,184            399          --
  Australia                                     2,097          1.58             408           1,199            490          --
  Canada                                        1,898          1.43             649             915            331           3
  Switzerland                                   1,839          1.38              --           1,754             85          --
  Netherlands                                   1,778          1.34             106           1,448            224          --
  Italy                                         1,705          1.28             293             917            495          --
  All other cross-border outstandings          12,364          9.29           1,738           6,212          4,412           2
- ------------------------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings             $36,730         27.60%         $4,898         $23,712         $8,111         $ 9
==============================================================================================================================

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


22 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      Governments and official institutions comprise foreign governments and their agencies; state, provincial and local governments and their agencies; and central banks. Banks and other financial institutions are comprised of commercial and savings banks and other similar institutions accepting short-term deposits, including government-owned banks which do not function as central banks, and nonbank credit and financial companies.

      The amounts outstanding for each country listed in Table 9 exclude local country claims. Local country claims, as defined by the FFIEC's reporting guidelines, include claims on residents of the same country in which the booking office is domiciled. Such claims are generally funded with borrowings that represent liabilities of that office or are hedged with foreign exchange and derivative products.

      At December 31, 2000, total cross-border commitments to borrowers or counterparties domiciled in the countries presented in Table 9 were: Germany $120 million and United Kingdom $61 million.

      There were no cash basis loans outstanding for the countries presented in Table 9 as of December 31, 2000 and 1999. The following table details the cash basis loans of the outstandings at December 31, 1998 for those countries presented in Table 9.

                                                                      Cash Basis
(in millions)                                                              Loans
- --------------------------------------------------------------------------------
At December 31, 1998
  United Kingdom                                                             $36
  Canada                                                                      16
  Italy                                                                        3
- --------------------------------------------------------------------------------
Total                                                                        $55
================================================================================

      There were no cross-border renegotiated loans for the years ended December 31, 2000, 1999 and 1998.

Accounting Developments

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions, retained interests in securitizations, and certain collateral received in reverse repurchase agreements and certain collateral pledged for fiscal years ending after December 15, 2000. SFAS 140 carries forward most of the provisions of SFAS 125. New criteria for nonconsolidation of qualifying special purpose entities will apply prospectively effective for the quarter commencing April 1, 2001 and therefore do not impact previously reported transactions. The primary impacts at December 31, 2000 relate to the collateral provisions: SFAS 140 eliminates the prior requirement to record collateral received under certain securities financing transactions and requires separation on the balance sheet of assets pledged under certain conditions. Management believes that the adoption of SFAS 140 will not have a material impact on the Corporation's net income, stockholder's equity or total assets.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by SFAS 138 in June 2000 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. SFAS 137 deferred the effective date of SFAS 133 until January 1, 2001 for calendar year companies.

      The Corporation engages in derivative activities both for trading purposes and for hedging purposes. The adoption of SFAS 133 will not impact those derivatives held for trading purposes, as these derivatives are already reported at fair value with changes in fair value recognized in the income statement. The adoption of SFAS 133 will require that derivatives used for hedging purposes (i.e., end-user derivatives) be accounted for at fair value effective January 1, 2001. SFAS 133 also requires that certain embedded derivatives, which had previously not been recognized separately from their host instruments, be separated and reported on the balance sheet at fair value. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on the Corporation's results of operations or financial position. However, the adoption of SFAS 133 may cause volatility in the Corporation's earnings, comprehensive income and stockholder's equity. The FASB continues to deliberate potential changes to the new rules, the effects of which cannot be presently anticipated.

Recent Developments

On February 1, 2001, Deutsche Bank AG, the ultimate parent of the Corporation, announced that it was reorganizing its client-focused businesses into two groups: the Corporate and Investment Bank Group ("CIB") and the Private Clients and Asset Management Group ("PCAM"). The business segments employed by Deutsche Bank prior to the reorganization will, accordingly, be realigned and included in CIB or PCAM. The Corporation intends to align its business segments in conformity with the reorganization.

      In connection with the reorganization, on February 12, 2001, Deutsche Bank announced that Yves C. de Balmann, Vice Chairman of the Corporation had resigned his position with the Corporation effective March 12, 2001.


                               Bankers Trust Corporation and its Subsidiaries 23

Consolidated Statement of Income (in millions, except per share data)
- --------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                        2000       1999       1998
- ---------------------------------------------------------------------------------------------------------
Net Interest Revenue
   Interest revenue                                                         $ 3,635    $ 4,419    $ 8,291
   Interest expense                                                           2,988      3,612      6,919
- ---------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                            647        807      1,372
Provision for credit losses--loans                                              (19)       (58)        40
- ---------------------------------------------------------------------------------------------------------
Net Interest Revenue after Provision for Credit Losses--Loans                   666        865      1,332
- ---------------------------------------------------------------------------------------------------------
Noninterest Revenue
   Trading                                                                      136         42       (184)
   Fiduciary and funds management                                               798      1,017      1,108
   Corporate finance fees                                                       142        542      1,255
   Other fees and commissions                                                   306        538        817
   Securities available for sale gains (losses)                                  45        (89)       (56)
   Insurance premiums                                                            --         86        256
   Other                                                                        759      1,364        561
- ---------------------------------------------------------------------------------------------------------
Total noninterest revenue                                                     2,186      3,500      3,757
- ---------------------------------------------------------------------------------------------------------
Noninterest Expenses
   Salaries and commissions                                                     459      1,039      1,421
   Incentive compensation and employee benefits                                 415      1,088      1,530
   Change in control related incentive compensation and employee benefits        --      1,101         --
   Agency and other professional service fees                                   220        430        501
   Communication and data services                                               84        206        252
   Occupancy, net                                                               106        198        218
   Furniture and equipment                                                      136        221        252
   Travel and entertainment                                                      45        114        171
   Provision for policyholder benefits                                           --        114        322
   Other                                                                        535        636        499
   Restructuring and other related activities                                   (48)       633         --
- ---------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                    1,952      5,780      5,166
- ---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                               900     (1,415)       (77)
Income taxes (benefit)                                                          388        188         (4)
- ---------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                           $   512    $(1,603)   $   (73)
=========================================================================================================

Net Income (Loss) Applicable to Common Stock**                                    *          *    $  (105)
=========================================================================================================

Earnings (Loss) per Common Share:
   Basic                                                                          *          *    $ (1.05)
=========================================================================================================

   Diluted                                                                        *          *    $ (1.05)
=========================================================================================================

Cash dividends declared per common share                                          *    $ 1.00*    $  4.00
=========================================================================================================

*     Amounts for net income (loss) applicable to common stock and earnings
      (loss) per common share are not meaningful due to Deutsche Bank AG acquiring all of the outstanding shares of common stock of Bankers Trust Corporation on June 4, 1999. There were no cash dividends declared subsequent to June 4, 1999.

** Amount shown is used to calculate basic earnings per common share for the year ended December 31, 1998.

The accompanying notes are an integral part of the financial statements.


24 Bankers Trust Corporation and its Subsidiaries

Consolidated Statement of Comprehensive Income (in millions)
- --------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                              2000       1999       1998
- -------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                 $   512    $(1,603)   $   (73)
- -------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments:
     Unrealized foreign currency translation losses arising during the year, net of tax*              (94)       (17)       (36)
     Reclassification adjustment for realized foreign currency translation losses, net of tax**        24        369         --
   Unrealized gains (losses) on securities available for sale:
     Unrealized holding gains (losses) arising during the year, net of tax***                          10         (1)       (90)
     Reclassification adjustment for realized (gains) losses, net of tax****                          (26)        82         57
- -------------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                                               (86)       433        (69)
- -------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                                                       $   426    $(1,170)   $  (142)
===============================================================================================================================

* Amounts are net of income tax benefits of $53 million, $13 million and $10 million for the years ended December 31, 2000, 1999 and 1998, respectively.

** Realized foreign currency translation losses result from the transfer of certain foreign subsidiaries to Deutsche Bank in 2000 and 1999 and the sale of BTAL in 1999. Amounts are net of income tax benefits of $9 million and $54 million for the years ended December 31, 2000 and 1999, respectively.

*** Amounts are net of income tax expense (benefit) of $17 million, $21 million and $(12) million for the years ended December 31, 2000, 1999 and 1998, respectively.

**** Amounts are net of income tax expense (benefit) of $19 million, $(7) million and $1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The accompanying notes are an integral part of the financial statements.


                               Bankers Trust Corporation and its Subsidiaries 25

Consolidated Balance Sheet ($ in millions, except par value)
- --------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------
December 31,                                                                               2000        1999
- -----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                                $  1,921    $  3,212
Interest-bearing deposits with banks                                                      8,905       4,693
Federal funds sold                                                                           --       2,472
Securities purchased under resale agreements                                              8,310       6,764
Trading assets:
   Government securities                                                                    135       2,296
   Corporate debt securities                                                                556       1,367
   Equity securities                                                                      9,255       7,144
   Swaps, options and other derivatives                                                   1,995       4,807
   Other trading assets                                                                   1,449       3,403
- -----------------------------------------------------------------------------------------------------------
Total trading assets                                                                     13,390      19,017
Securities available for sale                                                               252       3,252
Loans, net                                                                               22,016      19,471
Customer receivables                                                                        308         306
Due from customers on acceptances                                                           254         262
Accounts receivable and accrued interest                                                  2,954       2,307
Other assets                                                                              4,453       6,401
- -----------------------------------------------------------------------------------------------------------
Total                                                                                  $ 62,763    $ 68,157
===========================================================================================================
Liabilities
Noninterest-bearing deposits
   Domestic offices                                                                    $  3,263    $  2,690
   Foreign offices                                                                          968       2,299
Interest-bearing deposits
   Domestic offices                                                                       8,649      12,118
   Foreign offices                                                                        2,874       6,362
- -----------------------------------------------------------------------------------------------------------
Total deposits                                                                           15,754      23,469
Trading liabilities:
   Securities sold, not yet purchased
     Government securities                                                                   56          53
     Equity securities                                                                       --          21
   Swaps, options and other derivatives                                                   1,892       5,183
   Other trading liabilities                                                              1,133           9
- -----------------------------------------------------------------------------------------------------------
Total trading liabilities                                                                 3,081       5,266
Securities loaned and securities sold
   under repurchase agreements                                                              109          56
Other short-term borrowings                                                              18,498      11,540
Acceptances outstanding                                                                     254         266
Accounts payable and accrued expenses                                                     2,603       3,314
Other liabilities                                                                         5,432       3,462
Long-term debt not included in risk-based capital                                         9,270      12,582
Long-term debt included in risk-based capital                                             2,073       2,424
Mandatorily redeemable capital securities of subsidiary trusts holding solely junior
   subordinated deferrable interest debentures included in risk-based capital             1,307       1,428
- -----------------------------------------------------------------------------------------------------------
Total liabilities                                                                        58,381      63,807
===========================================================================================================
Commitments and contingent liabilities (Notes 7, 23 and 29)
Stockholders' Equity
Preferred stock                                                                              --         376
Common stock, $1 par value
   Authorized: 200 shares; Issued: 1 share                                                   --          --
Capital surplus                                                                           2,319       2,318
Retained earnings                                                                         2,179       1,686
Accumulated other comprehensive income:
   Net unrealized gains on securities available for sale, net of taxes                       --          16
   Foreign currency translation, net of taxes                                              (116)        (46)
- -----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                4,382       4,350
- -----------------------------------------------------------------------------------------------------------
Total                                                                                  $ 62,763    $ 68,157
===========================================================================================================

The accompanying notes are an integral part of the financial statements.


26 Bankers Trust Corporation and its Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (in millions)
- --------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------
Year Ended December 31,                                        2000       1999       1998
- -----------------------------------------------------------------------------------------
Preferred Stock
Balance, beginning of year                                  $   376    $   394    $   658
Preferred stock repurchased                                     (12)       (18)       (16)
Preferred stock redeemed                                       (364)        --       (248)
- -----------------------------------------------------------------------------------------
Balance, end of year                                             --        376        394
- -----------------------------------------------------------------------------------------
Common Stock
Balance, beginning of year                                       --*       105        105
Retirement of common stock                                       --       (105)        --
- -----------------------------------------------------------------------------------------
Balance, end of year                                             --*        --*       105
- -----------------------------------------------------------------------------------------
Capital Surplus
Balance, beginning of year                                    2,318      1,613      1,563
Preferred stock repurchased                                       1         --         --
Common stock distributed under employee benefit plans            --          4         50
Capital transactions related to change in control                --       (699)        --
Capital contribution from parent                                 --      1,400         --
- -----------------------------------------------------------------------------------------
Balance, end of year                                          2,319      2,318      1,613
- -----------------------------------------------------------------------------------------
Retained Earnings
Balance, beginning of year                                    1,686      3,504      4,202
Net income (loss)                                               512     (1,603)       (73)
Cash dividends declared
   Preferred stock                                              (19)       (22)       (35)
   Common stock                                                  --        (98)      (384)
Treasury stock distributed under employee benefit plans          --        (95)      (206)
- -----------------------------------------------------------------------------------------
Balance, end of year                                          2,179      1,686      3,504
- -----------------------------------------------------------------------------------------
Common Stock in Treasury, at cost
Balance, beginning of year                                       --     (1,056)      (889)
Purchases of stock                                               --        (71)      (618)
Treasury stock distributed under employee benefit plans          --        322        451
Capital transactions related to change in control                --        805         --
- -----------------------------------------------------------------------------------------
Balance, end of year                                             --         --     (1,056)
- -----------------------------------------------------------------------------------------
Common Stock Issuable--Stock Awards
Balance, beginning of year                                       --        817        901
Deferred stock awards granted, net                               --        557         54
Deferred stock distributed                                       --       (216)      (138)
Capital transactions related to change in control                --     (1,158)        --
- -----------------------------------------------------------------------------------------
Balance, end of year                                             --         --        817
- -----------------------------------------------------------------------------------------
Deferred Compensation--Stock Awards
Balance, beginning of year                                       --       (218)      (438)
Deferred stock awards granted, net                               --       (556)       (55)
Amortization of deferred compensation, net                       --        749        275
Other                                                            --         25         --
- -----------------------------------------------------------------------------------------
Balance, end of year                                             --         --       (218)
- -----------------------------------------------------------------------------------------
Cumulative Translation Adjustments
Balance, beginning of year                                      (46)      (398)      (362)
Translation adjustments/entity transfers and sales             (114)       393        (46)
Income taxes                                                     44        (41)        10
- -----------------------------------------------------------------------------------------
Balance, end of year                                           (116)       (46)      (398)
- -----------------------------------------------------------------------------------------
Securities Valuation Allowance
Balance, beginning of year                                       16        (65)       (32)
Change in unrealized net gains (losses), after applicable
   income taxes and minority interest                           (16)        81        (33)
- -----------------------------------------------------------------------------------------
Balance, end of year                                             --         16        (65)
- -----------------------------------------------------------------------------------------
Total stockholders' equity, end of year                     $ 4,382    $ 4,350    $ 4,696
=========================================================================================

*1 share, $1 par value.

The accompanying notes are an integral part of the financial statements.


                               Bankers Trust Corporation and its Subsidiaries 27

Consolidated Statement of Cash Flows (in millions)
- --------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                                2000        1999        1998
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                                                                   $   512    $ (1,603)   $    (73)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Provision for credit losses--loans                                                                   (19)        (58)         40
   Provision for credit losses--other                                                                    (2)          6           5
   Provision for policyholder benefits                                                                   --         114         322
   Restructuring and other related activities                                                           (48)        633          --
   Deferred income taxes, net                                                                           (27)       (395)       (276)
   Depreciation and other amortization and accretion                                                     42         879         379
   Other, net                                                                                            (1)        153          13
   Gain on transfer of BT Holdings (New York), Inc.                                                    (561)         --          --
   Gain on sale of Bankers Trust Australia Limited                                                       --        (779)         --
- -----------------------------------------------------------------------------------------------------------------------------------
     Earnings adjusted for noncash charges, credits and other items                                    (104)     (1,050)        410
Net change in:
   Trading assets                                                                                    (1,932)    (14,995)      8,554
   Trading liabilities                                                                               (1,124)     20,602         245
   Receivables and payables from securities transactions                                                408         875        (528)
   Customer receivables                                                                                  (2)     (1,110)         23
   Other operating assets and liabilities, net                                                         (547)         42      (1,724)
Securities available for sale losses (gains)                                                            (45)         89          56
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                                  (3,346)      4,453       7,036
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Net change in:
   Interest-bearing deposits with banks                                                              (4,093)     (3,764)      1,886
   Federal funds sold                                                                                 2,472         (39)     (1,102)
   Securities purchased under resale agreements                                                      (1,546)     (4,268)      2,110
   Securities borrowed                                                                                   --      (8,716)      2,042
   Loans                                                                                              4,756          89      (1,906)
Securities available for sale:
   Purchases                                                                                           (263)     (6,190)    (22,041)
   Maturities and other redemptions                                                                   2,250       1,024       2,794
   Sales and other transfers to affiliates                                                              596       8,412      15,102
Acquisitions of premises and equipment                                                                 (165)       (102)       (447)
Other, net                                                                                               19        (501)      1,183
Proceeds from transfer of legal entities                                                                 71       3,062          --
Proceeds from sale of Bankers Trust Australia Limited                                                    --       1,313          --
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                                   4,097      (9,680)       (379)
- -----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net change in:
   Deposits                                                                                          (8,064)     (6,284)     (5,474)
   Securities loaned and securities sold under repurchase agreements                                     53      12,465        (277)
   Other short-term borrowings                                                                        5,904      (1,886)     (2,879)
Issuances of long-term debt                                                                           2,692       4,966       7,746
Repayments of long-term debt*                                                                        (2,187)     (4,791)     (3,973)
Issuance of preferred stock of subsidiary                                                                --          --         304
Redemptions of preferred stock of subsidiary                                                             --          --        (304)
Redemptions and repurchases of preferred stock                                                         (375)        (18)       (264)
Purchases of treasury stock                                                                              --         (71)       (618)
Cash dividends paid                                                                                     (19)       (216)       (421)
Capital contribution from parent                                                                         --       1,400          --
Other, net                                                                                              (29)         18         128
- -----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                                  (2,025)      5,583      (6,032)
- -----------------------------------------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                                             (17)         19          24
- -----------------------------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Due from Banks                                                   (1,291)        375         649
Cash and due from banks, beginning of year                                                            3,212       2,837       2,188
- -----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of year                                                                $ 1,921    $  3,212    $  2,837
===================================================================================================================================
Interest paid                                                                                       $ 4,319    $  4,730    $  6,868
===================================================================================================================================
Income taxes paid, net                                                                              $     7    $     39    $     76
===================================================================================================================================
Noncash investing activities:
   Transfer of legal entity in exchange for shares in affiliate                                     $ 1,122    $    852    $     --
   Conversions of loans to other real estate                                                             28          21           6
   Exchanges of Chilean government bonds for annuity contracts                                           --           9           9
- -----------------------------------------------------------------------------------------------------------------------------------
Total noncash investing activities                                                                  $ 1,150    $    882    $     15
===================================================================================================================================
Noncash financing activity: conversion of debt to equity                                            $    --    $     --    $     15
===================================================================================================================================

* Includes $129 million, $0 and $57 million for the years ended December 31, 2000, December 31, 1999 and December 31, 1998, respectively, related to mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based capital.

The accompanying notes are an integral part of the financial statements.


28 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

Note 1--Acquisition by Deutsche Bank AG

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

      In conjunction with the Acquisition, during the second quarter of 1999 Bankers Trust Corporation, together with its subsidiaries (the "Corporation" or the "Firm") incurred pre-tax charges of approximately $1.1 billion in COC-related costs, principally due to the aforementioned vesting of all employee deferred compensation amounts and related pro-rata bonus awards as well as a pre-tax restructuring charge of $459 million. Also, in connection with the Acquisition, the Corporation incurred other charges reflecting a change in management's intention regarding certain assets as a result of integrating the Corporation into Deutsche Bank, a change in certain pricing methodologies in order to conform to those of Deutsche Bank, and the transfer of certain available for sale securities to Deutsche Bank related entities based on changes in management responsibility. These one-time charges are included in Deutsche Bank's consolidated financial statements as of June 30, 1999 as part of the goodwill associated with the Acquisition. The goodwill is being amortized over 15 years.

      Prior to the Acquisition, the Corporation was a global financial institution, providing products and services to its clients worldwide. Subsequent to the Acquisition and associated reorganization activities, the Corporation and its subsidiaries conduct their business primarily in the Americas, focusing their activities principally in the asset management, lending, institutional services and private banking businesses. The Corporation anticipates further reorganizations of its business as a result of the reorganization of Deutsche Bank.

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

      On September 29, 2000, Bankers Trust transferred its wholly-owned subsidiary BT Holdings (New York), Inc. ("BTH") to DBUSH and Taunus. The transfer of BTH to DBUSH took the form of an exchange of stock pursuant to which BTH became a wholly-owned subsidiary of DBUSH. The Corporation received shares of DBUSH equal to the fair market value of BTH's net assets, substantially all of which were financial assets, on the date of transfer. The Corporation recognized a pre-tax gain of approximately $561 million for the year ended December 31, 2000.

      As a result of the transfer of BTH to DBUSH, certain equity positions of subsidiaries of the Corporation that were issued to subsidiaries of BTH amounting to approximately $1.5 billion, previously eliminated in the consolidation process, are now classified in other liabilities as minority interest, including $500 million of preferred stock of subsidiary. These amounts are included in the related party balances in Note 28.

      In connection with the Acquisition, and in addition to the foregoing transactions, the Corporation has transferred and will continue to transfer certain entities/businesses and financial assets and liabilities to Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer.

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


                               Bankers Trust Corporation and its Subsidiaries 29

- --------------------------------------------------------------------------------

Note 2--Significant Accounting Policies

The accounting policies of the Corporation conform with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from management's estimates. The following is a description of the significant accounting policies of the Corporation.

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

      Generally, the party disbursing the cash takes possession of the securities serving as collateral for the financing. Securities purchased under resale agreements consist primarily of U.S. government and federal agency securities.

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

      Securities provided as collateral under repurchase agreements in which the counterparty has the right by contract or custom to sell or repledge the collateral are disclosed separately on the statement of condition from securities not so encumbered, where material, in accordance with SFAS 140.

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

      Securities available for sale are carried at fair value with the changes in fair value, net of applicable deferred income taxes, reported in other comprehensive income. The amortization of premiums and accretion of discounts are recorded in interest revenue, and realized gains and losses are recorded in noninterest revenue. The specific identification method is used to determine the cost of securities sold.

      Fair value is generally based on quoted market prices, price quotes from brokers or dealers or discounted expected cash flows. Declines in fair value of securities available for sale below their amortized cost that are deemed to be other than temporary are reflected in the Consolidated Statement of Income as realized losses.

Derivatives

The Corporation enters into swaps, futures contracts, forward commitments, options and other similar types of contracts and commitments based on interest and foreign exchange rates, and equity and commodity prices, for trading purposes. Such positions are carried at their fair values as either trading assets or trading liabilities. Fair values for derivatives are based on quoted market prices or pricing models which take into account current market and contractual prices of the underlying instruments as well as time value and yield curve or volatility factors underlying the positions. Fair values also take into account expected market risks, modeling risks, administrative costs and credit considerations. Unrealized gains and losses are reported as assets and liabilities, respectively, and those arising from contracts covered by qualifying master netting agreements are reported on a net basis. Gains and losses resulting from trading positions are included in trading revenue.

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


30 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

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

      To allow management to determine the appropriate level of the allowance for credit losses-loans, all significant counterparty relationships are reviewed periodically, as are loans under special supervision, such as criticized, cash basis and renegotiated loans. This management process results in three components of the overall allowance for credit losses-loans: a specific allowance component, a country risk component and an expected loss component. The specific allowance component is the amount required for impaired loans as calculated under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The country risk component is the amount provided for exposures in countries experiencing financial stress, excluding those exposures already identified and evaluated as impaired loans. The expected loss component is an estimate of the remaining probable losses inherent in the loan portfolio. This component is determined by using a statistical model that utilizes a loan-type, risk-rated stratified approach. Loss factors are derived by analyzing historical charge-offs and recent economic events and applied to categories of loans by type and risk rating.

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


                               Bankers Trust Corporation and its Subsidiaries 31

- --------------------------------------------------------------------------------

Stock-Based Compensation

Prior to the Acquisition in 1999, the Corporation accounted for its stock option awards under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Corporation made pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting had been applied under SFAS No. 123, "Accounting for Stock-Based Compensation." On the COC date, all outstanding stock options were settled in cash equaling a price of $93.00 per option less the exercise price.

      Prior to the Acquisition, the Corporation also recorded its obligations under outstanding deferred stock awards in stockholders' equity as common stock issuable-stock awards. The related deferred compensation was also included in stockholders' equity. These classifications were based upon the Corporation's intent to settle these awards with its common stock. On the COC date, all outstanding awards were settled in cash.

Comprehensive Income

Comprehensive income is defined as the change in equity of an entity excluding such transactions with stockholders as the issuance of common or preferred stock, payment of dividends, and purchase of treasury shares. Comprehensive income has two major components: net income, as reported in the "Consolidated Statement of Income," and other comprehensive income as reported in the "Consolidated Statement of Comprehensive Income." Other comprehensive income includes such items as unrealized gains and losses, net of applicable deferred income taxes, on securities available for sale and foreign currency translation adjustments. Comprehensive income does not include changes in the fair value of non-marketable securities, traditional credit products, and other assets generally carried at cost.

Statement of Cash Flows

For purposes of the consolidated statement of cash flows, the Corporation's cash and cash equivalents are cash and due from banks. Net cash flows from instruments such as futures, forwards, options and swaps used to hedge assets or liabilities are classified as cash flows from operating activities.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current presentation.

Note 3--Trading Assets and Trading Liabilities

      The components of these accounts, which are carried at fair value, were as follows:

(in millions) December 31,                                       2000       1999
- --------------------------------------------------------------------------------
Trading assets
U.S. government and agency securities                         $    --    $ 2,101
Obligations of U.S. states and political subdivisions              79         81
Foreign government securities                                      56        114
Corporate debt securities                                         556      1,367
Equity securities                                               9,255      7,144
Swaps, options and other derivative contracts(1)                1,995      4,807
Bankers acceptances and certificates of deposit                    14         53
Other                                                           1,435      3,350
- --------------------------------------------------------------------------------
Total trading assets                                          $13,390    $19,017
================================================================================
Trading liabilities
Securities sold, not yet purchased
  U.S. government and agency securities                       $    56    $    53
  Equity securities                                                --         21
Swaps, options and other derivative contracts(1)                1,892      5,183
Other                                                           1,133          9
- --------------------------------------------------------------------------------
Total trading liabilities                                     $ 3,081    $ 5,266
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

      Following are certain disclosures as required by SFAS 140. At December 31, 2000, the Corporation has accepted collateral in the form of securities with a fair value of approximately $9.1 billion arising from securities purchased under resale agreements and receivables under derivatives contracts which allow the Corporation to sell or re-pledge the collateral. Of this amount, $255 million has been re-pledged as collateral for payables under derivatives contracts and to cover short sales.

Note 4--Securities Available for Sale

The fair value, amortized cost, and gross unrealized holding gains and losses for the Corporation's securities available for sale follow:

(in millions) December 31,                           2000                                        1999
- ------------------------------------------------------------------------------------------------------------------------
                                                     Gross                                       Gross
                                               Unrealized Holding                         Unrealized Holding
                                         Fair  ------------------  Amortized       Fair   ------------------   Amortized
                                        Value  Gains     (Losses)       Cost      Value   Gains      (Losses)       Cost
- ------------------------------------------------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies           $112    $--         $(1)       $113     $  348     $--         $ (9)     $  357
  States of the U.S. and
    political subdivisions                 16     --          --          16         16      --           --          16
  Asset-backed                              1     --          --           1          5      --           --           5
  Certificates of deposit                  --     --          --          --         --      --           --          --
  Foreign governments                       4      1          --           3        480      --           --         480
  Corporate debt                           25      1          (1)         25      2,226      --           (1)      2,227
  Mortgage-backed                          80      2          --          78         94      --           (2)         96
Equity securities                          14      1          (1)         14         83      45           (8)         46
- ------------------------------------------------------------------------------------------------------------------------
Total securities available for sale      $252    $ 5         $(3)       $250     $3,252     $45         $(20)     $3,227
========================================================================================================================

(in millions) December 31,                               1998
- -----------------------------------------------------------------------------------
                                                         Gross
                                                    Unrealized Holding
                                           Fair     ------------------    Amortized
                                          Value    Gains       (Losses)        Cost
- -----------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies          $ 1,431     $ 14         $ (11)     $ 1,428
  States of the U.S. and
    political subdivisions                1,770       91           (72)       1,751
  Asset-backed                              107        8            (1)         100
  Certificates of deposit                   108        1            --          107
  Foreign governments                     3,182       23          (114)       3,273
  Corporate debt                          2,431        6           (81)       2,506
  Mortgage-backed                         3,125       52           (69)       3,142
Equity securities                           594       69           (71)         596
- -----------------------------------------------------------------------------------
Total securities available for sale     $12,748     $264         $(419)     $12,903
===================================================================================


32 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      There were no securities of any individual issuer included in securities available for sale that exceeded 10 percent of the Corporation's total stockholder's equity at December 31, 2000.

      The components of securities available for sale gains (losses) as reported in the consolidated statement of income follow:

(in millions) Year Ended December 31,                    2000     1999     1998
- -------------------------------------------------------------------------------
Debt securities--gross realized gains                    $  3    $  81    $ 163
Debt securities--gross realized losses                     (4)    (234)    (248)
Equity securities--net realized gains                      46       64       29
- -------------------------------------------------------------------------------
Total securities available for sale gains (losses)       $ 45    $ (89)   $ (56)
===============================================================================

      The following table shows the fair value, remaining maturities, approximate weighted-average yields (based on amortized cost) and total amortized cost by maturity distribution of the debt components of the Corporation's securities available for sale at December 31, 2000.

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                      Maturity Distribution
                                 --------------------------------------------------------------------------------------------------
                                                         After One            After Five
                                       Within            But Within           But Within            After
                                      One Year           Five Years            Ten Years          Ten Years              Total
- -----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                  Amount     Yield     Amount     Yield     Amount     Yield    Amount     Yield    Amount     Yield
- -----------------------------------------------------------------------------------------------------------------------------------
U.S. government and agencies      $ 111      7.15%     $   1      6.32%     $  --        --%    $  --        --%    $ 112      7.14%
States of the U.S. and political
  subdivisions                        8      6.66          6      5.83         --        --         2      5.31        16      6.17
Asset-backed securities              --        --          1      9.02         --        --        --        --         1      9.02
Foreign government securities        --        --          4      2.31         --        --        --        --         4      2.31
Corporate debt securities            --        --         --        --         --        --        25      5.04        25      5.04
Mortgage-backed securities           --        --         23     13.24         --        --        57      9.60        80     10.67
- -----------------------------------------------------------------------------------------------------------------------------------
Total fair value                  $ 119                $  35                $  --               $  84               $ 238
=======================================                =====                =====               =====               =====
Total amortized cost              $ 119                $  34                $  --               $  83               $ 236
=======================================                =====                =====               =====               =====

Note 5--Loans

The following table summarizes the composition of loans at the end of each of the last five years:

- ---------------------------------------------------------------------------------------------------------------
($ in millions) December 31,        2000             1999             1998             1997             1996
- ---------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial   $ 8,370    37%   $ 8,125    40%   $ 6,448    27%   $ 4,244    21%   $ 3,422    21%
  Financial institutions        1,779     8      2,788    14      2,441    10      2,148    11      1,631    10
  Real estate
     Construction                  95     1        128     1        134     1        108     1        133     1
     Mortgage                   1,138     5      1,343     6      1,315     6      2,088    10      1,562    10
  Other                         8,621    38      4,028    20      3,558    15      1,427     7      1,436     9
- ---------------------------------------------------------------------------------------------------------------
Total domestic                 20,003    89     16,412    81     13,896    59     10,015    50      8,184    51
- ---------------------------------------------------------------------------------------------------------------
International
  Governments and official
     institutions                  24    --        120     1        190     1        252     1        237     1
  Banks and other financial
     institutions               1,746     8        690     3      3,599    15      3,175    16      3,482    22
  Commercial and industrial       544     2      1,765     9      3,931    17      4,931    25      2,759    17
  Real estate
     Construction                  --    --         --    --         71    --         --    --         --    --
     Mortgage                       2    --         31    --         95    --        195     1        130     1
  Other                           305     1      1,167     6      1,813     8      1,402     7      1,290     8
- ---------------------------------------------------------------------------------------------------------------
Total international             2,621    11      3,773    19      9,699    41      9,955    50      7,898    49
- ---------------------------------------------------------------------------------------------------------------
Gross loans                    22,624   100%    20,185   100%    23,595   100%    19,970   100%    16,082   100%
                                        ===              ===              ===              ===              ===
Less: unearned income             184              223              310              165              202
- -------------------------------------          -------          -------          -------          -------
Total loans                   $22,440          $19,962          $23,285          $19,805          $15,880
=====================================          =======          =======          =======          =======

      On a global basis, the commercial and industrial category and the "other" category included no single industry group with aggregate borrowings from the Corporation in excess of 10 percent of the total loan portfolio at December 31, 2000.


                               Bankers Trust Corporation and its Subsidiaries 33

- --------------------------------------------------------------------------------

      Certain contractual maturity information for the Corporation's loans at December 31, 2000, excluding 1-4 family mortgages, installment loans and lease financing is summarized below. Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                    Remaining Maturity
- --------------------------------------------------------------------------------
                                          Within    After One    After
                                             One   But Within     Five
(in millions)                               Year   Five Years    Years     Total
- --------------------------------------------------------------------------------
Domestic
  Commercial and industrial              $ 1,388       $4,586   $2,396   $ 8,370
  Financial institutions                   1,499          212       68     1,779
  Real estate
    Construction                              19           76       --        95
    Mortgage                                 560          250       47       857
  Other                                    5,880        1,414      172     7,466
- --------------------------------------------------------------------------------
Total domestic                             9,346        6,538    2,683    18,567
International                              1,732          744       81     2,557
- --------------------------------------------------------------------------------
Total                                    $11,078       $7,282   $2,764   $21,124
================================================================================
Loans due after one year
  With predetermined interest rates                    $  280   $  151
======================================================================
  With floating or adjustable
    interest rates                                     $7,002   $2,613
======================================================================

      In prior periods, the Corporation has sold commercial real estate mortgage loans in securitization transactions. The investors and the securitization trusts have no recourse to the Corporation's other assets for failure of debtors to pay when due. The Corporation has retained interests in these securitizations that, in some instances, are subordinate to investors' interests. The value of all of the interests retained are subject to credit, prepayment and interest rate risks on the transferred loans. Such assets are carried at fair value, with security interests in securities available for sale and servicing rights in other assets. The Corporation estimates fair value based upon the present value of future expected cash flows, using management's best estimates of such key assumptions as--credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

      As required by SFAS 140, following are certain disclosures relating to retained interests from such securitizations.

      At December 31, 2000, the fair value of the Corporation's retained interests totaled $65.7 million, based upon an assumed weighted-average life of
1.23 years (which reflects estimated prepayments) and utilizing a residual cash flows discount rate of 14.22%. The weighted-average actual and projected credit losses, at December 31, 2000, were zero percent. The sensitivity of the current fair value of these retained interests to immediate 10 percent and 20 percent adverse changes in the following assumptions are: residual cash flows discount rate--$1.1 million and $2.1 million; and expected credit losses--$2.7 million and $3.9 million, respectively.

      At December 31, 2000, the total principal amount outstanding of commercial real estate mortgage loans managed or securitized totaled $294 million; of which, none are 90 days or more past due and none are held in portfolio.

Cash Basis Loans and Renegotiated Loans

The Corporation's cash basis loans and renegotiated loans are summarized as follows:

(in millions) December 31,                        2000         1999         1998
- --------------------------------------------------------------------------------
Cash basis loans
  Domestic                                        $814         $573         $192
  International                                     26          164          200
- --------------------------------------------------------------------------------
Total cash basis loans                            $840         $737         $392
================================================================================
Renegotiated loans
  Domestic                                        $ --         $ 11         $ 25
  International                                     --           --            1
- --------------------------------------------------------------------------------
Total renegotiated loans                          $ --         $ 11         $ 26
================================================================================

      At December 31, 2000 and 1999, borrowers on a cash basis or renegotiated status had undrawn commitments with the Corporation of $100 million and $38 million, respectively. Such 2000 amounts, if drawn, will be classified as cash basis or renegotiated loans.

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

(in millions) Year Ended December 31,                     2000     1999     1998
- --------------------------------------------------------------------------------
Domestic loans
  Gross amount of interest that would
     have been recorded at original rate                   $80      $27      $16
  Less, interest, net of reversals,
     recognized in interest revenue                         51       18        8
- --------------------------------------------------------------------------------
Reduction of interest revenue                               29        9        8
- --------------------------------------------------------------------------------
International loans
  Gross amount of interest that would
     have been recorded at original rate                    --        3       16
  Less, interest, net of reversals,
     recognized in interest revenue                         --        1       11
- --------------------------------------------------------------------------------
Reduction of interest revenue                               --        2        5
- --------------------------------------------------------------------------------
Total reduction of interest revenue                        $29      $11      $13
================================================================================

      At December 31, 2000 and 1999, the recorded investment in loans that was considered to be impaired under SFAS 114 was $858 million and $889 million, respectively. Included in these amounts were $725 million and $718 million of loans that required a valuation allowance of $344 million and $268 million at those same dates, respectively. The average recorded investment in impaired loans during the years ended December 31, 2000 and December 31, 1999 was approximately $805 million and $502 million, respectively. For the years ended December 31, 2000, 1999 and 1998, the Corporation recognized interest income on impaired loans of $40 million, $12 million and $19 million, respectively.


34 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

Note 6--Allowances for Credit Losses

An analysis of the changes in the Corporation's allowances for credit losses follows:

(in millions) Year Ended December 31,                2000        1999       1998
- --------------------------------------------------------------------------------
Loans
Balance, beginning of year                          $ 491       $ 652       $699
Provision for credit losses                           (19)        (58)        40
Allowance related to BTAL and
  transferred entities*                                (6)        (39)        --
Net charge-offs
  Charge-offs                                          54          91        107
  Recoveries                                           12          27         20
- --------------------------------------------------------------------------------
Total net charge-offs                                  42          64         87
- --------------------------------------------------------------------------------
Balance, end of year                                $ 424       $ 491       $652
================================================================================

Other liabilities
Balance, beginning of year                          $  24       $  18       $ 13
Provision for credit losses                            (2)          6          5
- --------------------------------------------------------------------------------
Balance, end of year                                $  22       $  24       $ 18
================================================================================

* Reflects the allowance for credit losses--loans of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses--loans of BTAL on the date of sale.

Note 7--Premises and Equipment; Leases

An analysis of premises and equipment follows:

(in millions) December 31,                                      2000        1999
- --------------------------------------------------------------------------------
Land                                                          $   68      $   71
Buildings                                                        258         265
Leasehold improvements                                           321         330
Furniture and equipment                                          843         816
Construction-in-progress                                          41          21
- --------------------------------------------------------------------------------
Total                                                          1,531       1,503
Less accumulated depreciation and amortization                   907         842
- --------------------------------------------------------------------------------
Net book value                                                $  624      $  661
================================================================================

      The Corporation is a lessee under lease agreements covering real property and equipment. The future minimum lease payments required under the Corporation's noncancelable operating leases at the end of 2000 were as follows:

(in millions) Year Ended December 31,
- --------------------------------------------------------------------------------
2001                                                                        $ 44
2002                                                                          45
2003                                                                          44
2004                                                                          46
2005                                                                          35
2006 and later                                                               212
- --------------------------------------------------------------------------------
Total minimum lease payments                                                 426
Less minimum noncancelable sublease rentals                                    4
- --------------------------------------------------------------------------------
Net minimum lease payments                                                  $422
================================================================================

      The following shows the net rental expense for all operating leases:

(in millions) Year Ended December 31,                   2000      1999      1998
- --------------------------------------------------------------------------------
Gross rental expense                                     $65      $124      $131
Less sublease rental income                               17         6         4
- --------------------------------------------------------------------------------
Net rental expense                                       $48      $118      $127
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

      The details of these borrowings for the years 2000, 1999 and 1998 are presented below:

($ in millions)                                      2000       1999       1998
- -------------------------------------------------------------------------------
Securities loaned and securities sold
  under repurchase agreements
Balance at year end                               $   109    $    56    $17,420
Average amount outstanding                             66      8,261     28,732
Maximum amount outstanding at
  any month end                                       109     23,383     37,140
Average interest rate for the year                   9.09%      6.52%      6.60%
Average interest rate on year-end balance            8.74%      6.89%      5.06%
Federal funds purchased
Balance at year end                               $ 5,971    $ 5,270    $ 3,686
Average amount outstanding                          3,984      3,226      3,840
Maximum amount outstanding at
  any month end                                     7,066      5,968     10,036
Average interest rate for the year                   5.16%      4.48%      4.83%
Average interest rate on year-end balance            5.56%      3.45%      3.90%
Commercial paper
Balance at year end                               $    --    $    --    $ 5,110
Average amount outstanding                             --      3,615      9,708
Maximum amount outstanding at
  any month end                                        --      9,458     15,293
Average interest rate for the year                     --%      6.98%      5.98%
Average interest rate on year-end balance              --%        --%      5.41%
Other
Balance at year end                               $12,527    $ 6,270    $ 7,517
Average amount outstanding                          8,269      6,044      8,049
Maximum amount outstanding at
  any month end                                    12,527      8,854      8,885
Average interest rate for the year                   8.94%      6.61%      6.97%
Average interest rate on year-end balance            4.48%      9.74%      5.54%
===============================================================================


                               Bankers Trust Corporation and its Subsidiaries 35

- --------------------------------------------------------------------------------

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

      Long-term debt included in risk-based capital and other long-term debt are summarized as follows, based on the contractual terms of each issue:

Long-term debt included in risk-based capital

                                                            Dec. 31,   Dec. 31,
                             Subordinated     Subordinated      2000       1999
(in millions)                  Fixed Rate    Floating Rate     Total      Total
- -------------------------------------------------------------------------------
Bankers Trust
Due in 2000                       $    --          $    --   $    --    $   197
Due in 2001                           213               --       213        214
Due in 2002                           616               80       696        697
Due in 2003                           102              195       297        296
Due in 2004                            15               23        38         41
Due in 2005                           150               69       219        221
Due in 2006-2010                      737               --       737        736
Thereafter                            764               --       764        760
- -------------------------------------------------------------------------------
Total                             $ 2,597          $   367   $ 2,964    $ 3,162
- -------------------------------------------------------------------------------
BTCo
Due in 2000                       $    --          $    --   $    --    $     9
Due in 2001                             9               --         9          9
Due in 2002                             9               --         9          8
Due in 2003                             8               --         8          7
Due in 2004                             7               --         7          7
Due in 2005                             7               --         7          6
Due in 2006-2010                        6              238       244        252
Thereafter                             --               --        --         --
- -------------------------------------------------------------------------------
Total                             $    46          $   238   $   284    $   298
- -------------------------------------------------------------------------------
Total long-term debt              $ 2,643          $   605   $ 3,248    $ 3,460
Less: Amortization for risk-based capital purposes            (1,175)    (1,036)
- -------------------------------------------------------------------------------
Total long-term debt included in risk-based capital          $ 2,073    $ 2,424
===============================================================================

Long-term debt not included in risk-based capital

                                     Senior       Senior   Dec. 31,     Dec. 31,
                                      Fixed     Floating       2000         1999
(in millions)                          Rate         Rate      Total        Total
- --------------------------------------------------------------------------------
Bankers Trust
Due in 2000                          $   --      $    --     $   --      $   736
Due in 2001                             250          332        582        1,118
Due in 2002                              --          249        249          555
Due in 2003                              --          481        481          499
Due in 2004                              --            7          7            7
Due in 2005                             113            5        118          118
Due in 2006-2010                         --          415        415          438
Thereafter                               --           --         --           --
- --------------------------------------------------------------------------------
Total                                $  363      $ 1,489     $1,852      $ 3,471
- --------------------------------------------------------------------------------
BTCo
Due in 2000                          $   --      $    --     $   --      $ 1,113
Due in 2001                               6          507        513          539
Due in 2002                             345          297        642        1,257
Due in 2003                              20           --         20           36
Due in 2004                               2           --          2           10
Due in 2005                               1           --          1            1
Due in 2006-2010                         21           --         21           57
Thereafter                               --           --         --            3
- --------------------------------------------------------------------------------
Total                                $  395      $   804     $1,199      $ 3,016
- --------------------------------------------------------------------------------
Other
Other (fixed rate)                                           $1,393      $   828
Other (floating rate)                                         3,651        4,231
- --------------------------------------------------------------------------------
Total long-term debt                                         $8,095      $11,546
Add: Amortization for risk-based capital purposes             1,175        1,036
- --------------------------------------------------------------------------------
Total long-term debt not included in risk-based capital      $9,270      $12,582
================================================================================

      Based solely on the contractual terms of the debt issues, at December 31, 2000 and 1999 the Corporation's total fixed rate long-term debt had a weighted-average interest rate of 6.25 percent and 6.41 percent, respectively.

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

      The weighted-average effective interest rates for total long-term debt, including the effects of the related swap agreements, were 6.46 percent and 5.38 percent at December 31, 2000 and 1999, respectively.

      At December 31, 2000 and 1999, certain subsidiaries of Bankers Trust Company had outstanding $351 million and $1.2 billion, respectively of mandatorily redeemable preference securities included in the table above which are not included in risk-based capital. Maturities at December 31, 2000 range from February 2001 to May 2002 and maturities at December 31, 1999 ranged from April 2000 to May 2002.


36 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

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

      The following is a summary of the outstanding trust preferred capital securities and debentures:

                                       Aggregate      Aggregate
                                     Liquidation    Liquidation    Per Annum
                                       Amount of      Amount of     Interest                       Stated
                                           Trust          Trust      Rate of                  Maturity of
                                       Preferred      Preferred   Debentures                   Debentures
                                         Capital        Capital    and Trust                    and Trust
                                   Securities at  Securities at    Preferred      Interest      Preferred    Earlier      Redemption
                                    December 31,   December 31,      Capital       Payment        Capital   Maturity       Period of
($ in millions)                             2000           1999   Securities         Dates     Securities       Date(2)   Debentures
- ------------------------------------------------------------------------------------------------------------------------------------
Bankers Trust--Obligated

BT Institutional Capital Trust A(3)       $ 275          $ 290     8.09%         6/1, 12/1       12/1/26         --      On or after
                                                                                                                             12/1/06

BT Institutional Capital Trust B(3)         159            200     7.75          6/1, 12/1       12/1/26         --      On or after
                                                                                                                             12/1/06

BT Capital Trust B(3)                       205            250     7.90         1/15, 7/15       1/15/27    1/15/17      On or after
                                                                                                                             1/15/07

BT Preferred Capital Trust I                250            250    8 1/8         3/31, 6/30        2/1/37     2/1/02      On or after
                                                                                9/30, 12/31                                   2/1/02
BT Preferred Capital Trust II               203            203    7.875         2/25, 8/25       2/25/27    2/25/12      On or after
                                                                                                                             2/25/07

BTCo--Obligated

BTC Capital Trust I(3)                      222            250  3-Month         3/30, 6/30      12/30/26         --     On or after
                                                                  LIBOR         9/30, 12/30                                 12/30/06
                                                              plus 0.75%
- ------------------------------------------------------------------------------------------------------------------------------------
Total(1)                                 $1,314         $1,443
====================================================================================================================================

(1)   Excludes deferred issuance costs and unamortized discount.

(2)   The maturity dates may be shortened under certain circumstances.

(3) During 2000, the Corporation repurchased $15 million, $41 million, $45 million and $28 million of BT Institutional Capital Trust A, BT Institutional Capital Trust B, BT Capital Trust B and BTC Capital Trust I securities, respectively.


                               Bankers Trust Corporation and its Subsidiaries 37

- --------------------------------------------------------------------------------

Note 11--Preferred Stock

The number of shares of Series Preferred Stock repurchased and redeemed during 1998, 1999 and 2000 was as follows (number of shares in thousands):

                                                             Adjustable    Adjustable
                                    7 5/8%         7.50%           Rate          Rate          7.75%
                                Cumulative    Cumulative     Cumulative    Cumulative     Cumulative
                                 Preferred     Preferred      Preferred     Preferred      Preferred
Shares of Series                    Stock,        Stock,         Stock,        Stock,         Stock,
Preferred Stock                   Series O      Series P       Series Q(1)   Series R(1)    Series S(1)
- ----------------------------------------------------------------------------------------------------
December 31, 1997                      595            99             64            50             50
- ----------------------------------------------------------------------------------------------------
  Repurchased                           --            --             --            (6)            --
  Redeemed                            (595)          (99)            --            --             --
- ----------------------------------------------------------------------------------------------------
December 31, 1998                       --            --             64            44             50
- ----------------------------------------------------------------------------------------------------
  Repurchased                           --            --             (4)           (4)            --
- ----------------------------------------------------------------------------------------------------
December 31, 1999                       --            --             60            40             50
- ----------------------------------------------------------------------------------------------------
  Repurchased                           --            --             (4)           --             --
  Redeemed                              --            --            (56)          (40)           (50)
- ----------------------------------------------------------------------------------------------------
December 31, 2000                       --            --             --            --             --
====================================================================================================

(1) Series Q, Series R and Series S are represented by depositary shares at $25 per depositary share, each representing a one-hundredth interest of a share. On September 28, 2000, the Corporation redeemed all 55,739 shares, 40,022 shares and 50,000 shares of its Adjustable Rate Cumulative Preferred Stock, Series Q, Adjustable Rate Cumulative Preferred Stock, Series R, and 7.75% Cumulative Preferred Stock, Series S, respectively. All shares were redeemed at a redemption price of $2,500 per share plus accrued and unpaid dividends to the redemption date.

Note 12--Common Stock and Stock-Based Compensation Plans

Common stock activity during 2000, 1999 and 1998 was as follows:

Year Ended December 31,                   2000            1999             1998
- -------------------------------------------------------------------------------
Common shares outstanding,
  beginning of year                          1      95,714,120       96,956,340
- -------------------------------------------------------------------------------
Shares issued or distributed under
  employee benefit plans                     -       2,974,125        4,192,633
Conversion of 5 3/4% Convertible
  Subordinated Debentures                    -              --            1,434
Shares purchased for treasury                -        (837,410)      (5,436,287)
Shares purchased and retired                 -     (97,850,834)(1)           --
- -------------------------------------------------------------------------------
Common shares outstanding,
  end of year                                1               1       95,714,120
===============================================================================

(1) Amount represents shares purchased and retired in connection with Acquisition.

      Prior to the Acquisition, stock options were granted to purchase stock at a price not less than the fair market value of the stock on the date of grant. As of the Acquisition date, all unvested options vested and became immediately exercisable. The Corporation paid $93.00 less the exercise price for each option outstanding on the Acquisition date.

      No stock options were granted in 2000 or 1999. There were no stock options outstanding at December 31, 2000 and 1999.

      The following is a summary of stock option transactions that occurred during 1998, 1999 and 2000 (number of shares in thousands):

                                                                Weighted-Average
                                             Exercise Price       Exercise Price
                             Options             Per Option           Per Option
- --------------------------------------------------------------------------------
December 31, 1997             12,478        $16.81-111.75                $ 80.76
====================================
  Granted                        959         56.25-134.50                 112.88
  Exercised                   (1,970)        16.81-102.6625                65.37
  Cancelled                     (671)                                      98.87
- ------------------------------------
December 31, 1998             10,796         21.59-134.50                  85.29
====================================
  Exercised                     (442)        21.59-90.75                   57.74
  Cancelled                     (297)                                      92.61
  Settled due to COC         (10,057)
- ------------------------------------
December 31, 1999                 --            --                            --
====================================                                       =====
December 31, 2000                 --            --                            --
====================================                                       =====

      Deferred stock awards, which entitled certain employees to receive common stock of the Corporation at a specified future date, were also granted prior to the Acquisition. On the COC date, all deferred compensation amounts vested in full.

      There were no deferred stock awards outstanding at December 31, 2000 and 1999. At December 31, 1998, there were deferred stock awards outstanding of 8,698,216 shares. In January 1999, 6,548,524 deferred stock awards were granted related to the 1998 performance year. Compensation expense recognized for deferred stock awards was $0, $749 million and $275 million in 2000, 1999 and 1998, respectively. The increase in 1999 is due to the vesting of all deferred stock awards on the COC date. All deferred stock awards granted during 1999 were paid out at $93.00 per share on the COC date.


38 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

SFAS 123 Pro Forma Information

In conjunction with the Acquisition, compensation expense related to all options outstanding as of the Acquisition date was recognized reflecting the buyout of such options. For each option outstanding, this expense was equal to $93.00 less the exercise price resulting in total expense of $118 million.

      Prior to the Acquisition, the Corporation applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Corporation's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized for the year ended December 31, 1998.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, and was determined for the year ended December 31, 1998 as if the Corporation had accounted for its employee stock options under the fair value method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options' vesting period.

(in millions except loss per share)                                        1998
- -------------------------------------------------------------------------------
Net loss:
  As reported                                                            $  (73)
  Pro forma                                                              $ (129)
Basic loss per share:
  As reported                                                            $(1.05)
  Pro forma                                                              $(1.61)
Diluted loss per share:
  As reported                                                            $(1.05)
  Pro forma                                                              $(1.61)
===============================================================================

Note 13--Assets Pledged to Creditors and other Asset and Dividend Restrictions

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the Federal Reserve Bank. The required reserve balances of the Corporation's subsidiary banks were $141 million and $189 million at December 31, 2000 and 1999, respectively. For the years 2000 and 1999, the average reserve balances of these banks amounted to $147 million and $132 million, respectively.

      In accordance with SFAS 140, at December 31, 2000, the carrying amount of assets that were pledged as collateral in transactions in which the secured party did not have the right to sell or re-pledge the collateral provided by the Corporation was as follows:

(in millions) December 31,                                               2000
- -----------------------------------------------------------------------------
Trading assets--debt securities                                        $   13
Securities available for sale                                              25
Loans                                                                   5,624
- -----------------------------------------------------------------------------
  Total                                                                $5,662(1)
=============================================================================

(1) These were pledged to secure public and trust deposits, for borrowings, and for other purposes.

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

      Limitations exist on the availability of BTCo's undistributed earnings for the payment of dividends to Bankers Trust without prior approval of the bank regulatory authorities. In this regard, BTCo cannot declare dividends in 2001 without approval of the regulatory authorities. The Federal Reserve Board may prohibit the payment of dividends if it determines that circumstances relating to the financial condition of a bank are such that the payment of dividends would be an unsafe and unsound practice.

      Certain other subsidiaries are subject to various regulatory and other restrictions that may limit cash dividends and advances to Bankers Trust.

Note 14--Regulatory Capital

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


                               Bankers Trust Corporation and its Subsidiaries 39

- --------------------------------------------------------------------------------

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

      In addition, under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), five capital categories were established for banks. Pursuant to that statute, the federal bank regulatory agencies have specifically defined these categories by determining that a bank is well capitalized if it maintains a Tier 1 Capital ratio of at least 6.0 percent, a Total Capital ratio of at least 10.0 percent and a Leverage ratio of at least 5.0 percent.

      The Federal Reserve Board has also adopted these same thresholds for the Tier 1 Capital ratio and Total Capital ratio in defining a well-capitalized bank holding company. The well-capitalized threshold for the Leverage ratio is not applicable at the bank holding company level.

      Based on their respective regulatory capital ratios at December 31, 2000 and December 31, 1999, both the Corporation and BTCo are well capitalized. There are no conditions or events that management believes have changed the Corporation's and BTCo's well-capitalized status.

      The Corporation's and BTCo's actual capital amounts and ratios are presented in the table below.

                                                                                                                 FRB
                                                                                                             Minimum     To Be Well
                                                                                                                 For    Capitalized
                                                                                                             Capital          Under
                                                     Actual as of                   Actual as of            Adequacy     Regulatory
                                                       12/31/00                       12/31/99             Purposes:    Guidelines:
- -----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                               Amount              Ratio       Amount             Ratio         Ratio          Ratio
- -----------------------------------------------------------------------------------------------------------------------------------
Corporation
 Risk-Based Capital Ratios
  Tier 1 Capital(1)                           $5,048              12.5%       $4,462              10.4%          4.0%           6.0%
  Total Capital(1)                             7,556              18.8%        7,861              18.4%          8.0%          10.0%

 Leverage Ratio(2)                            $5,048               9.1%       $4,462               7.3%          3.0%           N/A

BTCo
 Risk-Based Capital Ratios
  Tier 1 Capital(1)                           $6,161              24.0%       $5,710              16.5%          4.0%           6.0%
  Total Capital(1)                             6,812              26.5%        6,561              18.9%          8.0%          10.0%
 Leverage Ratio(2)                            $6,161              16.0%       $5,710              12.3%          3.0%           5.0%

(1) Ratios are calculated on Tier 1 Capital and Total Capital as a percentage of risk-weighted assets.

(2) Ratio is calculated on Tier 1 Capital as a percentage of adjusted quarterly average assets.

N/A   Not Applicable.


40 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

Note 15--Interest Revenue and Interest Expense

The following are the components of interest revenue and interest expense:

(in millions) Year Ended December 31,                 2000       1999       1998
- --------------------------------------------------------------------------------
Interest Revenue
Interest-bearing deposits with banks                $  619     $  309     $  310
Federal funds sold                                     100        160        211
Securities purchased under
  resale agreements                                    129        675      1,635
Securities borrowed                                     --        383      1,222
Trading assets                                         918        916      2,388
Securities available for sale
  Taxable                                               69        362        633
  Exempt from federal income taxes                       1         22         43
Loans                                                1,772      1,522      1,711
Customer receivables                                    27         70        138
- --------------------------------------------------------------------------------
Total interest revenue                               3,635      4,419      8,291
- --------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits
  Domestic offices                                     558        694      1,183
  Foreign offices                                      440        730      1,012
Trading liabilities                                      2        131        462
Securities loaned and securities sold
  under repurchase agreements                            6        539      1,897
Other short-term borrowings                            946        796      1,327
Long-term debt                                         921        608        921
Mandatorily redeemable capital
  securities of subsidiary trusts holding
  solely junior subordinated deferrable
  interest debentures included in
  risk-based capital                                   115        114        117
- --------------------------------------------------------------------------------
Total interest expense                               2,988      3,612      6,919
- --------------------------------------------------------------------------------
Net interest revenue                                $  647     $  807     $1,372
================================================================================

Note 16--Trading Revenue

The following are the components of trading revenue:

(in millions) Year Ended December 31,               2000       1999        1998
- -------------------------------------------------------------------------------
Interest rate risk                                  $ 49      $(165)      $(427)
Foreign exchange risk                                 30        139         426
Equity and commodity risk                             57         68        (183)
- -------------------------------------------------------------------------------
Total trading revenue                               $136      $  42       $(184)
===============================================================================

Note 17--Pension and Other Employee Benefit Plans

In 2000, the Corporation's trusteed noncontributory, domestic defined benefit pension plan merged with Deutsche Bank Americas Holding Corp's ("DBAH") pension plan. The value of a participant's accrued benefit, which is expressed using a cash balance account approach (a type of defined benefit plan), did not change as a result of this transaction.

      During 1998, the Corporation maintained a noncontributory profit sharing plan, called Partnershare, covering certain domestic employees. The Corporation's contribution consisted of a fixed contribution equal to six percent of eligible domestic employees' annual salary as well as an additional contribution of from zero to nine percent of eligible employees' annual salary, which percentage was calculated using a formula based on the Corporation's consolidated income before income taxes. Expense recognized for this plan amounted to $27 million for the year ended December 31, 1998.

      Effective January 1, 1999, the Corporation implemented a 401(k) Savings Plan covering substantially all domestic employees, which replaced the Partnershare Plan and the Corporation's prior 401(k) plan. Employees are permitted within limitations imposed by tax laws to make pretax contributions to the 401(k) Savings Plan. The Corporation makes fixed contributions equaling three percent of eligible domestic employees' annual salary and will also match employees' contributions up to three percent of eligible salary. The Corporation may, solely at its discretion, match an additional zero percent to 200 percent of the employees' contribution up to 3 percent of eligible salary, which discretionary contribution it chose not to make for the years ended December 31, 2000 and 1999. Accordingly, expense recognized for this plan amounted to $25 million and $27 million for the years ended December 31, 2000 and 1999, respectively.

      The Corporation also provides health care benefits to employees (retirees) who met specific age and/or service requirements on January 1, 1990 provided that they retire (retired) under the principal domestic pension plan with at least ten years of service. This plan is contributory for participating retirees and also requires them to absorb deductibles and coinsurance. The Corporation also provided noncontributory life insurance benefits for substantially all domestic retirees who retired before January 1, 1999 with at least ten years of service. During 2000, the Corporation purchased an insurance contract which settled its primary responsibility for its benefits obligation for domestic retirees currently receiving benefits.


                               Bankers Trust Corporation and its Subsidiaries 41

- --------------------------------------------------------------------------------

      The following tables provide a reconciliation of the changes in the postretirement plans' benefit obligations and fair value of assets over the two-year period ended December 31, 2000 and a statement of the funded status as of December 31 of both years. The table also provides a reconciliation of the changes in the pension plans' benefit obligations and fair value of assets for the period ended December 31, 1999 and a statement of the funded status as of December 31, 1999 (the period prior to the merger with DBAH's pension plan).

                                                Postretirement Benefits    Pension Benefits
- -------------------------------------------------------------------------------------------
(in millions)                                      2000         1999                   1999
- -------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year           $  94        $ 101                $   803
Service cost                                          1            1                     33
Interest cost                                         5            6                     52
Plan amendments                                      13           --                     --
Actuarial gain                                      (17)         (10)                  (111)
Benefits paid                                        (6)          (4)                   (50)
Curtailment/settlement                               (7)          --                    (12)
Foreign currency exchange rate changes               --           --                     (5)
- -------------------------------------------------------------------------------------------
Benefit obligation at end of year                 $  83        $  94                $   710
===========================================================================================
Change in plan assets
Fair value of plan assets at beginning of year    $   4        $   4                $ 1,107
Actual return on plan assets                         --           --                    172
Employer contributions                               11            4                      6
Benefits paid                                        (6)          (4)                   (50)
Curtailment/settlement                               (9)          --                     (7)
Foreign currency exchange rate changes               --           --                     (4)
- -------------------------------------------------------------------------------------------
Fair value of plan assets at end of year          $  --        $   4                $ 1,224
===========================================================================================
Funded Status                                     $ (83)       $ (90)               $   514
Unrecognized net (gain) loss                        (31)         (34)                  (315)
Unrecognized prior service cost                      --            5                     18
Unrecognized net (assets) obligations                --           --                     (7)
- -------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost at end of year*    $(114)       $(119)               $   210
===========================================================================================

* Prepaid pension costs totaled $229 million at December 31, 1999. No prepaid postretirement costs were recognized at December 31, 2000 and 1999.

      Benefits expense for 2000, 1999 and 1998 included the following components:

                                             Postretirement Benefits   Pension Benefits
- ---------------------------------------------------------------------------------------
(in millions) Year Ended December 31,        2000     1999     1998      1999      1998
- ---------------------------------------------------------------------------------------
Service cost                                  $ 1      $ 1      $ 1      $ 33      $ 23
Interest cost                                   6        6        7        52        48
Expected return on plan assets                 --       --       --       (94)      (84)
Net amortization and deferral                  (1)      (3)      (3)       (5)       (6)
- ---------------------------------------------------------------------------------------
Total defined benefit plans                     6        4        5       (14)      (19)
=======================================================================================
Defined contribution plans                     --       --       --        43        79
Other plans                                    --       --       --         5         4
- ---------------------------------------------------------------------------------------
Net periodic benefit expense                  $ 6      $ 4      $ 5      $ 34      $ 64
=======================================================================================

      Expense related to defined benefit plans, including costs associated with the Corporation's participation in the DBAH pension plan, amounted to $4 million for the year ended December 31, 2000. Expense related to defined contribution plans, primarily the Corporation's 401(k) Savings Plan, amounted to $25 million for the same period.

      The actuarial assumptions used for the principal domestic defined benefit plan and postretirement benefit plan were as follows:

                                                                                                  Postretirement         Pension
                                                                                                      Benefits           Benefits
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 2000   1999   1998    1999   1998
- ----------------------------------------------------------------------------------------------------------------------------------
Discount rate in determining expense                                                             7.75%  6.75%  7.00%   6.75%  7.00%
Discount rate in determining benefit obligations at year end                                     7.75%  7.75%  6.75%   7.75%  6.75%
Rate of increase in future compensation levels for determining expense                           5.00%  5.00%  5.00%   5.00%  5.00%
Rate of increase in future compensation levels for determining benefit obligations at year end   5.00%  5.00%  5.00%   5.00%  5.00%
Expected long-term rate of return on assets                                                      9.00%  9.00%  9.00%   9.00%  9.00%


42 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      In determining postretirement benefits expense, a 7.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease to 5.50 percent by 2002 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the Corporation's retiree health care plan:

                                               One-Percentage    One-Percentage
                                               Point Increase    Point Decrease
- -------------------------------------------------------------------------------
(in millions)                                    2000    1999     2000     1999
- -------------------------------------------------------------------------------
Effect on total of service and interest
 cost components                                  $ 1     $--     $ (1)     $--
Effect on accumulated postretirement
 benefit obligation                               $12     $ 5     $(10)     $(5)

Note 18--Restructuring and Other Related Activities

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

      As of December 31, 2000, all significant restructuring initiatives contemplated in Plan 1 and Plan 2 had been completed. The remaining reserve balance of $21 million related to Plan 1 was reversed during the second quarter of 2000.

      The cost to complete Plan 2 was reduced by $25 million resulting from certain management changes in the Global Institutional Services business and a higher than anticipated level of employee attrition. Such amount was reversed in the second quarter of 2000. The additional remaining reserve balance related to Plan 2 of $2 million was reversed in the fourth quarter of 2000.

Note 19--Income Taxes

The Corporation's 2000 results of operations are included in the consolidated tax returns of Taunus.

      The domestic and foreign components of consolidated income (loss) before income taxes (benefit) follow:

(in millions) Year Ended December 31,              2000         1999       1998
- -------------------------------------------------------------------------------
Domestic                                           $622      $(1,104)      $(83)
Foreign                                             278         (311)         6
- -------------------------------------------------------------------------------
Total                                              $900      $(1,415)      $(77)
===============================================================================

      For purposes of determining the above amounts, foreign income is defined as income recorded by operations located outside of the U.S.

      Deferred income taxes result from differences in the timing of revenue and expense recognition for income tax and financial reporting purposes.

      An analysis of consolidated income tax expense (benefit) follows:

(in millions) Year Ended December 31,                   2000      1999     1998
- -------------------------------------------------------------------------------
Income tax expense (benefit) applicable to:
  Income (loss) before income
   tax expense (benefit)*                              $ 388     $ 188     $ (4)
  Capital surplus                                         --        (5)     (50)
  Cumulative translation adjustments                     (44)       41      (10)
  Securities valuation allowance                          (2)       28      (13)
- -------------------------------------------------------------------------------
Total                                                  $ 342     $ 252     $(77)
===============================================================================

* Includes income tax expense (benefit) related to securities available for sale transactions of $19 million, $4 million and $(7) million in 2000, 1999 and 1998, respectively.


                              Bankers Trust Corporation and its Subsidiaries  43

- --------------------------------------------------------------------------------

The components of consolidated income taxes (benefit) follow:

(in millions) Year Ended December 31,              2000        1999        1998
- -------------------------------------------------------------------------------
Current
  Federal                                         $ 179       $ 290       $  (9)
  Foreign                                            94         237         175
  State and local                                    96         120          33
- -------------------------------------------------------------------------------
Total current                                       369         647         199
- -------------------------------------------------------------------------------
Deferred
  Federal                                            11        (122)       (229)
  Foreign                                           (68)       (171)         10
  State and local                                    30        (102)        (57)
- -------------------------------------------------------------------------------
Total deferred                                      (27)       (395)       (276)
- -------------------------------------------------------------------------------
Total                                             $ 342       $ 252       $ (77)
===============================================================================

      The following is an analysis of the difference between the U.S. federal statutory income tax (benefit) and the effective tax (benefit) on consolidated income (loss) before income taxes:

(in millions) Year Ended December 31,                 2000       1999      1998
- -------------------------------------------------------------------------------
Computed expected tax expense (benefit)              $ 315      $(495)     $(27)
State and local income taxes (benefit)                  87          7       (15)
Tax-exempt income                                       (7)       (11)      (17)
Foreign subsidiary earnings                             12        428        54
Valuation allowance                                    (58)       211        --
Nondeductible penalty                                   --         --        22
Other                                                   39         48       (21)
- -------------------------------------------------------------------------------
Effective income tax (benefit)                       $ 388      $ 188      $ (4)
===============================================================================

      The following is an analysis of the Corporation's net deferred tax assets:

(in millions) December 31,                                      2000        1999
- --------------------------------------------------------------------------------
Deferred tax assets                                           $2,028      $1,943
Valuation allowance                                              358         418
- --------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance                 1,670       1,525
Deferred tax liabilities                                         275         158
- --------------------------------------------------------------------------------
Net deferred tax assets                                       $1,395      $1,367
================================================================================

      At December 31, 2000, the Corporation's deferred tax assets were primarily related to foreign tax credit carryovers that will expire in 2003 through 2005 ($454 million), deferred interest expense ($352 million), international operations ($218 million), credit losses ($215 million), net operating loss carryovers that primarily will start to expire in 2018 ($81 million) and tax credit carryovers ($68 million). Deferred tax liabilities were primarily related to deferred intercompany sales ($203 million) and lease financing activities ($57 million).

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

Note 20--Earnings (Loss) per Common Share

Due to the Acquisition, earnings per common share are not meaningful for the years ended December 31, 2000 and 1999. The following table sets forth the computation of basic and diluted loss per share for the year ended December 31, 1998 (in millions, except per share amounts):

Year Ended December 31,                                                    1998
- -------------------------------------------------------------------------------
Numerator
  Net loss                                                            $     (73)
  Preferred stock dividends                                                 (32)
- -------------------------------------------------------------------------------
  Numerator for basic loss per share--net loss applicable
    to common stockholders                                                 (105)
  Effect of dilutive securities                                              --
    Numerator for diluted loss per share--net loss applicable to
      common stockholders after assumed conversions                   $    (105)
===============================================================================
Denominator
  Denominator for basic loss per share--weighted-average
    shares outstanding                                                  100.152
  Effect of dilutive securities*                                             --
    Denominator for diluted loss per share--adjusted weighted-
      average shares after assumed conversions                          100.152
===============================================================================
Basic loss per share                                                  $   (1.05)
===============================================================================
Diluted loss per share                                                $   (1.05)
===============================================================================

* Due to a loss for the year, no incremental shares are included in the loss per share calculation because the effect would be antidilutive.

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


44 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

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

      The Global Corporates and Institutions division integrates long-standing relationship and credit-oriented commercial banking with the product and transactional orientation of investment banking for corporate clients and financial institutions. This business segment also includes credit business, trade finance, structured finance and cash management in addition to the Corporation's private equity business, until the fourth quarter of 2000, and trading activities.

      Global Technology and Services comprises custody services, payment settlement, securities settlement, and electronic banking services.

Year Ended                                                                              Global           Global         Total
December 31, 2000                                   Retail and         Asset    Corporates and   Technology and      Business
(in millions)                                  Private Banking    Management      Institutions         Services      Segments
- -----------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*                   $  160          $303           $   869           $  899       $ 2,231
Net interest revenue                                        47            (2)              239              246           530
Credit quality expense--loans                               --            --               (11)              (2)          (13)
Pre-tax income (loss)                                        7             8               168                8           191
Total assets*                                            2,288           191            50,926            5,301        58,706

* There were no material intersegment revenues or intersegment assets among the business segments

Year Ended                                                                              Global            Global        Total
December 31, 1999                                   Retail and         Asset    Corporates and    Technology and     Business
(in millions)                                  Private Banking    Management      Institutions          Services     Segments
- -----------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*                   $  169          $241           $ 1,370            $  945      $ 2,725
Net interest revenue                                        39            (3)              366               203          605
Credit quality expense--loans                               --            --                64                 2           66
Pre-tax income (loss)                                      (20)           20            (1,296)              (53)      (1,349)
Total assets*                                            2,589           227            55,867             7,229       65,912

* There were no material intersegment revenues or intersegment assets among the business segments.

Year Ended                                                                              Global            Global        Total
December 31, 1998                                   Retail and         Asset    Corporates and    Technology and     Business
(in millions)                                  Private Banking    Management      Institutions          Services     Segments
- -----------------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*                   $  187          $253           $ 2,568            $  964      $ 3,972
Net interest revenue                                        40            (3)              648               217          902
Credit quality expense--loans                                2            --                85                 1           88
Pre-tax income (loss)                                       12            98              (524)               79         (335)

*     There were no material intersegment revenues among the business segments.


                               Bankers Trust Corporation and its Subsidiaries 45

- --------------------------------------------------------------------------------

      The following table reconciles total net revenue for business segments to consolidated net revenue (in millions):

Year Ended December 31,                              2000       1999       1998
- -------------------------------------------------------------------------------
Total net revenue reported for business
  segments                                        $ 2,231     $2,725    $ 3,972
Earnings associated with unassigned
  capital                                             213        195        317
Gain on transfer of BTH                               561         --         --
Net revenue of entities sold                           --        366        855
Gain on sale of BTAL*                                  --        779         --
Credit quality adjustment                               6        124         48
Other                                                (159)       176       (103)
- -------------------------------------------------------------------------------
Consolidated net revenue(1)                       $ 2,852     $4,365    $ 5,089
===============================================================================

(1) Consolidated net revenue includes net interest revenue after provision for credit losses--loans and noninterest revenue.

*     Gain is net of foreign currency translation losses realized on the sale.

      The following table reconciles total pre-tax income (loss) for business segments to consolidated pre-tax income (loss) (in millions):

Year Ended December 31,                              2000        1999      1998
- -------------------------------------------------------------------------------
Total pre-tax income (loss) reported for
  business segments                                 $ 191     $(1,349)    $(335)
Gain on transfer of BTH                               561          --        --
Pre-tax income (loss) of entities sold                 --         (76)      188
Gain on sale of BTAL*                                  --         779        --
Restructuring and other related activities             48        (633)       --
Realized foreign currency translation
  losses**                                            (28)       (257)       --
Earnings associated with unassigned
  capital                                             213         195       317
Credit quality adjustment                               6         124        48
Legal settlement                                       --          --       (69)
Other unallocated amounts                             (91)       (198)     (226)
- -------------------------------------------------------------------------------
Consolidated pre-tax income (loss)                  $ 900     $(1,415)    $ (77)
===============================================================================

*     Gain is net of foreign currency translation losses realized on the sale.

**    Excluding realized foreign currency translation losses related to BTAL.

      The following table reconciles total assets for business segments to consolidated assets (in millions):

December 31,                                                  2000          1999
- --------------------------------------------------------------------------------
Total assets reported for business segments                $58,706       $65,912
Investments in unconsolidated companies
  accounted for at cost                                      1,190*           68
Premises and equipment                                         323           358
Goodwill not allocated to business segments                     69            22
Investments in unconsolidated companies
  accounted for at equity                                       24             3
Other unallocated amounts                                    2,451         1,794
- --------------------------------------------------------------------------------
Consolidated assets                                        $62,763       $68,157
================================================================================

* Amount primarily represents the Corporation's investment related to the transfer of BTH.

      The following table reconciles the other significant items reported for the business segments to the consolidated financial statements:

(in millions) Year Ended December 31,                   2000                                     1999
- ---------------------------------------------------------------------------------------------------------------------
                                          Total                                    Total
                                       Business                         Total   Business                        Total
                                       Segments   Adjustments    Consolidated   Segments   Adjustments   Consolidated
- ---------------------------------------------------------------------------------------------------------------------
Net interest revenue(1)                    $530          $117            $647       $605         $ 202           $807
Credit quality expense--loans               (13)           (6)            (19)        66          (124)           (58)
=====================================================================================================================

(in millions) Year Ended December 31,                   1998
- ----------------------------------------------------------------------------
                                          Total
                                       Business                        Total
                                       Segments   Adjustments   Consolidated
- ----------------------------------------------------------------------------
Net interest revenue(1)                    $902          $470         $1,372
Credit quality expense--loans                88           (48)            40
============================================================================

(1) Adjustments primarily represent earnings associated with unassigned capital partially offset by unallocated funding costs.


46 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      The following table presents net revenue by geographical location (in millions):

Year Ended December 31,                           2000         1999         1998
- --------------------------------------------------------------------------------
United States                                   $2,461       $3,385       $2,827
United Kingdom                                      81          390          989
Australia                                           11          284          603
Chile                                               13          153          375
Other foreign countries                            286          153          295
- --------------------------------------------------------------------------------
Consolidated net revenue(1)                     $2,852       $4,365       $5,089
================================================================================

(1) Consolidated net revenue includes net interest revenue after provision for credit losses--loans and noninterest revenue. Revenue is attributed to countries based on the location in which entities are incorporated.

      The following table presents net revenue of the Corporation organized around specific products and services (in millions):

Year Ended December 31,                        2000           1999          1998
- --------------------------------------------------------------------------------
Corporate Finance                            $  520        $ 1,163        $1,460
Debt Investments                                  6             35            44
Private Equity                                   92            521           452
Trading and Risk Management                     272           (127)          471
Processing Services                             897          1,030         1,176
Investment Management                           335            427           496
Private Banking                                 186            381           596
Insurance                                        --            128           331
Other                                           544**          807*           63
- --------------------------------------------------------------------------------
Consolidated net revenue                     $2,852        $ 4,365        $5,089
================================================================================

*     Amount includes the gain on the sale of BTAL.

**    Amount includes the gain on the transfer of BTH.

Note 22--International Operations

Management views the operations of the Corporation on a business segment basis, as disclosed in Note 21. However, in order to comply with the financial reporting regulations of the Securities and Exchange Commission, the Corporation is required to report international operations on the basis of the domicile of the customer.

      Pursuant to these regulations, any business transacted with a customer who is domiciled outside the U.S. is reported as international operations. Due to the complex nature of the Corporation's businesses and because its revenue from customers domiciled outside the U.S. is recorded in both domestic and foreign offices, it is impossible to segregate with precision the respective contributions to income from the domestic and international operations. As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. These estimates and assumptions include the following: interest revenue and interest expense are apportioned to geographic areas based on the geographic distribution of average interest-earning assets. The geographic location of the assets is determined by the domicile of the customer, or for interest-earning securities, by the domicile of the issuer. Trading gains and losses are primarily allocated based on the geographic distribution of average trading assets as determined by the domicile of the issuer. All other noninterest revenue is allocated based on the geographic location of the office recording the income. Noninterest expense is basically apportioned geographically based on the geographical distribution of operating income (net interest revenue plus noninterest revenue). Corporate overhead expenses are allocated based upon average assets by geographic region. International offices are assessed a cost of funds charge based on a short-term funding rate. Allocation of the provisions for credit losses is based on the geographical distribution of net charges to the allowances for credit losses and management's assessment of the risks associated with the domestic and international portfolios. International taxes are calculated based on the foreign tax rate for each foreign office.

      Earning assets are allocated by the domicile of the customer. All other assets are allocated based on the location of the office recording the assets.

      Subject to the above limitations, estimates and assumptions, the following tables present information attributable to international operations ($ in millions):

                                                                        Income
                                                                        (loss)        Net
                                   Total       Total         Total      before     income
                                  assets     revenue(1)   expenses(1)    taxes     (loss)
- -----------------------------------------------------------------------------------------
2000
- -----------------------------------------------------------------------------------------
International operations
 Asia                           $    498     $   188       $   158       $  30      $  17
 Australia/New Zealand               155          17            16           1          1
 Western Hemisphere               19,484         752           758          (6)        (3)
 Europe                           13,640         683           681           2          1
 United Kingdom                    6,177         701           773         (72)       (41)
 Middle East/Africa                   54          30            19          11          6
Eliminations                     (29,052)     (1,315)       (1,315)         --         --
- -----------------------------------------------------------------------------------------
Total international               10,956       1,056         1,090         (34)       (19)
Domestic operations               51,807       4,765         3,831         934        531
- -----------------------------------------------------------------------------------------
Total                           $ 62,763     $ 5,821       $ 4,921       $ 900      $ 512
=========================================================================================
International as a percentage
  of total                            17%         18%           22%        N/M        N/M
=========================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses--loans.

N/M   Not meaningful.

                                                                        Income
                                                                        (loss)        Net
                                   Total       Total         Total      before     income
                                  assets     revenue(1)   expenses(1)    taxes     (loss)
- -----------------------------------------------------------------------------------------
1999
- -----------------------------------------------------------------------------------------
International operations
 Asia                           $  1,131     $   222       $   402     $  (180)   $  (145)
 Australia/New Zealand                60         474           624        (150)      (120)
 Western Hemisphere                8,712         802         1,057        (255)      (206)
 Europe                           18,159         684           933        (249)      (201)
 United Kingdom                   10,885         704         1,269        (565)      (453)
 Middle East/Africa                  801          58            69         (11)        (9)
Eliminations                     (21,135)       (278)         (278)         --         --
- -----------------------------------------------------------------------------------------
Total international               18,613       2,666         4,076      (1,410)    (1,134)
Domestic operations               49,544       5,253         5,258          (5)      (469)
- -----------------------------------------------------------------------------------------
Total                           $ 68,157     $ 7,919       $ 9,334     $(1,415)   $(1,603)
=========================================================================================
International as a percentage
  of total                            27%         34%           44%        N/M        N/M
=========================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses--loans.

N/M   Not meaningful.


                               Bankers Trust Corporation and its Subsidiaries 47

- --------------------------------------------------------------------------------

                                                                           Income
                                                                           (loss)        Net
                                   Total         Total          Total      before     income
                                  assets       revenue(1)    expenses(1)    taxes     (loss)
- --------------------------------------------------------------------------------------------
1998
- --------------------------------------------------------------------------------------------
International operations
  Asia                          $  11,362     $    493       $    811       $(318)     $(210)
  Australia/New Zealand            12,095        1,062            899         163        107
  Western Hemisphere               16,568        1,625          1,771        (146)       (96)
  Europe                           19,363          963          1,010         (47)       (30)
  United Kingdom                   29,097        1,377          1,349          28         18
  Middle East/Africa                  414           30             30          --         --
Eliminations                      (25,839)      (1,228)        (1,228)         --         --
- --------------------------------------------------------------------------------------------
Total international                63,060        4,322          4,642        (320)      (211)
Domestic operations                70,055        7,726          7,483         243        138
- --------------------------------------------------------------------------------------------
Total                           $ 133,115     $ 12,048       $ 12,125       $ (77)     $ (73)
============================================================================================
International as a percentage
  of total                             47%          36%            38%        N/M        N/M
============================================================================================

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

Trading Derivative Financial Instruments

The Corporation manages trading positions in a variety of derivative contracts. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur. As a result of the Acquisition, the Corporation's former derivatives activities have been largely transferred to Deutsche Bank entities, and it is anticipated that the existing positions at December 31, 2000 will be reduced further over time.

      As required by SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," the amounts disclosed below represent the end-of-period fair values of trading derivatives and their average aggregate fair values during the year. These amounts are presented gross before the impact of master netting agreements. The gross fair values of trading derivatives do not represent the amount of market or credit risk of derivatives in the trading portfolio. Rather, they indicate the extent of involvement in the over-the-counter (OTC) markets for interest rate, foreign exchange rate, equity and commodity price derivatives, and exchange traded options during the year. Any measurement of risk is meaningful only when all related factors are identified, such as risk-offsetting transactions, master netting agreements, and the value of any related collateral. These factors are considered in internal risk analyses. The accounting impact of netting agreements, which is applied on a cross-product basis in accordance with the terms of each master agreement and which is calculated based on the criteria prescribed by FIN 39, is provided below in order to display how these amounts are reflected in trading assets and trading liabilities in the consolidated balance sheet.


48 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities after application of master netting agreements. The following table reflects the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                    At December 31, 2000          Average during 2000
                                    --------------------          -------------------
(in millions)                      Assets   (Liabilities)        Assets  (Liabilities)
- -------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
  Swap Contracts                  $   999       $   (949)      $    750      $   (644)
Interest Rate Contracts
  Options purchased                   104                           100
  Options written                                    (82)                         (70)
Foreign Exchange Rate Contracts
  Spot and Forwards                    95             (3)         1,165            (6)
  Options purchased                     5                             4
  Options written                                     (5)                          (4)
Equity-related contracts              901           (933)         1,076        (1,005)
Commodity-related and
  other contracts                   1,885         (1,914)         1,865        (1,908)
Exchange-Traded Options
Equity                                 --             --             --             2
- -------------------------------------------------------------------------------------
Total Gross Fair Values             3,989         (3,886)         4,960        (3,635)
- -------------------------------------------------------------------------------------
Impact of Netting Agreements       (1,994)         1,994         (1,520)        1,520
- -------------------------------------------------------------------------------------
                                  $ 1,995(1)    $ (1,892)(1)   $  3,440      $ (2,115)
                                  =======       ========       ========      ========

                                    At December 31, 1999          Average during 1999
                                    --------------------          -------------------
(in millions)                      Assets   (Liabilities)        Assets  (Liabilities)
- -------------------------------------------------------------------------------------
OTC Financial Instruments
Interest Rate and Currency
  Swap Contracts                  $ 6,400       $ (6,570)      $ 12,295      $(11,966)
Interest Rate Contracts
  Forwards                             --             --            205          (249)
  Options purchased                   519                           771
  Options written                                   (614)                        (834)
Foreign Exchange Rate Contracts
  Spot and Forwards                    11             (3)         7,228        (7,081)
  Options purchased                   351                         1,043
  Options written                                   (350)                        (946)
Equity-related contracts            1,760         (1,865)         4,323        (4,685)
Commodity-related and
  other contracts                     853           (852)           693          (682)
Exchange-Traded Options
Interest Rate                          --             --              3            (1)
Foreign Exchange                       --             --              2            (1)
Commodity                              --             --              2            (3)
Equity                                 --            (16)           136            --
- -------------------------------------------------------------------------------------
Total Gross Fair Values             9,894        (10,270)        26,701       (26,448)
- -------------------------------------------------------------------------------------
Impact of Netting Agreements       (5,087)         5,087        (17,024)       17,024
- -------------------------------------------------------------------------------------
                                  $ 4,807(1)    $ (5,183)(1)   $  9,677      $ (9,424)
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


                               Bankers Trust Corporation and its Subsidiaries 49

- --------------------------------------------------------------------------------

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

Notional Amounts
(in millions)                       December 31, 2000       December 31, 1999
- -----------------------------------------------------------------------------
                                                  End                     End
                                    Trading      User(1)    Trading      User(1)
- -----------------------------------------------------------------------------
Interest rate contracts
Swaps                               $26,495   $19,253      $172,778   $38,404
Forwards                                 --        --         4,151        --
Options purchased
  OTC                                 9,732        --        29,068        13
Options written
  OTC                                 5,029        --        18,378        --
- -----------------------------------------------------------------------------
Total                               $41,256   $19,253      $224,375   $38,417
=============================================================================
Foreign exchange rate contracts
Spot, forwards, futures             $    --   $    --      $  2,309   $     4
Swaps                                 1,540       885        15,351     2,736
OTC options purchased                    --        --         8,990        --
OTC options written                      --        --         8,792        --
- -----------------------------------------------------------------------------
Total                               $ 1,540   $   885      $ 35,442   $ 2,740
=============================================================================
Equity derivative contracts
Swaps                               $ 9,055   $    --      $  3,134   $    --
Futures and forwards                     --        --           470        --
Options purchased
  OTC                                   425        --         3,899        --
Options written
  OTC                                    --        --         1,493        --
- -----------------------------------------------------------------------------
Total                               $ 9,480   $    --      $  8,996   $    --
=============================================================================
Commodity and other contracts(2)
Swaps                               $ 1,884   $    --      $  9,693   $    --
Options purchased
  OTC                                 1,105        --         1,815        --
Options written
  OTC                                 1,105        --         1,749        --
- -----------------------------------------------------------------------------
Total                               $ 4,094   $    --      $ 13,257   $    --
=============================================================================

(1) These are hedges of interest-bearing deposits, other short-term borrowings and long-term debt, as well as loans and other assets.

(2) Excluded from the notional amounts above were benefit-responsive contracts reflecting actuarial-related risk, minimal market risk and no credit risk, for which the notional values totaled $3.2 billion and $7.6 billion at December 31, 2000 and 1999, respectively.

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

Futures and Forwards

Futures and forward contracts represent commitments to purchase or sell securities, money market instruments, foreign currencies or commodities at a future date and at a specified price. Futures contracts are traded on regulated U.S. and international exchanges. The Corporation intends to close out most open positions in futures contracts prior to maturity; therefore, future cash receipts or payments are generally limited to the change in fair value of the underlying instruments. Since futures contracts generally entail daily net cash margining with regulated exchanges, the credit risk is generally minimized to a one-day receivable. Included in this category of contracts are spot foreign currency contracts, cash-settled index contracts, and forward rate agreements (agreements to exchange amounts at a specified future date for interest rate differentials between an agreed interest rate and a reference rate, computed on a notional amount).

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


50 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

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

Securities and Money Market Activities

(in millions)                     December 31, 2000            December 31, 1999
- --------------------------------------------------------------------------------
                             Contract   Credit Risk       Contract   Credit Risk
                               Amount        Amount         Amount        Amount
- --------------------------------------------------------------------------------
Commitments to purchase(1)    $    --       $    --        $    57       $    57
Securities lending
  indemnifications             43,791        43,791         37,553        37,553
- --------------------------------------------------------------------------------

(1) Includes $57 million of forward-dated money market assets at December 31, 1999.

      Securities lending indemnifications represent the market value of customers' securities lent to third parties. The Corporation indemnifies customers to the extent of the replacement cost and/or the market value of the securities in the event of a failure by a third party to return the securities lent. The market value of collateral, primarily cash, received for customers' securities lent was in excess of the contract amounts and was approximately $46 billion at December 31, 2000 and $39 billion at December 31, 1999.

Credit-Related Arrangements

(in millions)                              December 31, 2000   December 31, 1999
- --------------------------------------------------------------------------------
                                                      Credit              Credit
                                           Contract     Risk   Contract     Risk
                                             Amount   Amount     Amount   Amount
- --------------------------------------------------------------------------------
Commitments to
  extend credit(1)                          $12,874  $12,874    $19,073  $19,073
Standby letters of credit and
  similar arrangements(2)                     7,102    7,102      4,700    4,700
- --------------------------------------------------------------------------------

(1) Includes participations to other entities of approximately $873 million and $1 billion at December 31, 2000 and 1999, respectively. Of the non-participated amount, approximately $4 billion and $7 billion expire in one year or less at December 31, 2000 and 1999, respectively.

(2) Includes participations to other entities of approximately $784 million and $1 billion at December 31, 2000 and 1999, respectively. At December 31, 2000, this balance includes $4.8 billion of guarantees related to BTH.

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

      Standby letters of credit and similar arrangements ("standbys"), issued primarily to support corporate obligations, commit the Corporation to make payments on behalf of customers contingent upon the failure of the customer to perform under the terms of the contract. Standbys at December 31, 2000 related to customer obligations such as commercial paper, medium- and long-term notes and debentures (including industrial revenue obligations), as well as other financial and performance-related obligations. At December 31, 2000, excluding related party guarantees of $4.752 billion, $1.815 billion will expire within one year, $367 million from one to four years and $168 million after four years.

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

Note 24--Concentrations of Credit Risk

The Corporation, as required by SFAS 105, has identified three significant concentrations of credit risk: (1) Deutsche Bank entities, (2) OECD country banks and (3) OECD country central governments, their agencies and central banks. Together they represented 50 percent and 39 percent of total credit risk (after exclusion of securities lending indemnifications for customers) at December 31, 2000 and 1999, respectively. The Deutsche Bank concentration is comprised of related party transactions which the Corporation has entered into with Deutsche Bank and its affiliated entities. Refer to Note 28 for a detailed discussion of related party transactions. The Organization for Economic Cooperation and Development (OECD) is an international organization of countries which are committed to market-oriented economic policies, including the promotion of private enterprise and free market prices, liberal trade policies, and the absence of exchange controls. The OECD consists of 29 industrialized countries that are located primarily in Western Europe and North America, as well as Australia, Japan, New Zealand and South Korea. For regulatory capital purposes, domestic and foreign bank regulators generally assign OECD country central governments, their agencies and their central banks a credit risk weighting of zero percent, which means that no credit risk capital is required to support their financial instruments. OECD country banks are assigned the next lowest credit risk weighting (20 percent) by these regulators. Within all other counterparties, approximately 55 percent was collateralized by cash and U.S. government securities.


                               Bankers Trust Corporation and its Subsidiaries 51

- --------------------------------------------------------------------------------

      The following table reflects the aggregate credit risk by groups of counterparties, as defined by SFAS 105, relating to on- and off-balance sheet financial instruments, including derivatives, at December 31, 2000 and 1999.

Credit Risk

                                           On-Balance    Off-Balance
(in millions)                                   Sheet          Sheet       Total
- --------------------------------------------------------------------------------
2000
- --------------------------------------------------------------------------------
Significant concentrations(1)
  Deutsche Bank entities(2)                   $25,033        $ 4,752    $ 29,785
  OECD country banks                            2,230          1,541       3,771
  OECD country governments                        730             --         730
- --------------------------------------------------------------------------------
Total significant concentrations               27,993          6,293      34,286
All other(3)                                   20,473         57,467      77,940
- --------------------------------------------------------------------------------
Total                                         $48,466        $63,760    $112,226
================================================================================
1999
- --------------------------------------------------------------------------------
Significant concentrations(1)
  Deutsche Bank entities(2)                   $11,990        $    --    $ 11,990
  OECD country banks                            9,752          3,541      13,293
  OECD country governments                      4,975             --       4,975
- --------------------------------------------------------------------------------
Total significant concentrations               26,717          3,541      30,258
All other(3)                                   27,370         57,842      85,212
- --------------------------------------------------------------------------------
Total                                         $54,087        $61,383    $115,470
================================================================================

(1)   For these purposes, Poland has been excluded from the OECD categories.

(2) Included in the on-balance sheet component of this category was approximately $8 billion and $5 billion at December 31, 2000 and 1999, respectively, that was collateralized by cash and U.S. government securities.

(3) The "all other" category of credit risk is diversified with respect to type of obligor and counterparty. Included in the off-balance sheet component of this category at December 31, 2000 was approximately $43 billion that was collateralized by cash and U.S. government securities and approximately $12 billion of unused commitments to extend credit, approximately $4 billion of which expire in one year or less. The corresponding amounts for December 31, 1999 were $36 billion, $18 billion and $7 billion, respectively.

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

- --------------------------------------------------------------------------------

      The following are the estimated fair values of the Corporation's financial instruments followed by a general description of the methods and assumptions used to estimate such fair values.

Fair Value of Financial Instruments
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                  Underlying           Effect of         Total     Fair Value Over
(in millions) December 31, 2000                      Book Value   Fair Value  End-User Derivative   Fair Value  (Under) Book Value
- ----------------------------------------------------------------------------------------------------------------------------------
Financial Assets, Including Hedges
Cash and due from banks                                 $ 1,921      $ 1,921                $  --      $ 1,921               $  --
Interest-bearing deposits with banks                      8,905        8,905                   --        8,905                  --
Securities purchased under resale agreements              8,310        8,310                   --        8,310                  --
Trading assets (see Notes 3 and 23)                      13,390       13,390                   --       13,390                  --
Securities available for sale (see Note 4)                  252          252                   --          252                  --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit, net       21,956       21,951                   --       21,951                  (5)
Customer receivables                                        308          308                   --          308                  --
Due from customers on acceptances                           254          254                   --          254                  --
Accounts receivable and accrued interest                  2,954        2,954                   --        2,954                  --
Other financial assets                                    1,477        1,476                   --        1,476                  (1)
Financial Liabilities, Including Hedges
Noninterest-bearing deposits                              4,231        4,231                   --        4,231                  --
Interest-bearing deposits                                11,523       11,588                 (268)      11,320                (203)
Trading liabilities (see Notes 3 and 23)                  3,081        3,081                   --        3,081                  --
Securities loaned and securities sold
  under repurchase agreements                               109          109                   --          109                  --
Other short-term borrowings                              18,498       18,498                   (2)      18,496                  (2)
Acceptances outstanding                                     254          254                   --          254                  --
Other financial liabilities                                 527          527                   --          527                  --
Long-term debt*                                          12,650       12,711                 (163)      12,548                (102)
- ----------------------------------------------------------------------------------------------------------------------------------
(in millions) December 31, 1999
- ----------------------------------------------------------------------------------------------------------------------------------
Financial Assets, Including Hedges
Cash and due from banks                                 $ 3,212      $ 3,212                $  --      $ 3,212               $  --
Interest-bearing deposits with banks                      4,693        4,693                   --        4,693                  --
Federal funds sold                                        2,472        2,472                   --        2,472                  --
Securities purchased under resale agreements              6,764        6,766                   --        6,766                   2
Trading assets (see Notes 3 and 23)                      19,017       19,017                   --       19,017                  --
Securities available for sale (see Note 4)                3,252        3,238                   14        3,252                  --
Loans (excluding leases), commitments to
  extend credit and standby letters of credit, net       18,602       18,813                   (3)      18,810                 208
Customer receivables                                        306          306                   --          306                  --
Due from customers on acceptances                           262          262                   --          262                  --
Accounts receivable and accrued interest                  2,307        2,307                   --        2,307                  --
Other financial assets                                    3,030        3,175                   --        3,175                 145
Financial Liabilities, Including Hedges
Noninterest-bearing deposits                              4,989        4,989                   --        4,989                  --
Interest-bearing deposits                                18,480       18,217                  171       18,388                 (92)
Trading liabilities (see Notes 3 and 23)                  5,266        5,266                   --        5,266                  --
Securities loaned and securities sold
  under repurchase agreements                                56           56                   --           56                  --
Other short-term borrowings                              11,540       11,542                   --       11,542                   2
Acceptances outstanding                                     266          266                   --          266                  --
Other financial liabilities                               5,208        5,208                   --        5,208                  --
Long-term debt*                                          16,434       16,329                  109       16,438                   4
==================================================================================================================================

*     Includes trust preferred capital securities.

      A discussion of the nature, objectives and strategies for using end-user derivatives can be found in Note 23.


                               Bankers Trust Corporation and its Subsidiaries 53

- --------------------------------------------------------------------------------

      The following table provides the gross unrealized gains and losses for end-user derivatives. Gross unrealized gains and losses for hedges of securities available for sale are recognized in the financial statements with the offset as an adjustment to securities valuation allowance in stockholders' equity. Gross unrealized gains and losses for hedges of loans, interest-bearing deposits, other short-term borrowings and long-term debt are not yet recognized in the financial statements.

- -----------------------------------------------------------------------------------------------------------------
                                 Securities                  Interest-        Other
                                  available                    bearing   short-term          Long-
(in millions) December 31, 2000    for sale       Loans       deposits   borrowings      term debt(1)       Total
- -----------------------------------------------------------------------------------------------------------------
Interest Rate Swaps(2)
Pay Variable
    Unrealized Gain                     $--         $--          $ 273          $ 2          $ 309          $ 584
    Unrealized (Loss)                    --          --            (14)          --           (166)          (180)
- -----------------------------------------------------------------------------------------------------------------
Pay Variable Net                         --          --            259            2            143            404
- -----------------------------------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                      --          --             20           --             --             20
    Unrealized (Loss)                    --          --            (10)          --             (5)           (15)
- -----------------------------------------------------------------------------------------------------------------
Pay Fixed Net                            --          --             10           --             (5)             5
- -----------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                  --          --            293            2            309            604
  Total Unrealized (Loss)                --          --            (24)          --           (171)          (195)
- -----------------------------------------------------------------------------------------------------------------
Total Net                               $--         $--          $ 269          $ 2          $ 138          $ 409
=================================================================================================================
Forward Rate Agreements
  Unrealized Gain                       $--         $--          $  --          $--          $  --          $  --
  Unrealized (Loss)                      --          --             --           --             --             --
- -----------------------------------------------------------------------------------------------------------------
  Net                                   $--         $--          $  --          $--          $  --          $  --
=================================================================================================================
Currency Swaps and Forwards
  Unrealized Gain                       $--         $--          $  --          $--          $  58          $  58
  Unrealized (Loss)                      --          --             (1)          --            (33)           (34)
- -----------------------------------------------------------------------------------------------------------------
  Net                                   $--         $--          $  (1)         $--          $  25          $  24
=================================================================================================================
Total Unrealized Gain                   $--         $--          $ 293          $ 2          $ 367          $ 662
Total Unrealized (Loss)                  --          --            (25)          --           (204)          (229)
- -----------------------------------------------------------------------------------------------------------------
Total Net                               $--         $--          $ 268          $ 2          $ 163          $ 433
=================================================================================================================
(in millions) December 31, 1999
- -----------------------------------------------------------------------------------------------------------------
Interest Rate Swaps(2)
  Pay Variable
    Unrealized Gain                     $--         $--          $  44          $ 3          $  25          $  72
    Unrealized (Loss)                    --          (2)          (256)          (3)          (171)          (432)
- -----------------------------------------------------------------------------------------------------------------
Pay Variable Net                         --          (2)          (212)          --           (146)          (360)
- -----------------------------------------------------------------------------------------------------------------
Pay Fixed
    Unrealized Gain                       1          --             58           --              7             66
    Unrealized (Loss)                    --          --            (17)          --             --            (17)
- -----------------------------------------------------------------------------------------------------------------
Pay Fixed Net                             1          --             41           --              7             49
- -----------------------------------------------------------------------------------------------------------------
  Total Unrealized Gain                   1          --            102            3             32            138
  Total Unrealized (Loss)                --          (2)          (273)          (3)          (171)          (449)
- -----------------------------------------------------------------------------------------------------------------
Total Net                               $ 1         $(2)         $(171)         $--          $(139)         $(311)
=================================================================================================================
Forward Rate Agreements
  Unrealized Gain                       $ 1         $--          $  --          $--          $  --          $   1
  Unrealized (Loss)                      --          --             --           --             --             --
- -----------------------------------------------------------------------------------------------------------------
  Net                                   $ 1         $--          $  --          $--          $  --          $   1
=================================================================================================================
Currency Swaps and Forwards
  Unrealized Gain                       $12         $--          $  --          $--          $  54          $  66
  Unrealized (Loss)                      --          (1)            --           --            (24)           (25)
- -----------------------------------------------------------------------------------------------------------------
  Net                                   $12         $(1)         $  --          $--          $  30          $  41
=================================================================================================================
Total Unrealized Gain                   $14         $--          $ 102          $ 3          $  86          $ 205
Total Unrealized (Loss)                  --          (3)          (273)          (3)          (195)          (474)
- -----------------------------------------------------------------------------------------------------------------
Total Net                               $14         $(3)         $(171)         $--          $(109)         $(269)
=================================================================================================================

(1)   Includes trust preferred capital securities.

(2)   Includes swaps with embedded options to cancel.


54 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      The unrealized gains and losses on these hedges were determined on the basis of valuation pricing models which take into account current market and contractual prices of the underlying instruments, as well as time value and yield curve or volatility factors underlying the positions.

      The remaining maturities of the notional amounts of end-user derivatives at December 31, 2000 and December 31, 1999 were as follows:

December 31, 2000              Interest      Foreign                       Total
(in millions)                      Rate     Currency      Equity        Notional
Notional Amount Maturing In:       Risk         Risk*       Risk          Amount
- --------------------------------------------------------------------------------
2001                            $ 9,016         $333         $--         $ 9,349
2002-2003                         3,358          405          --           3,763
2004-2005                           499           68          --             567
2006 and thereafter               6,380           79          --           6,459
- --------------------------------------------------------------------------------
Total                           $19,253         $885         $--         $20,138
================================================================================

December 31, 1999              Interest      Foreign                       Total
(in millions)                      Rate     Currency      Equity        Notional
Notional Amount Maturing In:       Risk         Risk*       Risk          Amount
================================================================================
2000                            $26,641       $1,956         $--         $28,597
2001-2002                         3,518          628          --           4,146
2003-2004                         1,470           57          --           1,527
2005 and thereafter               6,788           99          --           6,887
- --------------------------------------------------------------------------------
Total                           $38,417       $2,740         $--         $41,157
================================================================================

* Currency swaps and currency forwards are primarily based upon EURO/U.S. dollar contracts.

      For pay variable and pay fixed interest rate swaps entered into as an end user, the weighted average receive rate and pay rate (interest rates were based on the weighted averages of both U.S. and non-U.S. currencies) by maturity and corresponding notional amounts at December 31, 2000 and December 31, 1999 were as follows:

- ------------------------------------------------------------------------------------------------------------------------------------
December 31, 2000                               Paying Variable                              Paying Fixed
                                                ---------------                              ------------
(in millions)                          Notional         Receive         Pay       Notional        Receive          Pay         Total
Notional Amount Maturing In:             Amount            Rate        Rate         Amount           Rate         Rate      Notional
- ------------------------------------------------------------------------------------------------------------------------------------
2001                                    $ 8,625            6.53%       5.70%        $  391           6.71%        6.68%      $ 9,016
2002-2003                                 2,864            6.81        6.68            494           6.72         6.80         3,358
2004-2005                                   491            6.82        6.69              8           6.61         7.78           499
2006 and thereafter                       5,907            6.85        6.62            473           6.64         6.51         6,380
- ------------------------------------------------------------------------------------------------------------------------------------
Total                                   $17,887                                     $1,366                                   $19,253
====================================================================================================================================

All rates were those in effect at December 31, 2000. Variable rates are primarily based on LIBOR or Federal funds rate and may change significantly, affecting future cash flows.

- ------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                               Paying Variable                              Paying Fixed
                                                ---------------                              ------------
(in millions)                          Notional         Receive         Pay       Notional        Receive          Pay         Total
Notional Amount Maturing In:             Amount            Rate        Rate         Amount           Rate         Rate      Notional
- ------------------------------------------------------------------------------------------------------------------------------------
2000                                    $23,569            5.79%       5.78%        $3,066           6.09%        5.82%      $26,635
2001-2002                                 3,194            6.45        5.96            316           6.46         6.16         3,510
2003-2004                                 1,301            6.26        5.98            168           6.33         6.23         1,469
2005 and thereafter                       6,240            6.36        6.26            550           6.24         6.24         6,790
- ------------------------------------------------------------------------------------------------------------------------------------
Total                                   $34,304                                     $4,100                                   $38,404
====================================================================================================================================

All rates were those in effect at December 31, 1999. Variable rates are primarily based on LIBOR or Federal funds rate and may change significantly, affecting future cash flows.

      The effect of these end-user derivatives was a net decrease in revenue of $53 million for the year ended December 31, 2000 and a net increase in revenue of $206 million for the year ended December 31, 1999.

      The Corporation has reviewed its other categories of off-balance sheet instruments (forward-dated assets and liabilities, securities lending indemnifications and securities borrowed) accounted for at cost and has determined that, in the case of each such category, the unrealized gain or loss on such instruments at both December 31, 2000 and 1999 was not material.

Methods and Assumptions

For short-term financial instruments, defined as those with remaining maturities of 90 days or less, the carrying amount was considered to be a reasonable estimate of fair value. The following instruments were predominantly short-term:

Assets                            Liabilities
- --------------------------------------------------------------------------------
Cash and due from banks           Interest-bearing deposits
Interest-bearing deposits         Securities loaned and securities
  with banks                        sold under repurchase agreements
Federal funds sold                Other short-term borrowings
Securities purchased under        Acceptances outstanding
  resale agreements               Other financial liabilities
Securities borrowed
Customer receivables
Due from customers
  on acceptances
Accounts receivable and
  accrued interest

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


                               Bankers Trust Corporation and its Subsidiaries 55

- --------------------------------------------------------------------------------

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

      Other financial liabilities consisted primarily of accounts payable and accrued expenses at both December 31, 2000 and 1999.

      The fair value of long-term debt was estimated by using market quotes as well as discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.

Note 26--Condensed Bankers Trust Financial Statements

Condensed Statement of Income
(in millions) Year Ended December 31,               2000       1999        1998
- -------------------------------------------------------------------------------
Revenue
Dividends
  Banks                                           $   --    $    --     $   502
  Nonbanks                                            74        118         537
Interest from subsidiaries                           660        498         816
Other interest                                        --        118         314
Trading                                               55       (205)       (535)
Securities available for sale gains                   --         --          39
Other                                                773       (154)         40
- -------------------------------------------------------------------------------
Total revenue                                      1,562        375       1,713
- -------------------------------------------------------------------------------
Expenses
Interest to subsidiaries                             557        253         362
Other interest                                       503        696       1,017
Other                                                176        271         175
- --------------------------------------------------------------------------------
Total expenses                                     1,236      1,220       1,554
- --------------------------------------------------------------------------------
Income before income taxes and
  equity in undistributed income
  of subsidiaries and affiliates                     326       (845)        159
Income taxes (benefit)                               164       (409)       (465)
Income before equity in undistributed
  income of subsidiaries and affiliates              162       (436)        624
Equity in undistributed (loss) income
  of subsidiaries and affiliates                     350     (1,167)       (697)
- -------------------------------------------------------------------------------
Net Income (Loss)                                 $  512    $(1,603)    $   (73)
===============================================================================

Condensed Balance Sheet
(in millions) December 31,                                      2000        1999
- --------------------------------------------------------------------------------
Assets
Cash and due from banks                                      $     4     $     3
Interest-bearing deposits with bank subsidiaries               7,575       3,219
Trading assets                                                   179         187
Securities available for sale                                     --           4
Loans                                                             27         153
Investments in subsidiaries and affiliates
  Banks                                                        6,265       5,840
  Nonbanks                                                     1,037       1,387
Receivables from subsidiaries and affiliates
  Banks                                                          202         468
  Nonbanks                                                     5,883       9,320
Accounts receivable and accrued interest                          53         215
Other assets                                                   2,799       1,336
- --------------------------------------------------------------------------------
Total assets                                                 $24,024     $22,132
================================================================================
Liabilities and Stockholder's Equity
Trading liabilities                                          $   104     $    29
Other short-term borrowings                                    8,927       4,806
Payables to subsidiaries and affiliates
  Banks                                                           67          51
  Nonbanks                                                     5,524       5,977
Other liabilities                                                214         296
Long-term debt                                                 4,806       6,623
- --------------------------------------------------------------------------------
Total liabilities                                             19,642      17,782
- --------------------------------------------------------------------------------
Total stockholder's equity                                     4,382       4,350
- --------------------------------------------------------------------------------
Total liabilities and stockholder's equity                   $24,024     $22,132
================================================================================


56 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

Condensed Statement of Cash Flows
(in millions) Year Ended December 31,                2000       1999       1998
- -------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                 $   512    $(1,603)   $   (73)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Equity in undistributed loss
      (income) of subsidiaries and affiliates        (350)     1,167        697
    Deferred income taxes                             303       (235)      (165)
    Net change in trading assets                        8        770      4,816
    Net change in trading liabilities                  75        (43)      (240)
    Securities available for sale gains                --         --        (39)
    Other, net                                       (911)      (375)       (29)
- -------------------------------------------------------------------------------
Net cash (used in) provided by
  operating activities                               (363)      (319)     4,967
- -------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in:
  Interest-bearing deposits with
    bank subsidiaries                              (4,356)        17     (1,033)
  Securities purchased under resale agreements
    with nonbank subsidiary                            --        (17)      (475)
  Short-term notes receivable from
    subsidiaries and affiliates                       634        737      2,304
Securities available for sale:
  Purchases                                            --       (434)    (5,627)
  Maturities and other redemptions                     --        161        268
  Sales                                                 4      2,431      4,924
Increases in long-term notes receivable
  from subsidiaries                                (1,445)    (1,440)    (9,843)
Decreases in long-term notes receivable
  from subsidiaries                                 4,738      2,196      7,607
Capital contributed to subsidiaries and affiliates   (455)      (501)    (1,158)
Return of capital from subsidiaries and affiliates     43        884         25
Other, net                                            299        (78)        90
- -------------------------------------------------------------------------------
Net cash (used in) provided by investing
  activities                                         (538)     3,956     (2,918)
- -------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net change in:
  Commercial paper and other
    short-term borrowings                          (1,509)    (3,663)    (1,609)
  Short-term notes payable to subsidiaries          4,596        216       (618)
Issuance of long-term notes payable
  to subsidiaries                                      --        (10)        (1)
Issuance of long-term debt                              5         --      2,078
Repayments of long-term debt                       (1,822)    (1,326)      (792)
Redemption/repurchase of preferred stock             (375)       (18)      (264)
Purchases of treasury stock                            --        (71)      (618)
Cash dividends paid                                   (19)      (216)      (421)
Capital contribution from Taunus                       --      1,400         --
Other, net                                             26         25        128
- -------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                902     (3,663)    (2,117)
- -------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and
  Due From Banks                                        1        (26)       (68)
Cash and due from banks, beginning of year              3         29         97
- -------------------------------------------------------------------------------
Cash and due from banks, end of year              $     4    $     3    $    29
===============================================================================
Interest paid                                     $   759    $   975    $ 1,388
===============================================================================
Income taxes paid                                 $    --    $    15    $    81
===============================================================================
Noncash financing activity:
  Conversion of debt to equity                    $    --    $    --    $    15
===============================================================================

Note 27--Bankers Trust Company Consolidated Summarized Financial Information

Consolidated Statement of Income
(in millions) Year Ended December 31,                2000       1999       1998
- -------------------------------------------------------------------------------
Net Interest Revenue
Interest revenue                                  $ 2,620    $ 3,399    $ 5,727
Interest expense                                    1,715      2,429      4,371
- -------------------------------------------------------------------------------
Net Interest Revenue                                  905        970      1,356
Provision for credit losses--loans                    (21)       (41)        40
- -------------------------------------------------------------------------------
Net Interest Revenue After Provision
  For Credit Losses--Loans                            926      1,011      1,316
- -------------------------------------------------------------------------------
Noninterest Revenue
Trading                                                46        (50)        --
Fiduciary and funds management                        659        882        919
Corporate finance fees                                128        292        473
Other fees and commissions                            264        383        480
Securities available for sale losses                   (2)      (153)      (141)
Other                                                 233      1,294        427
- -------------------------------------------------------------------------------
Total noninterest revenue                           1,328      2,648      2,158
- -------------------------------------------------------------------------------
Noninterest Expenses
Salaries and commissions                              394        788        947
Incentive compensation and
  employee benefits*                                  373      1,451        950
Agency and other professional service fees            194        363        549
Communication and data services                        75        155        164
Occupancy, net                                         98        178        183
Furniture and equipment                               123        197        213
Travel and entertainment                               39         76        112
Other                                                 400        347        393
Restructuring and other related activities            (41)       606         --
- -------------------------------------------------------------------------------
Total noninterest expenses                          1,655      4,161      3,511
- -------------------------------------------------------------------------------
Income (loss) before income taxes                     599       (502)       (37)
Income taxes                                          186        579         41
- -------------------------------------------------------------------------------
Net Income (Loss)                                 $   413    $(1,081)   $   (78)
===============================================================================
*     1999 includes change-of-control related costs.

      In the normal course of business, BTCo enters into various transactions with Bankers Trust and Bankers Trust's other subsidiaries. Included in the above financial statements were the following transactions and balances with such affiliates.

(in millions) Year Ended December 31,                   2000      1999      1998
- --------------------------------------------------------------------------------
Interest revenue                                        $ 20      $246      $824
Interest expense                                         208       213       346
Noninterest revenue                                      239       500       343
Noninterest expenses                                      77       151       321

(in millions) December 31,                                   2000           1999
- --------------------------------------------------------------------------------
Interest-earning assets                                    $  483         $   93
Noninterest-earning assets                                     67            313
Interest-bearing liabilities                                6,164          3,785
Noninterest-bearing liabilities                                69            616


                               Bankers Trust Corporation and its Subsidiaries 57

- --------------------------------------------------------------------------------

Consolidated Balance Sheet
($ in millions, except par values) December 31,                2000        1999
- -------------------------------------------------------------------------------
Assets
Cash and due from banks                                    $  1,419    $  3,205
Interest-bearing deposits with banks                          1,423       1,850
Federal funds sold                                              229       2,545
Securities purchased under resale agreements                  8,296       6,694
Trading assets                                               12,779      12,551
Securities available for sale                                   110       3,017
Loans, net of allowance for credit losses of $405
   at December 31, 2000 and $477 at December 31, 1999        15,891      17,014
Due from customers on acceptances                               254         262
Accounts receivable and accrued interest                      1,245       1,233
Other assets                                                  2,677       2,785
- -------------------------------------------------------------------------------
Total assets                                               $ 44,323    $ 51,156
===============================================================================
Liabilities
Noninterest-bearing deposits
  Domestic offices                                         $  3,195    $  2,815
  Foreign offices                                             1,043       2,404
Interest-bearing deposits
  Domestic offices                                            9,775      10,719
  Foreign offices                                             5,146      10,351
- -------------------------------------------------------------------------------
      Total deposits                                         19,159      26,289
Trading liabilities                                           1,814       2,950
Securities loaned and securities sold under
  repurchase agreements                                          93          50
Other short-term borrowings                                  10,940       7,162
Acceptances outstanding                                         254         266
Accounts payable and accrued expenses                         1,700       2,396
Other liabilities, including allowance for credit
  losses of $22 at December 31, 2000 and $24
  at December 31, 1999                                        1,550       2,243
Long-term debt not included in risk-based capital             1,882       3,192
Long-term debt included in risk-based capital                   116         174
Mandatorily redeemable capital securities of subsidiary
  trust holding solely junior subordinated deferrable
  interest debentures included in risk-based capital            218         245
- -------------------------------------------------------------------------------
Total liabilities                                            37,726      44,967
- -------------------------------------------------------------------------------
Stockholders' Equity
Floating rate non-cumulative preferred stock--
  Series A, $1 million par value
  Authorized, issued and outstanding: 1,500 shares            1,500       1,500
Common stock, $10 par value;
  Authorized, issued and outstanding: 212,730,867 shares      2,127       2,127
Capital surplus                                                 584         542
Retained earnings                                             2,467       2,055
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities available
    for sale, net of taxes                                        5          (2)
  Foreign currency translation, net of taxes                    (86)        (33)
- -------------------------------------------------------------------------------
Total stockholders' equity                                    6,597       6,189
- -------------------------------------------------------------------------------
Total liabilities and stockholders' equity                 $ 44,323    $ 51,156
===============================================================================

      See Note 9 for details of BTCo's long-term debt issued to nonaffiliates.

Note 28--Related Party Transactions

In conjunction with the Acquisition and subsequent integration of the Corporation into Deutsche Bank's management structure, the Corporation has entered into various related party transactions with Deutsche Bank and its affiliated entities. As previously mentioned, the Corporation transferred BTH on September 29, 2000 and BTAB and substantially all of its interest in BTI on June 5, 1999, to Deutsche Bank entities. This resulted in the transfer of approximately $1.1 billion and $2.5 billion of net assets, respectively. In addition, the Corporation has transferred at fair market value certain other entities and financial assets and liabilities to Deutsche Bank entities. In order to realign the Corporation's businesses with the Deutsche Bank management structure, the Corporation will continue to transfer other financial assets and liabilities and entities as necessary.

      In connection with the sale of BTAL to the Principal Financial Group ("Principal"), Deutsche Bank provided various representations and warranties to Principal.

      The Corporation also has related party balances with Deutsche Bank or affiliated companies. These balances generally include interest-bearing deposits with banks, securities purchased under resale agreements, securities borrowed, securities loaned and securities sold under repurchase agreements, other short-term borrowings, and derivative contracts. The Corporation's results from operations may not necessarily be indicative of results that would have existed had the Corporation operated as an unaffiliated entity. These transactions are entered into in the ordinary course of business.

      Included in the Corporation's financial statements were the following balances with such affiliates.

(in millions)                            December 31, 2000     December 31, 1999
- --------------------------------------------------------------------------------
Interest-earning assets                            $22,230               $10,843
Noninterest-earning assets                           2,803                 1,147
Interest-bearing liabilities                        14,507                 6,568
Noninterest-bearing liabilities                      4,815                   139


58 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

Note 29--Litigation

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

      In January 2001, Bankers Trust Company, or affiliates of Bankers Trust Company, were named as defendant in six actions (three of which are brought as class actions) filed in the Superior Court of the State of California, County of Los Angeles (Stuber, et al. v. Merrill Lynch, Pierce, Fenner & Smith, et al.; Walls, et al. v. Stanwich Financial Services Corp., et al.; Schultz, et al. v. Stanwich Financial Services Corp., et al.; Havlik, et al. v. Morgan Stanley Dean Witter & Co., et al.; Gomes, et al. v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al.; Rodriguez v. Tuftco Corp., et al.). The complaints allege, among other things, fraud, conversion, negligence and breach of contract against numerous defendants (including Bankers Trust Company) in connection with the alleged misuse of certain funds established in connection with certain structured settlement agreements entered into pursuant to settlements between insurers and accident victims. Bankers Trust Company acted as a nominal "trustee" under these agreements, as did certain of the other defendants. The complaints seek unspecified compensatory and punitive damages and certain other relief. The Corporation believes it has meritorious defenses and intends to defend these matters vigorously.

      In addition to the matters described above, various legal actions and proceedings involving Bankers Trust and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.


                               Bankers Trust Corporation and its Subsidiaries 59

- --------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
- --------------------------------------------------------------------------------

The Board of Directors and Stockholder of
Bankers Trust Corporation:

We have audited the accompanying consolidated balance sheet of Bankers Trust Corporation (formerly Bankers Trust New York Corporation) and Subsidiaries (the "Corporation," a wholly owned indirect subsidiary of Deutsche Bank AG) as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/S/ KPMG LLP
KPMG LLP

New York, New York
January 31, 2001


60 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------
                           SUPPLEMENTAL FINANCIAL DATA
- --------------------------------------------------------------------------------

The statistical data on pages 61 through 64 should be read in conjunction with the Financial Review and the financial statements included elsewhere in this Annual Report.

      In the opinion of management, all material adjustments necessary for a fair presentation of the results of operations for the interim periods have been made.

- --------------------------------------------------------------------------------

Average Balances, Interest and Average Rates

The following table shows the major consolidated assets and liabilities, together with their respective interest amounts and rates earned or paid by the Corporation. Cash basis and renegotiated loans are included in the averages to determine an effective yield on all loans. The average balances are principally daily averages.

- ---------------------------------------------------------------------------------------------------------------
                                                            2000                               1999
                                             ------------------------------      ------------------------------
                                             Average                Average      Average                Average
($ in millions)                              Balance    Interest       Rate      Balance   Interest        Rate
- ---------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks
  In domestic offices                        $ 6,068      $  434       7.15%     $ 1,211     $   56        4.62%
  In foreign offices                           1,514         185      12.22%       3,254        253        7.78%
Federal funds sold (in domestic offices)       1,589         100       6.29%       3,146        160        5.09%
Securities purchased under resale
  agreements
   In domestic offices                         1,296         115       8.87%       8,386        545        6.50%
   In foreign offices                            625          14       2.24%       3,270        130        3.98%
- ----------------------------------------------------------------                 ------------------
Total securities purchased under
  resale agreements                            1,921         129       6.72%      11,656        675        5.79%
Securities borrowed
   In domestic offices                            --          --                   7,254        312        4.30%
   In foreign offices                             --          --                     691         71       10.27%
- ----------------------------------------------------------------                 ------------------
Total securities borrowed                         --          --                   7,945        383        4.82%
Trading assets
   In domestic offices (1)                     4,741         369       7.78%       6,118        489        7.99%
   In foreign offices                          9,342         552       5.91%       7,006        431        6.15%
- ----------------------------------------------------------------                 ------------------
Total trading assets (1)                      14,083         921       6.54%      13,124        920        7.01%
Securities available for sale
   In domestic offices
      Taxable                                    472          44       9.32%       2,398        171        7.13%
      Exempt from federal income taxes (1)        16           1       6.25%         676         25        3.70%
   In foreign offices
      Taxable                                    527          25       4.74%       3,460        191        5.52%
      Exempt from federal income taxes (1)        --          --                      35          8       22.86%
- ----------------------------------------------------------------                 ------------------
Total securities available for sale (1)        1,015          70       6.90%       6,569        395        6.01%
Loans
   In domestic offices
      Commercial and industrial                8,215         706       8.59%       6,674        492        7.37%
      Financial institutions                   1,950         115       5.90%       1,467        106        7.23%
      Secured by real estate                   1,359         118       8.68%       1,344        113        8.41%
      Other (1)                                8,685         630       7.25%       4,720        298        6.31%
- ----------------------------------------------------------------                 ------------------
      Total in domestic offices (1)           20,209       1,569       7.76%      14,205      1,009        7.10%
   In foreign offices                          2,486         161       6.48%       7,346        482        6.56%
- ----------------------------------------------------------------                 ------------------
Total loans, excluding fees (1)               22,695       1,730       7.62%      21,551      1,491        6.92%
   Loan fees                                      --          42                      --         31
- ----------------------------------------------------------------                 ------------------
Total loans, including fees (1)               22,695       1,772       7.81%      21,551      1,522        7.06%
- ----------------------------------------------------------------                 ------------------
Customer receivables
  (in domestic offices)                          351          27       7.69%         955         70        7.33%
- ----------------------------------------------------------------                 ------------------
Total Interest-Earning Assets(1)              49,236      $3,638       7.39%      69,411     $4,434        6.39%
                                                          ======                             ======
Cash and due from banks                        1,996                               2,264
Noninterest-earning trading assets             4,157                              15,008
Due from customers on acceptances                260                                 253
All other assets                               8,400                              10,266
Allowance for credit losses--loans              (415)                               (564)
- ----------------------------------------------------                             -------
Total Assets                                 $63,634                             $96,638
====================================================                             =======
% of assets attributable to foreign offices       23%                                 41%

- --------------------------------------------------------------------------
                                                           1998
                                              ----------------------------
                                              Average              Average
($ in millions)                               Balance  Interest       Rate
- --------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks
  In domestic offices                        $    121    $   46      38.02%
  In foreign offices                            3,195       264       8.26%
Federal funds sold (in domestic offices)        3,865       211       5.46%
Securities purchased under resale
  agreements
   In domestic offices                         15,254     1,200       7.87%
   In foreign offices                           8,175       435       5.32%
- ---------------------------------------------------------------
Total securities purchased under
  resale agreements                            23,429     1,635       6.98%
Securities borrowed
   In domestic offices                         21,080     1,096       5.20%
   In foreign offices                           2,640       126       4.77%
- ---------------------------------------------------------------
Total securities borrowed                      23,720     1,222       5.15%
Trading assets
   In domestic offices (1)                     10,334       973       9.42%
   In foreign offices                          19,685     1,423       7.23%
- ---------------------------------------------------------------
Total trading assets (1)                       30,019     2,396       7.98%
Securities available for sale
   In domestic offices
      Taxable                                   6,090       403       6.62%
      Exempt from federal income taxes (1)      1,602        56       3.50%
   In foreign offices
      Taxable                                   4,319       230       5.33%
      Exempt from federal income taxes (1)         84        10      11.90%
- ---------------------------------------------------------------
Total securities available for sale (1)        12,095       699       5.78%
Loans
   In domestic offices
      Commercial and industrial                 5,182       386       7.45%
      Financial institutions                    1,306        89       6.81%
      Secured by real estate                    1,650       132       8.00%
      Other (1)                                 3,651       230       6.30%
- ---------------------------------------------------------------
      Total in domestic offices (1)            11,789       837       7.10%
   In foreign offices                          10,789       844       7.82%
- ---------------------------------------------------------------
Total loans, excluding fees (1)                22,578     1,681       7.45%
   Loan fees                                       --        30
- ---------------------------------------------------------------
Total loans, including fees (1)                22,578     1,711       7.58%
- ---------------------------------------------------------------
Customer receivables
  (in domestic offices)                         1,628       138       8.48%
- ---------------------------------------------------------------
Total Interest-Earning Assets(1)              120,650    $8,322       6.90%
                                                         ======
Cash and due from banks                         2,448
Noninterest-earning trading assets             28,233
Due from customers on acceptances                 485
All other assets                               10,741
Allowance for credit losses--loans               (686)
- -----------------------------------------------------
Total Assets                                 $161,871
=====================================================
% of assets attributable to foreign offices        46%

(1) Interest and average rates are presented on a fully taxable basis. The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments to interest revenue (which recognize the income tax savings on tax-exempt assets) was 44 percent for 2000, and 41 percent for 1999 and 1998.


                               Bankers Trust Corporation and its Subsidiaries 61

- --------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
                                                     2000                          1999                            1998
                                          --------------------------    --------------------------    -----------------------------
                                          Average            Average    Average            Average    Average               Average
($ in millions)                           Balance  Interest     Rate    Balance  Interest     Rate    Balance    Interest      Rate
- -----------------------------------------------------------------------------------------------------------------------------------
Liabilities and
   Stockholders' Equity
Interest-bearing deposits
   In domestic offices
      Time deposits                       $ 3,646    $  207     5.68%   $ 8,006    $  431     5.38%  $ 15,203      $  879      5.78%
      Other                                 6,238       351     5.63%     6,658       263     3.95%     6,993         304      4.35%
- -----------------------------------------------------------             -----------------            --------------------
      Total in domestic offices             9,884       558     5.65%    14,664       694     4.73%    22,196       1,183      5.33%
   In foreign offices
      Deposits from banks in
       foreign countries                      327        28     8.56%     3,283       256     7.80%     6,430         471      7.33%
      Other time and savings deposits       4,785       403     8.42%     9,021       428     4.74%    10,474         458      4.37%
      Other                                   105         9     8.57%       388        46    11.86%     1,694          83      4.90%
- -----------------------------------------------------------             -----------------            --------------------
      Total in foreign offices              5,217       440     8.43%    12,692       730     5.75%    18,598       1,012      5.44%
- -----------------------------------------------------------             -----------------            --------------------
Total interest-bearing deposits            15,101       998     6.61%    27,356     1,424     5.21%    40,794       2,195      5.38%
Trading liabilities
   In domestic offices                         54         2     3.70%       286        33    11.54%     1,957         147      7.51%
   In foreign offices                          --        --       --      2,294        98     4.27%     5,762         315      5.47%
- -----------------------------------------------------------             -----------------            --------------------
Total trading liabilities                      54         2     3.70%     2,580       131     5.08%     7,719         462      5.99%
Securities loaned and securities sold
   under repurchase agreements
   In domestic offices                         58         5     8.62%     5,944       415     6.98%    19,881       1,458      7.33%
   In foreign offices                           8         1    12.50%     2,317       124     5.35%     8,851         439      4.96%
- -----------------------------------------------------------             -----------------            --------------------
Total securities loaned and securities
  sold under repurchase agreements             66         6     9.09%     8,261       539     6.52%    28,732       1,897      6.60%
Other short-term borrowings
   In domestic offices                     11,801       946     8.02%     9,889       556     5.62%    16,488         961      5.83%
   In foreign offices                         452        --       --      2,996       240     8.01%     5,109         366      7.16%
- -----------------------------------------------------------             -----------------            --------------------
Total other short-term borrowings          12,253       946     7.72%    12,885       796     6.18%    21,597       1,327      6.14%
Long-term debt
   In domestic offices                     14,197       839     5.91%     9,375       545     5.81%    10,056         581      5.78%
   In foreign offices                       2,363        82     3.47%     5,922        63     1.06%     7,284         340      4.67%
- -----------------------------------------------------------             -----------------            --------------------
Total long-term debt                       16,560       921     5.56%    15,297       608     3.97%    17,340         921      5.31%
- -----------------------------------------------------------             -----------------            --------------------
Trust preferred capital securities          1,373       115     8.38%     1,424       114     8.01%     1,455         117      8.04%
- -----------------------------------------------------------             -----------------            --------------------
Total Interest-Bearing
   Liabilities                             45,407    $2,988     6.58%    67,803    $3,612     5.33%   117,637      $6,919      5.88%
                                                     ======                        ======                          ======
Noninterest-bearing deposits
   In domestic offices                      2,804                         2,578                         2,766
   In foreign offices                       1,059                         1,597                         1,497
- -------------------------------------------------                       -------                      --------
Total noninterest-bearing deposits          3,863                         4,175                         4,263
Noninterest-bearing trading liabilities     3,902                        12,097                        23,706
Acceptances outstanding                       260                           218                           471
All other liabilities                       5,853                         7,856                        10,183
Preferred stock of subsidiary                  --                            --                           253
Stockholders' equity
   Preferred stock                            271                           393                           522
   Common stockholders' equity              4,078                         4,096                         4,836
- -------------------------------------------------                       -------                      --------
Total Liabilities and
   Stockholders' Equity                   $63,634                       $96,638                      $161,871
=================================================                       =======                      ========
% of liabilities attributable
   to foreign offices                          14%                           43%                           46%
Rate spread                                                      .81%                         1.06%                            1.02%
Net interest margin (net interest
   revenue to total interest-
   earning assets)
  In domestic offices                     $34,742    $  236     0.68%   $44,350    $  509     1.15%  $ 71,763      $  545      0.76%
  In foreign offices                       14,494       414     2.86%    25,061       313     1.25%    48,887         858      1.76%
- -----------------------------------------------------------             -----------------            --------------------
Total                                     $49,236    $  650     1.32%   $69,411    $  822     1.18%  $120,650      $1,403      1.16%
===========================================================             =================            ====================


62 Bankers Trust Corporation and its Subsidiaries

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

- ----------------------------------------------------------------------------------------------------------------------------
                                                                              2000/99                      1999/98
                                                                    -------------------------    ---------------------------
                                                                       Increase (decrease)           Increase (decrease)
                                                                        due to change in:             due to change in:
                                                                    -------------------------    ---------------------------
                                                                    Average  Average             Average  Average
(in millions)                                                       Balance     Rate    Total    Balance     Rate      Total
- ----------------------------------------------------------------------------------------------------------------------------
Consolidated
Interest Revenue
Interest-bearing deposits with banks                                $   247    $  63    $ 310    $    91    $ (92)   $    (1)
Federal funds sold                                                      (92)      32      (60)       (37)     (14)       (51)
Securities purchased under resale agreements                           (639)      93     (546)      (717)    (243)      (960)
Securities borrowed                                                    (383)      --     (383)      (765)     (74)      (839)
Trading assets                                                           65      (64)       1     (1,214)    (262)    (1,476)
Securities available for sale                                          (376)      51     (325)      (331)      27       (304)
Loans                                                                    84      166      250        (76)    (113)      (189)
Customer receivables                                                    (46)       3      (43)       (51)     (17)       (68)
- ----------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                               (1,140)     344     (796)    (3,100)    (788)    (3,888)
- ----------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                                              (745)     319     (426)      (702)     (69)      (771)
Trading liabilities                                                    (101)     (28)    (129)      (270)     (61)      (331)
Securities loaned and securities sold under repurchase agreements      (685)     152     (533)    (1,336)     (22)    (1,358)
Other short-term borrowings                                             (41)     191      150       (538)       7       (531)
Long-term debt                                                           54      259      313       (100)    (213)      (313)
Trust preferred capital securities                                       (4)       5        1         (2)      (1)        (3)
- ----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                               (1,522)     898     (624)    (2,948)    (359)    (3,307)
- ----------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                  $   382    $(554)   $(172)   $  (152)   $(429)   $  (581)
============================================================================================================================
Domestic Offices
Interest Revenue
Interest-bearing deposits with banks                                $   333    $  45    $ 378    $    83    $ (73)   $    10
Federal funds sold                                                      (92)      32      (60)       (37)     (14)       (51)
Securities purchased under resale agreements                           (578)     149     (429)      (472)    (184)      (656)
Securities borrowed                                                    (312)      --     (312)      (621)    (163)      (784)
Trading assets                                                         (107)     (13)    (120)      (353)    (131)      (484)
Securities available for sale                                          (213)      62     (151)      (293)      30       (263)
Loans                                                                   467      132      599        173      (23)       150
Customer receivables                                                    (46)       3      (43)       (51)     (17)       (68)
- ----------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                 (548)     410     (138)    (1,571)    (575)    (2,146)
- ----------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                                              (254)     118     (136)      (368)    (121)      (489)
Trading liabilities                                                     (17)     (14)     (31)      (167)      53       (114)
Securities loaned and securities sold under repurchase agreements      (489)      79     (410)      (976)     (67)    (1,043)
Other short-term borrowings                                             122      268      390       (372)     (33)      (405)
Long-term debt                                                          285        9      294        (40)       4        (36)
Trust preferred capital securities                                       (4)       5        1         (2)      (1)        (3)
Funds provided to foreign offices                                       174     (307)    (133)      (137)     418        281
Funds provided by foreign offices                                      (146)      79      (67)       (62)    (389)      (451)
- ----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                 (329)     237      (92)    (2,124)    (136)    (2,260)
- ----------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                  $  (219)   $ 173    $ (46)   $   553    $(439)   $   114
============================================================================================================================
Foreign Offices
Interest Revenue
Interest-bearing deposits with banks                                $  (173)   $ 105    $ (68)   $     5    $ (16)   $   (11)
Securities purchased under resale agreements                            (76)     (41)    (117)      (215)     (89)      (304)
Securities borrowed                                                     (71)      --      (71)      (135)      80        (55)
Trading assets                                                          139      (18)     121       (806)    (186)      (992)
Securities available for sale                                          (145)     (29)    (174)       (51)      10        (41)
Loans                                                                  (317)     (32)    (349)      (248)     (91)      (339)
- ----------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                 (643)     (15)    (658)    (1,450)    (292)    (1,742)
- ----------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                                              (542)     252     (290)      (337)      55       (282)
Trading liabilities                                                     (98)      --      (98)      (159)     (58)      (217)
Securities loaned and securities sold under repurchase agreements      (194)      71     (123)      (347)      32       (315)
Other short-term borrowings                                            (110)    (130)    (240)      (165)      39       (126)
Long-term debt                                                          (56)      75       19        (54)    (223)      (277)
Funds provided by domestic offices                                     (174)     307      133        137     (418)      (281)
Funds provided to domestic offices                                      146      (79)      67         62      389        451
- ----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                               (1,028)     496     (532)      (863)    (184)    (1,047)
- ----------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                                  $   385    $(511)   $(126)   $  (587)   $(108)   $  (695)
============================================================================================================================


                               Bankers Trust Corporation and its Subsidiaries 63

- --------------------------------------------------------------------------------

Deposits

The Corporation's certificates of deposit and other time deposits issued by domestic and foreign offices in amounts of $100,000 or more, together with their remaining maturities, and other interest-bearing deposits at December 31, 2000 were as follows:

- --------------------------------------------------------------------------------
(in millions)                                   Domestic     Foreign       Total
- --------------------------------------------------------------------------------
Certificates of deposit of $100,000 or more
  3 months or less                                $  196      $    2     $   198
  Over 3 through 6 months                             16          --          16
  Over 6 through 12 months                             3          --           3
  Over 12 months                                     944          --         944
- --------------------------------------------------------------------------------
Total                                              1,159           2       1,161
- --------------------------------------------------------------------------------
Other time deposits of $100,000 or more
  3 months or less                                    --         882         882
  Over 3 through 6 months                             16           6          22
  Over 6 through 12 months                            --          --          --
  Over 12 months                                      --          --          --
- --------------------------------------------------------------------------------
Total                                                 16         888         904
- --------------------------------------------------------------------------------
Other                                              7,474       1,984       9,458
- --------------------------------------------------------------------------------
Total interest-bearing deposits                   $8,649      $2,874     $11,523
================================================================================

Deposits by foreign depositors in domestic offices amounted to $1.1 billion, $1.5 billion and $1.4 billion at December 31, 2000, 1999 and 1998, respectively.


64 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------
                             DESCRIPTION OF BUSINESS
- --------------------------------------------------------------------------------

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

      In connection with the Acquisition, and in addition to the foregoing transactions, the Corporation has transferred and will continue to transfer certain entities/businesses and financial assets and liabilities to Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer.

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

      See Note 1 of Notes to Financial Statements for more information on the Acquisition by Deutsche Bank.

      Prior to the Acquisition, the Corporation was a global financial institution, providing products and services to its clients worldwide. Subsequent to the Acquisition and associated reorganization activities, the Corporation and its subsidiaries conduct their business primarily in the Americas, focusing their activities principally in the asset management, lending, institutional services and private banking businesses.

Bankers Trust Corporation

Bankers Trust Corporation is a registered bank holding company that was incorporated in 1965. Bankers Trust, which accounted for 18 percent of consolidated assets at December 31, 2000, is the parent of Bankers Trust Company ("BTCo" or the "Bank") and its other subsidiaries.

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

Disposition of Assets

On September 29, 2000, Bankers Trust transferred its wholly-owned subsidiary BT Holdings (New York), Inc. ("BTH") to DBUSH and Taunus. The transfer of BTH to DBUSH took the form of an exchange of stock pursuant to which BTH became a wholly-owned subsidiary of DBUSH. The Corporation received shares of DBUSH equal to the fair market value of BTH's net assets, substantially all of which were financial assets, on the date of transfer. The Corporation recognized a pre-tax gain of approximately $561 million for the year ended December 31, 2000. Refer to the Corporation's report on Form 8-K dated September 29, 2000.

Business Segments

In conjunction with the Acquisition, the Corporation realigned its business activities to conform to Deutsche Bank's management structure. In this regard, the Retail and Private Banking division provides banking services to private clients, self-employed individuals as well as to smaller business clients, and offers a wide variety of banking products to these clients including financial planning services and market research and investment strategies for high net worth individuals. The Asset Management division combines the institutional asset management and retail investment fund businesses. The Global Corporates and Institutions division integrates long-standing relationship and credit-oriented commercial banking with the product and transactional orientation of investment banking for corporate


                               Bankers Trust Corporation and its Subsidiaries 65

- --------------------------------------------------------------------------------

clients and financial institutions. This business segment also includes credit business, trade finance, structured finance and cash management in addition to the Corporation's private equity business, until the fourth quarter of 2000, and trading activities. Global Technology and Services comprises custody services, payment settlement, securities settlement, and electronic banking services.

      Corporate Items include revenue and expenses that have not been allocated to business segments, the operating income and expenses of BTAL and Consorcio, and the results of smaller businesses that are not included in the main business segments.

      See Note 21 of Notes to Financial Statements for a description of these Business Segments.

      The Corporation intends to realign its business into two principal business units, Corporate and Investment Bank and Private Clients and Asset Management, in the future to correspond to the reorganization currently being implemented in Deutsche Bank generally.

Bankers Trust Company

Bankers Trust's principal banking subsidiary is Bankers Trust Company, which, along with its subsidiaries accounted for 70 percent of the Corporation's consolidated assets at December 31, 2000. BTCo, founded in 1903, originates loans and other forms of credit, accepts deposits, arranges financings and provides numerous other commercial banking and financial services.

Bankers Trust (Delaware)

Bankers Trust (Delaware) is a state bank chartered under the laws of Delaware, which, along with its subsidiaries, accounted for 1 percent of the Corporation's consolidated assets at December 31, 2000. Bankers Trust (Delaware) engages in commercial banking activities, with an emphasis on lending, funding and corporate finance.

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

      Bankers Trust, its nonbank subsidiaries and certain of its affiliates, including Deutsche Bank, New York branch, are affiliates of BTCo and Bankers Trust (Delaware) within the meaning of applicable federal statutes, and such banks are therefore subject to restrictions on loans and other extensions of credit to Bankers Trust and certain other affiliates and on certain other types of transactions with them or involving their securities.

      BTCo is subject to the supervision of, and to examination by, the New York State Banking Department, the Federal Reserve Board and the Federal Deposit Insurance Corporation. Bankers Trust (Delaware) is subject to regulation by the Office of the State Bank Commissioner of the State of Delaware and by the Federal Deposit Insurance Corporation. See Note 13 of Notes to Financial Statements for the required reserve balances maintained by the Corporation's subsidiary banks at a Federal Reserve Bank and limitations on the availability of BTCo's undistributed earnings for the payment of dividends.

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

      Based on their respective regulatory capital ratios at December 31, 2000, both BTCo and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See Note 14 of Notes to Financial Statements for information regarding the Corporation's and BTCo's regulatory capital ratios.

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


66 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

      In November 1999 federal financial modernization legislation was enacted which allows qualifying banks and bank holding companies to elect to be treated as financial holding companies ("FHCs"). FHCs may engage in a broader range of activity than non-FHCs, which are limited to the activities traditionally permissible for bank holding companies. Although bank regulatory authorities have issued interim and proposed regulations, as well as some final regulations, the full scope of the new powers available to FHCs will only become clear after all regulatory authorities adopt final implementing regulations. The expanded activities include insurance underwriting and agency activities, and expanded securities, mutual fund and merchant banking activities. The ability to engage in information technology and data processing related businesses has also been expanded. The expanded scope of activities permits the affiliation of firms, such as banks and insurance companies, not permissible under prior law. Certain of these activities, including activities presently included in Bankers Trust Company, must be "pushed out" to affiliates of the Corporation which are Deutsche Bank entities. In order to qualify to make the FHC election, the electing foreign bank or the bank subsidiaries of the electing bank holding company, as the case may be, must be "well capitalized," "well managed," and, if subject to the CRA, have at least a "satisfactory" CRA rating. In the case of Bankers Trust, Deutsche Bank, BTCo and Bankers Trust (Delaware) are all required to meet the standards (or their equivalent) for it to maintain FHC status.

      The modernization legislation also modifies current law related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. Although Deutsche Bank has received FHC status, the Corporation at this time is unable to predict the impact the modernization legislation may have on it and its affiliates.

      In addition to banking and securities laws, regulations and regulatory agencies governing the Corporation worldwide, the Corporation also is subject to various other laws, regulations and regulatory agencies throughout the United States and in other countries, including Germany. Furthermore, various proposals, bills and regulations have been, and may in the future be, considered in the United States Congress, the New York State Legislature and various other governmental regulatory and legislative bodies, which could result in changes in the profitability and governance of the Corporation. Changes in German laws and regulations would also affect the profitability and governance of the Corporation.

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


                               Bankers Trust Corporation and its Subsidiaries 67

- --------------------------------------------------------------------------------

competes may not be subject to the same regulatory restrictions as the Corporation and its affiliates which may make it more difficult for the Corporation to compete with those institutions for business.

      As noted in "Supervision and Regulation" on page 66, the Corporation is regulated by and subject to various domestic and international regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.

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

Properties

BTCo owns a 39-story building at 130 Liberty Street and a 10-story office building at 4 Albany Street, both in Manhattan. The principal office premises leased are a portion of a 42-story office building located at 280 Park Avenue, seven stories of a 37-story building at 14-16 Wall Street, four stories of the office complex at the World Trade Center, all in Manhattan, an eight-story building in Jersey City, New Jersey, and a three-story building in Nashville, Tennessee. Portions of certain of these properties are leased to tenants or subtenants. In addition to the offices referred to above, branch offices and locations for other activities are occupied in cities throughout the world under various types of ownership and leaseholds. The majority of the properties above support all of the Corporation's business segments. See Note 7 of Notes to Financial Statements for additional information concerning lease commitments.

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

      In January 2001, Bankers Trust Company, or affiliates of Bankers Trust Company, were named as defendant in six actions (three of which are brought as class actions) filed in the Superior Court of the State of California, County of Los Angeles (Stuber, et al. v. Merrill Lynch, Pierce, Fenner & Smith, et al.; Walls, et al. v. Stanwich Financial Services Corp., et al.; Schultz, et al. v. Stanwich Financial Services Corp., et al.; Havlik, et al. v. Morgan Stanley Dean Witter & Co., et al.; Gomes, et al. v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al.; Rodriguez v. Tuftco Corp., et al.). The complaints allege, among other things, fraud, conversion, negligence and breach of contract against numerous defendants (including Bankers Trust Company) in connection with the alleged misuse of certain funds established in connection with certain structured settlement agreements entered into pursuant to settlements between insurers and accident victims. Bankers Trust Company acted as a nominal "trustee" under these agreements, as did certain of the other defendants. The complaints seek unspecified compensatory and punitive damages and certain other relief. The Corporation believes it has meritorious defenses and intends to defend these matters vigorously.

      In addition to the matters described above, various legal actions and proceedings involving Bankers Trust and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.


68 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

Directors of the Registrant

Dr. Josef Ackermann
Director since 1999
Member of the Group Board of Deutsche Bank AG
Chairman of the Board and Chief Executive Officer of the Corporation and Bankers Trust Company
Chairman of the Supervisory Board of Deutsche Bank Luxembourg S.A, and a member of the Supervisory Boards of Eurex Frankfurt AG, Eurex Zurich AG, Linde AG, Stora Enso Oyj and a member of the Board of Vodafone Group plc. Age 53.

Robert B. Allardice III
Director since 2000
Director of the Corporation and Bankers Trust Company.
Advisory Director of Deutsche Bank Americas Holding Corp. Also a Board member of Deutsche Bank Canada. Age 54.

Hans H. Angermueller
Director since 1999
Director of the Corporation and Bankers Trust Company. Counsel, Shearman & Sterling. Also a Director of the Wharton Financial Institutions Center. Age 76.

George B. Beitzel
Director since 1977
Director of Various Corporations
Director of the Corporation and Bankers Trust Company. Retired Senior Vice President and Director of International Business Machines Corporation. Also a Director of ACTUATE, Bitstream, Inc., Computer Task Group, Inc. and Staff Leasing, Inc. Age 72.

Jessica P. Einhorn
Director since 2000
Director of the Corporation and Bankers Trust Company. Also a Director of Council on Foreign Relations, Institute for International Economics, Pitney Bowes, a Trustee of Rockefeller Brothers Fund, a member of the Executive Committee of Trilateral Commission, Chair of International Advisory Board of J.E. Robert Companies, and an employee (part-time) of Clark & Weinstock. Age 53.

William R. Howell
Director since 1986
Retired Chief Executive Officer and Chairman of the Board of J.C. Penney Company, Inc.
Director of the Corporation and Bankers Trust Company. Also a Director of American Electric Power, Exxon Mobil Corporation, Halliburton Company, Pfizer, Inc. and The Williams Companies, Inc. Age 65.

Hermann-Josef Lamberti
Director since 1999
Member of the Group Board of Deutsche Bank AG
Executive Vice President of Deutsche Bank AG
Director of the Corporation and Bankers Trust Company. A Vice Chairman of the Corporation since August 19, 1999 and of Bankers Trust Company from August 19, 1999 to January 24, 2000. Board member of Euroclear plc (London), Advisory Council member of Carl Zeiss Stiftung (Oberkochen) and Otto A. Wipprecht--Stiftung, Supervisory Board member of European Transaction Bank (e.t.b.), Moneyshelf AG, DB 24 AG and SupplyOn AG, and non-executive Board member of Euroclear Bank S.A. Age 45.

John A. Ross
Director since 1999
Corporate Chief Operating Officer of Deutsche Bank AG as of March 2001
President and Chief Executive Officer of Deutsche Bank Americas Holding Corp. Director of the Corporation and Bankers Trust Company. President of the Corporation and Bankers Trust Company since January 1, 2000. Also President and Chief Executive Officer of Taunus Corporation and DB U.S. Financial Markets Holding Corporation, Chair of Civic Capital Corp. and a Board member of Deutsche Banc Alex. Brown Inc., German Marshall Fund, The Jewish Museum, LISC (Local Initiatives Support Group) and New York City Investment Fund. Treasurer of Institute of International Bankers, Advisory Director of Metropolitan Opera, and Advisory Board member of Singapore Technologies. Age 56.


                               Bankers Trust Corporation and its Subsidiaries 69

- --------------------------------------------------------------------------------
                      EXECUTIVE OFFICERS OF THE REGISTRANT
- --------------------------------------------------------------------------------

Set forth below are the names and ages of the executive officers of Bankers Trust, positions held and the year from which held. These officers are elected annually by the Board of Directors. There are no family relationships among such persons.*

Dr. Josef Ackermann, 53
Chairman of the Board and Chief Executive Officer
Chairman of the Board and Chief Executive Officer of Bankers Trust and BTCo since July 1, 1999. President of Bankers Trust and BTCo from July 1, 1999 to January 1, 2000. Member of the Group Board of Deutsche Bank AG. Also, Chairman of the Supervisory Board of Deutsche Bank Luxembourg S.A. Dr. Ackermann formerly held the position of President of the Executive Board of Credit Suisse from 1993 to 1996, of which he was a member since 1990.

Yves C. de Balmann, 54
Vice Chairman
Vice Chairman of Bankers Trust since April 1997. Senior Vice President of Bankers Trust 1995-1997. Managing Director of BTCo from 1988 to September 1997. He is Co-Chairman and Co-Chief Executive Officer of Deutsche Banc Alex. Brown Inc. and Co-Head of Global Investment Banking for Deutsche Bank. Mr. de Balmann has resigned his position with the Corporation effective March 12, 2001.

Hermann-Josef Lamberti, 45
Vice Chairman
Vice Chairman of Bankers Trust since August 19, 1999. Vice Chairman of BTCo from August 19, 1999 to January 1, 2000. Executive Vice President of Deutsche Bank AG since December 1998. Member of the Group Board of Deutsche Bank AG. Mr. Lamberti formerly held the position of General Manager of IBM, Germany from 1997 to 1998 and Vice President Marketing and Brand Management from 1995 to 1996.

Troland S. Link, 64
General Counsel
General Counsel of Bankers Trust and Managing Director and General Counsel of BTCo since July 21, 1999. Also, General Counsel of Deutsche Bank Americas since 1997. Mr. Link was formerly a Partner at Davis Polk & Wardwell.

John A. Ross, 56
President
President of Bankers Trust and BTCo since January 1, 2000. Corporate Chief Operating Officer of Deutsche Bank AG as of March 2001. President and Chief Executive Officer of Deutsche Bank Americas Holding Corp. since October 25, 1999. Mr. Ross formerly held senior management positions in his 21-year career at The Bank of New York, including Executive Vice President, Head of Global Asset and Liability Management.

Mayo A. Shattuck III, 46
Vice Chairman
Vice Chairman of Bankers Trust since September 1997. He formerly held the positions of President, Chief Operating Officer and Director of Alex. Brown Incorporated from 1991 to September 1997. He is Co-Chairman and Co-Chief Executive Officer of Deutsche Banc Alex. Brown Inc. and Co-Head of Global Investment Banking for Deutsche Bank. Effective March 19, 2001, Mr. Shattuck resigned his position as a Vice Chairman of Bankers Trust and Co-Chairman and Co-Chief Executive Officer of Deutsche Bank Alex. Brown Inc. ("DBAB") and Co-Head of Global Investment Banking to assume the position of Global Co-Head of the Private Banking Division of the Private Clients and Asset Management Group ("PCAM") of Deutsche Bank AG and Chief Executive Officer for PCAM operations in the Americas. He remains Chairman of the Board of DBAB.

* Certain of the executive officers held the Senior Managing Director title for a portion of 1996 and 1997. BTCo eliminated the title effective January 1, 1998 and reverted to the use of the Managing Director title as the most senior title below that of a Vice Chairman.


70 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

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

Committees of the Board of Directors

Following is a description of each of the Board Committees maintained by the Corporation and the Bank. Included with the description is the number of times each Committee met and a list of the current members of each such Committee:

Executive Committee--2 Meetings

The Executive Committee acts for the Board of Directors when the Board is not in session, subject to certain statutory limitations on its authority. The Committee also considers and acts on matters which do not require full Board consideration and approval and, upon the request of Management, it considers some matters on a preliminary basis before their submission for full Board consideration and approval. Current Members: Josef Ackermann, Chair; Robert B. Allardice III; Hans H. Angermueller; George B. Beitzel; and John A. Ross.

Audit and Fiduciary Committee--6 Meetings

The Audit and Fiduciary Committee is comprised entirely of independent outside directors (including as defined by FDICIA) and is appointed annually by the Board of Directors to oversee the accounting, reporting and audit practices established by Management. The function of the Committee, which meets at least quarterly, is twofold. It monitors the effectiveness and quality of the system of internal accounting policies, standards and controls designed to insure the accurate and efficient reporting of financial activities, safeguarding of assets, proper exercise of fiduciary powers and compliance with laws and regulations. The Committee meets regularly with Management, the internal auditors, the internal credit auditors and the independent external auditors (the "Auditors"). The Auditors have free access to the Committee without the presence of Management. The Committee also reviews the quality and effectiveness of the organizational structure of the trust and fiduciary business units of the Corporation and the Bank and its subsidiaries to ensure the proper exercise of fiduciary policies. In addition, the Committee monitors the activities of management fiduciary committees appointed from time to time by the Board of Directors, reviews the effective implementation of policies, practices and procedures to prevent conflicts of interest or improper interrelation between the administration of the fiduciary and banking functions of the Bank. The Committee reports regularly to the Board of Directors on its activities and such other matters as it deems necessary. Current Members: Hans H. Angermueller, Chair; George B. Beitzel; and William R. Howell.


                               Bankers Trust Corporation and its Subsidiaries 71

- --------------------------------------------------------------------------------

Committee on Public Responsibility and Concern--2 Meetings

The Committee on Public Responsibility and Concern, which is appointed annually by the Board of Directors, reviews policy and audits the performance of the Corporation in the discharge of its social responsibilities, which include, but are not limited to, the Corporation's Equal Opportunity and Vendor Outreach programs, community reinvestment activities, contributions program and compliance with labor and employment laws and regulations. Current Members: John
A. Ross, Chair; George B. Beitzel; Jessica P. Einhorn; William R. Howell; and Hermann-Josef Lamberti.

Transaction Authorization Committee--No Meetings

The Transaction Authorization Committee, which is comprised of at least two directors appointed annually by the Board of Directors, acts for the Board to approve certain transactions, including rated securitization transactions. Current Members: John A. Ross, Chair; and Josef Ackermann.

Compensation of Non-Officer Directors

Each director who is not also an employee of the Corporation, the Bank or Deutsche Bank AG (each, a "non-officer director") receives an annual cash retainer of $32,000. For each Board, Executive Committee and Committee on Public Responsibility and Concern meeting he/she attends, a non-officer director receives a fee of $1,000. The Chairman of the Committee on Public Responsibility and Concern receives an additional annual fee of $3,000. Members of the Audit and Fiduciary Committee receive a fee of $5,000 for each meeting he/she attends and the Chairman of the Committee receives an additional annual fee of $5,000. No fees are paid to members of the Transaction Authorization Committee. Travel and out-of-pocket expenses of the directors in connection with their attendance at Board or Committee meetings are either paid for or reimbursed by the Committee.


72 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

I. Summary Compensation Table ($000 omitted)




                                                            Annual Compensation
                                       --------------------------------------------------------------
                                                                 Bonus
                                                -------------------------------------
                                                                                Total    Other Annual
Named Executive Officer        Year    Salary       Cash(a)  +    Stock(b) =    Bonus    Compensation(c)
- -----------------------------------------------------------------------------------------------------
Dr. Josef Ackermann(f)         2000    $   --   $     --       $     --      $     --        $     --
  Chairman and                 1999        --         --             --            --              --
  Chief Executive Officer
Yves C. de Balmann(g)          2000     350.0    5,005.0        2,145.0       7,150.0         6,027.0
  Vice Chairman                1999     350.0    5,005.0        2,145.0       7,150.0         2,827.2
                               1998     350.0    1,012.0        4,048.0       5,060.0           923.2
Hermann-Josef Lamberti(h)      2000        --         --             --            --              --
  Vice Chairman                1999        --         --             --            --              --
Troland S. Link(i)             2000        --         --             --            --              --
  General Counsel              1999        --         --             --            --              --
John A. Ross(j)                2000        --         --             --            --              --
  President
Mayo A. Shattuck III(k)        2000     350.0    5,005.0        2,145.0       7,150.0         3,695.9
  Vice Chairman                1999     350.0    5,005.0        2,145.0       7,150.0         2,825.7
                               1998     350.0    1,012.0        4,048.0       5,060.0              --
Mary Cirillo(l)                2000      58.3         --             --            --        17,000.0
  Executive Vice President     1999     350.0    3,650.0             --       3,650.0              --
                               1998     350.0      580.0        2,320.0       2,900.0            44.6
Rodney A. McLauchlan(m)        2000     350.0    2,650.0             --       2,650.0         3,000.0
  Executive Vice President     1999     350.0    2,650.0             --       2,650.0         7,500.0
                               1998     350.0      500.0        2,000.0       2,500.0              --

                                                      Long-Term
                                                    Compensation
                                       --------------------------------------
                                                 Awards               Payouts
                                       -------------------------    ---------

                                                          Shares
                                         Restricted   Underlying         LTIP         All Other
Named Executive Officer        Year    Stock Awards      Options      Payouts(d)   Compensation(e)
- -----------------------------------------------------------------------------------------------
Dr. Josef Ackermann(f)         2000              --           --    $      --         $      --
  Chairman and                 1999              --           --           --                --
  Chief Executive Officer
Yves C. de Balmann(g)          2000              --           --           --              10.2
  Vice Chairman                1999              --           --     22,542.7               9.6
                               1998              --           --      2,391.7           1,077.5
Hermann-Josef Lamberti(h)      2000              --           --           --                --
  Vice Chairman                1999              --           --           --                --
Troland S. Link(i)             2000              --           --           --                --
  General Counsel              1999              --           --           --                --
John A. Ross(j)                2000              --           --           --                --
  President
Mayo A. Shattuck III(k)        2000              --           --           --              10.2
  Vice Chairman                1999              --           --      6,965.9               9.6
                               1998              --       60,000           --              79.7
Mary Cirillo(l)                2000              --           --           --               3.6
  Executive Vice President     1999              --           --      5,941.9               9.6
                               1998              --           --           --             102.1
Rodney A. McLauchlan(m)        2000              --           --           --              10.2
  Executive Vice President     1999              --           --     15,059.1               9.6
                               1998              --           --           --                --

(a)   Includes discretionary and guaranteed cash.

(b) 2000 and 1999 include the value of shares under Deutsche Bank's Share Scheme Plan. Under this Plan, shares are deferred and vest in equal installments for three years. For 2000 and 1999, Messrs. de Balmann and Shattuck were each awarded shares under the Share Scheme Plan valued at $2,145,000.

(c) Other Annual Compensation reflects amounts as follows: de Balmann--$34,767 and $27,207, for 2000 and 1999, respectively, for ground transportation; and Shattuck--$29,859 and $25,697, for 2000 and 1999, respectively, for ground transportation. Other Annual Compensation also reflects the value of Deutsche Bank stock appreciation rights. For 2000 and 1999, Mr. de Balmann was awarded stock appreciation rights valued at $5,992,250 and $2,799,976, respectively. Mr. Shattuck was awarded stock appreciation rights valued at $3,666,000 and $2,799,976 for 2000 and 1999, respectively. Other Annual Compensation for Mr. McLauchlan for 2000 includes the payment made pursuant to the Non-Solicitation and Consulting Agreement described below. Other Annual Compensation for 1999 for Mr. McLauchlan represents a retention payment from the Corporation. Other Annual Compensation for 2000 for Ms. Cirillo includes the payment made pursuant to the Non-Solicitation and Consulting Agreement described below.

(d) Includes LTIP payouts for all deferred compensation amounts, awarded in prior years, which vested in full on June 4, 1999, the change-of-control ("COC") date. Also, includes payment for unexercised options outstanding on the COC date at $93.00 per option less the exercise price. Total COC payouts (excluding pro rata bonus included in bonus column) were as follows: de Balmann--$22,542,695; Shattuck--$6,965,877;
      McLauchlan--$15,059,068; and Cirillo--$5,941,861. Messrs. de Balmann, Shattuck, and Ms. Cirillo received one-third of the payout in July 1999. The remaining two-thirds was deferred over the next two years pursuant to the Employment Agreements described below.

(e)   Includes company contributions to defined contribution plans.

(f) Dr. Ackermann received no compensation for acting as Chairman and Chief Executive Officer of the Corporation in 2000 and for acting as President and Chief Executive Officer of the Corporation in 1999. Compensation is paid to Dr. Ackermann by Deutsche Bank for services performed by Dr. Ackermann for Deutsche Bank and its affiliates other than the Corporation and its subsidiaries.

(g)   Mr. de Balmann resigned as Vice Chairman effective March 12, 2001.

(h) Mr. Lamberti received no compensation for acting as Vice Chairman of the Corporation subsequent to the Acquisition. Compensation is paid to Mr. Lamberti for services performed by Mr. Lamberti for Deutsche Bank and its affiliates other than the Corporation and its subsidiaries.

(i) Mr. Link received no compensation for acting as General Counsel of the Corporation subsequent to the Acquisition. Compensation is paid to Mr. Link for services performed by Mr. Link for Deutsche Bank and its affiliates other than the Corporation and its subsidiaries.

(j) Mr. Ross received no compensation for acting as President of the Corporation. Compensation is paid to Mr. Ross for services performed by Mr. Ross for Deutsche Bank and its affiliates other than the Corporation and its subsidiaries.

(k)   Mr. Shattuck resigned as Vice Chairman effective March 19, 2001.

(l)   Ms. Cirillo resigned as Executive Vice President effective March 1, 2000.

(m) Mr. McLauchlan resigned as Executive Vice President effective December 31, 2000.


                               Bankers Trust Corporation and its Subsidiaries 73

- --------------------------------------------------------------------------------

Employment Agreements

In connection with the Acquisition of the Corporation by Deutsche Bank, the Corporation entered into agreements with Yves C. de Balmann, Mayo A. Shattuck III, Mary Cirillo and Rodney A. McLauchlan (the "Employment Agreements"). Each Employment Agreement was generally for a three-year term expiring on the third anniversary of the date of the Acquisition. Each Employment Agreement provided for an annual base salary (the "Base Salary") of at least $350,000 and an annual bonus (the "Annual Bonus") of at least $7.15 million (in the case of Messrs. de Balmann and Shattuck), $3.65 million (in the case of Ms. Cirillo) and $2.65 million (in the case of Mr. McLauchlan). A portion of each executive's Annual Bonus was payable in cash, with the balance payable in, or based on the value of, Deutsche Bank common stock (the "Equity Bonus Portion"). The Equity Bonus Portion of the Annual Bonus vests in three equal installments on the first, second and third anniversaries of the date of the Acquisition (in the case of awards made in respect of 1999), in two equal installments on each of the second and third anniversaries of the date of the Acquisition (in the case of awards made in respect of 2000) and in full on the third anniversary of the date of the Acquisition (in the case of awards made in respect of 2001). Certain of the Employment Agreements provided for the deferral of certain amounts otherwise due to the executives under incentive compensation plans of the Corporation. Each Employment Agreement also provided for a retention bonus (the "Retention Bonus"), 50% of the value of which was payable in cash and 50% of the value of which may be paid in, or based on the value of, Deutsche Bank common stock. The Retention Bonus is payable in two equal installments on each of the second and third anniversaries of the Acquisition date. The initial values of the Retention Bonuses were $8 million in the case of Ms. Cirillo, $15 million in the case of each of Messrs. de Balmann and Shattuck and $7.5 million, in the case of Mr. McLauchlan. Mr. McLauchlan subsequently entered into an agreement pursuant to which his Retention Bonus was paid to him in cash in 1999. During the employment period, each executive is eligible to participate in the employee benefit plans of the Corporation and its affiliates and generally receives service credit for all prior service with the Corporation and its affiliates.

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

      In February 2000, Mary Cirillo resigned, effective March 1, 2000. In connection with such resignation, Ms. Cirillo entered into a Non-Solicitation and Consulting Agreement with Deutsche Bank, the principal terms of which provided for a payment of $17 million (the total of the annual payments remaining due under the Employment Agreement) and the continued deferral of certain other amounts payable pursuant to her Employment Agreement described above. Deutsche Bank also agreed to continue certain health and welfare benefits for a period of time. Ms. Cirillo agreed to act as a consultant for a twelve-month period following the termination date.

      In November 2000, Rodney A. McLauchlan resigned, effective December 31, 2000. In connection with such resignation, Mr. McLauchlan entered into an arrangement with Deutsche Bank, the principal terms of which provided for a payment of $5.65 million. Deutsche Bank also agreed to continue certain health and welfare benefits for a period of time.

      In March 2001, Yves C. de Balmann resigned his position with the Corporation effective March 12, 2001. In connection with such resignation, Mr. de Balmann entered into an agreement with Deutsche Bank Alex. Brown, Inc., the principal terms of which provide for a payment of $15 million, and the deferral of certain other amounts payable under his Employment Agreement. Mr. de Balmann also agreed to act as an advisor to Dr. Josef Ackermann.

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


74 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

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

      A Change of Control is defined generally as (i) the acquisition of 20% or more of the outstanding voting securities of the Corporation by an individual, entity, or group, other than from the Corporation; (ii) a change in the majority of the board of directors of the Corporation that is not approved by at least a majority of the current directors and those directors similarly approved ("incumbent directors"); (iii) the consummation of a merger, consolidation, or similar transaction involving the Corporation, unless immediately following such transaction: (a) more than 60% of the voting power of the resulting corporation's voting securities are represented by the Corporation's voting securities that were outstanding immediately prior to the transaction, (b) no person becomes the beneficial owner of 20% or more of the outstanding voting securities of the resulting corporation and (c) at least a majority of the board of directors of the resulting corporation were incumbent directors of the Corporation at the time of the approval of the transaction by the Corporation's board of directors; or (iv) the sale or disposition of all or substantially all of the assets of the Corporation or a liquidation of the Corporation.

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

Pension Plan

In 2000, the Corporation's trusteed noncontributory, domestic defined benefit pension plan merged with Deutsche Bank Americas Holding Corp's pension plan. The value of a participant's accrued benefit, which is expressed using a cash balance account approach (a type of defined benefit plan), did not change as a result of this transaction. Participant cash balance accounts increase through annual Pay Credits (a percentage of base pay, up to the IRS limit, based on age) and monthly Interest Credits (based on the one (1) year Treasury bill rate for the November of the prior year plus 1 percent). Participants vest 25 percent after three (3) years, 50 percent after four (4) years and 100 percent after five (5) years of service.

      At December 31, 2000, cash balances for Messrs. de Balmann, Shattuck, McLauchlan and Ms. Cirillo were $277,679, $23,852, $357,334 and $31,382, respectively.


                               Bankers Trust Corporation and its Subsidiaries 75

- --------------------------------------------------------------------------------

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                Bankers Trust Corporation

                By /S/ JAMES T. BYRNE, JR.
                      ----------------------------------------------------------
                      (James T. Byrne, Jr., Senior Vice President and Secretary)

- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2001.

DR. JOSEF ACKERMANN*                     Chairman of the Board,
- -----------------------------------      Chief Executive Officer
(Dr. Josef Ackermann)                    and Director (Principal
                                         Executive Officer)


DOUGLAS R. BARNARD*                      Chief Financial Officer
- -----------------------------------      (Principal Financial Officer)
(Douglas R. Barnard)


RONALD HASSEN*                           Senior Vice President and
- -----------------------------------      Controller (Principal
(Ronald Hassen)                          Accounting Officer)



ROBERT B. ALLARDICE III*                 Director
- -----------------------------------
(Robert B. Allardice III)


HANS H. ANGERMUELLER*                    Director
- -----------------------------------
(Hans H. Angermueller)


GEORGE B. BEITZEL*                       Director
- -----------------------------------
(George B. Beitzel)


JESSICA P. EINHORN*                      Director
- -----------------------------------
(Jessica P. Einhorn)


WILLIAM R. HOWELL*                       Director
- -----------------------------------
(William R. Howell)


HERMANN-JOSEF LAMBERTI*                  Director
- -----------------------------------
(Hermann-Josef Lamberti)


JOHN A. ROSS*                            President and Director
- -----------------------------------
(John A. Ross)


*By /S/ JAMES T. BYRNE, JR.
        ---------------------------------
        (James T. Byrne, Jr., Attorney-in-Fact)


76 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                   Filed Under

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                            BANKERS TRUST CORPORATION


                               Bankers Trust Corporation and its Subsidiaries 77

- --------------------------------------------------------------------------------

                            BANKERS TRUST CORPORATION

                           EXHIBIT INDEX TO FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

3. Articles of Incorporation and By-laws, as amended
     (i)  Restated Certificate of Incorporation of the Registrant filed with the State of New York on June 4, 1999            (18)
     (ii) By-laws as in effect June 22, 1999                                                                                  (18)

4. Instruments Defining the Rights of Security Holders, Including Indentures
     (ii)  Long-Term Debt Indentures                                                                                           (1)

10. Material Contracts
     (ii) (D)  Leases for Principal Premises Described on Page 68
               Lease Agreement relating to the seven stories of a 37-story building located at 14-16 Wall Street               (2)
               Lease Agreement relating to the eight-story building located in Jersey City, New Jersey                         (3)
               Lease Agreement relating to the eight-story building located in London, England                                 (4)
               Lease Agreement relating to the three-story building in Nashville, Tennessee                                    (5)
               Lease abstract relating to Four World Trade Center, New York                                                   (16)
     (iii)(A)  Management Contracts and Compensation Plans
               (1) Employment Contract for Frank N. Newman                                                                    (11)
               (2) Severance agreement with B.J. Kingdon                                                                      (12)
               (3) Employment agreements in connection with the Agreement and Plan of Merger between
                   Bankers Trust and Deutsche Bank
                   (a) Frank N. Newman                                                                                        (16)
                   (b) Mary Cirillo                                                                                           (16)
                   (c) Mayo A. Shattuck III                                                                                   (16)
                   (d) Yves C. de Balmann                                                                                     (16)
               (4) 1994 Stock Option and Stock Award Plan                                                                      (7)
               (5) 1991 Stock Option and Stock Award Plan                                                                      (8)
               (6) 1985 Stock Option and Stock Award Plan                                                                      (9)
                    January, 1989 amendments thereto                                                                           (6)
               (7) Additional Capital Accumulation Plan                                                                       (10)
               (8) The Supplemental Executive Retirement Plan                                                                  (4)
               (9) Deferred Compensation Plan for Directors                                                                    (1)
              (10) January, 1989 amendments to the Deferred Compensation
                    Plan for Directors and The Supplemental Executive
                    Retirement Plan                                                                                            (7)
              (11) Partnership for One-Hundred Plan II                                                                        (13)
              (12) Bankers Trust New York Corporation                                                                         (16)
                    Change in Control Severance Plan I
              (13) Split Dollar Insurance Agreement                                                                           (14)
              (14) Alex. Brown Incorporated 1996 Equity Incentive Plan                                                        (14)
              (15) Stock Option Agreement, dated as of November 30, 1998 between
                   Bankers Trust Corporation and Deutsche Bank A.G.                                                           (15)
              (16) Severance Agreement with Frank N. Newman                                                                   (17)
              (17) Severance Agreement with Richard H. Daniel                                                                 (17)
              (18) Severance Agreement with Yves C. de Balmann                                                                  *
              (19) Severance Agreement with Rodney A. McLauchlan                                                                *


78 Bankers Trust Corporation and its Subsidiaries

- --------------------------------------------------------------------------------

12. Statements Re Computation of Ratios
     Computation of Consolidated Ratios of Earnings to Fixed Charges                                                            *

21. Subsidiaries of the Registrant                                                                                              *

23. Consents of Experts                                                                                                         *

24. Power of Attorney                                                                                                           *

99. Additional Exhibits
     Unaudited Pro Forma Condensed Financial Statements for the year ended December 31, 2000                                    *

*     Filed herewith.

(NOTE: FOOTNOTE REFERENCES FOR THIS INDEX APPEAR ON THE NEXT PAGE.)


                               Bankers Trust Corporation and its Subsidiaries 79

- --------------------------------------------------------------------------------

                            BANKERS TRUST CORPORATION
     EXHIBIT INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

(12) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated May 15, 1997, file number 1-5920.

(13) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated August 14, 1997, file number 1-5920.

(14) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated November 14, 1997, file number 1-5920.

(15) This document is incorporated by reference from Bankers Trust Corporation's Form 8-K dated November 30, 1998, file number 1-5920.

(16) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1998, file number 1-5920.

(17) This document is incorporated by reference from Bankers Trust Corporation's Form 10-Q dated August 16, 1999, file number 1-5920.

(18) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 1999, file number 1-5920.


80 Bankers Trust Corporation and its Subsidiaries