Form 10-Q
period 2001-03-31
BANKERS TRUST CORP
filed 2001-05-15
CIK 9749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       or

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

                            BANKERS TRUST CORPORATION

                            March 31, 2001 FORM 10-Q

                                TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION                                                                                Page
                                                                                                             -------
     Item 1. Financial Statements

                Consolidated Statement of Income
                     Three Months Ended March 31, 2001 and 2000                                                  2

                Consolidated Statement of Comprehensive Income
                     Three Months Ended March 31, 2001 and 2000                                                  3

                Consolidated Balance Sheet
                     At March 31, 2001 and December 31, 2000                                                     4

                Consolidated Statement of Changes in Stockholder's Equity
                     Three Months Ended March 31, 2001 and 2000                                                  5

                Consolidated Statement of Cash Flows
                     Three Months Ended March 31, 2001 and 2000                                                  6

                Consolidated Schedule of Net Interest Revenue
                     Three Months Ended March 31, 2001 and 2000                                                  7

          In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period.

          The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust Corporation's Annual Report on Form
     10-K for the year ended December 31, 2000.

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                                              8

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                         25

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                                                   26

SIGNATURE                                                                                                       27


PART I.  FINANCIAL INFORMATION

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                                                               Increase
THREE MONTHS ENDED MARCH 31,                                                 2001             2000            (Decrease)
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE
      Interest revenue                                                 $           828   $           816    $            12
      Interest expense                                                             640               700                (60)
---------------------------------------------------------------------------------------------------------------------------
Net interest revenue                                                               188               116                 72
Provision for credit losses-loans                                                   50               (38)                88
---------------------------------------------------------------------------------------------------------------------------
Net interest revenue after provision for credit losses-loans                       138               154                (16)
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST REVENUE
      Trading                                                                       53                63                (10)
      Fiduciary and funds management                                               174               205                (31)
      Corporate finance fees                                                        22                37                (15)
      Other fees and commissions                                                    59                80                (21)
      Other                                                                        107               191                (84)
---------------------------------------------------------------------------------------------------------------------------
Total noninterest revenue                                                          415               576               (161)
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
      Salaries and commissions                                                     111               123                (12)
      Incentive compensation and employee benefits                                  91               118                (27)
      Agency and other professional service fees                                    50                42                  8
      Communication and data services                                               16                26                (10)
      Occupancy, net                                                                26                25                  1
      Furniture and equipment                                                       32                31                  1
      Travel and entertainment                                                      10                10                 --
      Other                                                                         89               247               (158)
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                         425               622               (197)
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                         128               108                 20
Income taxes                                                                        18                83                (65)
---------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                             $           110   $            25    $            85
===========================================================================================================================

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31,                                                               2001              2000
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $           110   $            25
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustments:
     Unrealized foreign currency translation losses arising
      during period (a)                                                                         (54)              (36)
     Reclassification adjustment for realized foreign currency
      translation losses (b)                                                                      1                 4

   Unrealized gains (losses) on securities available for sale:
     Unrealized holding gains arising
      during period (c)                                                                          --                16
---------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                                         (53)              (16)
---------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                                $            57   $             9
=====================================================================================================================

(a) Amounts are net of income tax benefits of $29 million and $19 million for the three months ended March 31, 2001 and 2000, respectively.

(b) Amounts are net of income tax (benefit) expense of $(1) million and $2 million for the three months ended March 31, 2001 and 2000, respectively.

(c) Amount is net of income tax expense of $10 million for the three months ended March 31, 2000.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        ($ in millions, except par value)

                                                                                                       March 31,       December 31,
                                                                                                           2001*               2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                          $         2,399    $         1,921
Interest-bearing deposits with banks                                                                       8,156              8,905
Federal funds sold                                                                                            20               --
Securities purchased under resale agreements                                                               2,671              8,310
Trading assets:
 Government securities                                                                                       151                135
 Corporate debt securities                                                                                   551                556
 Equity securities                                                                                        10,091              9,255
 Swaps, options and other derivatives                                                                      1,623              1,995
 Other trading assets                                                                                      1,468              1,449
-----------------------------------------------------------------------------------------------------------------------------------
Total trading assets                                                                                      13,884             13,390
Securities available for sale                                                                                238                252
Loans, net                                                                                                22,178             22,016
Customer receivables                                                                                         257                308
Due from customers on acceptances                                                                            237                254
Accounts receivable and accrued interest                                                                   2,802              2,954
Other assets                                                                                               7,630              4,453
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            $        60,472    $        62,763
===================================================================================================================================
LIABILITIES

Noninterest-bearing deposits

  Domestic offices                                                                               $         3,246    $         3,263
  Foreign offices                                                                                          1,172                968
Interest-bearing deposits

  Domestic offices                                                                                         9,230              8,649
  Foreign offices                                                                                          2,271              2,874
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                            15,919             15,754
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                                                                       57                 56
 Swaps, options and other derivatives                                                                      1,822              1,892
 Other trading liabilities                                                                                 1,133              1,133
-----------------------------------------------------------------------------------------------------------------------------------
Total trading liabilities                                                                                  3,012              3,081
Securities loaned and securities sold under repurchase agreements                                            407                109
Other short-term borrowings                                                                               18,288             18,498
Acceptances outstanding                                                                                      237                254
Accounts payable and accrued expenses                                                                      1,197              2,603
Other liabilities                                                                                          4,691              5,432
Long-term debt not included in risk-based capital                                                          9,016              9,270
Long-term debt included in risk-based capital                                                              1,958              2,073
Mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest debentures included in risk-based
     capital                                                                                               1,308              1,307
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                         56,033             58,381
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common stock, $1 par value
  Authorized: 200 shares; Issued: 1 share                                                                     --                 --
Capital surplus                                                                                            2,319              2,319
Retained earnings                                                                                          2,289              2,179
Accumulated other comprehensive income:
  Foreign currency translation, net of taxes                                                                (169)              (116)
-----------------------------------------------------------------------------------------------------------------------------------
Total stockholder's equity                                                                                 4,439              4,382
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            $        60,472    $        62,763
===================================================================================================================================

* Unaudited.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                         (in millions, except par value)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31,                                                                           2001               2000
----------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
Balance, January 1                                                                              $            --      $         376
Preferred stock repurchased                                                                                  --                (11)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31,                                                                                           --                365
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK

Balance, January 1 and March 31                                                                              --*                --*
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL SURPLUS

Balance, January 1                                                                                        2,319              2,318
Preferred stock repurchased                                                                                  --                  1
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                                         2,319              2,319
----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                                                                        2,179              1,686
Net income                                                                                                  110                 25
Preferred stock cash dividends declared                                                                      --                 (6)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                                         2,289              1,705
----------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                                                                         (116)               (46)
Translation adjustments/entity transfers and sales                                                          (81)               (53)
Income taxes                                                                                                 28                 21
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31                                                                                          (169)               (78)
----------------------------------------------------------------------------------------------------------------------------------
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                                                                           --                 16
Change in unrealized net gains, after applicable income taxes                                                --                 16
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31,                                                                                           --                 32
----------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY, MARCH 31                                                            $         4,439    $         4,343
==================================================================================================================================


*  1 share, $1 par value.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31,                                                                          2001               2000
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     $           110    $            25
Adjustments to reconcile net income to net cash used in
     operating activities:
     Provision for credit losses - loans                                                                    50                (38)
     Provision for credit losses - other                                                                    (4)                (6)
     Deferred income taxes, net                                                                            277                 86
     Depreciation and other amortization and accretion                                                      17                 12
     Other, net                                                                                           (166)               (11)
---------------------------------------------------------------------------------------------------------------------------------
      Earnings adjusted for noncash charges and credits                                                    284                 68
Net change in:
     Trading assets                                                                                     (1,177)            (2,959)
     Trading liabilities                                                                                   (69)              (121)
     Receivables and payables from securities transactions                                                (477)              --
     Customer receivables                                                                                   51                 40
     Other operating assets and liabilities, net                                                        (3,788)              (455)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                                   (5,176)            (3,427)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
     Interest-bearing deposits with banks                                                                  746               (407)
     Federal funds sold                                                                                    (20)             2,361
     Securities purchased under resale agreements                                                        5,638                788
     Loans                                                                                                (274)              (410)
Securities available for sale:
     Purchases                                                                                             (19)              (260)
     Maturities and other redemptions                                                                       16              2,237
     Sales                                                                                                  12                  9
Acquisitions of premises and equipment                                                                     (17)               (12)
Other, net                                                                                                   9                 32
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                                6,091              4,338
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
     Deposits                                                                                              165             (2,222)
     Securities loaned and securities sold under
      repurchase agreements                                                                               (107)                11
     Other short-term borrowings                                                                          (206)               (62)
Issuances of long-term debt                                                                                113              1,350
Repayments of long-term debt                                                                              (401)              (726)
Redemptions and repurchases of preferred stock                                                              --                (11)
Cash dividends paid                                                                                         --                 (6)
Other, net                                                                                                  --                (30)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                                     (436)            (1,696)
---------------------------------------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                                                 (1)               (11)
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease)in cash and due from banks                                                          478               (796)
Cash and due from banks, beginning of period                                                             1,921              3,212
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of period                                                         $         2,399    $         2,416
=================================================================================================================================

Interest paid                                                                                  $           861    $         1,039
=================================================================================================================================

Income taxes paid, net                                                                         $             2    $             2
=================================================================================================================================

Noncash investing activities                                                                   $            --    $             2
=================================================================================================================================

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                                  (in millions)
                                   (unaudited)

                                                                                  Three months ended
                                                                                        March 31,
                                                                            ---------------------------------       Increase
                                                                                  2001              2000           (Decrease)
-------------------------------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Interest-bearing deposits with banks                                        $           190   $            55   $           135
Federal funds sold                                                                       25                33                (8)
Securities purchased under resale agreements                                             12                43               (31)
Trading assets                                                                          186               192                (6)
Securities available for sale
     Taxable                                                                              6                33               (27)
     Exempt from federal income taxes                                                     1                 2                (1)
Loans                                                                                   404               449               (45)
Customer receivables                                                                      4                 9                (5)
-------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                                                  828               816                12
-------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits
     Domestic offices                                                                   123               147               (24)
     Foreign offices                                                                     51               137               (86)
Trading liabilities                                                                       2                --                 2
Securities loaned and securities sold under repurchase
     agreements                                                                          --                 1                (1)
Other short-term borrowings                                                             279               184                95
Long-term debt                                                                          156               202               (46)
Trust preferred capital securities                                                       29                29                --
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                  640               700               (60)
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                                        $           188   $           116   $            72
===============================================================================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS CHANGES

On June 4 1999, Deutsche Bank AG ("Deutsche Bank"), through its U.S. holding corporation, Taunus Corporation ("Taunus"), acquired all of the outstanding shares of common stock of Bankers Trust Corporation ("Bankers Trust") from its shareholders (the "Acquisition"). For further discussion of the Acquisition and related disposition of assets, see pages 3 and 29 of Bankers Trust Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

In  connection  with  the   Acquisition,   and  in  addition  to  the  foregoing
transactions, Bankers Trust Corporation together with its subsidiaries (the "Corporation" or the "Firm") has transferred and will continue to transfer certain entities/businesses and financial assets and liabilities to other Deutsche Bank related entities. The consideration received and to be received for such transactions was and will be fair market value of the financial assets and liabilities at and on the date of transfer.

The Corporation anticipates further curtailment of certain of its activities as a result of its ongoing reorganization and integration into Deutsche Bank.

RESULTS OF OPERATIONS

The Corporation reported income of $110 million for the three months ended March 30, 2001 as compared to $25 million for the first three months of 2000.

The Corporation's historical financial statements are not fully comparable for all periods presented due to the transfer of certain assets to Deutsche Bank entities, including the transfer of the Corporation's wholly-owned subsidiary, BT Holdings (New York), Inc. ("BTH") to DB U.S. Financial Markets Holding Corporation ("DBUSH") on September 29, 2000.

BUSINESS SEGMENT RESULTS

Business segment results, which are presented in accordance with accounting principles generally accepted in the United States of America, are derived from internal management reports.

The Corporation realigned its businesses into two client-focused groups: the Corporate and Investment Bank Group and the Private Clients and Asset Management Group to correspond to the reorganization implemented by Deutsche Bank during the first quarter of 2001.

Corporate and Investment Bank Group includes the business segments Corporate Banking and Securities and Transaction Banking. Corporate Banking and Securities includes sales, trading and corporate finance activities. Transaction Banking consists of trade services, cash management, custody and corporate trust and agency services.

Private Clients and Asset Management Group includes the business segments Private Banking and Asset Management. Private Banking consists of banking services to private clients, self-employed individuals as well as to smaller business clients, and offers a wide variety of banking products to these clients including financial planning services and market research and investment strategies for high net worth individuals. Asset Management consists of the institutional asset management and retail investment fund businesses.

The reorganization by Deutsche Bank also involved the transfer of its principal investing business to an ancillary business unit, Corporate Investments.

Corporate Investments includes venture capital and private equity investments prior to the transfer of BTH at the end of the third quarter of 2000 and the corresponding cessation of most principal investment activities by the Corporation.

Prior period results have been restated for the changes in management structure discussed above.

The following tables present results by Business Segment:

                                                                                  Three months ended March 31, 2001
                                                                        ----------------------------------------------------
                                                                                               Total
                                                                           Total Net        Noninterest           Pretax
(in millions)                                                              Revenue*           Expenses          Income(Loss)
----------------------------------------------------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities                                      $           177   $            63    $           114
  Transaction Banking                                                               208               225                (17)
----------------------------------------------------------------------------------------------------------------------------
    Total Corporate and Investment Bank                                             385               288                 97
Private Clients and Asset Management
  Private Banking                                                                    47                37                 10
  Asset Management                                                                   73                98                (25)
----------------------------------------------------------------------------------------------------------------------------
    Total Private Clients and Asset Management                                      120               135                (15)
Corporate Investments                                                                --                --                 --
----------------------------------------------------------------------------------------------------------------------------
Total Business Segments                                                             505               423                 82
----------------------------------------------------------------------------------------------------------------------------
Other                                                                                48                 2                 46
----------------------------------------------------------------------------------------------------------------------------
Total                                                                   $           553   $           425    $           128
============================================================================================================================

* There were no material intersegment revenues among the business segments.


                                                                                  Three months ended March 31, 2000
                                                                        ----------------------------------------------------
                                                                                              Total
                                                                          Total Net         Noninterest           Pretax
(in millions)                                                              Revenue*          Expenses          Income(Loss)
----------------------------------------------------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities                                      $           215   $           172    $            43
  Transaction Banking                                                               231               272                (41)
----------------------------------------------------------------------------------------------------------------------------
    Total Corporate and Investment Bank                                             446               444                  2
Private Clients and Asset Management
  Private Banking                                                                    38                40                 (2)
  Asset Management                                                                   82                59                 23
----------------------------------------------------------------------------------------------------------------------------
    Total Private Clients and Asset Management                                      120                99                 21
Corporate Investments                                                               147                90                 57
----------------------------------------------------------------------------------------------------------------------------
Total Business Segments                                                             713               633                 80
----------------------------------------------------------------------------------------------------------------------------
Other                                                                                17               (11)                28
----------------------------------------------------------------------------------------------------------------------------
Total                                                                   $           730   $           622    $           108
============================================================================================================================

* There were no material intersegment revenues among the business segments.

The Corporate and Investment Bank Group recorded pretax income of $97 million in the first quarter of 2001, compared to pretax income of $2 million in the prior year quarter. Corporate Banking and Securities recorded pretax income of $114 million in the first quarter of 2001, compared to pretax income of $43 million in the prior year quarter. The decrease in total net revenue from the prior year quarter is mainly due to lower revenue from corporate finance fees. The decrease in expenses is mainly due to lower accruals for performance-based pay in the current period due to reduced market activity. Transaction Banking recorded a pretax loss of $17 million in the first quarter of 2001, compared to a pretax loss of $41 million in the prior year quarter. The current quarter included lower revenue from fiduciary and funds management activities and commissions. The prior year period included severance expenses related to certain senior management changes.

The Private Clients and Asset Management Group recorded a pretax loss of $15 million in the first quarter of 2001, compared to pretax income of $21 million in the 2000 first quarter. Private Banking recorded pretax income of $10 million in the first quarter of 2001, compared to a pretax loss of $2 million in the prior year quarter. The increase in pretax income from the prior year period is mainly due to higher revenue from commissions and lower funding costs. Asset Management recorded a pretax loss of $25 million in the first quarter of 2001, compared to pretax income of $23 million in the prior year quarter. The decrease in pretax income from the prior year period is mainly due to lower revenue from fiduciary and funds management activities and higher personnel-related expenses.

Corporate Investments recorded no activity in the first quarter of 2001 due to the transfer of BTH at the end of the third quarter of 2000. This segment recorded pretax income of $57 million in the prior year period.

Other generally includes revenue and expenses that have not been allocated to business segments and the results of smaller businesses that are not included in the main business segments.

The following table reconciles total pretax income for business segments to consolidated pretax income (in millions):

THREE MONTHS ENDED MARCH 31,                                   2001       2000
-------------------------------------------------------------------------------
Total pretax income reported for business segments           $    82    $    80
Earnings associated with unassigned capital                       65         69
SFAS 133 transition adjustment                                    13         --
Other unallocated amounts                                        (32)       (41)
-------------------------------------------------------------------------------
Consolidated pretax income                                   $   128    $   108
===============================================================================

REVENUE

                              Net Interest Revenue

The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                                                                Three Months Ended
                                                                                     March 31,
                                                                      ----------------------------------        Increase
                                                                            2001              2000             (Decrease)
                                                                      ------------------------------------------------------
NET INTEREST REVENUE (in millions)
Book basis                                                            $           188    $           116     $            72
Tax equivalent adjustment                                                          --                  1                  (1)
----------------------------------------------------------------------------------------------------------------------------
Fully taxable basis                                                   $           188    $           117     $            71
============================================================================================================================
AVERAGE BALANCES (in millions)
Interest-earning assets                                               $        45,367    $        48,197     $        (2,830)
Interest-bearing liabilities                                                   41,454             43,914              (2,460)
----------------------------------------------------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds                  $         3,913    $         4,283     $          (370)
============================================================================================================================
AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                                                7.41%               6.82%               0.59%
Cost of interest-bearing liabilities                                            6.26                6.41               (0.15)
----------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                            1.15                0.41                0.74
Contribution of noninterest-bearing funds                                       0.53                0.57               (0.04)
----------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                             1.68%               0.98%               0.70%
============================================================================================================================

Net interest revenue for the first quarter of 2001 totaled $188 million, up $72 million, or 62 percent, from the first quarter of 2000.

In the first quarter of 2001, the interest rate spread was 1.15 percent compared to 0.41 percent in the prior year period. Net interest margin increased to 1.68 percent from 0.98 percent. The yield on interest-earning assets increased by 59 basis points and the cost of interest-bearing liabilities decreased by 15 basis points. Average interest-earning assets totaled $45.4 billion for the first quarter of 2001, down $2.8 billion from the same period in 2000. The decrease was primarily attributable to a decrease in trading assets. Average interest-bearing liabilities totaled $41.5 billion for the first quarter of 2001, down $2.5 billion from the same period in 2000. The decrease was primarily attributable to a decrease in interest-bearing deposits.

                               Noninterest Revenue

Trading revenue was down $10 million from the first quarter of 2000. The decrease is primarily attributable to the transfer of BTH in the third quarter of 2000.

Fiduciary and funds management revenue was down $31 million, or 15 percent, from the first quarter of 2000. The decrease is due primarily to lower revenues from custodian fees and incentive/performance fees due principally to declining asset prices and reduced levels of market activity.

Corporate finance fees of $22 million decreased $15 million from the $37 million earned in the first quarter of 2000. The decline is primarily attributable to lower revenue for syndication, commitment and financial advisory fees reflecting lower levels of market activity.

Other fees and commissions of $59 million decreased $21 million from the prior year quarter primarily due to lower revenue for fees in lieu of compensating balances, guarantee fees and brokers' commissions.

Other noninterest revenue totaled $107 million compared to $191 million in the prior year period. The current quarter reflected lower revenue from mark-to-market adjustments on equity securities due to the transfer of BTH in the third quarter of 2000.

Provision and allowances for credit losses

The allowances for credit losses represents management's estimate of probable losses that have occurred as of the date of the financial statements. The allowance for credit losses-loans is reported as a reduction of loans and the allowance for credit losses for other credit-related items is reported in other liabilities.

The provisions for credit losses and the other changes in the allowances for credit losses are shown below (in millions).

                                                                        Three Months Ended
                                                                              March 31,
                                                                ----------------------------------
Total allowances for credit losses                                   2001               2000
--------------------------------------------------------------------------------------------------
LOANS
Balance, beginning of period                                    $           424    $           491
Provision for credit losses                                                  50                (38)
Allowance related to entities sold/transferred(a)                           (23)                --
Net charge-offs

    Charge-offs                                                               5                 40
    Recoveries                                                               --                  9
--------------------------------------------------------------------------------------------------
Total net charge-offs                                                         5                 31
--------------------------------------------------------------------------------------------------
Balance, end of period(b)                                       $           446    $           422
==================================================================================================

OTHER LIABILITIES

Balance, beginning of period                                    $            22    $            24
Provision for credit losses                                                  (4)                (6)
--------------------------------------------------------------------------------------------------
Balance, end of period                                          $            18    $            18
==================================================================================================

(a)  Reflects  the  allowance  for  credit   losses-loans   of  legal   entities
     transferred to Deutsche Bank on the date of transfer and of legal entities sold on the date of sale.

(b)  Comprised of the following components:

                                      Specific allowance        $           356    $          235
                                      Inherent loss*                         90               187
                                                                ----------------   --------------
                                                                $           446    $          422
                                                                ================   ==============
                                      *Includes country risk

Expenses

As compared to the first quarter of 2000, salaries and commissions expense decreased $12 million, or 10 percent, primarily due to a decrease in the average number of employees due to staff reductions throughout 2000.

Incentive compensation and employee benefits decreased $27 million, or 23 percent from the prior year quarter, resulting from the previously mentioned decrease in the average number of employees. In addition, there was a decrease in outplacement and counseling services resulting from the termination of employees in connection with the Acquisition.

Other noninterest expense decreased $158 million from the prior year period. The prior year quarter included charges payable to a Deutsche Bank affiliated company relating to compensation arrangements.

INCOME TAXES

Income tax expense for the first quarter of 2001 amounted to $18 million, compared to income tax expense of $83 million in the first quarter of 2000. The effective tax rate was 14 percent for the current quarter and 77 percent for the prior year quarter. The decrease in the effective tax rate is primarily due to a decrease in state and local income taxes. In addition, the prior year quarter included a deferred tax valuation allowance.

Balance sheet analysis

The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                                                          CONDENSED AVERAGE BALANCE SHEETS
                                                                -------------------------------------------------------
(in millions)                                                    1st Qtr. 2001      4th Qtr. 2000   Increase (Decrease)
---------------------------------------------------------------------------------------------------------------------
ASSETS
  Interest-earning
     Interest-bearing deposits with banks                       $         8,327    $         5,743    $         2,584
     Federal funds sold                                                   1,710              1,785                (75)
     Securities purchased under resale agreements                           857              1,305               (448)
     Trading assets                                                      12,015             11,591                424
     Securities available for sale
       Taxable                                                              229                261                (32)
       Exempt from federal income taxes                                      16                 16                 --
---------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                         245                277                (32)
  Loans
     Domestic offices                                                    21,792             25,258             (3,466)
     Foreign offices                                                          4                 33                (29)
---------------------------------------------------------------------------------------------------------------------
Total loans                                                              21,796             25,291             (3,495)
Customer receivables                                                        417                383                 34
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                            45,367             46,375             (1,008)
  Noninterest-earning
     Cash and due from banks                                              1,833              2,090               (257)
     Noninterest-earning trading assets                                   1,132              2,001               (869)
     All other assets                                                     9,180              6,401              2,779
     Less: Allowance for credit losses-loans                               (411)              (394)               (17)
---------------------------------------------------------------------------------------------------------------------
Total                                                           $        57,101    $        56,473    $           628
=====================================================================================================================

LIABILITIES

Interest-bearing
  Interest-bearing deposits
     Domestic offices                                           $         9,829    $         8,906    $           923
     Foreign offices                                                      2,447              3,042               (595)
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                                          12,276             11,948                328
  Trading liabilities                                                        56                 55                  1
  Securities loaned and securities sold under repurchase
     agreements                                                              12                 84                (72)
  Other short-term borrowings                                            17,122             15,030              2,092
  Long-term debt                                                         10,680             11,697             (1,017)
  Trust preferred capital securities                                      1,308              1,316                 (8)
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                       41,454             40,130              1,324
  Noninterest-bearing

     Noninterest-bearing deposits                                         4,068              3,859                209
     Noninterest-bearing trading liabilities                              1,167              2,582             (1,415)
     All other liabilities                                                5,968              5,560                408
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                        52,657             52,131                526
---------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                4,444              4,342                102
---------------------------------------------------------------------------------------------------------------------
Total                                                           $        57,101    $        56,473    $           628
=====================================================================================================================

TRADING DERIVATIVES

The Corporation manages trading positions in a variety of derivative contracts. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur.

The following table reflects the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                                               March 31, 2001                      December 31, 2000
                                                    ----------------------------------    ----------------------------------
(in millions)                                            Assets         (Liabilities)         Assets          (Liabilities)
----------------------------------------------------------------------------------------------------------------------------
OTC FINANCIAL INSTRUMENTS
Interest Rate and Currency
  Swap contracts                                    $         1,181    $        (1,142)   $           999    $          (949)
Interest Rate Contracts
  Options purchased                                             104                                   104
  Options written                                                                  (86)                                  (82)
Foreign Exchange Rate Contracts
  Spot and forwards                                               6               (191)                95                 (3)
  Options purchased                                              --                                     5
  Options written                                                                   --                                    (5)
Equity-related contracts                                        425               (449)               901               (933)
Commodity-related and other contracts                         2,510             (2,557)             1,885             (1,914)
----------------------------------------------------------------------------------------------------------------------------
Total Gross Fair Values                                       4,226             (4,425)             3,989             (3,886)
Impact of Netting Agreements                                 (2,603)             2,603             (1,994)             1,994
----------------------------------------------------------------------------------------------------------------------------
Total Fair Value (a)                                $         1,623    $        (1,822)   $         1,995    $        (1,892)
============================================================================================================================


(a) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

DERIVATIVES USED FOR HEDGING PURPOSES

On January 1, 2001, the Corporation adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as further amended by SFAS 138, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. The transition adjustment related to SFAS 133 on January 1, 2001 resulted in an increase in net income of $8 million (net of tax of $5 million.) This amount was due to the adjustment required to bring certain hedging derivatives to fair value at January 1, 2001, offset by the adjustment required to bring the related hedged items to fair value, pursuant to the SFAS 133 transition provisions for past hedging relationships characterized as fair value hedges.

The Corporation uses derivatives for hedging purposes to manage exposures to interest rate risk associated with certain liabilities, primarily long-term debt. For example, the majority of the Corporation's derivatives used for hedging purposes involve interest rate swaps used to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. These hedging relationships are designated as fair value hedges under SFAS 133 and accordingly, the changes in the fair value of the derivatives used as hedges are generally offset by the changes in the fair value of the hedged liabilities. Any hedge ineffectiveness, that is, the difference between the change in fair value of the derivative and the change in fair value of the hedged liabilities, is recognized primarily in other noninterest revenue in the consolidated statement of income. The ineffective portion of the fair value hedges was immaterial for the three months ended March 31, 2001.

The adoption of SFAS 133 may cause volatility in the Corporation's earnings, comprehensive income and stockholder's equity. The FASB continues to deliberate potential changes to the new rules, the effects of which cannot be presently anticipated.

Regulatory capital

The Corporation's banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. The Federal Reserve Board's ("FRB") risk-based capital guidelines address the capital adequacy for a bank. These guidelines include a definition of capital, a framework for calculating risk-weighted assets, and minimum risk-based capital ratios to be maintained by a bank. A bank's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The FRB also has a minimum Leverage ratio that is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of a bank. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.

Based on its respective regulatory capital ratios at March 31, 2001, the Corporation's principal banking subsidiary, Bankers Trust Company ("BTCo"), is well capitalized, as defined in the applicable regulations.

BTCo's ratios are presented in the table below.

                                                                                            FRB             To Be Well
                                                                                        Minimum for         Capitalized
                                           Actual as of          Actual as of        Capital Adequacy    Under Regulatory
                                          March 31, 2001       December 31, 2000         Purposes           Guidelines
-------------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios
 Tier 1 capital                                 22.9%                 24.0%                  4.0%                 6.0%
 Total capital                                  25.4%                 26.5%                  8.0%                10.0%
 Leverage ratio                                 15.8%                 16.0%                  3.0%                 5.0%


The following are the essential components used in calculating BTCo's risk-based capital ratios:

                                            Actual as of         Actual as of
(in millions)                              March 31, 2001      December 31, 2000
-------------------------------------------------------------------------------
Tier 1 Capital                            $         6,139       $         6,161
Tier 2 Capital                                        670                   651
-------------------------------------------------------------------------------
Total Capital                             $         6,809       $         6,812
===============================================================================

Total risk-weighted assets                $        26,786       $        25,683
===============================================================================


Both BTCo's Tier 1 and Total Capital ratios decreased by 110 basis points because of an increase in risk-weighted assets of $1.1 billion. The Leverage ratio decreased by 20 basis points primarily due to an increase of $0.5 billion in quarterly average assets.

As permitted by the FRB's Supervisory Letter SR 01-1, the Corporation is no longer required to comply with the FRB's capital adequacy guidelines since it is owned and controlled by a foreign bank that is a financial holding company that the FRB has determined to be well capitalized and well managed.

Risk management

Market risk is the risk of losses in the value of the Corporation's portfolio due to movements in market prices and rates. Market risk arises from the Corporation's trading and client activities. This section discusses changes in the Corporation's market-risk profile as characterized by the quantitative information presented on page 13 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

The table below shows the results of statistical measures of loss for the first three months of 2001 and all of 2000 for the set of financial assets and liabilities whose values are functions of market traded variables irrespective of accounting intention. This measure shows the 99th percentile loss potential of the Firm assuming the Firm's positions are held unchanged for 1 day.

Trading Value at Risk
(in millions)

                                           2000          Three Months        December 31,        March 31,
Risk class                               Average         2001 Average            2000              2001
-------------------------------------------------------------------------------------------------------------
Interest rate                        $           3.9    $           2.5    $           5.3    $           1.4
Currency                                         1.1                0.1                0.2                 --
Equity                                           4.4                0.8                0.8                0.8
Commodity                                         --                 --                 --                 --
Diversification                                 (2.8)              (0.7)              (0.9)              (0.6)
-------------------------------------------------------------------------------------------------------------
Overall Portfolio                    $           6.6    $           2.7    $           5.4    $           1.6
=============================================================================================================



The table shows that the Corporation's Trading Risk level decreased by 70 percent from $5.4 million on December 31, 2000 to $1.6 million on March 31, 2001. The primary trading account market risks remaining at March 31, 2001 are interest rate risk and equity risk. The interest rate risk stems primarily from the loan trading, loan syndication and loan securitization businesses. The equity risk is primarily from high yield distressed debt positions.

As a result of the transfer of BTH and other factors, the market risk in the non-trading portfolios at March 31, 2001 is immaterial.

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

Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At March 31, 2001, this credit line totaled approximately $4.5 billion. Of this amount, approximately $3.8 billion was drawn. In addition, the Corporation has received unsecured financing from Deutsche Bank via its indirect subsidiaries in the amount of $2.3 billion.

NONPERFORMING ASSETS

The components of cash basis loans and other real estate are shown below ($ in millions).

                                                                                   March 31,         December 31,
                                                                                     2001                2000
------------------------------------------------------------------------------------------------------------------
CASH BASIS LOANS
  Domestic
    Commercial and industrial                                                   $           799    $           766
    Secured by real estate                                                                   30                 28
    Financial institutions                                                                   20                 20
------------------------------------------------------------------------------------------------------------------
Total domestic                                                                              849                814
------------------------------------------------------------------------------------------------------------------
  International
    Commercial and industrial                                                                18                 10
    Secured by real estate                                                                   --                  1
    Other                                                                                    --                 15
 Total international                                                                         18                 26
------------------------------------------------------------------------------------------------------------------
Total cash basis loans                                                          $           867    $           840
==================================================================================================================

Ratio of cash basis loans to total gross loans                                              3.8%               3.7%
==================================================================================================================

Ratio of allowance for credit losses-loans to cash basis loans                               51%                50%
==================================================================================================================

OTHER REAL ESTATE                                                               $           106    $           109
==================================================================================================================


There were no loans 90 days or more past due and still accruing interest at March 31, 2001 and December 31, 2000.

An analysis of the changes in the Corporation's total cash basis loans during the first three months of 2001 follows (in millions):

Balance, December 31, 2000                                      $           840
Net transfers to cash basis loans                                            75
Net paydowns                                                                 (5)
Charge-offs                                                                  (5)
Transfers out of Bankers Trust Corporation*                                 (38)
-------------------------------------------------------------------------------
Balance, March 31, 2001                                         $           867
===============================================================================

* Reflects the cash basis loans of certain legal entities transferred to Deutsche Bank or sold.

The Corporation's total cash basis loans amounted to $867 million at March 31, 2001, up $27 million, or 3 percent, from December 31, 2000.

Impaired loans under SFAS 114 were $899 million and $858 million at March 31, 2001 and December 31, 2000, respectively. Included in these amounts were $732 million and $725 million of loans that required a specific allowance of $356 million and $344 million at those same dates, respectively.

The following table sets forth the approximate effect on interest revenue of cash basis loans. This disclosure reflects the interest on loans that were carried on the balance sheet and classified as cash basis at March 31 of each year. The rates used in determining the gross amount of interest, which would have been recorded at the original rate, were not necessarily representative of current market rates.

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                ---------------------------------

(in millions)                                                                         2001              2000
-----------------------------------------------------------------------------------------------------------------
Domestic Loans
  Gross amount of interest that would have been recorded at original rate       $            22   $            13
  Less, interest, net of reversals, recognized in interest revenue                            4                 8
-----------------------------------------------------------------------------------------------------------------
Reduction of interest revenue                                                                18                 5
-----------------------------------------------------------------------------------------------------------------
International Loans
  Gross amount of interest that would have been recorded at original rate                    --                 1
  Less, interest, net of reversals, recognized in interest revenue                           --                 1
-----------------------------------------------------------------------------------------------------------------
Reduction of interest revenue                                                                --                --
-----------------------------------------------------------------------------------------------------------------
Total reduction of interest revenue                                             $            18   $             5
=================================================================================================================

RELATED PARTY TRANSACTIONS

In conjunction with the Acquisition and subsequent integration of the Corporation into Deutsche Bank's management structure, the Corporation has entered into various related party transactions with Deutsche Bank and its affiliated entities. For further discussion, see page 58 of the Corporation's 2000 Annual Report on Form 10-K.

The Corporation also has related party balances with Deutsche Bank or affiliated companies. These balances generally include interest-bearing deposits with banks, securities purchased under resale agreements, securities loaned and securities sold under repurchase agreements, other short-term borrowings, and derivative contracts. The Corporation's results from operations may not necessarily be indicative of results that would have existed had the Corporation operated as an unaffiliated entity. These transactions are entered into in the ordinary course of business.

Included in the Corporation's financial statements were the following balances with such affiliates:

(in millions)                            March 31, 2001     December 31, 2000
------------------------------------------------------------------------------
Interest-earning assets                  $        18,036       $        22,230
Noninterest-earning assets                         1,472                 2,803
Interest-bearing liabilities                      15,759                14,507
Noninterest-bearing liabilities                    7,990                 4,815

ACCOUNTING DEVELOPMENTS

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions, retained interests in securitizations, and certain collateral received in reverse repurchase agreements and certain collateral pledged for fiscal years ending after December 15, 2000. SFAS 140 carries forward most of the provisions of SFAS 125. New criteria for nonconsolidation of qualifying special purpose entities will apply prospectively effective for the quarter commencing April 1, 2001 and therefore do not impact previously reported transactions. Management believes the adoption of SFAS 140 will not have a material impact on the Corporation's net income, stockholder's equity or total assets.

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

Since January 2001, Bankers Trust Company has been named as one of numerous defendants in more than a dozen actions (four of which are brought as class actions) filed in the Superior Court of the State of California, County of Los Angeles, all of which have been or are in the process of being assigned to a single judge. Pursuant to the Court's orders, plaintiffs have served two amended model complaints, one denominated as a class action (Stuber, et al. v. Merrill Lynch Pierce Fenner & Smith, Inc., et al) and the other denominated as an individual action (Gomes, et al. v. Merrill Lynch Pierce Fenner & Smith, Inc., et al). The actions allege claims of breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, tortious interference with contract, negligence, fraudulent conveyance, constructive fraud, reformation, unfair business practices, and unjust enrichment as well as specific performance and declaratory relief in connection with certain individual and master structured settlement trusts established for the most part in the early 1980s in connection with the settlement of personal injury litigation. Bankers Trust Company served as trustee of certain of these trusts during a portion of the period 1994-1998. The complaints seek unspecified compensatory and punitive damages and certain other relief. The Corporation believes that it has meritorious defenses and intends to defend these matters vigorously.

In addition to the matters described above, various legal actions and proceedings involving Bankers Trust and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" on page 20 for Quantitative and Qualitative Disclosures About Market Risk.

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

          (12) Statement re Computation of Ratios

     (b) Reports on Form 8-K - Bankers Trust Corporation did not file any reports on Form 8-K for the quarter ended March 31, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 15, 2001.

                                    Bankers Trust Corporation

                                       By:/s/ RONALD HASSEN
                                              --------------
                                              RONALD HASSEN
                                              Senior Vice President, Controller
                                                and Principal Accounting Officer

                            BANKERS TRUST CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                  EXHIBIT INDEX

     (4)  Instruments  Defining  the  Rights  of  Security  Holders,   Including
          Indentures
          (v)  - Long-term Debt Indentures                                  (a)

     (12) Statement re computation of ratios

          (a)  Computation of Consolidated Ratios of Earnings to Fixed Charges

(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust Corporation or its subsidiaries.