Form 10-Q
period 2001-06-30
BANKERS TRUST CORP
filed 2001-08-14
CIK 9749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                                       or

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

                            BANKERS TRUST CORPORATION

                             June 30, 2001 FORM 10-Q

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
                                                                         Page
                                                                         ----

     Item 1. Financial Statements
         Consolidated Statement of Income
            Three Months Ended June 30, 2001 and 2000                      2
            Six Months Ended June 30, 2001 and 2000                        3

         Consolidated Statement of Comprehensive Income
            Three Months Ended June 30, 2001 and 2000
            Six Months Ended June 30, 2001 and 2000                        4

         Consolidated Balance Sheet
            At June 30, 2001 and December 31, 2000                         5

         Consolidated Statement of Changes in Stockholder's Equity
            Six Months Ended June 30, 2001 and 2000                        6

         Consolidated Statement of Cash Flows
            Six Months Ended June 30, 2001 and 2000                        7

         Consolidated Schedule of Net Interest Revenue
            Three Months and Six Months Ended June 30, 2001 and 2000       8

     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period.

     The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as supplemented by the first quarter 2001 Form 10-Q.


    Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk      29

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                30

SIGNATURE                                                                    31

PART I. FINANCIAL INFORMATION

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                 (in millions)
                                  (unaudited)

                                                                       Increase
THREE MONTHS ENDED JUNE 30,                             2001    2000  (Decrease)
--------------------------------------------------------------------------------
NET INTEREST REVENUE
      Interest revenue                                  $659   $ 889    $(230)
      Interest expense                                   482     749     (267)
--------------------------------------------------------------------------------
Net interest revenue                                     177     140       37
Provision for credit losses-loans                         54      (2)      56
--------------------------------------------------------------------------------
Net interest revenue after provision for credit
  losses-loans                                           123     142      (19)
--------------------------------------------------------------------------------
NONINTEREST REVENUE
      Trading                                             17      31      (14)
      Fiduciary and funds management                     173     208      (35)
      Corporate finance fees                              28      45      (17)
      Other fees and commissions                          72      82      (10)
      Securities available for sale gains                --       31      (31)
      Other                                               80     (40)     120
--------------------------------------------------------------------------------
Total noninterest revenue                                370     357       13
--------------------------------------------------------------------------------
NONINTEREST EXPENSES
      Salaries and commissions                           108     121      (13)
      Incentive compensation and employee benefits        82     100      (18)
      Agency and other professional service fees          59      55        4
      Communication and data services                     11      20       (9)
      Occupancy, net                                      25      26       (1)
      Furniture and equipment                             34      30        4
      Travel and entertainment                             9      11       (2)
      Other                                              108     163      (55)
      Restructuring charge                               --      (46)      46
--------------------------------------------------------------------------------
Total noninterest expenses                               436     480      (44)
--------------------------------------------------------------------------------
Income before income taxes                                57      19       38
Income taxes                                              10      36      (26)
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                       $ 47   $ (17)   $  64
================================================================================

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                                              Increase
SIX MONTHS ENDED JUNE 30,                                                    2001      2000  (Decrease)
------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE
      Interest revenue                                                      $1,487   $ 1,705    $(218)
      Interest expense                                                       1,122     1,449     (327)
------------------------------------------------------------------------------------------------------
Net interest revenue                                                           365       256      109
Provision for credit losses-loans                                              104       (40)     144
------------------------------------------------------------------------------------------------------
Net interest revenue after provision for credit losses-loans                   261       296      (35)
------------------------------------------------------------------------------------------------------
NONINTEREST REVENUE
      Trading                                                                   70        94      (24)
      Fiduciary and funds management                                           347       413      (66)
      Corporate finance fees                                                    50        82      (32)
      Other fees and commissions                                               131       162      (31)
      Securities available for sale gains                                       --        31      (31)
      Other                                                                    187       151       36
------------------------------------------------------------------------------------------------------
Total noninterest revenue                                                      785       933     (148)
------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
      Salaries and commissions                                                 219       244      (25)
      Incentive compensation and employee benefits                             173       218      (45)
      Agency and other professional service fees                               109        97       12
      Communication and data services                                           27        46      (19)
      Occupancy, net                                                            51        51       --
      Furniture and equipment                                                   66        61        5
      Travel and entertainment                                                  19        21       (2)
      Other                                                                    197       410     (213)
      Restructuring charge                                                      --       (46)      46
------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                     861     1,102     (241)
------------------------------------------------------------------------------------------------------
Income before income taxes                                                     185       127       58
Income taxes                                                                    28       119      (91)
------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $  157   $     8    $ 149
======================================================================================================

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)

                                                                       Three Months Ended       Six Months Ended
                                                                             June 30,               June 30,
                                                                       ------------------      ------------------
                                                                         2001       2000        2001        2000
-----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                         $47       $(17)       $ 157        $  8
-----------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments:
   Unrealized foreign currency translation gains (losses) arising
       during period (a)                                                    8        (17)         (46)        (53)

   Reclassification adjustment for realized foreign currency
       translation losses (b)                                               9         --           10           4

  Unrealized gains (losses) on securities
   available for sale:
    Unrealized holding gains arising during period (c)                      4         67            4          83
    Reclassification adjustment for realized gains (d)                     --        (18)          --         (18)
-----------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                    21         32          (32)         16
-----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                      $68       $ 15        $ 125        $ 24
=================================================================================================================

     (a) Amounts are net of income tax benefits of $2 million and $11 million for the three months ended June 30, 2001 and 2000, respectively and $31 million and $30 million for the six months ended June 30, 2001 and 2000, respectively.

     (b) Amounts are net of income tax expense (benefit) of $(18) million for the three months ended June 30, 2001 and $(19) million and $2 million for the six months ended June 30, 2001 and 2000, respectively.

     (c) Amounts are net of income tax expense of $2 million and $3 million for the three months ended June 30, 2001 and 2000, respectively and $2 million and $13 million for the six months ended June 30, 2001 and 2000, respectively.

     (d) Amounts are net of income tax expense of $13 million for the three months ended June 30, 2000 and $13 million for the six months ended June 30, 2000.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        ($ in millions, except par value)

                                                          June 30,  December 31,
                                                             2001*        2000
--------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                  $  1,471     $  1,921
Interest-bearing deposits with banks                        7,995        8,905
Securities purchased under resale agreements                4,616        8,310
Trading assets:
       Government securities                                  121          135
       Corporate debt securities                              424          556
       Equity securities                                    9,680        9,255
       Swaps, options and other derivatives                 2,362        1,995
       Other trading assets                                 1,142        1,449
--------------------------------------------------------------------------------
Total trading assets                                       13,729       13,390
Securities available for sale                                 281          252
Loans, net                                                 22,207       22,016
Customer receivables                                          189          308
Due from customers on acceptances                             163          254
Accounts receivable and accrued interest                    1,686        2,954
Other assets                                                7,187        4,453
--------------------------------------------------------------------------------
Total                                                    $ 59,524     $ 62,763
================================================================================
LIABILITIES
Noninterest-bearing deposits
   Domestic offices                                      $  2,753     $  3,263
   Foreign offices                                          1,126          968
Interest-bearing deposits
   Domestic offices                                        12,183        8,649
   Foreign offices                                          2,443        2,874
--------------------------------------------------------------------------------
Total deposits                                             18,505       15,754
Trading liabilities:
 Securities sold, not yet purchased
   Government securities                                       56           56
 Swaps, options and other derivatives                       1,256        1,892
 Other trading liabilities                                  1,133        1,133
--------------------------------------------------------------------------------
Total trading liabilities                                   2,445        3,081
Securities loaned and securities sold under repurchase
   agreements                                                   7          109
Other short-term borrowings                                15,831       18,498
Acceptances outstanding                                       163          254
Accounts payable and accrued expenses                       1,270        2,603
Other liabilities                                           4,855        5,432
Long-term debt not included in risk-based capital           8,992        9,270
Long-term debt included in risk-based capital               1,653        2,073
Mandatorily redeemable capital securities of subsidiary
  trusts holding solely junior subordinated deferrable
  interest debentures included in risk-based capital        1,296        1,307
--------------------------------------------------------------------------------
Total liabilities                                          55,017       58,381
--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY
Common stock, $1 par value
   Authorized: 200 shares; Issued: 1 share                   --           --
Capital surplus                                             2,319        2,319
Retained earnings                                           2,336        2,179
Accumulated other comprehensive income:
    Net unrealized gains on securities available
      for sale, net of taxes                                    4         --
    Foreign currency translation, net of taxes               (152)        (116)
--------------------------------------------------------------------------------
Total stockholder's equity                                  4,507        4,382
--------------------------------------------------------------------------------
Total                                                    $ 59,524     $ 62,763
================================================================================

* Unaudited.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                         (in millions, except par value)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30,                                      2001        2000
--------------------------------------------------------------------------------
PREFERRED STOCK
Balance, January 1                                          $    --     $   376
Preferred stock repurchased                                      --         (12)
--------------------------------------------------------------------------------
Balance, June 30                                                 --         364
--------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and June 30                                   --*         --*
--------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                            2,319       2,318
Preferred stock repurchased                                      --           1
--------------------------------------------------------------------------------
Balance, June 30                                              2,319       2,319
--------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                            2,179       1,686
Net income                                                      157           8
Preferred stock cash dividends declared                          --         (11)
--------------------------------------------------------------------------------
Balance, June 30                                              2,336       1,683
--------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                             (116)        (46)
Translation adjustments/entity transfers and sales              (48)        (81)
Income taxes                                                     12          32
--------------------------------------------------------------------------------
Balance, June 30                                               (152)        (95)
--------------------------------------------------------------------------------
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                               --          16
Change in unrealized net gains, after applicable
 income taxes                                                     4          65
--------------------------------------------------------------------------------
Balance, June 30                                                  4          81
--------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY, JUNE 30                         $ 4,507     $ 4,352
================================================================================

* 1 share, $1 par value.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

SIX MONTHS ENDED JUNE 30,                                       2001       2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $   157    $     8
Adjustments to reconcile net income to net cash used in
     operating activities:
     Provision for credit losses - loans                         104        (40)
     Provision for credit losses - other                          (6)       (20)
     Restructuring charge (release)                               --        (46)
     Deferred income taxes, net                                  178         51
     Depreciation and other amortization and accretion            29         18
     Other, net                                                 (180)         6
--------------------------------------------------------------------------------
      Earnings adjusted for noncash charges and credits          282        (23)
Net change in:
     Trading assets                                           (1,313)    (2,437)
     Trading liabilities                                        (635)    (1,502)
     Receivables and payables from securities transactions      (523)        87
     Customer receivables                                        119         24
     Other operating assets and liabilities, net              (2,122)      (606)
Securities available for sale gains                               --        (31)
--------------------------------------------------------------------------------
Net cash used in operating activities                         (4,192)    (4,488)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
     Interest-bearing deposits with banks                        907     (6,122)
     Federal funds sold                                          -        2,469
     Securities purchased under resale agreements              3,693      2,417
     Loans                                                      (370)    (1,874)
Securities available for sale:
     Purchases                                                   (23)      (260)
     Maturities and other redemptions                             23      2,238
     Sales                                                        12        500
Acquisitions of premises and equipment                           (51)       (69)
Other, net                                                         5         10
Proceeds from transfer of legal entities                          --         71
--------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            4,196       (620)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
     Deposits                                                  2,752     (4,208)
     Securities loaned and securities sold under
      repurchase agreements                                     (100)        (2)
     Other short-term borrowings                              (2,668)     2,344
Issuances of long-term debt                                      364      7,383
Repayments of long-term debt                                    (801)    (1,245)
Redemptions and repurchases of preferred stock                    --        (11)
Cash dividends paid                                               --        (11)
Other, net                                                        --        (30)
--------------------------------------------------------------------------------
Net cash (used in) provided by financing activities             (453)     4,220
--------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                       (1)       (15)
--------------------------------------------------------------------------------
Net decrease in cash and due from banks                         (450)      (903)
Cash and due from banks, beginning of period                   1,921      3,212
--------------------------------------------------------------------------------
Cash and due from banks, end of period                       $ 1,471    $ 2,309
================================================================================
Interest paid                                                $ 1,538    $ 2,128
===============================================================================
Income taxes paid, net                                       $     4    $     4
================================================================================
Noncash investing activities                                 $     9    $    27
================================================================================

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                                  (in millions)
                                   (unaudited)

                                                                 Three Months Ended     Six Months Ended
                                                                      June 30,               June 30,
                                                                 ---------------------------------------
                                                                   2001       2000       2001       2000
--------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Interest-bearing deposits with banks                               $136       $183     $  326     $  238
Federal funds sold                                                   11         19         36         52
Securities purchased under resale agreements                          8         41         20         84
Trading assets                                                      142        253        328        445
Securities available for sale
     Taxable                                                          3         11          9         44
     Exempt from federal income taxes                                 1          2          2          4
Loans                                                               356        374        760        823
Customer receivables                                                  2          6          6         15
--------------------------------------------------------------------------------------------------------
Total interest revenue                                              659        889      1,487      1,705
--------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits
     Domestic offices                                                96        138        219        285
     Foreign offices                                                 36        129         87        266
Trading liabilities                                                   1         --          3         --
Securities loaned and securities sold under repurchase agreements    --          1         --          2
Other short-term borrowings                                         192        210        471        394
Long-term debt                                                      131        243        287        445
Trust preferred capital securities                                   26         28         55         57
--------------------------------------------------------------------------------------------------------
Total interest expense                                              482        749      1,122      1,449
--------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                               $177       $140     $  365     $  256
========================================================================================================

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

RESULTS OF OPERATIONS

The Corporation reported income of $47 million for the three months ended June 30, 2001 and income of $157 million for the first six months of 2001. The Corporation reported a loss of $17 million for the three months ended June 30, 2000 and income of $8 million for the first six months of 2000.

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

The following tables present results by Business Segment:

                                                     Three months ended June 30, 2001
                                                  ----------------------------------------
                                                                   Total
                                                  Total Net     Noninterest     Pretax
(in millions)                                      Revenue*      Expenses     Income(Loss)
------------------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities                 $ 132           $ 52          $ 80
  Transaction Banking                                167            188           (21)
------------------------------------------------------------------------------------------
    Total Corporate and Investment Bank              299            240            59
Private Clients and Asset Management
  Private Banking                                     39             44            (5)
  Asset Management                                    69             90           (21)
------------------------------------------------------------------------------------------
    Total Private Clients and Asset Management       108            134           (26)
Corporate Investments                                 (2)             4            (6)
------------------------------------------------------------------------------------------
Total Business Segments                              405            378            27
------------------------------------------------------------------------------------------
Other                                                 88             58            30
------------------------------------------------------------------------------------------
Total                                              $ 493           $436          $ 57
==========================================================================================

* There were no material intersegment revenues among the business segments.


                                                     Three months ended June 30, 2000
                                                  ----------------------------------------
                                                                   Total
                                                  Total Net     Noninterest     Pretax
(in millions)                                      Revenue*      Expenses     Income(Loss)
------------------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities                 $ 163           $ 192         $(29)
  Transaction Banking                                243             246           (3)
------------------------------------------------------------------------------------------
    Total Corporate and Investment Bank              406             438          (32)
Private Clients and Asset Management
  Private Banking                                     43              40            3
  Asset Management                                    66              64            2
------------------------------------------------------------------------------------------
    Total Private Clients and Asset Management       109             104            5
Corporate Investments                                (28)             (7)         (21)
------------------------------------------------------------------------------------------
Total Business Segments                              487             535          (48)
------------------------------------------------------------------------------------------
Other                                                 12             (55)          67
------------------------------------------------------------------------------------------
Total                                              $ 499           $ 480         $ 19
==========================================================================================

* There were no material intersegment revenues among the business segments.

                                                        Six months ended June 30, 2001
                                                   ---------------------------------------
                                                                   Total
                                                    Total Net   Noninterest      Pretax
(in millions)                                       Revenue*     Expenses     Income(Loss)
------------------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities                 $  306          $118          $ 188
  Transaction Banking                                 382           415            (33)
------------------------------------------------------------------------------------------
    Total Corporate and Investment Bank               688           533            155
Private Clients and Asset Management
  Private Banking                                      86            81              5
  Asset Management                                    145           184            (39)
------------------------------------------------------------------------------------------
    Total Private Clients and Asset Management        231           265            (34)
Corporate Investments                                   3             8             (5)
------------------------------------------------------------------------------------------
Total Business Segments                               922           806            116
------------------------------------------------------------------------------------------
Other                                                 124            55             69
------------------------------------------------------------------------------------------
Total                                              $1,046          $861          $ 185
==========================================================================================

* There were no material intersegment revenues among the business segments.

                                                        Six months ended June 30, 2000
                                                   ---------------------------------------
                                                                   Total
                                                    Total Net   Noninterest      Pretax
(in millions)                                       Revenue*     Expenses     Income(Loss)
------------------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities                 $  393          $   370       $  23
  Transaction Banking                                 470              513         (43)
---------------------------------------------------------------------------------------
    Total Corporate and Investment Bank               863              883         (20)
Private Clients and Asset Management
  Private Banking                                      82               82          --
  Asset Management                                    154              122          32
---------------------------------------------------------------------------------------
    Total Private Clients and Asset Management        236              204          32
Corporate Investments                                 119               83          36
---------------------------------------------------------------------------------------
Total Business Segments                             1,218            1,170          48
---------------------------------------------------------------------------------------
Other                                                  11              (68)         79
---------------------------------------------------------------------------------------
Total                                              $1,229          $ 1,102       $ 127
=======================================================================================

* There were no material intersegment revenues among the business segments.

The Corporate and Investment Bank Group ("CIB") recorded pretax income of $59 million in the second quarter of 2001, compared to a pretax loss of $32 million in the prior year quarter. For the first six months of 2001, CIB recorded pretax income of $155 million as compared to a pretax loss of $20 million in the prior year period. Corporate Banking and Securities recorded pretax income of $80 million in the second quarter of 2001, compared to a pretax loss of $29 million in the prior year quarter. The decrease in total net revenue from the prior year quarter is mainly due to lower results from trading activities, lower corporate finance fees and higher provisions for credit losses. The decrease in expenses is mainly due to lower accruals for performance-based pay in the current quarter due to reduced market activity. For the first six months of 2001, this business segment recorded pretax income of $188 million as compared to pretax income of $23 million in the prior year period. Transaction Banking recorded a pretax loss of $21 million in the second quarter of 2001, compared to a pretax loss of $3 million in the prior year quarter. The current quarter included lower net interest revenue, as well as lower revenue from fiduciary and funds management activities. The decrease in expenses is partly due to lower personnel-related expenses. For the first six months of 2001, this business segment recorded a pretax loss of $33 million as compared to a pretax loss of $43 in the prior year period.

The Private Clients and Asset Management Group ("PCAM") recorded a pretax loss of $26 million in the second quarter of 2001, compared to pretax income of $5 million in the 2000 second quarter. For the first six months of 2001, PCAM recorded a pretax loss of $34 million as compared to pretax income of $32 million in the prior year period. Private Banking recorded a pretax loss of $5 million in the second quarter of 2001, compared to pretax income of $3 million in the prior year quarter. The decrease in pretax income from the prior year quarter is mainly due to lower net interest revenue and higher personnel-related costs. For the first six months of 2001, this business segment recorded pretax income of $5 million as compared to pretax income of $0 in the prior year period. Asset Management recorded a pretax loss of $21 million in the second quarter of 2001, compared to pretax income of $2 million in the prior year quarter. The decrease in pretax income from the prior year quarter is mainly due to higher personnel-related expenses. For the first six months of 2001, this business segment recorded a pretax loss of $39 million as compared to pretax income of $32 million in the prior year period.

Corporate Investments recorded minimal activity in the second quarter 2001, and in the six months ended June 30, 2001, due to the transfer of BTH at the end of the third quarter of 2000. This segment recorded a pretax loss of $21 million in the prior year quarter and pretax income in the prior year-to-date period of $36 million.

Other generally includes revenue and expenses that have not been allocated to business segments and the results of smaller businesses that are not included in the main business segments.

The following table reconciles total pretax income for business segments to consolidated pretax income (in millions):

SIX MONTHS ENDED JUNE 30,                                       2001       2000
--------------------------------------------------------------------------------
Total pretax income reported for business segments            $  116     $   48
Earnings associated with unassigned capital                      118        140
SFAS 133 transition adjustment                                    13         --
Restructuring release                                             --         46
Other unallocated amounts                                        (62)      (107)
--------------------------------------------------------------------------------
Consolidated pretax income                                    $  185     $  127
================================================================================

REVENUE

                              Net Interest Revenue

The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                                          Three Months Ended     Six Months Ended
                                                               June 30,              June 30,
                                                         ------------------     -------------------
                                                            2001       2000        2001        2000
---------------------------------------------------------------------------------------------------
NET INTEREST REVENUE (in millions)
Book basis                                               $   177    $   140     $   365     $   256
Tax equivalent adjustment                                      1          1           2           2
---------------------------------------------------------------------------------------------------
Fully taxable basis                                      $   178    $   141     $   367     $   258
===================================================================================================
AVERAGE BALANCES (in millions)
Interest-earning assets                                  $44,429    $47,777     $44,896     $47,448
Interest-bearing liabilities                              40,889     44,796      41,170      44,355
---------------------------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds     $ 3,540    $ 2,981     $ 3,726     $ 3,093
===================================================================================================
AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                            5.96%      7.49%       6.69%       7.23%
Cost of interest-bearing liabilities                        4.73       6.72        5.50        6.57
---------------------------------------------------------------------------------------------------
Interest rate spread                                        1.23       0.77        1.19        0.66
Contribution of noninterest-bearing funds                   0.38       0.42        0.46        0.43
---------------------------------------------------------------------------------------------------
Net interest margin                                         1.61%      1.19%       1.65%       1.09%
===================================================================================================

Net interest revenue for the second quarter of 2001 totaled $177 million, up $37 million, or 26 percent, from the second quarter of 2000. Net interest revenue for the first half of 2001 totaled $365, up $109 million or 43 percent, from the first half of 2000.

In the second quarter of 2001, the interest rate spread was 1.23 percent compared to 0.77 percent in the prior year period. Net interest margin increased to 1.61 percent from 1.19 percent. The yield on interest-earning assets decreased by 153 basis points and the cost of interest-bearing liabilities decreased by 199 basis points. Average interest-earning assets totaled $44.4 billion for the second quarter of 2001, down $3.3 billion from the same period in 2000. The decrease was primarily attributable to a decline in average interest-earning trading assets. Average interest-bearing liabilities totaled $40.9 billion for the second quarter of 2001, down $3.9 billion from the same period in 2000. The decrease was primarily attributable to a decline in average interest-bearing deposits.

In the first six months of 2001, the interest rate spread was 1.19 percent compared to 0.66 percent in the prior period. Net interest margin increased from
1.09 percent to 1.65 percent. The yield on interest-earning assets decreased by 54 basis points and the cost of interest-bearing liabilities decreased by 107 basis points. Average interest-earning assets totaled $44.9 billion for the first six months of 2001, down $2.6 billion from the same period in 2000. The decrease was primarily attributable to a decline in average interest-earning trading assets. Average interest-bearing liabilities totaled $41.2 billion for the first six months of 2001, down $3.2 billion from the same period in 2000. The decrease was primarily attributable to a decline in average interest-bearing deposits.

                               Noninterest Revenue

Trading revenue in the second quarter of 2001 was down $14 million from the second quarter of 2000. The decrease is due primarily to the implementation of SFAS 133 and the transfer of BTH in the third quarter of 2000. Trading revenue for the first six months of 2001 was down $24 million from the first six months of 2000. The decrease is primarily attributable to the transfer of BTH in the third quarter of 2000.

Fiduciary and funds management revenue in the second quarter of 2001 was down $35 million, or 17 percent, from the second quarter of 2000. The decrease is due primarily to lower revenues from custodian fees as well as a reduction in employee benefit plan revenues. Fiduciary and funds management revenue for the first half of 2001 was down $66 million, or 16 percent, from the $413 million earned in the first half of 2000. The decrease is due primarily to lower revenues from custodian fees, employee benefit plan fees and incentive performance fees due principally to declining asset prices and reduced levels of market activity.

Corporate finance fees of $28 million in the second quarter of 2001 decreased $17 million from the $45 million earned in the second quarter of 2000. The decline is primarily attributable to lower revenue for syndication, commitment and securities underwriting fees, reflecting lower levels of market activity. Corporate finance fees of $50 million for the first half of 2001 decreased $32 million from the $82 million earned in the first half of 2000. The decline is primarily attributable to lower revenues for syndication and commitment fees, reflecting lower levels of market activity.

Other fees and commissions of $72 million in the second quarter of 2001 decreased $10 million from the prior year quarter primarily due to lower revenue for fees from deposit account service charges, as well as brokerage commissions. Other fees and commissions of $131 million for the first half of 2001 decreased $31 million from the prior year period primarily due to lower revenues from fees in lieu of compensating balances, brokers commissions and deposit account service charges.

Other noninterest revenue in the second quarter of 2001 increased $120 million from the prior year period. Prior to May 2001, the Corporation accounted for servicing agreements with its affiliates on a net basis and included the net amount in other noninterest expenses in the consolidated statement of income. Beginning in May 2001, revenue from services provided to affiliates are included in other noninterest revenue while expenses incurred from services provided by affiliates are included in other noninterest expenses. Business segment results, as discussed on pages 10 to 14, will continue to reflect charges for servicing agreements on a net basis. As a result, the current quarter includes revenue from these servicing agreements, as well as prior year quarter mark-to-market losses on equity securities. Other noninterest revenue totaled $187 million for the first half of 2001 compared to $151 million in the prior year period. The increase in the first half of 2001 is due to the aforementioned servicing agreements as well as increases in equity income of subsidiaries and affiliates. These increases were partially offset by lower revenue from both realized and unrealized equity securities due to the transfer of BTH in the third quarter of 2000.

PROVISIONS AND ALLOWANCES FOR CREDIT LOSSES

The allowances for credit losses represent management's estimate of probable losses that have occurred as of the date of the financial statements. The allowance for credit losses-loans is reported as a reduction of loans and the allowance for credit losses for other credit-related items is reported in other liabilities.

In the second quarter of 2001 and for the first half of 2001, the Corporation recorded a provision for credit losses - loans of $54 million and $104 million, respectively. Given the current economic conditions, the Corporation has seen a decline in the credit quality of its portfolio and anticipates this trend to continue into the second half of 2001.

The provisions for credit losses and the other changes in the allowances for credit losses are shown below (in millions).

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------- ------------------
Total allowances for credit losses        2001       2000       2001       2000
--------------------------------------------------------------------------------

LOANS

Balance, beginning of period             $ 446      $ 422      $ 424      $ 491
Provision for credit losses                 54         (2)       104        (40)
Allowance related to entities
  sold/transferred(a)                       --         --        (23)        --
Net charge-offs
    Charge-offs                             65          3         70         43
    Recoveries                              --          2         --         11
--------------------------------------------------------------------------------
Total net charge-offs                       65          1         70         32
--------------------------------------------------------------------------------
Balance, end of period(b)                $ 435      $ 419      $ 435      $ 419
================================================================================

OTHER LIABILITIES

Balance, beginning of period             $  18      $  18      $  22      $  24
Provision for credit losses                 (2)       (14)        (6)       (20)
--------------------------------------------------------------------------------
Balance, end of period                   $  16      $   4      $  16      $   4
================================================================================

(a)  Reflects  the  allowance  for  credit   losses-loans   of  legal   entities
     transferred to Deutsche Bank on the date of transfer and of legal entities sold on the date of sale.

(b)  Comprised of the following components:

                            Specific allowance              $340      $299
                            Inherent loss*                    95       120
                                                         ---------------------
                                                            $435      $419
                                                         =====================

                           *Includes country risk

EXPENSES

As compared to the second quarter of 2000, salaries and commissions expense decreased $13 million, or 11 percent. As compared to the first half of 2000, salaries and commissions expense decreased $25 million, or 10 percent. The decrease in both periods is primarily due to a decrease in the average number of employees due to staff reductions throughout 2000.

Incentive compensation and employee benefits decreased $18 million, or 18 percent from the prior year quarter. Incentive compensation and employee benefits decreased $45 million, or 21 percent from the prior year-to-date period. The decrease in both periods is a result of the previously mentioned decrease in the average number of employees. In addition, there was a decrease in outplacement and counseling expense resulting from termination of employees.

Other noninterest expense decreased $55 million from the prior year quarter and $213 million from the prior year-to-date period. The decrease in both periods is due to the Corporation's servicing agreements with its affiliates. Prior to May 2001, the Corporation accounted for servicing agreements with its affiliates on a net basis and included the net amount in other noninterest expenses in the consolidated statement of income. Beginning in May 2001, revenue from services provided to affiliates are included in other noninterest revenue while expenses incurred from services provided by affiliates are included in other noninterest expenses. Business segment results, as discussed on pages 10 to 14, will continue to reflect charges for servicing agreements on a net basis.

During the second quarter of 2000, the Corporation reversed $46 million related to restructuring reserves in the Consolidated Statement of Income. For a further discussion of these charges, refer to page 43 of the Corporation's Annual Report on form 10-K.

INCOME TAXES

Income tax expense for the second quarter of 2001 amounted to $10 million, compared to income tax expense of $36 million in the second quarter of 2000. For the first six months of 2001, the income tax expense was $28 million, compared with income tax expense of $119 million in the first half of 2000. The effective tax rate was 18 percent for the current quarter and 15 percent for the six months ended June 30, 2001, and 189 percent for the prior year quarter and 94 percent for the six months ended June 30, 2000. The decrease in the effective tax rate is primarily due to a decrease in state and local income taxes. In addition, the prior year periods included a deferred tax valuation allowance.

BALANCE SHEET ANALYSIS

The following table highlights the changes in the balance sheet. Since quarter-end balances can be distorted by one-day fluctuations, an analysis of changes in the quarterly averages is provided to give a better indication of balance sheet trends.

                                                                             CONDENSED AVERAGE BALANCE SHEETS
                                                                    -------------------------------------------------
(in millions)                                                       2nd Qtr. 2001     1st Qtr. 2001     4th Qtr. 2000
---------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning
     Interest-bearing deposits with banks                              $  8,095           $  8,327           $  5,743
     Federal funds sold                                                     987              1,710              1,785
     Securities purchased under resale agreements                           737                857              1,305
     Trading assets                                                      11,574             12,015             11,591
     Securities available for sale
       Taxable                                                              221                229                261
       Exempt from federal income taxes                                      16                 16                 16
---------------------------------------------------------------------------------------------------------------------
Total securities available for sale                                         237                245                277
  Loans
     Domestic offices                                                    22,526             21,792             25,258
     Foreign offices                                                          3                  4                 33
---------------------------------------------------------------------------------------------------------------------
Total loans                                                              22,529             21,796             25,291
Customer receivables                                                        270                417                383
---------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                            44,429             45,367             46,375
  Noninterest-earning
     Cash and due from banks                                              1,633              1,833              2,090
     Noninterest-earning trading assets                                   2,119              1,132              2,001
     All other assets                                                     8,672              9,180              6,401
     Less: Allowance for credit losses-loans                               (432)              (411)              (394)
---------------------------------------------------------------------------------------------------------------------
Total                                                                  $ 56,421           $ 57,101           $ 56,473
=====================================================================================================================

LIABILITIES
Interest-bearing
  Interest-bearing deposits
     Domestic offices                                                  $  9,603           $  9,829           $  8,906
     Foreign offices                                                      2,302              2,447              3,042
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                                          11,905             12,276             11,948
  Trading liabilities                                                        57                 56                 55
  Securities loaned and securities sold under repurchase
     agreements                                                               1                 12                 84
  Other short-term borrowings                                            16,684             17,122             15,030
  Long-term debt                                                         10,946             10,680             11,697
  Trust preferred capital securities                                      1,296              1,308              1,316
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                       40,889             41,454             40,130
  Noninterest-bearing
     Noninterest-bearing deposits                                         3,623              4,068              3,859
     Noninterest-bearing trading liabilities                              2,146              1,167              2,582
     All other liabilities                                                5,244              5,968              5,560
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                        51,902             52,657             52,131
---------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                4,519              4,444              4,342
---------------------------------------------------------------------------------------------------------------------
Total                                                                  $ 56,421           $ 57,101           $ 56,473
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

The following tables reflect the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                               June 30, 2001             At December 31, 2000
                                          ----------------------------------------------------
(in millions)                              Assets    (Liabilities)     Assets    (Liabilities)
----------------------------------------------------------------------------------------------
OTC FINANCIAL INSTRUMENTS
Interest Rate and Currency
  Swap contracts                          $   648      $  (628)       $   999      $  (949)
Interest Rate Contracts
  Options purchased                            60                         104
  Options written                                          (41)                        (82)
Foreign Exchange Rate Contracts
  Spot and forwards                         1,391         (302)            95           (3)
  Options purchased                            --                           5
  Options written                                           --                          (5)
Equity-related contracts                      417         (440)           901         (933)
Commodity-related and other contracts       1,129       (1,128)         1,885       (1,914)
----------------------------------------------------------------------------------------------
Total Gross Fair Values                     3,645       (2,539)         3,989       (3,886)
Impact of Netting Agreements               (1,283)       1,283         (1,994)       1,994
----------------------------------------------------------------------------------------------
TOTAL FAIR VALUE(a)                       $ 2,362      $(1,256)       $ 1,995      $(1,892)
==============================================================================================

     (a) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

DERIVATIVES USED FOR HEDGING PURPOSES

On January 1, 2001, the Corporation adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as further amended by SFAS 138, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. The transition adjustment related to SFAS 133 on January 1, 2001 resulted in an increase in net income of $8 million (net of tax of $5 million.) This amount was due to the adjustment required to bring certain hedging derivatives to fair value at January 1, 2001, offset by the adjustment required to bring the related hedged items to fair value, pursuant to the SFAS 133 transition provisions for past hedging relationships characterized as fair value type hedges.

The Corporation uses derivatives for hedging purposes to manage exposures to interest rate risk associated with certain liabilities, primarily long-term debt. For example, the majority of the Corporation's derivatives used for hedging purposes involve interest rate swaps used to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. These hedging relationships are designated as fair value hedges under SFAS 133 and accordingly, the changes in the fair value of the derivatives used as hedges are generally offset by the changes in the fair value of the hedged liabilities. Any hedge ineffectiveness, that is, the difference between the change in fair value of the derivative and the change in fair value of the hedged liabilities, is recognized primarily in other noninterest revenue in the consolidated statement of income. The ineffective portion of the fair value hedges was immaterial for the three months and six months ended June 30, 2001.

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

Based on its respective regulatory capital ratios at June 30, 2001, the Corporation's principal banking subsidiary, Bankers Trust Company ("BTCo"), is well capitalized, as defined in the applicable regulations.

BTCo's ratios are presented in the table below.

                                                                                                  To Be Well
                                                                                 FRB          Capitalized Under
                                   Actual as of June    Actual as of     Minimum for Capital      Regulatory
                                       30, 2001       December 31, 2000   Adequacy Purposes       Guidelines
------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios
  Tier 1 capital                        24.2%              24.0%                 4.0%                6.0%
  Total capital                         26.4%              26.5%                 8.0%               10.0%
Leverage ratio                          16.2%              16.0%                 3.0%                5.0%


The following are the essential components used in calculating BTCo's risk-based capital ratios:

                                             Actual as of                                 Actual as of
(in millions)                                June 30, 2001                              December 31, 2000
------------------------------------------------------------------------------------------------------------------
Tier 1 Capital                                $ 6,181                                        $ 6,161
Tier 2 Capital                                    584                                            651
------------------------------------------------------------------------------------------------------------------
Total Capital                                 $ 6,765                                        $ 6,812
==================================================================================================================

Total risk-weighted assets                    $25,590                                        $25,683
==================================================================================================================

As permitted by the FRB's Supervisory Letter SR 01-1, the Corporation is no longer required to comply with the FRB's capital adequacy guidelines since it is owned and controlled by a foreign bank that is a financial holding company which has been determined by the FRB to be well-capitalized and well-managed.

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

The table below shows the results of statistical measures of Value at Risk for the first six months of 2001 and all of 2000 for trading account portfolios. This measure shows the 99th percentile loss potential of the Firm assuming the Firm's positions are held unchanged for 1 day.

Trading Value at Risk
(in millions)
                                2000       Six Months    December 31,  June 30,
Risk class                     Average    2001 Average      2000         2001
--------------------------------------------------------------------------------
Interest rate                  $   3.9      $   1.8        $   5.3      $   0.8
Currency                           1.1          0.1            0.2           --
Equity                             4.4          0.9            0.8          1.2
Diversification                   (2.8)        (0.6)          (0.9)        (0.6)
--------------------------------------------------------------------------------
Overall Portfolio              $   6.6      $   2.2        $   5.4      $   1.4
================================================================================

The table shows that the Corporation's Trading Value at Risk level decreased by 74 percent from $5.4 million on December 31, 2000 to $1.4 million on June 30, 2001. The primary trading account market risks remaining at June 30, 2001 are interest rate risk and equity risk. The interest rate risk stems primarily from the loan trading, loan syndication and loan securitization businesses. The equity risk is primarily from high yield distressed debt positions.

As a result of the transfer of BTH, the market risk in the non-trading portfolios at June 30, 2001 is immaterial.

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

Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At June 30, 2001, this credit line totaled approximately $4.2 billion. Of this amount, approximately $3.8 billion was drawn. In addition, the Corporation has received unsecured financing from Deutsche Bank via its indirect subsidiaries in the amount of $2.6 billion.

NONPERFORMING ASSETS

The components of cash basis loans and other real estate are shown below ($ in millions).

                                                                 June 30, 2001    December 31, 2000
---------------------------------------------------------------------------------------------------
CASH BASIS LOANS
  Domestic
    Commercial and industrial                                         $846               $766
    Secured by real estate                                              17                 28
    Financial institutions                                              20                 20
---------------------------------------------------------------------------------------------------
Total domestic                                                         883                814
---------------------------------------------------------------------------------------------------
  International
    Commercial and industrial                                           27                 10
    Secured by real estate                                              --                  1
    Other                                                               --                 15
---------------------------------------------------------------------------------------------------
Total international                                                     27                 26
---------------------------------------------------------------------------------------------------
Total cash basis loans                                                $910               $840
===================================================================================================
Ratio of cash basis loans to total gross loans                         4.0%               3.7%
===================================================================================================
Ratio of allowance for credit losses-loans to cash basis loans          48%                50%
===================================================================================================
OTHER REAL ESTATE                                                     $113               $109
===================================================================================================

There were no loans 90 days or more past due and still accruing interest at June 30, 2001 and December 31, 2000.

An analysis of the changes in the Corporation's total cash basis loans during the first six months of 2001 follows (in millions):

Balance, December 31, 2000                                                $840
Net transfers to cash basis loans                                          303
Net transfers to other real estate                                          (7)
Net paydowns                                                               (40)
Charge-offs                                                                (70)
Loan sales                                                                 (28)
Other                                                                      (50)
Transfers out of Bankers Trust Corporation*                                (38)
--------------------------------------------------------------------------------
Balance, June 30, 2001                                                    $910
================================================================================

*Reflects the cash basis loans of certain legal entities transferred to Deutsche Bank or sold.

The Corporation's total cash basis loans amounted to $910 million at June 30, 2001, up $70 million, or 8 percent, from December 31, 2000.

Impaired loans under SFAS 114, were $1,011 million and $858 million at June 30, 2001 and December 31, 2000, respectively. Included in these amounts were $826 million and $725 million of loans that required a specific allowance of $340 million and $344 million at those same dates, respectively.

The following table sets forth the approximate effect on interest revenue of cash basis loans. This disclosure reflects the interest on loans that were carried on the balance sheet and classified as cash basis at June 30 of each year. The rates used in determining the gross amount of interest that would have been recorded at the original rate were not necessarily representative of current market rates.

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                   -----------------
(in millions)                                                                      2001         2000
----------------------------------------------------------------------------------------------------
Domestic Loans
  Gross amount of interest that would have been recorded at original rate           $46          $35
  Less, interest, net of reversals, recognized in interest revenue                   10           20
----------------------------------------------------------------------------------------------------
Reduction of interest revenue                                                        36           15
----------------------------------------------------------------------------------------------------
International Loans
  Gross amount of interest that would have been recorded at original rate             1            2
  Less, interest, net of reversals, recognized in interest revenue                   --           --
----------------------------------------------------------------------------------------------------
Reduction of interest revenue                                                         1            2
----------------------------------------------------------------------------------------------------
Total reduction of interest revenue                                                 $37          $17
====================================================================================================

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

Included in the Corporation's financial statements were the following balances with such affiliates.

(in millions)                                June 30, 2001    December 31, 2000
--------------------------------------------------------------------------------
Interest-earning assets                         $20,305            $22,230
Noninterest-earning assets                        3,116              2,803
Interest-bearing liabilities                     18,545             14,507
Noninterest-bearing liabilities                   4,317              4,815

The Corporation's results from operations may not necessarily be indicative of results that would have existed had the Corporation operated as an unaffiliated entity.

ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method and eliminates the use of the pooling-of-interests method. This requirement will have no impact on the Corporation since, as a subsidiary, it could not meet the requirements for the pooling-of-interests method. Other provisions of SFAS 141 and SFAS 142 require that, as of January 1, 2002, goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and that tests for impairment of goodwill be performed. The Corporation is in the process of evaluating the potential impact of the new standards on its consolidated financial statements as plans for implementation proceed.

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 carries forward most of the provisions of SFAS 125. It includes provisions for additional disclosure requirements, which were effective for fiscal years ending after December 15, 2000, as well as new criteria to be applied prospectively, effective for the quarter commencing April 1, 2001, for nonconsolidation of qualifying special purpose entities. The adoption of SFAS 140 for financial assets transferred after March 31, 2001 does not impact previously reported transactions and did not have a material impact on the Corporation's net income, stockholder's equity or total assets in the second quarter of 2001.

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

Since January 2001, Bankers Trust Company has been named as one of numerous defendants in more than a dozen actions (four of which are brought as class actions) filed in the Superior Court of the State of California, County of Los Angeles, all of which have been or are in the process of being assigned to a single judge. Pursuant to the Court's orders, plaintiffs have served two amended model complaints, one denominated as a class action (Stuber, et al. v. Merrill Lynch Pierce Fenner & Smith, Inc., et al) and the other denominated as an individual action (Gomes, et al. v. Merrill Lynch Pierce Fenner & Smith, Inc., et al). The actions allege claims of breach of contract, breach of fiduciary duty, breach of the implied covenant of good faith and fair dealing, tortious interference with contract, negligence, fraudulent conveyance, constructive fraud, reformation, unfair business practices, and unjust enrichment as well as specific performance and declaratory relief in connection with certain individual and master structured settlement trusts established for the most part in the early 1980's in connection with the settlement of personal injury litigation. Bankers Trust Company served as trustee of certain of these trusts during a portion of the period 1994-1998. The complaints seek unspecified compensatory and punitive damages and certain other relief.

On July 17, 2001, the California Superior Court, County of Los Angeles, in which are pending Stuber, et al. v. Merrill Lynch Pierce Fenner & Smith, Inc., et al. and Gomes, et al. v. Merrill Lynch Pierce Fenner & Smith, Inc., et al., sustained demurrers by the Corporation to the model complaints in these actions. The plaintiffs were given 30 days to replead. Two other individual actions were brought in Montana state court. The actions have been removed to federal district court in Montana.

The Corporation believes that it has meritorious defenses in these actions and intends to defend these matters vigorously.

In addition to the matters described above, various legal actions and proceedings involving Bankers Trust and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" on page 23 for Quantitative and Qualitative Disclosures About Market Risk.

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

Part II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (4) Instruments Defining the Rights of Security Holders, Including Indentures

               (v)- The Corporation  hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders issued by Bankers Trust Corporation or its subsidiaries.

          (12) Statement re Computation of Ratios

     (b) Reports on Form 8-K - Bankers Trust Corporation filed one report on Form 8-K for the quarter ended June 30, 2001.

          - The report dated May, 18, 2001 and filed June 7, 2001 reported under
          Item 5 thereof that three Directors of the Corporation submitted resignations and a new Chairman of the Board, Chief Executive Officer and Director were elected; under Item 7 thereof the By-Laws, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on August 14, 2001.

                                             Bankers Trust Corporation

                                             By:/s/ RONALD HASSEN
                                                    -------------
                                                    RONALD HASSEN
                                                    Senior Vice President,
                                                       Controller and Principal
                                                       Accounting Officer

                            BANKERS TRUST CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

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