Form 10-Q
period 2001-09-30
BANKERS TRUST CORP
filed 2001-11-14
CIK 9749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       or

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


     Yes [X]                                               No [_]


The registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

The registrant is a wholly-owned subsidiary of Deutsche Bank AG. As of the date hereof, 1 share of the registrant's Common Stock par value $1 per share, was issued and outstanding.

                            BANKERS TRUST CORPORATION

                          September 30, 2001 FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                            Page
                                                                                          ----

     Item 1.  Financial Statements
                      Consolidated Statement of Income
                           Three Months Ended September 30, 2001 and 2000                   2
                           Nine Months Ended September 30, 2001 and 2000                    3

                      Consolidated Statement of Comprehensive Income
                           Three Months and Nine Months Ended September 30, 2001 and 2000   4

                      Consolidated Balance Sheet
                           At September 30, 2001 and December 31, 2000                      5

                      Consolidated Statement of Changes in Stockholder's Equity
                           Nine Months Ended September 30, 2001 and 2000                    6

                      Consolidated Statement of Cash Flows
                           Nine Months Ended September 30, 2001 and 2000                    7

                      Consolidated Schedule of Net Interest Revenue
                           Three Months and Nine Months Ended September 30, 2001 and 2000   8

               In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period.

               The financial statements included in this Form 10-Q should be read with reference to the Bankers Trust Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as supplemented by the first and second quarter 2001 Form 10-Q.

     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
                   Results of Operations                                                    9

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                              27

SIGNATURE                                                                                  28

PART I. FINANCIAL INFORMATION

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                       Increase
     THREE MONTHS ENDED SEPTEMBER 30,                     2001   2000 (Decrease)
     --------------------------------------------------------------------------

     NET INTEREST REVENUE
          Interest revenue                               $ 579  $ 954    $(375)
          Interest expense                                 444    822     (378)
     -------------------------------------------------------------------------
     Net interest revenue                                  135    132        3
     Provision for credit losses-loans                      29     (4)      33
     -------------------------------------------------------------------------
     Net interest revenue after provision for
     credit losses-loans                                   106    136      (30)
     -------------------------------------------------------------------------
     NONINTEREST REVENUE
          Trading                                           (4)    33      (37)
          Fiduciary and funds management                   163    182      (19)
          Corporate finance fees                            27     25        2
          Other fees and commissions                        63     73      (10)
          Securities available for sale gains               --      9       (9)
          Other                                            163    546     (383)
     --------------------------------------------------------------------------
     Total noninterest revenue                             412    868     (456)
     -------------------------------------------------------------------------
     NONINTEREST EXPENSES
          Salaries and commissions                         106    117      (11)
          Incentive compensation and employee benefits      69    103      (34)
          Agency and other professional service fees        38     58      (20)
          Communication and data services                   15     19       (4)
          Occupancy, net                                    29     26        3
          Furniture and equipment                           30     30       --
          Travel and entertainment                           7     10       (3)
          Other                                            114     59       55
     -------------------------------------------------------------------------
     Total noninterest expenses                            408    422      (14)
     -------------------------------------------------------------------------
     Income before income taxes                            110    582     (472)
     Income taxes                                           62    291     (229)
     -------------------------------------------------------------------------

     NET INCOME                                          $  48  $ 291    $(243)
     =========================================================================

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                       Increase
NINE MONTHS ENDED SEPTEMBER 30,                       2001      2000  (Decrease)
--------------------------------------------------------------------------------
NET INTEREST REVENUE
     Interest revenue                               $2,066   $ 2,659    $(593)
     Interest expense                                1,566     2,271     (705)
--------------------------------------------------------------------------------
Net interest revenue                                   500       388      112
Provision for credit losses-loans                      133       (44)     177
--------------------------------------------------------------------------------
Net interest revenue after provision for credit
losses-loans                                           367       432      (65)
--------------------------------------------------------------------------------
NONINTEREST REVENUE
     Trading                                            66       127      (61)
     Fiduciary and funds management                    510       595      (85)
     Corporate finance fees                             77       107      (30)
     Other fees and commissions                        194       235      (41)
     Securities available for sale gains                --        40      (40)
     Other                                             350       697     (347)
--------------------------------------------------------------------------------
Total noninterest revenue                            1,197     1,801     (604)
--------------------------------------------------------------------------------
NONINTEREST EXPENSES
     Salaries and commissions                          325       361      (36)
     Incentive compensation and employee benefits      242       321      (79)
     Agency and other professional service fees        147       155       (8)
     Communication and data services                    42        65      (23)
     Occupancy, net                                     80        77        3
     Furniture and equipment                            96        91        5
     Travel and entertainment                           26        31       (5)
     Other                                             311       469     (158)
     Restructuring charge                               --       (46)      46
--------------------------------------------------------------------------------
Total noninterest expenses                           1,269     1,524     (255)
--------------------------------------------------------------------------------
Income before income taxes                             295       709     (414)
Income taxes                                            90       410     (320)
--------------------------------------------------------------------------------

NET INCOME                                          $  205   $   299    $ (94)
================================================================================

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)


                                                                Three Months Ended  Nine Months Ended
                                                                  September 30,       September 30,
                                                                -------------------------------------
                                                                  2001     2000       2001     2000
-----------------------------------------------------------------------------------------------------
NET INCOME                                                        $ 48    $ 291      $ 205    $ 299
-----------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments:
   Unrealized foreign currency translation gains (losses)
     arising during period (a)                                      (7)     (38)       (53)     (91)

   Reclassification adjustment for realized foreign currency
     translation (gains) losses (b)                                 --        4         10        8

Unrealized gains (losses) on securities available for sale:
   Unrealized holding gains (losses) arising during period (c)      --      (78)         4        5

   Reclassification adjustment for realized (gains) losses (d)      --       (5)        --      (23)
-----------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                             (7)    (117)       (39)    (101)
-----------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                              $ 41    $ 174      $ 166    $ 198
=====================================================================================================

(a) Amounts are net of income tax benefits of $4 million and $22 million for the three months ended September 30, 2001 and September 30, 2000, respectively, and $35 million and $52 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

(b) Amounts are net of income tax benefits of $3 million for the three months ended September 30, 2000 and $19 million and $1 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

(c) Amounts are net of income tax expense (benefit) of $(55) million for the three months ended September 30, 2000 and $2 million and $(42) million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

(d) Amounts are net of income tax expense of $4 million for the three months ended September 30, 2000 and $17 million for the nine months ended September 30, 2000.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        ($ in millions, except par value)


                                                                  September 30,  December 31,
                                                                      2001*        2000
---------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                              $ 1,346     $ 1,921
Interest-bearing deposits with banks                                   8,005       8,905
Securities purchased under resale agreements                           8,598       8,310
Trading assets:
 Government securities                                                   108         135
 Corporate debt securities                                               418         556
 Equity securities                                                    10,352       9,255
 Swaps, options and other derivatives                                  2,691       1,995
 Other trading assets                                                  1,025       1,449
---------------------------------------------------------------------------------------------
Total trading assets                                                  14,594      13,390
Securities available for sale                                            281         252
Loans, net                                                            20,548      22,016
Customer receivables                                                     191         308
Due from customers on acceptances                                        127         254
Accounts receivable and accrued interest                               1,410       2,954
Other assets                                                           7,576       4,453
---------------------------------------------------------------------------------------------
Total                                                                $62,676     $62,763
=============================================================================================
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                                   $ 3,432     $ 3,263
  Foreign offices                                                      1,088         968
Interest-bearing deposits
  Domestic offices                                                    14,235       8,649
  Foreign offices                                                      2,850       2,874
---------------------------------------------------------------------------------------------
Total deposits                                                        21,605      15,754
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                                   65          56
 Swaps, options and other derivatives                                  1,271       1,892
 Other trading liabilities                                             1,133       1,133
---------------------------------------------------------------------------------------------
Total trading liabilities                                              2,469       3,081
Securities loaned and securities sold under repurchase agreements          1         109
Other short-term borrowings                                           16,897      18,498
Acceptances outstanding                                                  127         254
Accounts payable and accrued expenses                                  1,270       2,603
Other liabilities                                                      3,679       5,432
Long-term debt not included in risk-based capital                      9,195       9,270
Long-term debt included in risk-based capital                          1,597       2,073
Mandatorily redeemable capital securities of subsidiary trusts holding solely junior subordinated deferrable interest
     debentures included  in risk-based capital                        1,288       1,307
---------------------------------------------------------------------------------------------
Total liabilities                                                     58,128      58,381
=============================================================================================

STOCKHOLDER'S EQUITY
Common stock, $1 par value
  Authorized: 200 shares; Issued: 1 share                                 --          --
Capital surplus                                                        2,319       2,319
Retained earnings                                                      2,384       2,179
Accumulated other comprehensive income:
  Net unrealized gains on securities available for sale,
    net of taxes                                                           4          --
  Foreign currency translation, net of taxes                            (159)       (116)
---------------------------------------------------------------------------------------------
Total stockholder's equity                                             4,548       4,382
---------------------------------------------------------------------------------------------
Total                                                                $62,676    $ 62,763
=============================================================================================

* Unaudited.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                         (in millions, except par value)
                                   (unaudited)


NINE MONTHS ENDED SEPTEMBER 30,                                2001       2000
--------------------------------------------------------------------------------
PREFERRED STOCK
Balance, January 1                                          $    --    $   376
Preferred stock repurchased                                      --        (12)
Preferred stock redeemed                                         --       (364)
--------------------------------------------------------------------------------
Balance, September 30                                            --         --
--------------------------------------------------------------------------------
COMMON STOCK
Balance, January 1 and September 30                              -*         -*
--------------------------------------------------------------------------------
CAPITAL SURPLUS
Balance, January 1                                            2,319      2,318
Preferred stock repurchased                                      --          1
--------------------------------------------------------------------------------
Balance, September 30                                         2,319      2,319
--------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, January 1                                            2,179      1,686
Net income                                                      205        299
Preferred stock cash dividends declared                          --        (19)
--------------------------------------------------------------------------------
Balance, September 30                                         2,384      1,966
--------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                             (116)       (46)
Translation adjustments/entity transfers and sales              (59)      (134)
Income taxes                                                     16         51
--------------------------------------------------------------------------------
Balance, September 30                                          (159)      (129)
--------------------------------------------------------------------------------
SECURITIES VALUATION ALLOWANCE
Balance, January 1                                               --         16
Change in unrealized net gains (losses), after
  applicable income taxes                                         4        (18)
--------------------------------------------------------------------------------
Balance, September 30                                             4         (2)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDER'S EQUITY, SEPTEMBER 30                    $ 4,548    $ 4,154
================================================================================

* 1 share, $1 par value.

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)


NINE MONTHS ENDED SEPTEMBER 30,                                            2001        2000
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $    205    $    299
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Provision for credit losses - loans                                      133         (44)
     Provision for credit losses - other                                      (11)        (12)
     Restructuring charge (release)                                            --         (46)
     Deferred income taxes, net                                               253          36
     Depreciation and other amortization and accretion                         40          28
     Other, net                                                              (225)        (18)
     Gain on transfer of BTH                                                   --        (561)
---------------------------------------------------------------------------------------------
     Earnings adjusted for noncash charges and credits                        395        (318)
Net change in:
     Trading assets                                                        (1,489)     (4,491)
     Trading liabilities                                                     (611)       (457)
     Receivables and payables from securities transactions                   (493)        (43)
     Customer receivables                                                     117          18
     Other operating assets and liabilities, net                           (3,470)     (1,420)
Securities available for sale (gains) losses                                   --         (40)
---------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (5,551)     (6,751)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
     Interest-bearing deposits with banks                                     896         106
     Federal funds sold                                                        (2)      2,464
     Securities purchased under resale agreements                            (289)      5,149
     Loans                                                                  1,260         593
Securities available for sale:
     Purchases                                                                (28)       (260)
     Maturities and other redemptions                                          30       2,241
     Sales                                                                     12         576
Acquisitions of premises and equipment                                        (74)       (130)
Other, net                                                                     --           6
Proceeds from transfer of legal entities                                       --          71
---------------------------------------------------------------------------------------------
Net cash provided by investing activities                                   1,805      10,816
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
     Deposits                                                               5,853      (6,845)
     Securities loaned and securities sold under repurchase agreements       (513)         32
     Other short-term borrowings                                           (1,602)      1,267
Issuances of long-term debt                                                   386       2,374
Repayments of long-term debt                                                 (953)     (2,069)
Redemptions and repurchases of preferred stock                                 --        (375)
Cash dividends paid                                                            --         (19)
Other, net                                                                     (3)        (29)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         3,168      (5,664)
---------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                     3         (17)
---------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                      (575)     (1,616)
Cash and due from banks, beginning of period                                1,921       3,212
---------------------------------------------------------------------------------------------
Cash and due from banks, end of period                                   $  1,346    $  1,596
=============================================================================================
Interest paid                                                            $  2,115    $  3,387
=============================================================================================
Income taxes paid, net                                                   $     10    $      6
=============================================================================================
Noncash investing activities:
    Transfer of legal entity in exchange for shares in affiliate         $     --    $  1,122
    Other                                                                      13          27
---------------------------------------------------------------------------------------------
Total noncash investing activities                                       $     13    $  1,149
=============================================================================================

                   BANKERS TRUST CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                                  (in millions)
                                   (unaudited)


                                                                      Three months ended   Nine months ended
                                                                          September 30,     September 30,
                                                                      --------------------------------------
                                                                           2001     2000     2001     2000
----------------------------------------------------------------------------------------------------------
INTEREST REVENUE
Interest-bearing deposits with banks                                     $  111   $  196   $  437   $  434
Federal funds sold                                                           42       18       78       70
Securities purchased under resale agreements                                 13       24       33      108
Trading assets                                                              112      260      440      705
Securities available for sale                                                 7       13       18       61
Loans                                                                       291      437    1,051    1,260
Customer receivables                                                          3        6        9       21
----------------------------------------------------------------------------------------------------------
Total interest revenue                                                      579      954    2,066    2,659
----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest-bearing deposits
     Domestic offices                                                       108      134      327      419
     Foreign offices                                                        115      108      202      374
Trading liabilities                                                           1       --        4       --
Securities loaned and securities sold under repurchase agreements            --       13       --       15
Other short-term borrowings                                                 171      263      642      657
Long-term debt                                                               30      275      317      720
Trust preferred capital securities                                           19       29       74       86
----------------------------------------------------------------------------------------------------------
Total interest expense                                                      444      822    1,566    2,271
----------------------------------------------------------------------------------------------------------
NET INTEREST REVENUE                                                     $  135   $  132   $  500   $  388
==========================================================================================================

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


BUSINESS CHANGES

On June 4 1999, Deutsche Bank AG ("Deutsche Bank"), through its U.S. holding corporation, Taunus Corporation ("Taunus"), acquired all of the outstanding shares of common stock of Bankers Trust Corporation ("Bankers Trust") from its shareholders (the "Acquisition"). For further discussion of the Acquisition and related disposition of assets, see pages 3 and 29 of Bankers Trust Corporation's Annual Report on Form 10--K for the year ended December 31, 2000.

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

TERRORIST ATTACKS

On September 11, 2001, the U.S. experienced terrorist attacks targeted against New York and Washington, D.C. The attacks in New York resulted in damage to the Corporation's office buildings located at 130 Liberty Street and 4 Albany Street. The Corporation's employees located at these office buildings, in addition to employees located in leased properties in 4 World Trade Center and 14-16 Wall Street, were displaced.

The Corporation implemented its disaster recovery plans and key business activities and necessary support functions were quickly relocated to the Corporation's back-up facilities in Piscataway, New Jersey and to various other locations leased or owned by Deutsche Bank.

The Corporation is currently evaluating the future plans for the building located at 130 Liberty Street, which was severely damaged from the collapse of the South Tower of the World Trade Center. The Corporation's building at 4 Albany Street, which was less severely damaged than 130 Liberty Street, will be repaired, although no timetable for occupation has been established. Employees located at 14-16 Wall Street have returned to their offices. The Corporation currently anticipates accelerating its occupation of Deutsche Bank's 47-story building located at 60 Wall Street beginning in the fourth quarter of 2001.

The Corporation is in the process of evaluating the costs that it will incur as a result of the terrorist attacks. Such costs will include writeoffs of fixed assets, costs to repair the buildings, expenses incurred to replace fixed assets which were damaged, relocation expenses, etc. The Corporation expects to recover these costs, including those related to business disruption, through insurance policies.

Securities market and other business closures resulting from these and related events have impacted the Corporation's business. In addition, the terrorist attacks, the allied military response and any additional acts of terrorism may impact the global economy. All of these factors may adversely affect the Corporation's future results of operations.

RESULTS OF OPERATIONS

The Corporation reported net income of $48 million for the three months ended September 30, 2001 and net income of $205 million for the first nine months of 2001. The Corporation reported net income of $291 million for the three months ended September 30, 2000 and net income of $299 million for the first nine months of 2000. During the third quarter of 2001, the Corporation recognized an after-tax loss of approximately $11 million on the liquidation of its partially owned subsidiary, BT (Far East) Limited.

The Corporation's historical financial statements are not fully comparable for all periods presented due to the transfer of certain assets to Deutsche Bank entities, including the transfer of the Corporation's wholly-owned subsidiary, BT Holdings (New York), Inc. ("BTH") to DB U.S. Financial Markets Holding Corporation ("DBUSH") on September 29, 2000. The Corporation recognized a pre-tax gain of approximately $561 million in the third quarter of 2000 upon such transfer of BTH.

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

Private Clients and Asset Management Group includes the business segments Private Banking and Asset Management. Private Banking consists of banking services to private clients, self-employed individuals as well as to smaller business clients, and offers a wide variety of banking products to these clients including financial planning services and market research and investment strategies for high net worth individuals. Asset Management consists of the institutional asset management and retail investment management businesses.

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

The following tables present results by Business Segment:

                                               Nine months ended September 30, 2001
                                               ------------------------------------
                                                              Total
                                                Total Net   Noninterest   Pretax
(in millions)                                    Revenue*    Expenses   Income(Loss)
------------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities               $   445     $   143      $   302
  Transaction Banking                                576         611          (35)
------------------------------------------------------------------------------------
    Total Corporate and Investment Bank            1,021         754          267
Private Clients and Asset Management
  Private Banking                                    129         125            4
  Asset Management                                   208         266          (58)
------------------------------------------------------------------------------------
    Total Private Clients and Asset Management       337         391          (54)
Corporate Investments                                 (1)         12          (13)
------------------------------------------------------------------------------------
Total Business Segments                            1,357       1,157          200
------------------------------------------------------------------------------------
Other                                                207         112           95
------------------------------------------------------------------------------------
Total                                            $ 1,564     $ 1,269      $   295
====================================================================================

* There were no material intersegment revenues among the business segments.


                                               Nine months ended September 30, 2000
                                               ------------------------------------
                                                              Total
                                                Total Net  Noninterest   Pretax
(in millions)                                    Revenue*    Expenses   Income(Loss)
------------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities               $   563     $   543      $   20
  Transaction Banking                                696         712         (16)
------------------------------------------------------------------------------------
    Total Corporate and Investment Bank            1,259       1,255           4
Private Clients and Asset Management
  Private Banking                                    124         117           7
  Asset Management                                   235         193          42
------------------------------------------------------------------------------------
    Total Private Clients and Asset Management       359         310          49
Corporate Investments                                 38          65         (27)
------------------------------------------------------------------------------------
Total Business Segments                            1,656       1,630          26
------------------------------------------------------------------------------------
Other                                                577        (106)        683
------------------------------------------------------------------------------------
Total                                            $ 2,233     $ 1,524      $  709
====================================================================================

* There were no material intersegment revenues among the business segments.

The Corporate and Investment Bank Group ("CIB") recorded pretax income of $267 million for the first nine months of 2001, as compared to pretax income of $4 million in the prior year period. Corporate Banking and Securities recorded pretax income of $302 million for the first nine months of 2001, as compared to pretax income of $20 million in the prior year period. The decrease in total net revenue from the prior year period is mainly due to lower net interest revenue, lower results from trading activities and higher provisions for credit losses. The decrease in total noninterest expenses is mainly due to lower accruals for performance-based pay in the current year period due to reduced market activity. Transaction Banking recorded a pretax loss of $35 million for the first nine months of 2001, as compared to a pretax loss of $16 million in the prior year period. The current year period included lower revenue from fiduciary and funds management activities, as well as lower net interest revenue. The decrease in expenses is partly due to lower personnel-related expenses, as well as a decline in operational related costs.

The Private Clients and Asset Management Group ("PCAM") recorded a pretax loss of $54 million for the first nine months of 2001 as compared to pretax income of $49 million in the prior year period. Private Banking recorded pretax income of $4 million for the first nine months of 2001, as compared to pretax income of $7 million in the prior year period. The decrease in pretax income from the prior year period is mainly due to higher personnel-related costs. Asset Management recorded a pretax loss of $58 million for the first nine months of 2001, as compared to pretax income of $42 million in the prior year period. The decrease in pretax income from the prior year period is partly due to lower performance and management fees due to the recent market weakness, as well as higher personnel-related costs.

Corporate Investments recorded a pretax loss of $13 million for the first nine months of 2001 as compared to pretax loss of $27 million in the prior year-to-date period. The decrease in total net revenue is due to the transfer of BTH at the end of the third quarter 2000.

Other generally includes revenue and expenses that have not been allocated to business segments and the results of smaller businesses that are not included in the main business segments.

The following table reconciles total pretax income for business segments to consolidated pretax income (in millions):

NINE MONTHS ENDED SEPTEMBER 30,                                    2001    2000
--------------------------------------------------------------------------------
Total pretax income reported for business segments                $ 200   $  26
Earnings associated with unassigned capital                         162     215
SFAS 133 transition adjustment                                       13      --
Gain on transfer of BTH*                                             --     561
Liquidation of BT (Far East) Limited                                (16)     --
Restructuring releases                                               --      46
Other unallocated amounts                                           (64)   (139)
--------------------------------------------------------------------------------
Consolidated pretax income                                        $ 295   $ 709
================================================================================

* Gain is net of foreign currency translation losses realized on the transfer of BTH.

REVENUE

                              Net Interest Revenue

The table below presents net interest revenue, average balances and average rates. The tax equivalent adjustment is made to present the revenue and yields on certain assets, primarily tax-exempt securities and loans, as if such revenue were taxable.

                                                         Nine Months Ended
                                                            September 30,
                                                        -------------------
                                                           2001       2000
---------------------------------------------------------------------------
NET INTEREST REVENUE (in millions)
Book basis                                               $   500    $   388
Tax equivalent adjustment                                      1          3
---------------------------------------------------------------------------
Fully taxable basis                                          501    $   391
===========================================================================
AVERAGE BALANCES (in millions)
Interest-earning assets                                  $46,291    $50,198
Interest-bearing liabilities                              42,349     47,143
---------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds     $ 3,942    $ 3,055
===========================================================================
AVERAGE RATES (fully taxable basis)
Yield on interest-earning assets                            5.97%      7.08%
Cost of interest-bearing liabilities                        4.94       6.43
---------------------------------------------------------------------------
Interest rate spread                                        1.03       0.65
Contribution of noninterest-bearing funds                   0.42       0.39
---------------------------------------------------------------------------
Net interest margin                                         1.45%      1.04%
===========================================================================

Net interest revenue for the first nine months of 2001 totaled $500 million, up $112 million or 29 percent, from the first nine months of 2000.

In the first nine months of 2001, the interest rate spread was 1.03 percent compared to 0.65 percent in the prior period. Net interest margin increased from
1.04 percent to 1.45 percent. The yield on interest-earning assets decreased by 111 basis points and the cost of interest-bearing liabilities decreased by 149 basis points. Average interest-earning assets totaled $46.3 billion for the first nine months of 2001, down $3.9 billion from the same period in 2000. The decrease was primarily attributable to a decline in average interest-earning trading assets. Average interest-bearing liabilities totaled $42.3 billion for the first nine months of 2001, down $4.8 billion from the same period in 2000. The decrease was primarily attributable to a decline in interest-bearing deposits and long-term debt.

                               Noninterest Revenue

Trading revenue for the first nine months of 2001 was down $61 million from the first nine months of 2000. The decrease is primarily attributable to the transfer of BTH in the third quarter of 2000.

Fiduciary and funds management revenue for the first nine months of 2001 was down $85 million, or 14 percent, from the $595 million earned in the first nine months of 2000. The decrease is due primarily to lower revenues from custodian fees, employee benefit plan fees and incentive performance fees due principally to declining asset prices and reduced levels of market activity.

Corporate finance fees of $77 million for the first nine months of 2001 decreased $30 million from the $107 million earned in the first nine months of 2000. The decline is primarily attributable to lower revenues for syndication and commitment fees, reflecting lower levels of market activity.

Other fees and commissions of $194 million for the first nine months of 2001 decreased $41 million from the prior year period primarily due to lower revenues from fees in lieu of compensating balances, brokers commissions and deposit account service charges.

Other noninterest revenue totaled $350 million for the first nine months of 2001 compared to $697 million in the prior year period. The prior year period includes the gain on the transfer of BTH. The decrease in the first nine months of 2001 is also due to lower revenue from both realized and unrealized equity securities due to the transfer of BTH in the third quarter of 2000 and the implementation of SFAS 133. Prior to May 2001, the Corporation accounted for servicing agreements with its affiliates on a net basis and included the net amount in other noninterest expenses in the consolidated statement of income. Beginning in May 2001, revenue from services provided to affiliates are included in other noninterest revenue while expenses incurred from services provided by affiliates are included in other noninterest expenses. Business segment results, as discussed on pages 11 to 14, will continue to reflect charges for servicing agreements on a net basis. As a result, the aforementioned decreases were partially offset by increased revenue from these servicing agreements.

Provisions and allowances for credit losses

The allowances for credit losses represent management's estimate of probable losses that have occurred as of the date of the financial statements. The allowance for credit losses-loans is reported as a reduction of loans and the allowance for credit losses for other credit-related items is reported in other liabilities. For the first nine months of 2001, the Corporation recorded a provision for credit losses - loans of $133 million. Due to the current economic conditions, the Corporation has seen a decline in the credit quality of its portfolio and anticipates this trend to continue into the fourth quarter of 2001.

The provisions for credit losses and the other changes in the allowances for credit losses are shown below (in millions).

                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------
Total allowances for credit losses                               2001     2000
--------------------------------------------------------------------------------

LOANS

Balance, beginning of period                                    $ 424    $ 491
Provision for credit losses                                       133      (44)
Allowance related to entities sold/transferred (a)                (23)      (6)
Net charge-offs
    Charge-offs                                                   160       48
    Recoveries                                                     (1)      12
--------------------------------------------------------------------------------
Total net charge-offs                                             159       36
--------------------------------------------------------------------------------
Balance, end of period (b)                                      $ 375    $ 405
================================================================================

OTHER LIABILITIES

Balance, beginning of period                                    $  22    $  24
Provision for credit losses                                       (11)     (12)
--------------------------------------------------------------------------------
Balance, end of period                                          $  11    $  12
================================================================================

(a) Reflects the allowance for credit losses - loans of legal entities transferred to Deutsche Bank on the date of transfer and of legal entities sold on the date of sale.

(b)  Comprised of the following components:
                                Specific allowance         $286             $315
                                Inherent loss*               89               90
                                                           ----             ----
                                                           $375             $405
                                                           ====             ====
                              *Includes country risk.

NONPERFORMING ASSETS

The components of cash basis loans and other real estate are shown below ($ in millions).


                                                     September 30,  December 31,
                                                         2001          2000
--------------------------------------------------------------------------------
CASH BASIS LOANS
  Domestic
    Commercial and industrial                            $750          $766
    Secured by real estate                                 13            28
    Financial institutions                                 19            20
--------------------------------------------------------------------------------
       Total domestic                                     782           814
--------------------------------------------------------------------------------
  International
    Commercial and industrial                             126            10
    Secured by real estate                                 --             1
    Other                                                  --            15
--------------------------------------------------------------------------------
       Total international                                126            26
--------------------------------------------------------------------------------
Total cash basis loans                                   $908          $840
================================================================================
Ratio of cash basis loans to total gross loans            4.3%          3.7%
================================================================================

Ratio of allowance for credit losses-loans
     to cash basis loans                                   41%           50%
================================================================================

OTHER REAL ESTATE                                        $117          $109
================================================================================

There were no loans 90 days or more past due and still accruing interest at September 30, 2001 and December 31, 2000.

An analysis of the changes in the Corporation's total cash basis loans during the first nine months of 2001 follows (in millions):


Balance, December 31, 2000                                           $ 840
Net transfers to cash basis loans                                      427
Net transfers to other real estate                                     (11)
Net paydowns                                                           (65)
Charge-offs                                                           (160)
Other                                                                  (57)
Loan sales                                                             (28)
Transfers out of Bankers Trust Corporation*                            (38)
---------------------------------------------------------------------------
Balance, September 30, 2001                                          $ 908
===========================================================================

* Reflects the cash basis loans of certain legal entities transferred to Deutsche Bank or sold.

The Corporation's total cash basis loans amounted to $908 million at September 30, 2001, up $68 million, or 8 percent, from December 31, 2000.

Impaired loans under SFAS 114, were $1,041 million and $858 million at September 30, 2001 and December 31, 2000, respectively. Included in these amounts were $852 million and $725 million of loans that required a specific allowance of $286 million and $344 million at those same dates, respectively.

The following table sets forth the approximate effect on interest revenue of cash basis loans. This disclosure reflects the interest on loans that were carried on the balance sheet and classified as cash basis at September 30 of each year. The rates used in determining the gross amount of interest that would have been recorded at the original rate were not necessarily representative of current market rates.

                                                                          Nine Months Ended
                                                                            September 30,
                                                                          -----------------
(in millions)                                                                2001   2000
-------------------------------------------------------------------------------------------
Domestic Loans
  Gross amount of interest that would have been recorded at original rate     $65    $51
  Less, interest, net of reversals, recognized in interest revenue             14     34
-------------------------------------------------------------------------------------------
Reduction of interest revenue                                                  51     17
-------------------------------------------------------------------------------------------
International Loans
  Gross amount of interest that would have been recorded at original rate       6      3
  Less, interest, net of reversals, recognized in interest revenue              3     --
-------------------------------------------------------------------------------------------
Reduction of interest revenue                                                   3      3
-------------------------------------------------------------------------------------------
Total reduction of interest revenue                                           $54    $20
===========================================================================================

EXPENSES

As compared to the first nine months of 2000, salaries and commissions expense decreased $36 million, or 10 percent. The decrease is primarily due to a decrease in the average number of employees due to staff reductions throughout 2000.

Incentive compensation and employee benefits decreased $79 million, or 25 percent from the prior year-to-date period. The decrease is a result of the previously mentioned decrease in the average number of employees. In addition, there was a decrease in outplacement and counseling expense resulting from termination of employees.

Other noninterest expense decreased $158 million from the prior year-to-date period. The prior year-to-date period included charges payable to Deutsche Bank affiliated companies relating to compensation arrangements.

Prior to May 2001, the Corporation accounted for servicing agreements with its affiliates on a net basis and included the net amount in other noninterest expenses in the consolidated statement of income. Beginning in May 2001, revenue from services provided to affiliates are included in other noninterest revenue while expenses incurred from services provided by affiliates are included in other noninterest expenses. Business segment results, as discussed on pages 11 to 14, will continue to reflect charges for servicing agreements on a net basis.

INCOME TAXES

Income tax expense for the first nine months of 2001 amounted to $90 million, compared to income tax expense of $410 million for the first nine months of 2000. The effective tax rate was 31 percent for the nine months ended September 30, 2001, and 58 percent for the nine months ended September 30, 2000. The tax expense and the effective tax rate for the nine months ended September 30, 2000 is not comparable to the current year period due to the tax expense incurred on the gain on the transfer of BTH.

TRADING DERIVATIVES

The Corporation manages trading positions in a variety of derivative contracts. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur.

The following table reflects the gross fair values and balance sheet amounts of trading derivative financial instruments:

                                          September 30, 2001      December 31, 2000
                                        ----------------------------------------------
(in millions)                            Assets  (Liabilities)   Assets  (Liabilities)
--------------------------------------------------------------------------------------
OTC FINANCIAL INSTRUMENTS
Interest Rate and Currency
  Swap contracts                        $   933       $  (907)  $   999      $  (949)
Interest Rate Contracts
  Options purchased                          73                     104
  Options written                                         (63)                   (82)
Foreign Exchange Rate Contracts
  Spot and forwards                       1,270          (146)       95           (3)
  Options purchased                                                   5
  Options written                                                                 (5)
Equity-related contracts                    759          (499)      901         (933)
Commodity-related and other contracts       803          (803)    1,885       (1,914)
--------------------------------------------------------------------------------------
Total Gross Fair Values                   3,838        (2,418)    3,989       (3,886)
Impact of Netting Agreements             (1,147)        1,147    (1,994)       1,994
--------------------------------------------------------------------------------------
TOTAL FAIR VALUE (a)                    $ 2,691       $(1,271)  $ 1,995      $(1,892)
                                        ==============================================

(a) As reflected on the balance sheet in "Trading Assets" and "Trading Liabilities."

DERIVATIVES USED FOR HEDGING PURPOSES

On January 1, 2001, the Corporation adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as further amended by SFAS 138, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. The transition adjustment related to SFAS 133 on January 1, 2001 resulted in an increase in net income of $8 million (net of tax of $5 million). This amount was due to the adjustment required to bring certain hedging derivatives to fair value at January 1, 2001, offset by the adjustment required to bring the related hedged items to fair value, pursuant to the SFAS 133 transition provisions for past hedging relationships characterized as fair value type hedges.

The Corporation uses derivatives for hedging purposes to manage exposures to interest rate risk associated with certain liabilities, primarily long-term debt. For example, the majority of the Corporation's derivatives used for hedging purposes involve interest rate swaps used to transform fixed-rate-paying liabilities into variable-rate-paying liabilities. These hedging relationships are designated as fair value hedges under SFAS 133 and accordingly, the changes in the fair value of the derivatives used as hedges are generally offset by the changes in the fair value of the hedged liabilities. Any hedge ineffectiveness, that is, the difference between the change in fair value of the derivative and the change in fair value of the hedged liabilities, is recognized primarily in other noninterest revenue in the consolidated statement of income. The ineffective portion of the fair value hedges was immaterial for the three months and nine months ended September 30, 2001.

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

Based on its respective  capital ratios at September 30, 2001, the Corporation's
principal   banking   subsidiary,   Bankers  Trust  Company   ("BTCo")  is  well
capitalized, as defined in the applicable regulations.

BTCo's ratios are presented in the table below.

                                                                    FRB             To Be Well
                               Actual as of   Actual as of      Minimum for      Capitalized Under
                               September 30,  December 31,    Capital Adequacy      Regulatory
                                   2001           2000           Purposes           Guidelines
--------------------------------------------------------------------------------------------------
Risk-based capital ratios
  Tier 1 capital                  25.2%          24.0%             4.0%                  6.0%
  Total capital                   27.5           26.5%             8.0%                 10.0%
Leverage ratio                    13.9%          16.0%             3.0%                  5.0%

The following are the essential components used in calculating BTCo's risk-based capital ratios:

                                              Actual as of        Actual as of
(in millions)                              September 30, 2001  December 31, 2000
--------------------------------------------------------------------------------
Tier 1 Capital                                  $ 6,345              $ 6,161
Tier 2 Capital                                      579                  651
--------------------------------------------------------------------------------
Total Capital                                   $ 6,924              $ 6,812
================================================================================

Total risk-weighted assets                      $25,145              $25,683
================================================================================

As permitted by the FRB's Supervisory Letter SR 01-1, the Corporation is no longer required to comply with the FRB's capital adequacy guidelines since it is owned and controlled by a foreign bank that is a financial holding company which has been determined by the FRB to be well-capitalized and well-managed.

Comparing September 30, 2001 to December 31, 2000, BTCo's Leverage ratio decreased 210 basis points primarily due to an increase of $7.1 billion in quarterly average assets.

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

Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At September 30, 2001, this credit line totaled approximately $4.6 billion. Of this amount, approximately $3.0 billion was drawn. In addition, the Corporation has received unsecured financing from Deutsche Bank via its indirect subsidiaries in the amount of $3.6 billion.

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

Included in the Corporation's financial statements were the following balances with such affiliates.

(in millions)                              September 30, 2001  December 31, 2000
--------------------------------------------------------------------------------
Interest-earning assets                                  $23,030         $22,230
Noninterest-earning assets                                 3,199           2,803
Interest-bearing liabilities                              19,312          14,507
Noninterest-bearing liabilities                            4,391           4,815

The Corporation's results from operations may not necessarily be indicative of results that would have existed had the Corporation operated as an unaffiliated entity.

ACCOUNTING DEVELOPMENTS

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 includes a requirement that all long-lived assets to be disposed of and discontinued operations are to be measured at the lower of carrying amount or fair value less cost to sell. The Corporation is in the process of determining the impact, if any, of adopting SFAS 144.

In July 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method and eliminates the use of the pooling-of-interests method. This requirement will have no impact on the Corporation since, as a subsidiary, it could not meet the requirements for the pooling-of-interests method. Other provisions of SFAS 141 and SFAS 142 require that, as of January 1, 2002, goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and that tests for impairment of goodwill be performed on an ongoing basis. The Corporation is in the process of evaluating the potential impact of the new standards on its consolidated financial statements as plans for implementation proceed.

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 carries forward most of the provisions of SFAS 125. It includes provisions for additional disclosure requirements, which were effective for fiscal years ending after December 15, 2000, as well as new criteria to be applied prospectively, effective for the quarter commencing April 1, 2001, for nonconsolidation of qualifying special purpose entities. The adoption of SFAS 140 for financial assets transferred after March 31, 2001 does not impact previously reported transactions and did not have a material impact on the Corporation's net income, stockholder's equity or total assets in subsequent reporting periods in 2001.

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

Since January 2001, Bankers Trust Company has been named as one of numerous defendants in more than a dozen actions (certain of which are brought as class actions) filed in the Superior Court of the State of California, County of Los Angeles, all of which have been consolidated and assigned to a single judge.
Pursuant to the Court's orders, plaintiffs have served two amended model complaints, one denominated as a class action and the other denominated as an individual action. The actions arise out of the default of Stanwich Financial Services Corporation in connection with certain structured settlement agreements entered into principally in the early 1980s. Stanwich is presently in reorganization proceedings under the United States Bankruptcy Code. Bankers
Trust Company is alleged to have served as "trustee" under certain trust agreements in the mid 1990s. On July 17, 2001, the California Court sustained demurrers by Bankers Trust Company to the model class and individual complaints in these actions. Plaintiffs have filed second amended model complaints alleging claims of breach of contract, breach of trust, breach of fiduciary duty, tortious breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligence, bad faith denial of contract, constructive fraud, reformation, unfair business practices and declaratory relief, and seeking unspecified compensatory and punitive damages and certain other relief. Two other individual actions brought on behalf of other structured settlement payees are pending in Montana. The Corporation believes that Bankers Trust Company has meritorious defenses in these actions and intends to defend these matters vigorously.

In addition to the matters described above, various legal actions and proceedings involving Bankers Trust and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material.

FORWARD-LOOKING STATEMENTS

Certain sections of this report contain forward-looking statements and can be identified by the use of such words and phrases as "anticipates," "expects," "may affect," and "estimates," and similar expressions. These statements are subject to certain risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from the current statements. See also "Important Factors Relating to Forward-Looking Statements" contained in the Corporation's Annual Report.

Part II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (4) Instruments Defining the Rights of Security Holders, Including Indentures

               (v) - The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders issued by Bankers Trust Corporation or its subsidiaries.

          (12) Statement re Computation of Ratios

     (b) Reports on Form 8-K - Bankers Trust Corporation did not file any reports on Form 8-K for the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on November 14, 2001.

                                        Bankers Trust Corporation


                                        By:  /s/  RONALD HASSEN
                                             ----------------------------------
                                                  RONALD HASSEN
                                                  Senior Vice President,
                                                  Controller and Principal
                                                  Accounting Officer

                            BANKERS TRUST CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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