Form 10-K
period 2001-12-31
BANKERS TRUST CORP
filed 2002-04-01
CIK 9749

United States Securities and Exchange Commission Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission file number 1-5920

                            Bankers Trust Corporation
             (Exact Name of Registrant as Specified in its Charter)

           New York                                              13-6180473
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                130 Liberty Street
                   New York, NY                                    10006
(currently operating out of an alternate location at             (Zip Code)
      31 W 52nd Street, New York, NY 10019)
     (Address of Principal Executive Offices)

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

                                 Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      The registrant meets the conditions set forth in General Instruction I
(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

      Because the registrant is a wholly-owned subsidiary of Deutsche Bank AG, none of the registrant's outstanding voting stock is held by non-affiliates of the registrant. As of the date hereof, 1 share of the registrant's common stock, $1 par value, was issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Form 10-K Cross-Reference Index

Part I

Item No.                                                                   Pages
      1. Business
         Description of Business                                              52
         Supplemental Financial Data
           International Operations                                           6, 38
           Distribution of Assets, Liabilities and
            Stockholder's Equity; Interest Rates and
            Interest Differential                                             48-50
           Investment Portfolio                                              25-26
           Loan Portfolio                                         13-15, 24, 26-27
           Summary of Credit Loss Experience                         10-12, 24, 28
           Deposits                                                             51
           Return on Equity and Assets                                          51
           Short-Term Borrowings                                                28
      2. Properties                                                           55
      3. Legal Proceedings                                                    55
      4. Submission of Matters to a Vote of Security Holders                   *

Part II
      5. Market for Registrant's Common Equity and
          Related Stockholder Matters                                          31
      6. Selected Financial Data                                               *
      7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                   2
     7a. Quantitative and Qualitative Disclosures
          About Market Risk                                                   7-8
      8. Financial Statements and Supplementary Data
         Bankers Trust Corporation and Subsidiaries
          (Consolidated)                                                   17-21
         Notes to Financial Statements                                     22-46
         Independent Auditors' Report                                         47
      9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                               *

Part III
     10. Directors and Executive Officers of the Registrant
         Directors                                                             *
         Executive Officers                                                    *
         Section 16(a) Beneficial Ownership
           Reporting Compliance                                                *
     11. Executive Compensation                                                *
     12. Security Ownership of Certain Beneficial Owners
          and Management                                                       *
     13. Certain Relationships and Related Transactions                        *

Part IV
     14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K
             (a) (1) Financial Statements--See Item 8.
                 (2) Financial Statement Schedules
                     All schedules normally required by Form 10-K
                     are omitted since they are either not applicable
                     or the required information is shown in the
                     financial statements or the notes thereto.
                 (3) Exhibits
                     3. Articles of Incorporation and By-laws,
                         as amended                                           **
                     4. Instruments Defining the Rights of
                         Security Holders, Including Indentures
                       (i) Long-Term Debt Indentures                         ***
                    10. Material Contracts
                       (i) Contracts not made in the ordinary
                            course of business                                **
                       (ii) (C) Acquisition or Sale of any Property,
                                 Plant or Equipment                           **
                       (ii) (D) Leases for Principal Premises
                                 described on page 55                         **
                      (iii) (A) Management Contracts and
                                 Compensation Plans                           **
                    12. Statements Re Computation of Ratios                   **
                    21. Subsidiaries of the Registrant                         *
                    23. Consent of Experts                                    **
                    24. Power of Attorney                                     **

             (b) Reports on Form 8-K--The Corporation did not file
                 any reports on Form 8-K during the quarter ended
                 December 31, 2001.

* Not applicable or not required because this Form 10-K is filed with the reduced disclosure format.
** A copy of any exhibit not contained herein may be obtained by writing to James T. Byrne, Jr., Office of the Secretary, Bankers Trust Corporation, 31 West 52nd Street, Mail Stop NYC09-0810, New York, NY 10019.
*** The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Bankers Trust Corporation or its subsidiaries.

This report on Form 10-K has not been approved or disapproved by the Securities and Exchange Commission nor has the Commission passed upon the accuracy or adequacy of this report.


                                Bankers Trust Corporation and its Subsidiaries 1

                                FINANCIAL REVIEW

      Management's discussion and analysis of Bankers Trust Corporation's ("Bankers Trust" or the "Corporation") results of operations and financial condition appears on pages 2 through 16. The discussion and analysis should be read in conjunction with the financial statements and supplemental financial data, which begin on page 17.

Critical Accounting Policies

The Corporation makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

      The Corporation has identified the following accounting policies as critical to the understanding of the results of operations, since the application of these policies requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the consolidated financial statements.

Allowance for Loan Losses

The Corporation maintains an allowance for loan losses for exposures in the portfolio that represents the estimate of probable losses in the loan portfolio. Determining the allowance for loan losses requires significant management judgments and estimates including, among others, the ongoing risk assessment of customers' ability to pay and/or the fair value of underlying collateral. If actual events prove the estimates and assumptions used in determining the allowance for loan losses to have been incorrect, the Corporation may need to make additional provisions for loan losses. For further discussion on the allowance for loan losses, see pages 10 through 12 and Note 2 to the consolidated financial statements.

Impairment of Assets other than Loans

Certain assets, including direct investments (including venture capital companies and nonmarketable securities), securities available for sale, and premises and equipment, are subject to an impairment review. The Corporation records asset impairment charges when it believes an asset has experienced an other than temporary decline in value, or its cost may not be recoverable. Future impairment charges may be required if triggering events occur, such as adverse market conditions, suggesting deterioration in an asset's recoverability or fair value. Assessment of the timing of when such declines become other than temporary and/or the amount of such impairment is a matter of significant judgment.

Deferred Tax Asset Valuation Allowances

The Corporation recognizes deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. Deferred tax assets are subject to management's judgment based on available evidence that realization is more likely than not and they are reduced, if necessary, by a valuation reserve. In the event that the Corporation would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income tax expense in the period such determination was made.

Fair Value Estimates

Quoted market prices in active markets are the most reliable measure of fair value. However, quoted market prices for certain instruments, investments and activities, such as non-exchange traded contracts and venture capital companies, are not available. In these cases, the determination of fair value requires the Corporation to make estimates and certain assumptions. These may not produce a fair value determination that reflects net realizable value.

Acquisition by Deutsche Bank AG

Change in Control

On June 4, 1999, the change-in-control ("COC") date, pursuant to an agreement dated as of November 30, 1998, between Deutsche Bank AG ("Deutsche Bank") and Bankers Trust, Deutsche Bank, through its U.S. holding corporation, Taunus Corporation ("Taunus"), acquired all of the outstanding shares of common stock of Bankers Trust from its shareholders at a price of $93.00 per share (the "Acquisition"). Deutsche Bank accounted for the Acquisition as a purchase. No purchase accounting adjustments were pushed down to Bankers Trust.

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

      On August 31, 1999, the Corporation completed the sale of Bankers Trust Australia Limited ("BTAL"), a wholly-owned subsidiary, to the Principal Financial Group for a price of approximately $1.3 billion. In 2001, a final payment was received under the sales agreement and as a result, the Corporation recorded revenue of $24 million.

      On September 29, 2000, Bankers Trust transferred its wholly-owned subsidiary BT Holdings (New York), Inc. ("BTH") to DB U.S. Financial Markets Holding Corporation ("DBUSH") and Taunus. The transfer of BTH to DBUSH took the form of an exchange of stock pursuant to which BTH became a wholly-owned


2 Bankers Trust Corporation and its Subsidiaries subsidiary of DBUSH. The Corporation received shares of DBUSH equal to the fair market value of BTH's net assets, substantially all of which were financial assets, on the date of transfer. The Corporation recognized a pretax gain of approximately $561 million for the year ended December 31, 2000.

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

Terrorist Attacks in The United States

As a result of the terrorist attacks in the United States on September 11, 2001, the Corporation's office buildings located at 130 Liberty Street and 4 Albany Street in New York were damaged. The Corporation's employees located at these office buildings, in addition to employees located in leased properties at 4 World Trade Center and 14-16 Wall Street were relocated to contingency premises. The global financial and certain other industries were immediately adversely impacted which in turn had an adverse impact on the results of operations of the Corporation.

      The Corporation is currently evaluating the future plans for the building located at 130 Liberty Street, which was severely damaged due to the destruction of the World Trade Center. The Corporation's building at 4 Albany Street, which was less severely damaged, is being renovated, although no timetable for reoccupation has been established. Employees based at 14-16 Wall Street have returned to their offices. The Corporation accelerated its occupation of a 47-story building at 60 Wall Street, which Deutsche Bank acquired in November 2001. The leased property and all leasehold improvements at 4 World Trade Center were destroyed.

      The Corporation continues to evaluate the costs that it will incur and the adverse impact of the terrorist attacks on its results of operations. Such costs will include, but are not limited to, write-offs of fixed assets, costs to repair the buildings, expenses incurred to replace fixed assets that were damaged, relocation expenses, and the abatement of the contamination of its buildings adjacent to the World Trade Center site. The Corporation expects to make a claim for these costs, including those related to business interruption, through its insurance policies. The Corporation believes that it will recover substantially all of these costs under its insurance policies, but there can be no assurance that all of the costs incurred, losses from business interruption, losses from service interruption or extra expenses will be paid by the insurance carriers, as they may dispute portions of the Corporation's claims. At December 31, 2001, no losses have been recorded by the Corporation.

Results of Operations

Summary of 2001 Results

For the year 2001, the Corporation reported net income of $275 million, compared to net income of $512 million in 2000.

      For the year, total net revenue (net interest revenue after provision for credit losses-loans plus noninterest revenue) of $2.020 billion was down $832 million, from 2000 revenue of $2.852 billion. The decrease in revenue is partially due to the pretax gain of approximately $561 million on the transfer of BTH recorded in 2000. Total noninterest expenses for the year decreased $265 million, or 14 percent, from 2000. The prior year included higher charges payable to Deutsche Bank affiliated companies relating to compensation expense.

      The provision for credit losses--loans increased by $315 million. Due to the current economic conditions, the Corporation has seen a decline in the credit quality of its portfolio and anticipates this trend to continue into 2002.

      At December 31, 2001, total cash basis loans amounted to $1,584 million, up from $840 million at December 31, 2000.

      Because of the significant business changes previously mentioned, the Corporation's historical financial statements are not fully comparable for all periods presented.

Business Segments

Business segments results, which are presented in accordance with accounting principles generally accepted in the United States of America, are derived from internal management reports.

      The Corporation realigned its businesses into two client-focused group divisions: the Corporate and Investment Bank Group and the Private Clients and Asset Management Group to correspond to the reorganization implemented by Deutsche Bank during the first quarter of 2001. In addition, the reorganization involved the transfer of its principal investing business to the group division Corporate Investments.

      Corporate and Investment Bank Group includes Corporate Banking and Securities and Global Transaction Banking. Corporate Banking and Securities includes sales, trading and corporate finance activities. Global Transaction Banking consists of trade services, cash management, custody and corporate trust and agency services.

      Private Clients and Asset Management Group includes Private Banking and Asset Management. Private Banking consists of banking services to private clients, self-employed individuals as well as to smaller business clients, and offers a wide variety of banking products to these clients including financial planning services and market research and investment strategies for high net-worth individuals.


                                Bankers Trust Corporation and its Subsidiaries 3

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

      The information presented below reflects the results by business segment (in millions):

                                                             Total       Pretax
Year Ended                                    Total Net   Noninterest    Income
December 31, 2001                              Revenue      Expenses     (Loss)
--------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities            $     413   $       156     $ 257
  Global Transaction Banking                        761           823       (62)
--------------------------------------------------------------------------------
    Total Corporate and Investment Bank           1,174           979       195
Private Clients and Asset Management
  Private Banking                                   172           172        --
  Asset Management                                  240           314       (74)
--------------------------------------------------------------------------------
    Total Private Clients and
      Asset Management                              412           486       (74)
Corporate Investments                                --            17       (17)
--------------------------------------------------------------------------------
Total Business Segments                           1,586         1,482       104
--------------------------------------------------------------------------------
Other                                               434           205       229
--------------------------------------------------------------------------------
Total                                         $   2,020   $     1,687    $  333
================================================================================

                                                             Total       Pretax
Year Ended                                    Total Net   Noninterest    Income
December 31, 2000                              Revenue      Expenses     (Loss)
--------------------------------------------------------------------------------
Corporate and Investment Bank
  Corporate Banking and Securities            $     706   $       637    $   69
  Global Transaction Banking                        922           886        36
--------------------------------------------------------------------------------
    Total Corporate and Investment Bank           1,628         1,523       105
Private Clients and Asset Management
  Private Banking                                   171           159        12
  Asset Management                                  334           283        51
--------------------------------------------------------------------------------
    Total Private Clients and
      Asset Management                              505           442        63
--------------------------------------------------------------------------------
Corporate Investments                                38            71       (33)
--------------------------------------------------------------------------------
Total Business Segments                           2,171         2,036       135
--------------------------------------------------------------------------------
Other                                               681           (84)      765
--------------------------------------------------------------------------------
Total                                         $   2,852   $     1,952    $  900
================================================================================

      The Corporate and Investment Bank Group recorded pretax income of $195 million in 2001, compared to pretax income of $105 million in 2000. Included in 2001 results is a restructuring charge of $18 million. Corporate Banking and Securities recorded pretax income of $257 million in 2001, compared to pretax income of $69 million in 2000. The decrease in total net revenue from the prior year is mainly due to higher provisions for credit losses. The decrease in total noninterest expenses is mainly due to lower accruals for performance-based pay in the current year due to the decline in results from the prior year. Global Transaction Banking recorded a pretax loss of $62 million in 2001, compared to pretax income of $36 million in 2000. The current year included lower revenue from fiduciary and funds management activities, as well as lower net interest revenue. The decrease in total noninterest expenses is mainly due to lower personnel-related costs.

      The Private Clients and Asset Management Group recorded a pretax loss of $74 million in 2001, compared to pretax income of $63 million in 2000. Included in 2001 results is a restructuring charge of $17 million. Private Banking recorded zero pretax income in 2001, compared to pretax income of $12 million in 2000. The decrease in pretax income from the prior year period is mainly due to higher personnel-related costs. Asset Management recorded a pretax loss of $74 million in 2001, compared to pretax income of $51 million in 2000. The decrease in pretax income from the prior year period is mainly due to lower performance and management fees due to the recent market weakness, as well as higher personnel-related costs.

      Corporate Investments recorded a pretax loss of $17 million in 2001, compared to a pretax loss of $33 million in 2000. The reduction in the pretax loss from the prior year period is due to the transfer of BTH at the end of the third quarter 2000 and the corresponding cessation of most principal investment activities by the Corporation.

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

Statement of Income Analysis

Net Interest Revenue

Net interest revenue for 2001 was $605 million, down $42 million from 2000. Net interest revenue for 2000 was $647 million, down $160 million from 1999.

      In 2001, the interest rate spread was 0.93 percent compared to 0.81 percent in 2000. Net interest margin decreased to 1.31 percent from 1.32 percent in 2000. The yield on interest-earning assets decreased by 197 basis points. The cost of interest-bearing liabilities decreased by 209 basis points. Average interest-earning assets totaled $46.5 billion at December 31, 2001, down $2.7 billion from December 31, 2000. The decrease was primarily attributable to a decrease in trading assets. Average interest-bearing liabilities totaled $42.6 billion at December 31, 2001, down $2.9 billion from December 31, 2000. The decrease was primarily attributable to a decrease in long-term debt.

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


4 Bankers Trust Corporation and its Subsidiaries

Table 1 Net Interest Revenue Analysis

The table below presents the Corporation's trend of net interest revenue, average balances and rates. For further details on these statistics, see pages 48 through 50.

---------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                    2001        2000        1999
---------------------------------------------------------------------------------------
Net interest revenue
Book basis                                             $    605    $    647    $    807
Tax equivalent adjustment*                                    2           3          15
---------------------------------------------------------------------------------------
Fully taxable basis                                    $    607    $    650    $    822
=======================================================================================
Average balances
Interest-earning assets                                $ 46,495    $ 49,236    $ 69,411
Interest-bearing liabilities                             42,556      45,407      67,803
---------------------------------------------------------------------------------------
Earning assets financed by noninterest-bearing funds   $  3,939    $  3,829    $  1,608
=======================================================================================
Average rates (fully taxable basis)
Yield on interest-earning assets                           5.42%       7.39%       6.39%
Cost of interest-bearing liabilities                       4.49        6.58        5.33
---------------------------------------------------------------------------------------
Interest rate spread                                       0.93        0.81        1.06
Contribution of noninterest-bearing funds                  0.38        0.51        0.12
---------------------------------------------------------------------------------------
Net interest margin                                        1.31%       1.32%       1.18%
=======================================================================================

* The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments (which recognize the income tax savings on tax-exempt assets) was 44 percent for 2001 and 2000 and 41 percent for 1999.

Provision for Credit Losses--Loans

The Corporation recorded a provision for credit losses--loans of $296 million for the year ended December 31, 2001 as compared to a negative provision for credit losses--loans of $19 million in 2000. A discussion of the Corporation's allowance for credit losses--loans appears on page 10.

Noninterest Revenue

The following table presents noninterest revenue (in millions):

Year Ended December 31,                                      2001           2000
--------------------------------------------------------------------------------
Trading                                                    $   45         $  136
Fiduciary and funds management                                644            798
Corporate finance fees                                         93            142
Other fees and commissions                                    253            306
Securities available for sale gains                            --             45
Other                                                         676            759
--------------------------------------------------------------------------------
   Total                                                   $1,711         $2,186
================================================================================

      Trading revenue was down $91 million, or 67 percent, from 2000. The decrease in 2001 was primarily attributable to the transfer of BTH in the third quarter of 2000.

      Fiduciary and funds management revenue was down $154 million, or 19 percent, from 2000. The decrease in 2001 was primarily attributable to lower revenues from custodian fees, employee benefit plan fees and incentive performance fees due principally to declining asset prices and reduced levels of market activity.

      Corporate finance fees were down $49 million, or 35 percent, from 2000. The decrease in 2001 was primarily attributable to lower revenues for syndication and commitment fees, reflecting lower levels of market activity.

      Other fees and commissions were down $53 million, or 17 percent, from 2000. The decrease in 2001 was primarily attributable to lower revenues from fees related to brokers commissions and deposit account service charges.

      Other noninterest revenue was $676 million in 2001, a decrease of $83 million from 2000. The decrease was primarily attributable to the prior year period including the gain on the transfer of BTH. In addition, the decrease is also due to lower revenue from both realized and unrealized equity securities due to the transfer of BTH in the third quarter of 2000. Prior to May 2001, the Corporation accounted for servicing agreements with its affiliates on a net basis and included the net amount in other noninterest expenses in the consolidated statement of income. Beginning in May 2001, revenues from services provided to affiliates are included in other noninterest revenue while expenses incurred from services provided by affiliates are included in other noninterest expenses. Business segment results, as discussed on pages 3 to 4 will continue to reflect charges for servicing agreements on a net basis. As a result, the aforementioned decreases were partially offset by increased revenue from these servicing agreements.

Noninterest Expenses

The following table presents noninterest expenses (in millions):

Year Ended December 31,                                         2001       2000
-------------------------------------------------------------------------------
Salaries and commissions                                    $    434   $    459
Incentive compensation and
  employee benefits                                              307        415
Agency and other professional
  service fees                                                   201        220
Communication and data services                                   60         84
Occupancy, net                                                   106        106
Furniture and equipment                                          131        136
Travel and entertainment                                          33         45
Other                                                            380        525
Restructuring and other related activities                        35        (38)
-------------------------------------------------------------------------------
Total                                                       $  1,687   $  1,952
===============================================================================


                                Bankers Trust Corporation and its Subsidiaries 5

      Total noninterest expenses for 2001 decreased $265 million, or 14 percent, from 2000.

      Incentive compensation and employee benefits decreased $108 million, or 26 percent, from 2000, resulting from a decrease in the average number of employees. The number of full-time staff at December 31, 2001 was 5,782 compared to 6,168 at December 31, 2000. In addition, there was a decrease in outplacement and counseling expense resulting from termination of employees.

      Other noninterest expense decreased $145 million from the prior year. The prior year included higher charges payable to Deutsche Bank affiliated companies relating to compensation arrangements. Prior to May 2001, the Corporation accounted for servicing agreements with its affiliates on a net basis and included the net amount in other noninterest expenses in the consolidated statement of income. Beginning in May 2001, revenue from services provided to affiliates are included in other noninterest revenue while expenses incurred from services provided by affiliates are included in other noninterest expenses. Business segment results, as discussed on pages 3 to 4 will continue to reflect charges for servicing agreements on a net basis. As a result, the aforementioned decreases were partially offset by increased expenses from these servicing agreements.

Taxes

Income tax expense for 2001 amounted to $58 million, compared to income tax expense of $388 million in 2000. The effective tax rate for 2001 was 17 percent, while the 2000 effective tax rate was 43 percent.

International Operations

The Corporation's assets and results of operations for 2001, 2000 and 1999 have been allocated between domestic and international operations in Note 19 of Notes to Financial Statements. This analysis, which is based on the domicile of the customer, incorporates numerous subjective assumptions and, as a result, is different from legal entity and segment results shown elsewhere in this report. Management views the operation of the Corporation on a segment basis, as disclosed on page 3.

      International net loss for 2001, 2000 and 1999 totaled $85 million, $19 million, and $1,134 million, respectively. Net income from domestic operations was $360 million, $531 million, and a loss of $469 million for 2001, 2000, and 1999, respectively. The ratio of international to total net income is not meaningful.

      The net loss from international operations in 1999 was primarily due to the allocation of a significant portion of the COC-related and restructuring charges to international operations.

      International total assets were $5.1 billion, $11.0 billion, and $18.6 billion at December 31, 2001, 2000, and 1999, respectively. This represented 9 percent, 17 percent and 27 percent of total consolidated assets for these same periods, respectively. The $5.9 billion and the $7.6 billion decrease in 2001 and 2000, respectively, was primarily due to the continuing transfer of the Corporation's international operations of Deutsche Bank. The reduction of total international assets in 1999 was due to the transfer of international assets to Deutsche Bank which began after COC.

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

      Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At December 31, 2001, this credit line totaled approximately $4.4 billion. Of this amount, approximately $3.8 billion was drawn. In addition, the Corporation has received unsecured financing from Deutsche Bank via its indirect subsidiaries in the amount of $4.5 billion.

      The Corporation's consolidated long-term debt and trust preferred securities at December 31, 2001 totaled $10.8 billion, all of which was unsecured, and consisted of $6.9 billion in senior borrowings, $2.6 billion of subordinated debt, and $1.3 billion of trust preferred securities. These liabilities mature between 2002 and 2037, as detailed in Notes 8 and 9 of Notes to Financial Statements.

Capital Resources

The Corporation pursues capital management with the objective of enhancing its ability to execute its global strategic business plans while retaining financial flexibility. Management believes that a strong capital base is critical to achieving these objectives.

      Consolidated total stockholder's equity was $4.622 billion on December 31, 2001, up $240 million from year-end 2000. The current year's increase was primarily due to net income partially offset by the decrease in cumulative translation adjustment.

      The Corporation actively monitors compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. The Corporation manages its capital base and on- and off-balance sheet items to ensure that it remains strongly capitalized.

      The Federal Reserve Board's risk-based capital guidelines address the capital adequacy of bank holding companies and banks (collectively "banking organizations"). These guidelines include a definition of capital, a framework for calculating risk-weighted assets and minimum risk-based capital ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets. The Federal Reserve Board ("FRB") also has a minimum Leverage ratio that is used as a supplement to the risk-based capital ratios in evaluating the capital adequacy of banks and bank holding companies. The Leverage ratio is calculated by dividing Tier 1 Capital by adjusted quarterly average assets.


6 Bankers Trust Corporation and its Subsidiaries

      The Corporation's banking subsidiaries had previously adopted the market risk amendment to the risk-based capital guidelines issued by the Federal Reserve, which requires the use of internal models to measure market risk in the calculation of the risk-weighted assets for trading accounts. This amendment is consistent with the amendment to the Basle Capital Accord adopted by the Basle Committee on Banking Supervision at the Bank for International Settlements ("the BIS").

      The following discussion of the risk-based capital and leverage ratios should be read in conjunction with Note 13 of the Notes to Financial Statements, which defines the components of Tier 1 and Tier 2 Capital, as well as the regulatory guidelines for well-capitalized banks and bank holding companies.

      As permitted by the FRB's Supervisory Letter SR 01-1, the Corporation is no longer required to comply with the FRB's capital adequacy guidelines since it is owned and controlled by a foreign bank that is a financial holding company which has been determined by the FRB to be well-capitalized and well-managed.

      During 2001, BTCo's Tier 1 Capital ratio increased 310 basis points due to the increase in Tier 1 Capital of $91 million along with a reduction of $2.6 billion in risk-weighted assets. Total Capital ratio increased 300 basis points due also to the effects of income and the reduction in assets. The Leverage ratio decreased 120 basis points due primarily to the increase of $4.0 billion in quarterly average assets.

      Table 2 presents the regulatory capital ratios of BTCo at December 31, 2001 and 2000 and the well-capitalized guidelines.

Table 2 BTCo Regulatory Capital Ratios

                                                                           Well
                                   December 31,    December 31,     Capitalized
                                           2001            2000      Guidelines
-------------------------------------------------------------------------------
Risk-Based Ratios
  Tier 1 Capital                           27.1%           24.0%            6.0%
  Total Capital                            29.5%           26.5%           10.0%
Leverage Ratio                             14.8%           16.0%            5.0%
===============================================================================

      The following were the essential components used in calculating BTCo's risk-based capital ratios:

(in millions) December 31,                                   2001         2000
--------------------------------------------------------------------------------
Tier 1 Capital                                             $  6,252     $  6,161
Tier 2 Capital                                                  556          651
--------------------------------------------------------------------------------
Total Capital                                              $  6,808     $  6,812
--------------------------------------------------------------------------------
Total Risk-Weighted Assets                                 $ 23,096     $ 25,683
================================================================================

Risk Management

Market Risk

Market risk is the risk of losses in the value of the Corporation's portfolio due to movements in market prices and rates. Market risk arises from the Corporation's trading and client activities.

      One summary measure of market risk is Value at Risk ("VaR"). The VaR is a risk measure for the potential loss for the Corporation's trading portfolio value in fair value for a 99 percent confidence interval if that portfolio were held unchanged for one day. The Corporation's VaR is calculated using proprietary simulation and risk modeling techniques. Tables 3 and 4 provide information on the Value at Risk associated with the Corporation's market risk positions that are reported as trading assets and liabilities.

      Data presented for 2001 are not comparable to those presented for 2000 due to the significant business and net financial asset transfers to Deutsche Bank entities. Tables 3 and 4 show that the Corporation's trading account market risk as measured by VaR declined in 2001 on an average and spot basis by 70 percent and 56 percent, respectively. These reductions reflect the continuing effects of integrating the Corporation into the Deutsche Bank Group. The significant reduction in average equity risk is primarily related to private equity investments held by BTH which were transferred to DBUSH effective September 29, 2000. As a result of this transfer and other factors, the market risk in the non-trading portfolios is immaterial at December 31, 2001.

      The primary trading account market risks remaining at December 31, 2001 are interest rate risk and equity risk. The interest rate risk stems primarily from the loan trading, loan syndication and loan securitization businesses. The equity risk is primarily from high yield distressed debt positions.

Table 3 Trading Intention Value at Risk Statistics for 2001 (in millions)

                                  Average     Minimum    Maximum   December 31,
Risk Class                           2001        2001       2001           2001
-------------------------------------------------------------------------------
Interest Rate                    $    1.3    $    0.5   $    5.5   $        0.7
Currency                              0.0         0.0        0.2            0.2
Equity                                1.3         0.7        2.5            2.3
Diversification                      (0.6)         --         --           (0.8)
-------------------------------------------------------------------------------
Overall Portfolio                $    2.0    $      *   $      *   $        2.4
===============================================================================

* The minimum (maximum) for each risk category occurred on different days so it is not meaningful to sum the risk class amounts presented above. For example, during 2001 the overall portfolio minimum VaR was $1.3 million and the maximum VaR was $5.6 million.


                                Bankers Trust Corporation and its Subsidiaries 7

Table 4 Trading Intention Value at Risk Statistics for 2000 (in millions)

-------------------------------------------------------------------------------
                                  Average     Minimum    Maximum   December 31,
Risk Class                           2000        2000       2000           2000
-------------------------------------------------------------------------------
Interest Rate                    $    3.9    $    1.9   $    6.1   $        5.3
Currency                              1.1         0.2        3.1            0.2
Equity                                4.4         0.7       23.6            0.8
Diversification                      (2.8)         --         --           (0.9)
-------------------------------------------------------------------------------
Overall Portfolio                $    6.6    $      *   $      *   $        5.4
===============================================================================

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

Derivatives

Derivatives are swaps, futures, forwards, options and other similar types of contracts based on interest rates, foreign exchange rates and the prices of equities and commodities (or related indices). Derivatives are generally either privately-negotiated over-the-counter ("OTC") contracts or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, forwards and options. In the normal course of business, with the agreement of the original customer, OTC derivatives may be terminated or assigned to another customer. Exchange-traded derivatives include futures and options. Derivatives may be used for either trading or non-trading purposes.

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

      Gains and losses from trading derivatives are included in trading revenue as they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after application of qualifying master netting agreements. These positions may vary in size from period to period, similar to the positions in cash instruments also carried in the Corporation's trading account. Average trading assets and trading liabilities related to derivatives during 2001 were $1.9 billion and $1.2 billion, respectively.

Non-Trading Derivatives

The Corporation utilizes non-trading derivatives to manage exposures to interest rate and foreign currency risks associated with certain liabilities such as interest-bearing deposits, short-term borrowings and long-term debt. For example, the majority of the Corporation's non-trading derivatives involve certain instruments (principally interest rate and currency swaps) used to transform fixed-rate-paying liabilities into variable-rate-paying liabilities.

Market Risk

The market risk of derivatives arises principally from the potential for changes in interest rates, foreign exchange rates, and equity and commodity prices and is generally similar to the market risk of the cash instruments underlying the contracts. The market risk to the Corporation is not measured by the price sensitivity of the individual contracts, but by the net price sensitivity of the relevant portfolio, including cash instruments. Exposures are generally managed by taking risk-offsetting positions. Therefore, the Corporation believes it is not meaningful to view the market risk of derivatives in isolation. Market exposures arising from derivatives are monitored and are included in the Trading Intention Value at Risk amounts discussed in the preceding Risk Management section.

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

Derivatives-Related Credit Risk

Derivative transactions create dynamic credit exposure which changes as markets move. The credit risk of derivatives arises from the potential for a customer to default on its contractual obligations. Accordingly, credit risk related to derivatives depends on the following: the current


8 Bankers Trust Corporation and its Subsidiaries fair value of the contracts with the customer; the potential credit exposure over time; the extent to which legally enforceable netting arrangements allow the fair value of offsetting contracts with that customer to be netted against each other; the extent to which collateral held against the contracts reduces credit risk exposure; and the likelihood of default by the customer.

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

      Current credit risk is calculated based on the current replacement cost of outstanding positions with customers in OTC derivative financial instruments. The gross replacement cost of a derivative portfolio with a customer is the positive mark-to-market value of all transactions with that customer without the effects of netting or collateral arrangements. The replacement costs, after netting, of $2.3 billion more accurately portray the credit risk associated with the Corporation's derivatives activities at December 31, 2001 than do the gross replacement costs.

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

      The international bank regulatory standards for risk-based capital consider the credit risk arising from derivatives in the assessment of capital adequacy. These standards were issued under the Basle Capital Accord of July 1988 and adopted in 1989 by the U.S. bank regulators, including the Federal Reserve Board. These standards use a formula-based assessment of customer credit risk which, as amended at year-end 1995, reflect the credit-risk-reducing impact of legally enforceable master netting agreements. These standards include a calculation for estimating the potential future credit exposure caused by potential price volatility (the "add-on"). At December 31, 2001, the risk-weighted amounts (reflecting both current and potential future credit exposure) that were calculated based on these international standards for derivative financial instruments aggregated to $1.468 billion after application of risk weightings.

Off-balance Sheet Arrangements with Unconsolidated Special Purpose Entities

Special purpose entities ("SPEs") are legal entities created for a particular purpose and are used in structuring a wide range of capital markets products. The Corporation currently does not have any commitments arising from off-balance sheet arrangements with unconsolidated SPEs. Most of the SPEs in which the Corporation is involved are consolidated. From time to time, the Corporation may act as an investor, servicer or administrator in SPE transactions. The effects of these transactions are fully reflected in the Corporation's consolidated financial statements.

Contractual Financial Obligations and Commercial Commitments

The following table shows the maturity breakdown of the indicated financial obligations outstanding at December 31, 2001:

                                                                           Due in
------------------------------------------------------------------------------------------------------------------
                                                                                                   2007
(in millions)                               2002       2003       2004       2005       2006   or later      Total
------------------------------------------------------------------------------------------------------------------
Long-term debt(1)                       $  6,064   $    793   $     51   $    468   $    180   $  1,931   $  9,487
Operating lease obligations                   45         45         47         35         34        121        327
------------------------------------------------------------------------------------------------------------------
Total                                   $  6,109   $    838   $     98   $    503   $    214   $  2,052   $  9,814
==================================================================================================================

(1)   Excludes $1.3 billion of trust preferred securities.

      The following table shows the maturity breakdown of the indicated commercial commitments outstanding at December 31, 2001:

                                                                           Due in
------------------------------------------------------------------------------------------------------------------
                                                                                                   2007
(in millions)                               2002       2003       2004       2005       2006   or later      Total
------------------------------------------------------------------------------------------------------------------
Commitments to extend credit            $  7,681   $  1,307   $  1,157   $  1,074   $    743   $    590   $ 12,552
Standby letters of credit and similar
  arrangements(1)                          3,387      1,211         27         41        100         16      4,782
Securities lending indemnifications       37,197         --         --         --         --         --     37,197
------------------------------------------------------------------------------------------------------------------
Total                                   $ 48,265   $  2,518   $  1,184   $  1,115   $    843   $    606   $ 54,531
==================================================================================================================

(1) Consists of issued letters of credit ($2.6 billion) and guarantees ($2.2 billion).


                                Bankers Trust Corporation and its Subsidiaries 9

      The significant obligations in the above tables of contractual financial obligations and commercial commitments are included in our overall assessment of liquidity risk.

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

Credit Loss Experience and Allowance for Loan Losses

The Corporation establishes an allowance for loan losses that represents management's estimate of probable losses in the loan portfolio. The components of the allowance are:

      Specific Loss Component--Allowances are established for those exposures that are considered impaired, that is, where it has been determined that it is probable the Corporation will be unable to collect all interest and principal due under the loan agreement. The amount, if any, of the specific allowance that should be made, takes into account the present value of expected future cash flows, the fair value of the underlying collateral or the market price of the loan.

      As large a proportion as possible of the Corporation's exposures are evaluated on an individual basis, which results in the largest portion of the Corporation's allowance being accounted for by the specific loss component. Periodically, all credit exposures which have already been specifically provided for are re-evaluated, as well as all credit exposures that appear on the Corporation's watchlist.

      Inherent Loss Component--The inherent loss component is for all other loans not individually provided for, but which are believed to have some inherent loss on a portfolio basis. The inherent loss component includes an allowance for country risk and an allowance for other inherent losses.

      Country risk allowances are established for loan exposures in countries where there are serious doubts about the ability of the Corporation's counterparties to comply with the repayment terms due to the economic or political situation prevailing in the respective countries of domicile, that is, for transfer and currency convertibility risk. The percentage rates for the country risk allowance are determined by Deutsche Bank on the basis of a comprehensive matrix that encompasses both historical loss experience and market data, such as economic, political and other relevant factors affecting a country's financial condition. The Corporation's primary focus in making its decision is on the Country Transfer Risk Rating assigned the country and the amount and type of collateral available.

      The other inherent loss allowance represents the Corporation's estimate of inherent losses resulting from the imprecisions and uncertainties in determining credit losses. This estimate of inherent losses excludes those exposures already included in the specific loan loss provisioning. This component is calculated by applying loss factors to the corresponding period-end loan categories. The loss factors are derived as a ratio of historical average loan losses (net of recoveries) to an historical average of its loan exposures, the result of which is adjusted for relevant current environmental factors. The Corporation believes that this component of the allowance is necessary to establish an allowance at a level sufficient to absorb probable losses not otherwise provided for.

      Charge-offs are taken when the Corporation has determined that the loans underlying the allowances are uncollectable. Determining when a loan is uncollectable is a question of judgment. Generally, a loan is charged off when all economically sensible means of recovery have been exhausted. This determination considers information such as the occurrence of significant changes in the borrower's financial position such that the borrower can no longer pay the obligation, or that the proceeds from collateral will not be sufficient to pay the loan.

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


10 Bankers Trust Corporation and its Subsidiaries

      The tables below provide the components of the allowance for credit losses--loans by category. This breakdown of the allowance at each year-end reflects management's best estimate of probable credit losses and may not necessarily be indicative of actual future charge-offs.

(in millions) December 31,                           2001*      2000*      1999*
-------------------------------------------------------------------------------
Domestic
  Specific
    Commercial and industrial                        $383       $320       $200
    Financial institutions                             12         11         --
    Real estate and real-estate related                 7          6         12
-------------------------------------------------------------------------------
      Total specific                                  402        337        212
      Inherent loss                                    71         69        127
-------------------------------------------------------------------------------
      Total domestic                                  473        406        339
International
  Specific                                             51          7         56
  Inherent loss                                        15         11         96
-------------------------------------------------------------------------------
      Total international                              66         18        152
      Total allowance for credit
        losses--loans                                $539       $424       $491
===============================================================================

* Not comparable to prior years. In 1999, the Corporation's policies and procedures were revised and improved to ensure a systematic and adequately documented process for the estimation of credit losses and related charge-offs. Also, during 1999, the population of loans that were individually evaluated for impairment under the SFAS 114 methodology was significantly broadened to include all loans rated Substandard and Doubtful in the Corporation's internal class system.

(in millions) December 31,                                       1998       1997
--------------------------------------------------------------------------------
Domestic
  Commercial and industrial                                      $162       $117
  Financial institutions                                           20         38
  Real estate and real-estate related                              84         89
--------------------------------------------------------------------------------
    Total domestic                                                266        244
International                                                     380        391
--------------------------------------------------------------------------------
    Total allocated*                                              646        635
Unallocated portion                                                 6         64
--------------------------------------------------------------------------------
    Total allowance for credit losses--loans                     $652       $699
================================================================================

* The specific allowance component was $61 million and $13 million at December 31, 1998 and 1997, respectively. The inherent loss component was $585 million and $622 million at December 31, 1998 and 1997, respectively.

      The allowance for credit losses--loans increased to $539 million at December 31, 2001, from $424 million at year-end 2000 and $491 million at December 31, 1999. The 2001 increase of $115 million was primarily due to a provision for credit losses--loans of $296 million offset by net charge-offs of $158 million.

      The decrease of $67 million in 2000 from 1999 was primarily due to net charge-offs of $42 million and a negative provision for credit losses--loans of $19 million.

      The following table presents an analysis of the changes in the international component of the allowance for credit losses--loans:

(in millions) Year Ended December 31,        2001     2000      1999      1998     1997
---------------------------------------------------------------------------------------
Balance, beginning of year                    $18     $152      $380      $391     $212
---------------------------------------------------------------------------------------
Net charge-offs
  Charge-offs                                  --       51        63        83       46
  Recoveries                                   --        3        12         6        7
---------------------------------------------------------------------------------------
  Total net charge-offs to the
    allowance                                  --       48        51        77       39
Allowance related to acquisition               --       --        --        --       17
Provision and increases (decreases)
  in the international portion
  of allowance                                 48      (86)     (138)       66      258
Allowance related to BTAL and
  transferred entities(1)                      --       --       (39)       --       --
Reclassifications                              --       --        --        --      (57)
---------------------------------------------------------------------------------------
Balance, end of year                          $66      $18      $152      $380     $391
=======================================================================================

(1) Reflects the allowance for credit losses--loans of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses--loans of BTAL on the date of sale.


                               Bankers Trust Corporation and its Subsidiaries 11

Table 5 Analysis of the Allowances for Credit Losses

-----------------------------------------------------------------------------------------------------------------
($ in millions) Year Ended December 31,                              2001      2000      1999      1998      1997
-----------------------------------------------------------------------------------------------------------------
Loans
Allowance, beginning of year                                        $ 424     $ 491     $ 652     $ 699     $ 773
-----------------------------------------------------------------------------------------------------------------
Charge-offs
  Domestic
     Commercial and industrial                                        153         2        28        24        19
     Real estate
       Construction                                                    --        --        --        --        11
       Mortgage                                                         7         1        --        --         2
  International                                                        --        51        63        83        46
-----------------------------------------------------------------------------------------------------------------
Total charge-offs                                                     160        54        91       107        78
-----------------------------------------------------------------------------------------------------------------
Recoveries
  Domestic
     Commercial and industrial                                          2         1        13         5        23
     Real estate
       Construction                                                    --        --        --         1         1
       Mortgage                                                        --        --         2         8        13
     Other                                                             --         8        --        --        --
  International                                                        --         3        12         6         7
-----------------------------------------------------------------------------------------------------------------
Total recoveries                                                        2        12        27        20        44
-----------------------------------------------------------------------------------------------------------------
Total net charge-offs(1)                                              158        42        64        87        34
Allowance related to acquisition                                       --        --        --        --        17
Provision for credit losses                                           296       (19)      (58)       40        --
Allowance related to entities transferred/sold(2)                     (23)       (6)      (39)       --        --
Reclassification                                                       --        --        --        --       (57)
-----------------------------------------------------------------------------------------------------------------
Allowance, end of year                                              $ 539     $ 424     $ 491     $ 652     $ 699
=================================================================================================================

Percentage of total net charge-offs to average loans for the year    0.71%     0.19%     0.30%     0.39%     0.19%
=================================================================================================================
Other liabilities
Allowance, beginning of year                                        $  22     $  24     $  18     $  13     $  10
Charge-off                                                              1        --        --        --        --
Provision for credit losses                                            (6)       (2)        6         5        --
Reclassification                                                       --        --        --        --         3
-----------------------------------------------------------------------------------------------------------------
Allowance, end of year                                              $  15     $  22     $  24     $  18     $  13
=================================================================================================================

(1) Components:
   Secured by real estate                                           $   7     $  --     $  (8)    $ (13)    $   5
   Real estate related                                                 --        --        (4)        8        (2)
   Other                                                              151        42        76        92        31
-----------------------------------------------------------------------------------------------------------------
     Total                                                          $ 158     $  42     $  64     $  87     $  34
=================================================================================================================

(2) Reflects the allowance for credit losses--loans of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses--loans of entities sold on the date of sale.


12 Bankers Trust Corporation and its Subsidiaries

Loans

The following table summarizes the composition of the loan portfolio at the end of each of the last five years:

(in millions) December 31,          2001      2000      1999      1998      1997
--------------------------------------------------------------------------------
Domestic
  Commercial and industrial      $ 6,880   $ 8,370   $ 8,125   $ 6,448   $ 4,244
  Financial institutions          10,869     1,779     2,788     2,441     2,148
  Real estate                      1,000     1,233     1,471     1,449     2,196
  Other                            3,316     8,621     4,028     3,558     1,427
--------------------------------------------------------------------------------
   Total domestic                 22,065    20,003    16,412    13,896    10,015
--------------------------------------------------------------------------------
International
  Governments and
    official institutions             14        24       120       190       252
  Banks and other
    financial institutions           916     1,746       690     3,599     3,175
  Commercial and industrial          607       544     1,765     3,931     4,931
  Real estate                          4         2        31       166       195
  Other                              152       305     1,167     1,813     1,402
--------------------------------------------------------------------------------
   Total international             1,693     2,621     3,773     9,699     9,955
--------------------------------------------------------------------------------
Gross loans                       23,758    22,624    20,185    23,595    19,970
Less: unearned income                144       184       223       310       165
--------------------------------------------------------------------------------
   Total loans                   $23,614   $22,440   $19,962   $23,285   $19,805
================================================================================

      Total loans increased to $23.6 billion at December 31, 2001 up from $22.4 billion at year-end 2000. The 2001 increase of $1.2 billion primarily related to the domestic loan portfolio which increased $2.1 billion, or 10 percent, to $22.1 billion at December 31, 2001, offset by a decrease in the international component of the loan portfolio. This domestic increase is primarily due to an increase in loans to related parties.

      The decline in the international loan portfolio during 2001 and 2000 reflects the de-emphasizing of lending in certain emerging markets and the consolidation of business conducted by both Deutsche Bank and Bankers Trust into Deutsche Bank legal entities.

      During 2000, the loan portfolio increased to $22.4 billion at December 31, 2000 up from $20.0 billion at year-end 1999. The 2000 increase of $2.4 billion primarily related to the domestic loan portfolio that increased $3.6 billion, or 22 percent, to $20.0 billion at December 31, 2000, offset by a decrease in the international component of the loan portfolio. This domestic increase is primarily due to related party loans to BTH.


                               Bankers Trust Corporation and its Subsidiaries 13

Nonperforming Assets

Table 6 Nonperforming Assets

--------------------------------------------------------------------------------------------------------
($ in millions) December 31,                                        2001    2000    1999    1998    1997
--------------------------------------------------------------------------------------------------------
Cash basis loans
  Domestic
     Commercial and industrial                                    $1,408    $766    $495    $ 91    $ 49
     Secured by real estate                                           27      28      67      86      92
     Financial institutions                                           17      20      11      15      --
--------------------------------------------------------------------------------------------------------
      Total domestic                                               1,452     814     573     192     141
--------------------------------------------------------------------------------------------------------
  International
     Commercial and industrial                                       132      10     132     135      65
     Secured by real estate                                           --       1      10      18      25
     Foreign governments                                              --      --      --      23      --
     Other                                                            --      15      22      24       9
--------------------------------------------------------------------------------------------------------
      Total international                                            132      26     164     200      99
--------------------------------------------------------------------------------------------------------
Total cash basis loans                                            $1,584    $840    $737    $392    $240
========================================================================================================
Ratio of cash basis loans to total gross loans                       6.7%    3.7%    3.7%    1.7%    1.2%
========================================================================================================
Ratio of allowance for credit losses--loans to cash basis loans       34%     50%     67%    166%    291%
========================================================================================================
Renegotiated loans
  Secured by real estate                                          $   --    $ --    $ --    $ 25    $ 25
  Other                                                               --      --      11       1      --
--------------------------------------------------------------------------------------------------------
Total renegotiated loans                                          $   --    $ --    $ 11    $ 26    $ 25
========================================================================================================
Other real estate                                                 $   99    $109    $ 88    $ 87    $194
========================================================================================================
Other nonperforming assets                                        $   --    $ --    $  8    $  8    $  4
========================================================================================================

      All loans 90 days or more past due with respect to interest or principal are reclassified as cash basis loans for all years presented.

      The Corporation's credit review procedures are designed to promote early identification of counterparty, country, and industry exposures that require a higher-than normal degree of scrutiny. Each quarter a review is performed by the Asset Quality Review Department and senior credit management of cash basis loans and criticized assets (i.e., those assets internally classified as Special Mention, Substandard and Doubtful). Individual borrower balances are evaluated and a charge-off of amounts deemed uncollectible is recommended. Factors considered in this evaluation include the credit quality of the counterparties, the amount and duration of the exposure, collateral values, the Corporation's ability to reduce exposure in situations of deteriorating creditworthiness and loss probabilities. Once a charge-off is taken, the remaining portion, if any, is immediately placed on a cash basis. If the collection or liquidation in full is questionable, the asset is classified as doubtful and placed on a cash basis. In addition, it is generally the Corporation's policy that loans be immediately placed on a cash basis when they become 90 days past due with respect to interest or principal.

      The Corporation's total cash basis loans amounted to $1,584 million at December 31, 2001, an increase of $744 million, or 89 percent, from 2000, which had increased $103 million, or 14 percent, from 1999. The 2001 increase was significantly impacted by a rise in domestic commercial and industrial loans. New cash basis loans included borrowers in the marketing, telecommunications, and energy sectors.

      Cash basis loans increased $744 million during 2001, primarily due to impaired loans that were transferred to cash basis. The specific allowance related to impaired loans amounted to $453 million at December 31, 2001, an increase of $109 million from 2000 which had increased $76 million from 1999.


14 Bankers Trust Corporation and its Subsidiaries

      An analysis of the changes in the Corporation's total cash basis loans follows:

(in millions)

Year Ended December 31,                 2001     2000     1999     1998     1997
--------------------------------------------------------------------------------
Balance, beginning of year           $   840    $ 737    $ 392    $ 240    $ 452
Net transfers to cash basis loans      1,201      411      622      365      111
Net paydowns                            (165)    (142)     (91)     (64)    (146)
Charge-offs                             (160)     (54)     (91)    (107)     (78)
Net transfers to other real estate       (11)     (27)     (13)      (2)     (16)
Loan sales                               (38)      (4)     (19)     (24)     (47)
Transfers out of Bankers
  Trust Corporation*                     (37)     (46)     (15)      --       --
Other                                    (46)     (35)     (48)     (16)     (36)
--------------------------------------------------------------------------------
Balance, end of year                 $ 1,584    $ 840    $ 737    $ 392    $ 240
================================================================================

* Reflects the cash basis loans of certain legal entities transferred to Deutsche Bank or sold.

Cross-Border Outstandings

The cross-border claims outstandings in Table 7 were compiled based upon category and domicile of ultimate risk and are comprised of balances with banks, trading account assets (including net revaluation gains on foreign exchange and derivative products), securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable and acceptances outstanding.

      The Corporation's cross-border outstandings reflect certain additional economic and political risks beyond those associated with its domestic outstandings, such as risks arising from funds transfer restrictions and balance-of-payments issues, as well as risks arising from operating in different legal and regulatory jurisdictions.

      The following table presents the Corporation's cross-border outstandings at December 31, 2001, 2000 and 1999 for each foreign country where such outstandings exceeded 0.75 percent of the Corporation's total assets. The outstanding balances are presented in accordance with the reporting guidelines adopted by the Federal Financial Institutions Examination Council (FFIEC).

Table 7 Cross-Border Outstandings

-----------------------------------------------------------------------------------------------------------------
                                                                  Governments      Banks and
                                                         % of             and          Other   Commercial
                                               Total    Total        Official      Financial          and
($ in millions)                         Outstandings   Assets    Institutions   Institutions   Industrial   Other
-----------------------------------------------------------------------------------------------------------------
At December 31, 2001
  Germany                               $      5,192     8.63%   $         --   $      5,192   $       --   $  --
  United Kingdom                                 661     1.10              --            290          354      17
  All other cross-border outstandings         13,905    23.13             260          1,195       12,384      66
-----------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings       $     19,758    32.86%   $        260   $      6,677   $   12,738   $  83
=================================================================================================================
At December 31, 2000
  Germany                               $     15,750    25.09%   $        101   $     15,169   $      480   $  --
  United Kingdom                               1,210     1.93              --            519          691      --
  All other cross-border outstandings          3,402     5.42              44          1,445        1,896      17
-----------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings       $     20,362    32.44%   $        145   $     17,133   $    3,067   $  17
=================================================================================================================
At December 31, 1999
  Germany                               $      4,993     7.32%   $          1   $      4,471   $      521   $  --
  International(1)                               516     0.76             516             --           --      --
  Cayman Islands                                 315     0.46              --            271           44      --
  All other cross-border outstandings          4,067     5.97             128          1,885        1,976      78
-----------------------------------------------------------------------------------------------------------------
  Total cross-border outstandings       $      9,891    14.51%   $        645   $      6,627   $    2,541   $  78
=================================================================================================================

(1) The Corporation's cross-border outstandings with International primarily consisted of revaluation gains from the marking to market of interest rate and foreign exchange contracts held for trading purposes with multilateral development banks.


                               Bankers Trust Corporation and its Subsidiaries 15

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

      The amounts outstanding for each country listed in Table 7 exclude local country claims. Local country claims, as defined by the FFIEC's reporting guidelines, include claims on residents of the same country in which the booking office is domiciled. Such claims are generally funded with borrowings that represent liabilities of that office or are hedged with foreign exchange and derivative products.

      At December 31, 2001, total cross-border commitments to borrowers or counterparties domiciled in the countries presented in Table 7 were: Germany $34 million and United Kingdom $1 million.

      There were no cash basis loans outstanding for the countries presented in Table 7 as of December 31, 2001, 2000 and 1999.

      There were no cross-border renegotiated loans for the years ended December 31, 2001, 2000 and 1999.

Accounting Developments

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 includes a requirement that all long-lived assets to be disposed of and discontinued operations are to be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS 144 did not have a material impact on the Corporation's consolidated financial statements.

      In July 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method and eliminates the use of the pooling-of-interests method. This requirement will have no impact on the Corporation since, as a subsidiary, it could not meet the requirements for the pooling-of-interests method. Other provisions of SFAS 141 and SFAS 142 require that, as of January 1, 2002, goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and that tests for impairment of goodwill be performed on an ongoing basis. Upon adoption of SFAS 142 in January 2002, the Corporation discontinued the amortization of goodwill with a net carrying amount of $64 million and annual amortization of $6 million that resulted from business combinations prior to the adoption of SFAS 141. The Corporation continues to evaluate the additional effects, if any, that the adoption of SFAS 141 and SFAS 142 will have on the Corporation's consolidated financial statements.

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

      Effective January 1, 2001, the Corporation adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as further amended by SFAS 138, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives on the balance sheet as assets or liabilities measured at fair value. The transition adjustment related to SFAS 133 on January 1, 2001 resulted in an increase in net income of $8 million (net of tax of $5 million). This amount was due to the adjustment required to bring certain hedging derivatives to fair value at January 1, 2001, offset by the adjustment required to bring the related hedged items to fair value, pursuant to the SFAS 133 transition provisions for past hedging relationships characterized as fair value type hedges.


16 Bankers Trust Corporation and its Subsidiaries

Consolidated Statement of Income (in millions, except per share data)

-------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                       2001      2000       1999
-------------------------------------------------------------------------------------------------------
Net Interest Revenue
   Interest revenue                                                         $2,517   $ 3,635    $ 4,419
   Interest expense                                                          1,912     2,988      3,612
-------------------------------------------------------------------------------------------------------
Net Interest Revenue                                                           605       647        807
Provision for credit losses--loans                                             296       (19)       (58)
-------------------------------------------------------------------------------------------------------
Net Interest Revenue after Provision for Credit Losses--Loans                  309       666        865
-------------------------------------------------------------------------------------------------------
Noninterest Revenue
   Trading                                                                      45       136         42
   Fiduciary and funds management                                              644       798      1,017
   Corporate finance fees                                                       93       142        542
   Other fees and commissions                                                  253       306        538
   Securities available for sale gains (losses)                                 --        45        (89)
   Insurance premiums                                                           --        --         86
   Other                                                                       676       759      1,364
-------------------------------------------------------------------------------------------------------
Total noninterest revenue                                                    1,711     2,186      3,500
-------------------------------------------------------------------------------------------------------
Noninterest Expenses
   Salaries and commissions                                                    434       459      1,039
   Incentive compensation and employee benefits                                307       415      1,088
   Change in control related incentive compensation and employee benefits       --        --      1,101
   Agency and other professional service fees                                  201       220        430
   Communication and data services                                              60        84        206
   Occupancy, net                                                              106       106        198
   Furniture and equipment                                                     131       136        221
   Travel and entertainment                                                     33        45        114
   Provision for policyholder benefits                                          --        --        114
   Other                                                                       380       525        753
   Restructuring and other related activities                                   35       (38)       516
-------------------------------------------------------------------------------------------------------
Total noninterest expenses                                                   1,687     1,952      5,780
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                              333       900     (1,415)
Income taxes                                                                    58       388        188
-------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                           $  275   $   512    $(1,603)
-------------------------------------------------------------------------------------------------------
Cash dividends declared per common share                                    $    *   $     *    $  1.00*
=======================================================================================================

* There were no cash dividends declared subsequent to June 4, 1999 due to Deutsche Bank AG acquiring all of the outstanding shares of common stock of Bankers Trust Corporation on June 4, 1999.

      The accompanying notes are an integral part of the financial statements.


                               Bankers Trust Corporation and its Subsidiaries 17

Consolidated Statement of Comprehensive Income (in millions)

----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                                             2001     2000       1999
----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                                  $ 275    $ 512    $(1,603)
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments:
     Unrealized foreign currency translation losses arising during the year, net of tax(a)           (49)     (94)       (17)
     Reclassification adjustment for realized foreign currency translation losses, net of tax(b)      10       24        369
   Unrealized gains (losses) on securities available for sale:
     Unrealized holding gains (losses) arising during the year, net of tax(c)                          4       10         (1)
     Reclassification adjustment for realized (gains) losses, net of tax(d)                           --      (26)        82
----------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                                              (35)     (86)       433
----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                                                        $ 240    $ 426    $(1,170)
============================================================================================================================

(a) Amounts are net of income tax benefits of $33 million, $53 million and $13 million for the years ended December 31, 2001, 2000 and 1999, respectively.
(b) Realized foreign currency translation losses result from the transfer of certain foreign subsidiaries to Deutsche Bank in 2001, 2000 and 1999 and the sale of BTAL in 1999. Amounts are net of income tax benefits of $19 million, $9 million and $54 million for the years ended December 31, 2001, 2000 and 1999, respectively.
(c) Amounts are net of income tax expense of $2 million, $17 million and $21 million for the years ended December 31, 2001, 2000 and 1999, respectively.
(d) Amounts are net of income tax expense (benefit) of $19 million and $(7) million for the years ended December 31, 2000 and 1999, respectively.

The accompanying notes are an integral part of the financial statements.


18 Bankers Trust Corporation and its Subsidiaries

Consolidated Balance Sheet ($ in millions, except par value)

---------------------------------------------------------------------------------------------
December 31,                                                                 2001        2000
---------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                  $  1,110    $  1,921
Interest-bearing deposits with banks                                        4,667       8,905
Federal funds sold                                                              2          --
Securities purchased under resale agreements                                8,752       8,310
Trading assets:
   Government securities                                                      112         135
   Corporate debt securities                                                  231         556
   Equity securities                                                        9,832       9,255
   Swaps, options and other derivatives                                     2,288       1,995
   Other trading assets                                                     1,055       1,449
---------------------------------------------------------------------------------------------
Total trading assets                                                       13,518      13,390
Securities available for sale                                                 256         252
Loans, net                                                                 23,075      22,016
Customer receivables                                                          183         308
Due from customers on acceptances                                              81         254
Accounts receivable and accrued interest                                    1,174       2,954
Other assets                                                                7,315       4,453
---------------------------------------------------------------------------------------------
Total                                                                    $ 60,133    $ 62,763
=============================================================================================
Liabilities
Noninterest-bearing deposits
   Domestic offices                                                      $  2,487    $  3,263
   Foreign offices                                                          1,194         968
Interest-bearing deposits
   Domestic offices                                                        10,350       8,649
   Foreign offices                                                          3,195       2,874
---------------------------------------------------------------------------------------------
Total deposits                                                             17,226      15,754
Trading liabilities:
   Securities sold, not yet purchased
     Government securities                                                     47          56
   Swaps, options and other derivatives                                     1,178       1,892
   Other trading liabilities                                                1,125       1,133
---------------------------------------------------------------------------------------------
Total trading liabilities                                                   2,350       3,081
Securities loaned and securities sold under repurchase agreements              10         109
Other short-term borrowings                                                19,121      18,498
Acceptances outstanding                                                        81         254
Accounts payable and accrued expenses                                       1,216       2,603
Other liabilities                                                           4,731       5,432
Long-term debt not included in risk-based capital                           8,161       9,270
Long-term debt included in risk-based capital                               1,326       2,073
Trust preferred securities                                                  1,289       1,307
---------------------------------------------------------------------------------------------
Total liabilities                                                          55,511      58,381
=============================================================================================
Commitments and contingent liabilities (Notes 6, 20 and 26)
Stockholder's Equity
Common stock, $1 par value
   Authorized: 200 shares; Issued: 1 share                                     --          --
Capital surplus                                                             2,319       2,319
Retained earnings                                                           2,454       2,179
Accumulated other comprehensive income (loss):
   Net unrealized gains on securities available for sale, net of taxes          4          --
   Foreign currency translation, net of taxes                                (155)       (116)
---------------------------------------------------------------------------------------------
Total stockholder's equity                                                  4,622       4,382
Total                                                                    $ 60,133    $ 62,763
=============================================================================================

The accompanying notes are an integral part of the financial statements.


                               Bankers Trust Corporation and its Subsidiaries 19

Consolidated Statement of Changes in Stockholder's Equity (in millions)

-----------------------------------------------------------------------------------------
Year Ended December 31,                                        2001       2000       1999
-----------------------------------------------------------------------------------------
Preferred Stock
Balance, beginning of year                                  $    --    $   376    $   394
Preferred stock repurchased                                      --        (12)       (18)
Preferred stock redeemed                                         --       (364)        --
-----------------------------------------------------------------------------------------
Balance, end of year                                             --         --        376
-----------------------------------------------------------------------------------------
Common Stock
Balance, beginning of year                                       --*        --*       105
Retirement of common stock                                       --         --       (105)
-----------------------------------------------------------------------------------------
Balance, end of year                                             --*        --*       --*
-----------------------------------------------------------------------------------------
Capital Surplus
Balance, beginning of year                                    2,319      2,318      1,613
Preferred stock repurchased                                      --          1         --
Common stock distributed under employee benefit plans            --         --          4
Capital transactions related to change in control                --         --       (699)
Capital contribution from parent                                 --         --      1,400
-----------------------------------------------------------------------------------------
Balance, end of year                                          2,319      2,319      2,318
-----------------------------------------------------------------------------------------
Retained Earnings
Balance, beginning of year                                    2,179      1,686      3,504
Net income (loss)                                               275        512     (1,603)
Cash dividends declared
   Preferred stock                                               --        (19)       (22)
   Common stock                                                  --         --        (98)
Treasury stock distributed under employee benefit plans          --         --        (95)
-----------------------------------------------------------------------------------------
Balance, end of year                                          2,454      2,179      1,686
-----------------------------------------------------------------------------------------
Common Stock in Treasury, at cost
Balance, beginning of year                                       --         --     (1,056)
Purchases of stock                                               --         --        (71)
Treasury stock distributed under employee benefit plans          --         --        322
Capital transactions related to change in control                --         --        805
-----------------------------------------------------------------------------------------
Balance, end of year                                             --         --         --
-----------------------------------------------------------------------------------------
Common Stock Issuable -- Stock Awards
Balance, beginning of year                                       --         --        817
Deferred stock awards granted, net                               --         --        557
Deferred stock distributed                                       --         --       (216)
Capital transactions related to change in control                --         --     (1,158)
-----------------------------------------------------------------------------------------
Balance, end of year                                             --         --         --
-----------------------------------------------------------------------------------------
Deferred Compensation -- Stock Awards
Balance, beginning of year                                       --         --       (218)
Deferred stock awards granted, net                               --         --       (556)
Amortization of deferred compensation, net                       --         --        749
Other                                                            --         --         25
-----------------------------------------------------------------------------------------
Balance, end of year                                             --         --         --
-----------------------------------------------------------------------------------------
Cumulative Translation Adjustments
Balance, beginning of year                                     (116)       (46)      (398)
Translation adjustments/entity transfers and sales              (53)      (114)       393
Income taxes                                                     14         44        (41)
-----------------------------------------------------------------------------------------
Balance, end of year                                           (155)      (116)       (46)
-----------------------------------------------------------------------------------------
Securities Valuation Allowance
Balance, beginning of year                                       --         16        (65)
Change in unrealized net gains (losses), after applicable
   income taxes and minority interest                             4        (16)        81
-----------------------------------------------------------------------------------------
Balance, end of year                                              4         --         16
-----------------------------------------------------------------------------------------
Total stockholder's equity, end of year                     $ 4,622    $ 4,382    $ 4,350
=========================================================================================

*     1 share, $1 par value.

The accompanying notes are an integral part of the financial statements.


20 Bankers Trust Corporation and its Subsidiaries

Consolidated Statement of Cash Flows (in millions)
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                           2001       2000        1999
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income (loss)                                                              $   275    $   512    $ (1,603)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
   Provision for credit losses--loans                                              296        (19)        (58)
   Provision for credit losses--other                                               (6)        (2)          6
   Provision for policyholder benefits                                              --         --         114
   Restructuring and other related activities                                       35        (38)        516
   Deferred income taxes, net                                                      122        (27)       (395)
   Depreciation and other amortization and accretion                                48         42         879
   Other, net                                                                     (378)        (1)        153
   Gain on transfer of BT Holdings (New York), Inc.                                 --       (561)         --
   Gain on sale of Bankers Trust Australia Limited                                  --         --        (779)
-------------------------------------------------------------------------------------------------------------
     Earnings adjusted for noncash charges, credits and other items                392        (94)     (1,167)
Net change in:
   Trading assets                                                                 (414)    (1,932)    (14,995)
   Trading liabilities                                                            (730)    (1,124)     20,602
   Receivables and payables from securities transactions                          (524)       408         875
   Customer receivables                                                            124         (2)     (1,110)
   Other operating assets and liabilities, net                                  (2,205)      (557)        159
Securities available for sale losses (gains)                                        --        (45)         89
-------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                             (3,357)    (3,346)      4,453
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Net change in:
   Interest-bearing deposits with banks                                          4,236     (4,093)     (3,764)
   Federal funds sold                                                               (2)     2,472         (39)
   Securities purchased under resale agreements                                   (442)    (1,546)     (4,268)
   Securities borrowed                                                              --         --      (8,716)
   Loans                                                                        (1,437)     4,756          89
Securities available for sale:
   Purchases                                                                       (36)      (263)     (6,190)
   Maturities and other redemptions                                                 31      2,250       1,024
   Sales and other transfers to affiliates                                          12        596       8,412
Acquisitions of premises and equipment                                            (140)      (165)       (102)
Other, net                                                                          17         19        (501)
Proceeds from transfer of legal entities                                            --         71       3,062
Proceeds from sale of Bankers Trust Australia Limited                               --         --       1,313
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                              2,239      4,097      (9,680)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net change in:
   Deposits                                                                      1,461     (8,064)     (6,284)
   Securities loaned and securities sold under repurchase agreements               (99)        53      12,465
   Other short-term borrowings                                                     624      5,904      (1,886)
Issuances of long-term debt                                                        271      2,692       4,966
Repayments of long-term debt*                                                   (1,946)    (2,187)     (4,791)
Redemptions and repurchases of preferred stock                                      --       (375)        (18)
Purchases of treasury stock                                                         --         --         (71)
Cash dividends paid                                                                 --        (19)       (216)
Capital contribution from parent                                                    --         --       1,400
Other, net                                                                          (7)       (29)         18
-------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                304     (2,025)      5,583
-------------------------------------------------------------------------------------------------------------
Net effect of exchange rate changes on cash                                          3        (17)         19
-------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Due from Banks                                (811)    (1,291)        375
Cash and due from banks, beginning of year                                       1,921      3,212       2,837
-------------------------------------------------------------------------------------------------------------
Cash and due from banks, end of year                                           $ 1,110    $ 1,921    $  3,212
=============================================================================================================
Interest paid                                                                  $ 2,679    $ 4,319    $  4,730
=============================================================================================================
Income taxes paid, net                                                         $    24    $     7    $     39
=============================================================================================================
Noncash investing activities:
   Transfer of legal entity in exchange for shares in affiliate                $    --    $ 1,122    $    852
   Conversions of loans to other real estate                                        17         28          21
   Exchanges of Chilean government bonds for annuity contracts                      --         --           9
-------------------------------------------------------------------------------------------------------------
Total noncash investing activities                                             $    17    $ 1,150    $    882
=============================================================================================================

* Includes $14 million, $129 million and $0 million for the years ended December 31, 2001, 2000 and 1999, respectively, related to trust preferred securities included in risk-based capital.

The accompanying notes are an integral part of the financial statements.


                               Bankers Trust Corporation and its Subsidiaries 21

--------------------------------------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      On August 31, 1999, the Corporation completed the sale of Bankers Trust Australia Limited ("BTAL"), a wholly-owned subsidiary, to the Principal Financial Group for a price of approximately $1.3 billion. Prior to the sale, BTAL remitted to the Corporation a dividend for accumulated retained earnings that included proceeds from BTAL's sale of its investment banking division to Macquarie Bank. The Corporation also received cash for the assumption of certain BTAL long-term debt. The Corporation recognized a pretax gain of approximately $779 million in the third quarter of 1999 on the sale of BTAL. In 2001, a final payment was received under the sales agreement and as a result, the Corporation recorded revenue of $24 million.

      On September 29, 2000, Bankers Trust transferred its wholly-owned subsidiary BT Holdings (New York), Inc. ("BTH") to DBUSH and Taunus. The transfer of BTH to DBUSH took the form of an exchange of stock pursuant to which BTH became a wholly-owned subsidiary of DBUSH. The Corporation received shares of DBUSH equal to the fair market value of BTH's net assets, substantially all of which were financial assets, on the date of transfer. The Corporation recognized a pretax gain of approximately $561 million for the year ended December 31, 2000.

      As a result of the transfer of BTH to DBUSH, certain equity positions of subsidiaries of the Corporation that were issued to subsidiaries of BTH amounting to approximately $1.5 billion, previously eliminated in the consolidation process, are now classified in other liabilities as minority interest, including $500 million of preferred stock of subsidiary. These amounts are included in the related party balances in Note 25.

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


22 Bankers Trust Corporation and its Subsidiaries

Foreign Currency Translation

Assets and liabilities denominated in currencies other than an entity's functional currency are translated into its functional currency using the current exchange rates and the resulting translation gains and losses, as well as any gains and losses from related hedges, are reported in noninterest revenue. Assets and liabilities of entities whose functional currency is not the U.S. dollar are translated into U.S. dollars using the current exchange rates and the translation gains and losses, net of any hedge and tax effects, are reported in other comprehensive income.

Resale and Repurchase Agreements

Resale and repurchase agreements are generally treated as collateralized financings and are carried at the amount of cash disbursed or received. The Corporation offsets resale and repurchase agreements with the same counterparty which meet the applicable netting criteria in FASB Interpretation No. 41, "Offsetting of Amounts Related to Certain Repurchase and Resale Agreements" ("FIN41"). Interest earned on resale agreements and interest incurred on repurchase agreements are reported as interest revenues and interest expense, respectively.

      Generally, the party disbursing the cash takes possession of the securities serving as collateral for the financing. Securities purchased under resale agreements consist primarily of U.S. government and federal agency securities.

      The Corporation monitors the fair value of the securities received or delivered. For securities purchased under resale agreements, the Corporation requests additional securities or the return of a portion of the cash disbursed when appropriate in response to a decline in the market value of the securities received. Similarly, the return of excess securities or additional cash is requested when appropriate in response to an increase in the market value of securities sold under repurchase agreements.

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

Derivatives

All freestanding derivatives, whether held for trading or non-trading purposes, are carried at fair value in the balance sheet. Derivative features embedded in other contracts that meet certain criteria are also measured at fair value. Fair values for derivatives are based on quoted market prices or pricing models which take into account current market and contractual prices of the underlying instruments as well as time value and yield curve or volatility factors underlying the positions. Fair values also take into account expected market risks, modeling risk, administrative costs and credit considerations. Assets and liabilities arising from contracts covered by qualifying master netting agreements are reported on a net basis, in accordance with FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39").

      The Corporation enters into swaps, futures contracts, forward commitments, options and other similar types of contracts and commitments based on interest and foreign exchange rates, and equity and commodity prices, for trading purposes. Such positions are carried at their fair values as either trading assets or trading liabilities, and related gains and losses are included in trading revenue.

      Derivative features embedded in other non-trading contracts are measured separately at fair value when they are not clearly and closely related to the host contract and meet the definition of a derivative. Unless designated as a hedge, changes in the fair value of such an embedded derivative are reported in trading revenue. The carrying amount is reported in the balance sheet with the host contract.

      Beginning January 1, 2001, the Corporation has applied hedge accounting for derivatives entered into for non-trading purposes under SFAS 133. Under this rule all derivatives, including those entered into for non-trading purposes, are carried at fair value on the balance sheet.

      For fair value hedges, changes in the fair value of the hedged asset or liability due to the risk being hedged are recognized in earnings along with changes in the entire fair value of the derivative. When hedging interest rate risk, for both the derivative and the hedged item any interest accrued or paid is reported in interest income or expense and the unrealized gains and losses from the fair value adjustments are reported in other revenue or other expenses. When hedging the foreign exchange risk in an available-for-sale security, the fair value adjustments related to the foreign exchange exposures are also recorded in other revenue or other expenses. Hedge ineffectiveness for a fair value hedge is measured as the net unrealized gain or loss for the period from these fair value adjustments to the derivative and hedge item recorded in other revenue or other expenses.

      If a fair value hedge is canceled because the derivative is terminated or de-designated, any basis adjustment remaining on the hedged asset or liability related to the hedging of interest rate risk is amortized to interest over the remaining life of the original hedge.


                               Bankers Trust Corporation and its Subsidiaries 23

For other types of fair value hedges or anytime the hedged asset or liability is sold or terminated, any basis adjustments are included in the calculation of the gain or loss on sale or termination.

      For periods prior to January 1, 2001, hedge accounting was different for the limited cases where it was applied for certain interest rate and foreign currency hedges. Interest rate swaps were accounted for as off-balance sheet transactions with interest payable or receivable recorded on an accrual basis. For cross currency interest rate swaps, interest was accrued and the foreign currency notional amount of the swaps was translated at spot rates with the resulting gain or loss reported in earnings. No special accounting was applied to the hedged items.

Loans, Other Real Estate and Other Nonperforming Assets

Loans generally are stated at their outstanding unpaid principal balances net of charge-offs, net of any deferred fees on originated loans, and net of any unamortized premiums or discounts on purchased loans. Interest revenue is accrued on the unpaid principal balance. Net deferred fees and premiums or discounts are recognized as an adjustment of the yield (interest revenue) over the lives of the related loans.

      Loans are accounted for on a cash basis once principal or interest payments are past due 90 days or earlier if considered appropriate by management. In addition, all loans classified as doubtful and all partially charged-off loans are accounted for on a cash basis even if the borrower is still making required payments. Any accrued but unpaid interest previously recorded on cash basis loans is reversed against current period interest revenue. Interest income is recorded only when cash is received.

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

Allowances For Credit Losses

The allowances for credit losses represent management's estimate of probable losses that have occurred in the loan portfolio and other credit-related items as of the date of the consolidated financial statements. The allowance for credit losses-loans is reported as a reduction of loans and the allowance for credit losses on other credit-related items is reported in other liabilities.

      To allow management to determine the appropriate level of the allowance for loan losses, all significant counterparty relationships are reviewed periodically, as are loans under special supervision, such as impaired loans. This review encompasses current information and events related to the counterparty, as well as industry, geographic, economic, political, and other environmental factors. This process results in an allowance for loan losses which consists of a specific loss component and an inherent loss component.

      The specific loss component is the allowance for impaired loans as calculated under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" (collectively "SFAS 114"). Impaired loans represent loans for which, based on current information and events, it is probable that the Corporation will not be able to collect all principal and interest amounts due in accordance with the contractual terms of the loan agreement. The measurement of specific loss is determined by the excess of the recorded investment in the loan, including accrued interest, over either the present value of expected future cash flows, the fair value of the underlying collateral or the market price of the loan. No specific loss is provided for impaired loans for which either the present value of expected future cash flows, the fair value of the underlying collateral or the market price of the loan exceeds the recorded investment. Impaired loans are generally placed on a non-accrual status. The inherent loss component is for all other loans not individually considered impaired but that, on a portfolio basis, are believed to have some inherent loss, in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"). The inherent loss component consists of an allowance for country risk, and an other inherent loss component. The country risk component is for loan exposures in countries where there are serious doubts about the ability of counterparties to comply with the repayment terms due to the economic or political situation prevailing in the respective country of domicile, that is, for transfer and currency convertibility risks. The other inherent loss component represents an estimate of inherent losses resulting from the imprecisions and uncertainties in determining credit losses. Loans subject to this component of the allowance exclude those that have been determined to be impaired under SFAS 114. This component is calculated by applying loss factors to the corresponding period-end loan categories. Loss factors are derived as a ratio of historical average loan losses (net of recoveries) to an historical average of its loan exposures and adjusted for relevant environmental factors.

      Amounts determined to be uncollectible are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. The provision for loan losses, which is charged to income, is the amount necessary to adjust the allowance to the level determined through the process described above.

Premises and Equipment

Premises and equipment owned are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated on a straight-line basis over the terms of the leases or the estimated useful lives of the


24 Bankers Trust Corporation and its Subsidiaries improvements, whichever are shorter. Maintenance and repairs are charged to expense and improvements are capitalized. Gains and losses on dispositions are reflected in earnings.

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

Impairment

Securities available for sale, equity method and direct investments (including venture capital companies and non-marketable securities) are subject to impairment reviews. An impairment charge is recorded if a decline in fair value below the asset's amortized cost or carrying value, depending on the nature of the asset, is deemed to be other than temporary.

      Goodwill, other intangible assets, and property, plant, and equipment are also subject to impairment reviews if a change in circumstances indicates that the carrying amount of an asset may not be recoverable. If estimated undiscounted cash flows relating to an asset held for use are less than its carrying amount, an impairment charge is recorded to the extent the fair value of the asset is less than its carrying amount. For an asset held for disposal, an impairment charge is recorded based on the lower of the asset's carrying value or net realizable value.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

Note 3--Securities Available for Sale

The fair value, amortized cost, and gross unrealized holding gains and losses for the Corporation's securities available for sale follow:

(in millions) December 31,                         2001                                     2000
---------------------------------------------------------------------------------------------------------------------
                                                   Gross                                    Gross
                                              Unrealized Holding                       Unrealized Holding
                                       Fair   ------------------   Amortized    Fair   ------------------   Amortized
                                      Value   Gains     (Losses)        Cost   Value      Gains   (Losses)       Cost
---------------------------------------------------------------------------------------------------------------------
Debt securities
  U.S. government and agencies        $ 102   $  --      $   --    $     102   $ 112      $  --   $   (1)   $     113
  States of the U.S. and
    political subdivisions               16      --          --           16      16         --       --           16
  Asset-backed                           --      --          --           --       1         --       --            1
  Foreign governments                    --      --          --           --       4          1       --            3
  Corporate debt                         53       1          (1)          53      25          1       (1)          25
  Mortgage-backed                        73       1          --           72      80          2       --           78
Equity securities                        12       1          --           11      14          1       (1)          14
---------------------------------------------------------------------------------------------------------------------
Total securities available for sale   $ 256   $   3      $   (1)   $     254   $ 252      $   5   $   (3)   $     250
=====================================================================================================================

(in millions) December 31,                            1999
-----------------------------------------------------------------------------
                                                     Gross
                                               Unrealized Holding
                                        Fair   ------------------   Amortized
                                       Value      Gains   (Losses)       Cost
-----------------------------------------------------------------------------
Debt securities
  U.S. government and agencies        $  348      $  --   $   (9)   $     357
  States of the U.S. and
    political subdivisions                16         --       --           16
  Asset-backed                             5         --       --            5
  Foreign governments                    480         --       --          480
  Corporate debt                       2,226         --       (1)       2,227
  Mortgage-backed                         94         --       (2)          96
Equity securities                         83         45       (8)          46
-----------------------------------------------------------------------------
Total securities available for sale   $3,252      $  45   $  (20)   $   3,227
=============================================================================

      There were no securities of any individual issuer included in securities available for sale that exceeded 10 percent of the Corporation's total stockholder's equity at December 31, 2001.

      The components of securities available for sale gains (losses) as reported in the consolidated statement of income follow:

(in millions) Year Ended December 31,                      2001   2000     1999
-------------------------------------------------------------------------------
Debt securities--gross realized gains                     $  --   $  3    $  81
Debt securities--gross realized losses                       --     (4)    (234)
Equity securities--net realized gains                        --     46       64
-------------------------------------------------------------------------------
Total securities available for sale gains (losses)        $  --   $ 45    $ (89)
===============================================================================


                               Bankers Trust Corporation and its Subsidiaries 25

      The following table shows the fair value, remaining maturities, approximate weighted-average yields (based on amortized cost) and total amortized cost by maturity distribution of the debt components of the Corporation's securities available for sale at December 31, 2001.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        Maturity Distribution
-----------------------------------------------------------------------------------------------------------------------------------
                                                           After One          After Five
                                        Within            But Within          But Within            After
                                       One Year           Five Years           Ten Years          Ten Years            Total
-----------------------------------------------------------------------------------------------------------------------------------
($ in millions)                    Amount     Yield    Amount     Yield    Amount     Yield    Amount    Yield    Amount     Yield
-----------------------------------------------------------------------------------------------------------------------------------
U.S. government and agencies       $   91      2.52%   $   10      4.37%   $    1      4.52%   $   --       --%   $  102      2.73%
States of the U.S. and political
  subdivisions                          8      3.52        --      4.54         6      3.22         2      5.33       16      3.67
Corporate debt securities              20      2.23        --        --        --        --        33      6.79       53      5.10
Mortgage-backed securities             --        --        22      5.05        --        --        51      6.77       73      6.26
-----------------------------------------------------------------------------------------------------------------------------------
Total fair value                   $  119              $   32              $    7              $   86             $   244
=========================================              ======              ======              ======             =======
Total amortized cost               $  119              $   32              $    7              $   85             $   243
=========================================              ======              ======              ======             =======

Note 4 -- Loans

      The following table summarizes the composition of loans at the end of each of the last five years:

---------------------------------------------------------------------------------------------------------------
($ in millions) December 31,         2001             2000             1999             1998             1997
---------------------------------------------------------------------------------------------------------------
Domestic
  Commercial and industrial   $ 6,880    29%   $ 8,370    37%   $ 8,125    40%   $ 6,448    27%   $ 4,244    21%
  Financial institutions       10,869    46      1,779     8      2,788    14      2,441    10      2,148    11
  Real estate
     Construction                  88    --         95     1        128     1        134     1        108     1
     Mortgage                     912     4      1,138     5      1,343     6      1,315     6      2,088    10
  Other                         3,316    14      8,621    38      4,028    20      3,558    15      1,427     7
---------------------------------------------------------------------------------------------------------------
Total domestic                 22,065    93     20,003    89     16,412    81     13,896    59     10,015    50
---------------------------------------------------------------------------------------------------------------
International
  Governments and official
     institutions                  14    --         24    --        120     1        190     1        252     1
  Banks and other financial
     institutions                 916     4      1,746     8        690     3      3,599    15      3,175    16
  Commercial and industrial       607     3        544     2      1,765     9      3,931    17      4,931    25
  Real estate
     Construction                  --    --         --    --         --    --         71    --         --    --
     Mortgage                       4    --          2    --         31    --         95    --        195     1
  Other                           152    --        305     1      1,167     6      1,813     8      1,402     7
---------------------------------------------------------------------------------------------------------------
Total international             1,693     7      2,621    11      3,773    19      9,699    41      9,955    50
---------------------------------------------------------------------------------------------------------------
Gross loans                    23,758   100%    22,624   100%    20,185   100%    23,595   100%    19,970   100%
                                        ===              ===              ===              ===              ===
Less: unearned income             144              184              223              310              165
-------------------------------------          -------          -------          -------          -------
Total loans                   $23,614          $22,440          $19,962          $23,285          $19,805
=====================================          =======          =======          =======          =======

      On a global basis, the commercial and industrial category and the "other" category included no single industry group with aggregate borrowings from the Corporation in excess of 10 percent of the total loan portfolio at December 31, 2001.


26 Bankers Trust Corporation and its Subsidiaries

--------------------------------------------------------------------------------

      Certain contractual maturity information for the Corporation's loans at December 31, 2001, excluding 1-4 family mortgages, installment loans and lease financing is summarized below. Actual maturities may differ from contractual maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                   Remaining Maturity
--------------------------------------------------------------------------------
                                          Within    After One    After
                                             One   But Within     Five
(in millions)                               Year   Five Years    Years     Total
--------------------------------------------------------------------------------
Domestic
  Commercial and industrial              $   850       $4,461   $1,569   $ 6,880
  Financial institutions                   8,713        1,956      200    10,869
  Real estate
    Construction                              49           39       --        88
    Mortgage                                 291          375       21       687
  Other                                    1,175          704       54     1,933
--------------------------------------------------------------------------------
Total domestic                            11,078        7,535    1,844    20,457
International                              1,016          605       55     1,676
--------------------------------------------------------------------------------
Total                                    $12,094       $8,140   $1,899   $22,133
================================================================================
Loans due after one year
  With predetermined interest rates                    $  492   $  767
======================================================================
  With floating or adjustable
  interest rates                                       $7,648   $1,132
======================================================================

      In prior periods, the Corporation has sold commercial real estate mortgage loans in securitization transactions. The investors and the securitization trusts have no recourse to the Corporation's other assets for failure of debtors to pay when due. The Corporation has retained interests in these securitizations that, in some instances, are subordinate to investors' interests. The value of all of the interests retained is subject to credit, prepayment and interest rate risks on the transferred loans. Such assets are carried at fair value, with security interests in securities available for sale and servicing rights in other assets. The Corporation estimates fair value based upon the present value of future expected cash flows, using management's best estimates of such key assumptions as -- credit losses, prepayment speeds, forward yield curves, and discount rates commensurate with the risks involved.

      As required by SFAS 140, following are certain disclosures relating to retained interests from such securitizations.

      At December 31, 2001, the fair value of the Corporation's retained interests totaled $63.6 million based upon an assumed weighted-average life of
0.75 years (which reflects estimated prepayments) and utilizing a residual cash flows discount rate of 11.25%. The weighted-average actual and projected credit losses, at December 31, 2001 were zero percent. The sensitivity of the current fair value of these retained interests to immediate 10 percent and 20 percent adverse changes in the following assumptions are: residual cash flows discount rate--$0.4 million and $0.9 million; and expected credit losses--$1.9 million and $3.8 million, respectively.

      At December 31, 2001, the total principal amount outstanding of commercial real estate mortgage loans managed or securitized totaled $193 million, of which, none are 90 days or more past due and none are held in portfolio.

Cash Basis Loans and Renegotiated Loans

The Corporation's cash basis loans and renegotiated loans are summarized as follows:

(in millions) December 31,                          2001        2000        1999
--------------------------------------------------------------------------------
Cash basis loans
  Domestic                                        $1,452        $814        $573
  International                                      132          26         164
--------------------------------------------------------------------------------
Total cash basis loans                            $1,584        $840        $737
================================================================================
Renegotiated loans
  Domestic                                        $   --        $ --        $ 11
  International                                       --          --          --
--------------------------------------------------------------------------------
Total renegotiated loans                          $   --        $ --        $ 11
================================================================================

      At December 31, 2001 and 2000, borrowers on a cash basis had undrawn commitments with the Corporation of $206 million and $100 million, respectively. Such 2001 amounts, if drawn, will be classified as cash basis loans.

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

(in millions) Year Ended December 31,                     2001     2000     1999
--------------------------------------------------------------------------------
Domestic loans
  Gross amount of interest that would
     have been recorded at original rate                  $132      $80      $27
  Less, interest, net of reversals,
     recognized in interest revenue                         67       51       18
--------------------------------------------------------------------------------
Reduction of interest revenue                               65       29        9
================================================================================
International loans
  Gross amount of interest that would
     have been recorded at original rate                    13       --        3
  Less, interest, net of reversals,
     recognized in interest revenue                          7       --        1
Reduction of interest revenue                                6       --        2
--------------------------------------------------------------------------------
Total reduction of interest revenue                       $ 71      $29      $11
================================================================================

      At December 31, 2001 and 2000, the recorded investment in loans that was considered to be impaired under SFAS 114 was $1,584 million and $858 million, respectively. Included in these amounts were $1,244 million and $725 million of loans that required a valuation allowance of $453 million and $344 million at those same dates, respectively. The average recorded investment in impaired loans during the years ended December 31, 2001 and December 31, 2000 was approximately $1,043 million and $805 million, respectively. For the years ended December 31, 2001, 2000 and 1999, the Corporation recognized interest income on impaired loans of $27 million, $40 million and $12 million, respectively.


                               Bankers Trust Corporation and its Subsidiaries 27

Note 5--Allowances for Credit Losses

An analysis of the changes in the Corporation's allowances for credit losses follows:

(in millions) Year Ended December 31,              2001        2000        1999
-------------------------------------------------------------------------------
Loans
Balance, beginning of year                        $ 424       $ 491       $ 652
Provision for credit losses                         296         (19)        (58)
Allowance related to entities
  sold/transferred*                                 (23)         (6)        (39)
Net charge-offs
  Charge-offs                                       160          54          91
  Recoveries                                          2          12          27
Total net charge-offs                               158          42          64
-------------------------------------------------------------------------------
Balance, end of year                              $ 539       $ 424       $ 491
===============================================================================

Other liabilities
Balance, beginning of year                        $  22       $  24       $  18
Provision for credit losses                          (6)         (2)          6
Charge-offs                                           1          --          --
-------------------------------------------------------------------------------
Balance, end of year                              $  15       $  22       $  24
===============================================================================

* Reflects the allowance for credit losses--loans of certain legal entities transferred to Deutsche Bank on the date of transfer and the allowance for credit losses--loans of entities sold on the date of sale.

Note 6--Premises and Equipment; Leases

An analysis of premises and equipment follows:

(in millions) December 31,                                      2001        2000
--------------------------------------------------------------------------------
Land                                                          $   66      $   68
Buildings                                                        253         258
Leasehold improvements                                           285         321
Furniture and equipment                                          776         843
Construction-in-progress                                          99          41
--------------------------------------------------------------------------------
Total                                                          1,479       1,531
Less accumulated depreciation and amortization                   850         907
--------------------------------------------------------------------------------
Net book value                                                $  629      $  624
================================================================================

      Approximately $195 million of the $629 million net book value relates to two buildings and their contents that were damaged as a result of the terrorist attacks on September 11, 2001. These assets have been taken out of service. The Corporation is currently evaluating the future plans for 130 Liberty Street which was severely damaged due to the destruction of the World Trade Center. The Corporation's building at 4 Albany Street, which was less severely damaged, is being renovated, although no timetable for reoccupation has been established. See Note 27 for additional information relating to the terrorist attacks.

      The Corporation is a lessee under lease agreements covering real property and equipment. The future minimum lease payments required under the Corporation's noncancelable operating leases at the end of 2001 were as follows:

(in millions) Year Ended December 31,
--------------------------------------------------------------------------------
2002                                                                        $ 45
2003                                                                          45
2004                                                                          47
2005                                                                          35
2006                                                                          34
2007 and later                                                               121
--------------------------------------------------------------------------------
Total minimum lease payments                                                 327
Less minimum noncancelable sublease rentals                                   10
--------------------------------------------------------------------------------
Net minimum lease payments                                                  $317
================================================================================

      The following shows the net rental expense for all operating leases:

(in millions) Year Ended December 31,                  2001      2000       1999
--------------------------------------------------------------------------------
Gross rental expense                                    $57       $65       $124
Less sublease rental income                              38        17          6
--------------------------------------------------------------------------------
Net rental expense                                      $19       $48       $118
================================================================================

Note 7-- Securities Loaned and Securities Sold Under Repurchase Agreements and Other Short-term Borrowings

Short-term borrowings are borrowed funds generally with an original maturity of one year or less. Debt instruments that contain a provision for early redemption, exercisable at the option of the security holder, are classified on the basis of the earliest possible redemption date.

      Securities loaned and securities sold under repurchase agreements and federal funds purchased generally mature in one day; commercial paper generally matures within 90 days.

      The details of these borrowings for the years 2001, 2000 and 1999 are presented below:

($ in millions)                                      2001       2000       1999
-------------------------------------------------------------------------------
Securities loaned and securities sold
  under repurchase agreements
Balance at year end                               $    10    $   109    $    56
Average amount outstanding                              7         66      8,261
Maximum amount outstanding at
  any month end                                       407        109     23,383
Average interest rate for the year                     --%      9.09%      6.52%
Average interest rate on year-end balance            7.47%      8.74%      6.89%

Federal funds purchased
Balance at year end                               $ 5,569    $ 5,971    $ 5,270
Average amount outstanding                          5,281      3,984      3,226
Maximum amount outstanding at
  any month end                                     6,956      7,066      5,968
Average interest rate for the year                   3.04%      5.16%      4.48%
Average interest rate on year-end balance            1.37%      5.56%      3.45%

Commercial paper
Balance at year end                               $    --    $    --    $    --
Average amount outstanding                             --         --      3,615
Maximum amount outstanding at
  any month end                                        --         --      9,458
Average interest rate for the year                     --%        --%      6.98%
Average interest rate on year-end balance              --%        --%        --%

Other
Balance at year end                               $13,552    $12,527    $ 6,270
Average amount outstanding                         11,530      8,269      6,044
Maximum amount outstanding at
  any month end                                    13,552     12,527      8,854
Average interest rate for the year                   5.29%      8.94%      6.61%
Average interest rate on year-end balance            3.28%      4.48%      9.74%
===============================================================================


28 Bankers Trust Corporation and its Subsidiaries

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

      Long-term debt included in risk-based capital and other long-term debt are summarized as follows, based on the contractual terms of each issue:

Long-term debt included in risk-based capital

                                                               Dec. 31,    Dec. 31,
                                 Subordinated   Subordinated       2001        2000
(in millions)                      Fixed Rate  Floating Rate      Total       Total
-----------------------------------------------------------------------------------
Bankers Trust
Due in 2001                      $         --   $         --   $     --    $    213
Due in 2002                               616             80        696         696
Due in 2003                               102            194        296         297
Due in 2004                                14             22         36          38
Due in 2005                               150             67        217         219
Due in 2006                               149             --        149         149
Due in 2007-2011                          595             --        595         590
Thereafter                                349             --        349         762
-----------------------------------------------------------------------------------
Total                            $      1,975   $        363   $  2,338    $  2,964
-----------------------------------------------------------------------------------
BTCo
Due in 2001                      $         --   $         --   $     --    $      9
Due in 2002                                 9             --          9           9
Due in 2003                                 8             --          8           8
Due in 2004                                 8             --          8           7
Due in 2005                                 7             --          7           7
Due in 2006                                 7             --          7           6
Due in 2007-2011                           --            225        225         238
Thereafter                                 --             --         --          --
-----------------------------------------------------------------------------------
Total                            $         39   $        225   $    264    $    284
-----------------------------------------------------------------------------------
Total long-term debt             $      2,014   $        588   $  2,602    $  3,248
Less: Amortization for risk-based capital purposes               (1,276)     (1,175)
-----------------------------------------------------------------------------------
Total long-term debt included in risk-based capital            $  1,326    $  2,073
===================================================================================

Long-term debt not included in risk-based capital

                                         Senior     Senior   Dec. 31,   Dec. 31,
                                          Fixed   Floating       2001       2000
(in millions)                              Rate       Rate      Total      Total
--------------------------------------------------------------------------------
Bankers Trust
Due in 2001                                $ --      $  --     $   --     $  582
Due in 2002                                  --        249        249        249
Due in 2003                                  --        480        480        481
Due in 2004                                  --          7          7          7
Due in 2005                                 113          5        118        118
Due in 2006                                  --          9          9         10
Due in 2007-2011                             --        237        237        405
Thereafter                                   --         --         --         --
Total                                      $113      $ 987     $1,100     $1,852
--------------------------------------------------------------------------------
BTCo
Due in 2001                                $ --      $  --     $   --     $  513
Due in 2002                                  --        289        289        642
Due in 2003                                   9         --          9         20
Due in 2004                                  --         --         --          2
Due in 2005                                  --         --         --          1
Due in 2006                                  15         --         15         19
Due in 2007-2011                             --         --         --          2
Thereafter                                   --         --         --         --
--------------------------------------------------------------------------------
Total                                      $ 24      $ 289     $  313     $1,199
--------------------------------------------------------------------------------
Other
Fixed rate                                                     $1,133     $1,393
Floating rate                                                   4,339      3,651
--------------------------------------------------------------------------------
Total long-term debt                                           $6,885     $8,095
Add: Amortization for risk-based capital purposes               1,276      1,175
--------------------------------------------------------------------------------
Total long-term debt not included in risk-based capital        $8,161     $9,270
================================================================================

      Based solely on the contractual terms of the debt issues, at December 31, 2001 and 2000 the Corporation's total fixed rate long-term debt had a weighted-average interest rate of 6.89 percent and 6.25 percent, respectively.

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

      The weighted-average effective interest rates for total long-term debt, including the effects of the related swap agreements, were 6.17 percent and 6.46 percent at December 31, 2001 and 2000, respectively.

      At December 31, 2001 and 2000, certain subsidiaries of Bankers Trust Company had outstanding $0 million and $351 million, respectively of manditorily redeemable preference securities included in the table above which are not included in risk-based capital. Maturities at December 31, 2000 ranged from February 2001 to May 2002.


                               Bankers Trust Corporation and its Subsidiaries 29

Note 9--Trust Preferred Securities

The trust preferred securities are issued by trusts all of whose outstanding common securities are owned by either Bankers Trust or BTCo. The trust preferred securities represent preferred undivided beneficial interests in the assets of the trusts. The trusts exist for the sole purpose of issuing the trust preferred securities and investing the proceeds thereof in junior subordinated deferrable interest debentures issued by Bankers Trust or BTCo, as applicable (the "debentures"). The debentures are unsecured and subordinated to all senior indebtedness of Bankers Trust or BTCo, as applicable, and are the sole assets of the trusts. Payments under the debentures by either Bankers Trust or BTCo are the same as those for the trust preferred securities. The debentures are redeemable prior to stated maturity at the option of Bankers Trust or BTCo during the redemption periods described below. The trust preferred securities are subject to mandatory redemption upon repayment of the related debentures at their stated maturity dates or their earlier redemption at a redemption price equal to their liquidation amount plus accrued distributions to the date fixed for redemption and the premium, if any, paid by Bankers Trust or BTCo upon concurrent repayment of the related debentures.

      Bankers Trust and BTCo, as applicable, have issued guarantees for the payment of distributions and payments on liquidation or redemption of the trust preferred securities, but only to the extent of funds held by the relevant trust.

      The appropriate obligations of Bankers Trust or BTCo under each series of debentures, the relevant indenture and trust agreement, the relevant guarantee and certain other related agreements, in the aggregate, constitute a full and unconditional guarantee by Bankers Trust or BTCo, as applicable, of each trust's obligations under the relevant trust preferred securities.

      The Corporation is required by the Federal Reserve to maintain certain levels of capital. The Federal Reserve has announced that certain cumulative preferred securities having the characteristics of trust preferred securities qualify as minority interest, which is included in Tier 1 Capital for bank holding companies. Such Tier 1 Capital treatment, together with Bankers Trust's ability to deduct, for federal income tax purposes, interest expense on the corresponding debentures, provides Bankers Trust with a cost-effective means of obtaining capital for regulatory purposes.

The following is a summary of the outstanding trust preferred securities and debentures:

                                      Aggregate      Aggregate
                                    Liquidation    Liquidation     Per Annum
                                      Amount of      Amount of      Interest                       Stated
                                          Trust          Trust       Rate of                  Maturity of
                                      Preferred      Preferred    Debentures                   Debentures
                                  Securities at  Securities at     and Trust       Interest     and Trust     Earlier     Redemption
                                   December 31,   December 31,     Preferred        Payment     Preferred    Maturity      Period of
($ in millions)                            2001           2000    Securities          Dates    Securities     Date(1)     Debentures
------------------------------------------------------------------------------------------------------------------------------------
Bankers Trust--Obligated
BT Institutional Capital Trust A         $  275         $  275         8.09%      6/1, 12/1       12/1/26          --    On or after
                                                                                                                             12/1/06
BT Institutional Capital Trust B            159            159          7.75      6/1, 12/1       12/1/26          --    On or after
                                                                                                                             12/1/06
BT Capital Trust B                          205            205          7.90     1/15, 7/15       1/15/27     1/15/17    On or after
                                                                                                                             1/15/07
BT Preferred Capital Trust I(2)             250            250         8 1/8     3/31, 6/30        2/1/37      2/1/02    On or after
                                                                                9/30, 12/31                                   2/1/02
BT Preferred Capital Trust II               203            203         7.875     2/25, 8/25       2/25/27     2/25/12    On or after
                                                                                                                             2/25/07
BTCo--Obligated
BTC Capital Trust I(3)                      208            222       3-Month     3/30, 6/30      12/30/26          --    On or after
                                                                       LIBOR    9/30, 12/30                                 12/30/06
                                                                  plus 0.75%
----------------------------------------------------------------------------------------------------------------------------------
Total(4)                                 $1,300         $1,314
================================================================================================================================

(1)   The maturity dates may be shortened under certain circumstances.
(2) All outstanding shares of BT Preferred Capital Trust I were redeemed at par on February 28, 2002.
(3) During 2001, the Corporation repurchased $14 million of BTC Capital Trust I securities.
(4)   Excludes deferred issuance costs and unamortized discount.


30 Bankers Trust Corporation and its Subsidiaries

Note 10--Preferred Stock

The number of shares of Series Preferred Stock repurchased and redeemed during 1999 and 2000 was as follows (number of shares in thousands):

                                  Adjustable       Adjustable
                                        Rate             Rate           7.75%
                                  Cumulative       Cumulative      Cumulative
                                   Preferred        Preferred       Preferred
Shares of Series                      Stock,           Stock,          Stock,
Preferred Stock                     Series Q(1)      Series R(1)     Series S(1)
-----------------------------------------------------------------------------
December 31, 1998                         64               44              50
-----------------------------------------------------------------------------
  Repurchased                             (4)              (4)             --
-----------------------------------------------------------------------------
December 31, 1999                         60               40              50
-----------------------------------------------------------------------------
  Repurchased                             (4)              --              --
  Redeemed                               (56)             (40)            (50)
-----------------------------------------------------------------------------
December 31, 2000                         --               --              --
=============================================================================

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

      No shares of Series Preferred Stock have been issued subsequent to December 31, 2000.

Note 11--Common Stock and Stock-Based Compensation Plans

Common stock activity during 1999 was as follows:

Year Ended December 31,                                                 1999
----------------------------------------------------------------------------
Common shares outstanding,
  beginning of year                                               95,714,120
----------------------------------------------------------------------------
Shares issued or distributed under
  employee benefit plans                                           2,974,125
Shares purchased for treasury                                       (837,410)
Shares purchased and retired                                     (97,850,834)(1)
----------------------------------------------------------------------------
Common shares outstanding,
  end of year                                                              1
============================================================================

(1) Amount represents shares purchased and retired in connection with Acquisition.

      No common shares have been issued subsequent to the Acquisition.

      Prior to the Acquisition, stock options were granted to purchase stock at a price not less than the fair market value of the stock on the date of grant. As of the Acquisition date, all unvested options vested and became immediately exercisable. The Corporation paid $93.00 less the exercise price for each option outstanding on the Acquisition date.

      No stock options have been granted subsequent to the Acquisition.

      The following is a summary of stock option transactions that occurred during 1999 (number of shares in thousands):

                                                                Weighted-Average
                                              Exercise Price      Exercise Price
                           Options                Per Option          Per Option
--------------------------------------------------------------------------------
December 31, 1998           10,796             $21.59-134.50               85.29
==================================
  Exercised                   (442)              21.59-90.75               57.74
  Cancelled                   (297)                                        92.61
  Settled due to COC       (10,057)
----------------------------------                                         -----
December 31, 1999               --                        --                  --
==================================                                         =====

      Deferred stock awards, which entitled certain employees to receive common stock of the Corporation at a specified future date, were also granted prior to the Acquisition. On the COC date, all deferred compensation amounts vested in full. In January 1999, 6,548,524 deferred stock awards were granted related to the 1998 performance year. Compensation expense recognized for deferred stock awards was $749 million in 1999. All deferred stock awards granted during 1999 were paid out at $93.00 per share on the COC date.

Note 12-- Assets Pledged to Creditors and Other Asset and Dividend Restrictions

The Federal Reserve Act, as amended by the Monetary Control Act of 1980, requires that reserve balances on certain deposits of depository institutions be maintained at the Federal Reserve Bank. The required reserve balances of the Corporation's subsidiary banks were $143 million and $141 million at December 31, 2001 and 2000, respectively. For the years 2001 and 2000, the average reserve balances of these banks amounted to $173 million and $147 million, respectively.

      In accordance with SFAS 140, at December 31, 2001 and 2000, the carrying amount of assets that were pledged as collateral in transactions in which the secured party did not have the right to sell or re-pledge the collateral provided by the Corporation was as follows:

(in millions) December 31,                              2001             2000
-----------------------------------------------------------------------------
Trading assets--debt securities                      $    3           $   13
Securities available for sale                             26               25
Loans                                                  2,892            5,624
-----------------------------------------------------------------------------
Total                                                 $2,921(1)        $5,662(1)
=============================================================================

(1) These were pledged to secure public and trust deposits, for borrowings, and for other purposes.

      Federal law also requires that "covered transactions," as defined, engaged in by insured banks and their subsidiaries with certain affiliates, including Bankers Trust, be at arm's length and limited to 20 percent of capital surplus. The Federal Reserve Board defines capital surplus as Tier 1 Capital and Tier 2 Capital plus the balance of the institution's allowance for loan and lease losses not included in Tier 2 Capital. Additionally, "covered transactions" with any one such affiliate is limited to 10 percent of capital and surplus. Covered transactions are defined to include, among other things, loans and other extensions of credit to such an affiliate and guarantees, acceptances and letters of credit issued on behalf of such an affiliate. Such loans,


                               Bankers Trust Corporation and its Subsidiaries 31
other extensions of credit, guarantees, acceptances and letters of credit must be secured. Other restrictions also apply to inter-affiliate transactions.

      Limitations exist on the availability of BTCo's undistributed earnings for the payment of dividends to Bankers Trust without prior approval of the bank regulatory authorities of $669 million of its retained earnings at December 31, 2001, plus an additional amount equal to net profits, as defined, for 2002 up to the date of any such dividend declaration. In this regard, BTCo can declare dividends in 2002 without approval of the regulatory authorities. The Federal Reserve Board may prohibit the payment of dividends if it determines that circumstances relating to the financial condition of a bank are such that the payment of dividends would be an unsafe and unsound practice.

      Certain other subsidiaries are subject to various regulatory and other restrictions that may limit cash dividends and advances to Bankers Trust.

      In addition certain disclosures are required by SFAS 140. At December 31, 2001 and 2000, the Corporation has accepted collateral in the form of securities with a fair value of approximately $8.8 billion and $9.1 billion, respectively, arising from securities purchased under resale agreements and receivables under derivatives contracts which allow the Corporation to sell or re-pledge the collateral. Of this amount, $352 million and $255 million, respectively, has been re-pledged as collateral for payables under derivatives contracts and to cover short sales.

Note 13 -- Regulatory Capital

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

      Failure to meet minimum capital requirements can initiate certain mandates, and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the consolidated financial statements of the Corporation's banking subsidiaries.

      Under the risk-based capital guidelines, there are two categories of capital: core capital ("Tier 1 Capital") and supplemental capital ("Tier 2 Capital"), collectively referred to as Total Capital. Tier 1 Capital includes common stockholder's equity, qualifying perpetual preferred stock, qualifying trust preferred securities and minority interest in equity accounts of consolidated subsidiaries. Tier 2 Capital includes perpetual preferred stock and trust preferred securities (to the extent ineligible for Tier 1 Capital), hybrid capital instruments (i.e., perpetual debt and mandatory convertible securities), limited amounts of subordinated debt, intermediate-term preferred stock, and a portion of the allowance for credit losses.

      Risk-weighted assets are calculated by assigning nontrading account assets and off-balance sheet items to broad risk categories.

      The Corporation's banking subsidiaries had previously adopted the market risk amendment to the risk-based capital guidelines issued by the Federal Reserve Board and the Bank for International Settlements (BIS). The amendment changed the calculation of the risk-weighted assets for trading accounts from assigning trading assets to broad risk categories to the use of internal models to measure market risk.

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

      Based on its regulatory capital ratios at December 31, 2001 and December 31, 2000 BTCo is well capitalized. There are no conditions or events that management believes have changed BTCo's well-capitalized status.


32 Bankers Trust Corporation and its Subsidiaries

      BTCo's actual capital amounts and ratios are presented in the table below.

                                                                      FRB
                                                                  Minimum    To Be Well
                                                                      For   Capitalized
                                                                  Capital         Under
                              Actual as of     Actual as of      Adequacy    Regulatory
                                12/31/01         12/31/00       Purposes:   Guidelines:
---------------------------------------------------------------------------------------
($ in millions)               Amount  Ratio    Amount  Ratio        Ratio         Ratio
---------------------------------------------------------------------------------------
Risk-Based Capital Ratios
 Tier 1 Capital(1)            $6,252   27.1%   $6,161   24.0%       4.0%          6.0%
 Total Capital(1)              6,808   29.5%    6,812   26.5%       8.0%         10.0%

Leverage Ratio(2)             $6,252   14.8%   $6,161   16.0%       3.0%          5.0%

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

Note 14--Interest Revenue and Interest Expense

The following are the components of interest revenue and interest expense:

(in millions) Year Ended December 31,               2001        2000        1999
--------------------------------------------------------------------------------
Interest Revenue
Interest-bearing deposits with banks              $  519      $  619      $  309
Federal funds sold                                   112         100         160
Securities purchased under
  resale agreements                                   38         129         675
Securities borrowed                                   --          --         383
Trading assets                                       507         918         916
Securities available for sale
  Taxable                                             22          69         362
  Exempt from federal income taxes                     2           1          22
Loans                                              1,307       1,772       1,522
Customer receivables                                  10          27          70
--------------------------------------------------------------------------------
Total interest revenue                             2,517       3,635       4,419
--------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits
  Domestic offices                                   467         558         694
  Foreign offices                                    174         440         730
Trading liabilities                                    4           2         131
Securities loaned and securities sold
  under repurchase agreements                         --           6         539
Other short-term borrowings                          770         946         796
Long-term debt                                       398         921         608
Trust preferred securities                            99         115         114
--------------------------------------------------------------------------------
Total interest expense                             1,912       2,988       3,612
--------------------------------------------------------------------------------
Net interest revenue                              $  605      $  647      $  807
================================================================================

Note 15--Pension and Other Employee Benefit Plans

In 2000, the Corporation's trusteed noncontributory, domestic defined benefit pension plan merged with Deutsche Bank Americas Holding Corp's ("DBAH") pension plan. The value of a participant's accrued benefit, which is expressed using a cash balance account approach (a type of defined benefit plan), did not change as a result of this transaction.

      The Corporation's 401(k) Savings Plan covers substantially all domestic employees. Employees are permitted within limitations imposed by tax laws to make pretax contributions to the 401(k) Savings Plan. The Corporation makes fixed contributions equaling three percent of eligible domestic employees' annual salary and will also match employees' contributions up to three percent of eligible salary. The Corporation may, solely at its discretion, match an additional zero percent to 200 percent of the employees' contribution up to 3 percent of eligible salary, which discretionary contribution it chose not to make for the years ended December 31, 2001, 2000 and 1999. Expense recognized for this plan amounted to $9 million, $25 million and $27 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Corporation also provides health care benefits to employees (retirees) who met specific age and/or service requirements on January 1, 1990 provided that they retire (retired) under the principal domestic pension plan with at least ten years of service. This plan is contributory for participating retirees and also requires them to absorb deductibles and coinsurance. The Corporation also provided noncontributory life insurance benefits for substantially all domestic retirees who retired before January 1, 1999 with at least ten years of service. During 2000, the Corporation purchased an insurance contract that settled its primary responsibility for its benefits obligation for domestic retirees currently receiving benefits.


                               Bankers Trust Corporation and its Subsidiaries 33

      The following tables provide a reconciliation of the changes in the postretirement plan's benefit obligations and fair value of assets over the two-year period ended December 31, 2001 and a statement of the funded status as of December 31 of both years.

                                                        Postretirement Benefits
-------------------------------------------------------------------------------
(in millions)                                            2001              2000
-------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                 $  83             $  94
Service cost                                                1                 1
Interest cost                                               7                 5
Plan amendments                                            --                13
Actuarial (gain) loss                                      18               (17)
Benefits paid                                              (7)               (6)
Curtailment/settlement                                     --                (7)
-------------------------------------------------------------------------------
Benefit obligation at end of year                       $ 102             $  83
===============================================================================
Change in plan assets
Fair value of plan assets at beginning of year          $  --             $   4
Employer contributions                                      5                11
Benefits paid                                              (6)               (6)
Curtailment/settlement                                     --                (9)
Participant contributions                                   1                --
-------------------------------------------------------------------------------
Fair value of plan assets at end of year                $  --             $  --
===============================================================================
Funded status                                           $(102)            $ (83)
Unrecognized net gain                                     (13)              (31)
-------------------------------------------------------------------------------
Accrued benefit cost at end of year                     $(115)            $(114)
===============================================================================

      Postretirement benefits expense for 2001, 2000 and 1999 included the following components:

-------------------------------------------------------------------------------
(in millions) Year Ended December 31,                  2001      2000      1999
-------------------------------------------------------------------------------
Service cost                                            $ 1       $ 1       $ 1
Interest cost                                             4         6         6
Net amortization and deferral                            (1)       (1)       (3)
-------------------------------------------------------------------------------
Total                                                     4         6         4
===============================================================================

      The actuarial assumptions used for the postretirement benefit plan were as follows:

-------------------------------------------------------------------------------
                                                     2001       2000       1999
-------------------------------------------------------------------------------
Discount rate in determining expense                 7.25%      7.75%      6.75%
Discount rate in determining benefit
  obligations at year end                            7.25%      7.75%      7.75%
Expected long-term rate of return
  on assets                                          9.00%      9.00%      9.00%

      In determining postretirement benefits expense, a 10.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease to 5.00 percent by 2007 and remain at that level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the Corporation's retiree health care plan:

                                               One-Percentage    One-Percentage
                                               Point Increase    Point Decrease
-------------------------------------------------------------------------------
(in millions)                                  2001      2000    2001      2000
-------------------------------------------------------------------------------
Effect on total of service and interest
 cost components                                $ 1       $ 1     $(1)     $ (1)
Effect on accumulated postretirement
 benefit obligation                             $11       $12     $(9)     $(10)

Note 16--Restructuring and Other Related Activities

Deutsche Bank approved a Group restructuring plan and accordingly, the Corporation provided a reserve of $35 million during the fourth quarter of 2001. The restructuring liability consists of $25 million related to severance and other employee termination-related costs and $10 million related to lease terminations. This restructuring plan affects two Group Divisions, Corporate and Investment Bank ("CIB") and Private Clients and Asset Management ("PCAM"). Approximately 335 staff will be terminated as a result of the restructuring plan. All actions contemplated in the restructuring plan are expected to be completed during 2002.

      The plan affects these two Group Divisions as follows:

      The restructuring in CIB covers the remaining steps to be taken as a result of changing market conditions in the year 2001, and to give effect to the CIB organizational and business model that was created during 2001. It primarily impacts CIB's customer coverage and relationship management processes, certain aspects of the cash management, custody and trade finance businesses of Global Transaction Banking, and the related elements of the settlement, infrastructure and real estate support functions.

      The plan also includes the further streamlining of the senior management structure in PCAM as a consequence of the reorganization of that group division's business model and operations, including real estate support.

      During 1999, the Corporation recorded pretax charges for restructuring and other related activities totaling $516 million. Of this amount, $394 million related to severance and other employee termination-related costs recorded in the second quarter in conjunction with the Acquisition ("Plan 1"). During the fourth quarter of 1999, the Corporation recorded additional severance and other termination-related costs of $122 million in connection with its continuing efforts to streamline support functions and realign certain business activities ("Plan 2").

      As of December 31, 2000, all significant restructuring initiatives contemplated in Plan 1 and Plan 2 had been completed. The remaining reserve balance of $11 million related to Plan 1 was reversed during the second quarter of 2000. The cost to complete Plan 2 was reduced by $25 million resulting from certain management changes and a higher than anticipated level of employee attrition. Such amount was reversed in the second quarter of 2000. The additional remaining reserve balance related to Plan 2 of $2 million was reversed in the fourth quarter of 2000.


34 Bankers Trust Corporation and its Subsidiaries

Note 17 -- Income Taxes

The Corporation's 2001 results of operations are included in the consolidated tax returns of Taunus.

      The domestic and foreign components of consolidated income (loss) before income taxes (benefit) follow:

(in millions) Year Ended December 31,               2001      2000         1999
-------------------------------------------------------------------------------
Domestic                                            $104      $622      $(1,104)
Foreign                                              229       278         (311)
-------------------------------------------------------------------------------
Total                                               $333      $900      $(1,415)
===============================================================================

      For purposes of determining the above amounts, foreign income is defined as income recorded by operations located outside of the U.S.

      Deferred income taxes result from differences in the timing of revenue and expense recognition for income tax and financial reporting purposes.

      An analysis of consolidated income tax expense (benefit) follows:

(in millions) Year Ended December 31,                  2001      2000      1999
-------------------------------------------------------------------------------
Income tax expense (benefit) applicable to:
  Income before income
   tax expense (benefit)*                              $ 58     $ 388     $ 188
  Capital surplus                                        --        --        (5)
  Cumulative translation adjustments                    (14)      (44)       41
  Securities valuation allowance                          2        (2)       28
-------------------------------------------------------------------------------
Total                                                  $ 46     $ 342     $ 252
===============================================================================

* Includes income tax expense related to securities available for sale transactions of $0 million, $19 million and $4 million in 2001, 2000 and 1999, respectively.

      The components of consolidated income tax expense (benefit) follow:

(in millions) Year Ended December 31,              2001        2000        1999
-------------------------------------------------------------------------------
Current
  Federal                                         $(184)      $ 179       $ 290
  Foreign                                            92          94         237
  State and local                                    16          96         120
-------------------------------------------------------------------------------
Total current                                       (76)        369         647
-------------------------------------------------------------------------------
Deferred
  Federal                                           101          11        (122)
  Foreign                                            13         (68)       (171)
  State and local                                     8          30        (102)
-------------------------------------------------------------------------------
Total deferred                                      122         (27)       (395)
-------------------------------------------------------------------------------
Total                                             $  46       $ 342       $ 252
===============================================================================

      The following is an analysis of the difference between the U.S. federal statutory income tax expense (benefit) and the effective tax expense on consolidated income (loss) before income taxes:

(in millions) Year Ended December 31,                2001       2000       1999
-------------------------------------------------------------------------------
Computed expected tax expense (benefit)             $ 117      $ 315      $(495)
State and local income tax expense                     14         87          7
Tax-exempt income                                      (2)        (7)       (11)
Foreign subsidiary earnings                            52         12        428
Valuation allowance                                     7        (58)       211
Domestic equity                                       (86)        --         --
Other                                                 (44)        39         48
-------------------------------------------------------------------------------
Effective income tax expense                        $  58      $ 388      $ 188
===============================================================================

      The following is an analysis of the Corporation's net deferred tax assets:

(in millions) December 31,                                      2001        2000
--------------------------------------------------------------------------------
Deferred tax assets                                           $1,611      $2,028
Valuation allowance                                               38         358
--------------------------------------------------------------------------------
Deferred tax assets net of valuation allowance                 1,573       1,670
Deferred tax liabilities                                         281         275
--------------------------------------------------------------------------------
Net deferred tax assets                                       $1,292      $1,395
================================================================================

      At December 31, 2001, the Corporation's deferred tax assets were primarily related to foreign tax credit carryovers that will expire in 2004 and 2005 ($15 million), investments ($480 million), deferred interest expense ($255 million), international operations ($174 million), credit losses ($265 million), net operating loss carryovers that primarily will start to expire in 2021 ($97 million) and tax credit carryovers ($138 million). Deferred tax liabilities were primarily related to deferred related party sales ($203 million) and lease financing activities ($51 million). The decrease in the valuation allowance is due to the transfer of a subsidiary to a Deutsche Bank affiliate.

      At December 31, 2000, the Corporation's deferred tax assets were primarily related to foreign tax credit carryovers that will expire in 2003 through 2005 ($454 million), investments ($453 million), deferred interest expense ($352 million), international operations ($218 million), credit losses ($215 million), net operating loss carryovers that primarily will start to expire in 2018 ($81 million) and tax credit carryovers ($68 million). Deferred tax liabilities were primarily related to deferred related party sales ($203 million) and lease financing activities ($57 million).

Note 18 -- Business Segments and Related Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," redefines operating segments and establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers.

      In order to conform to Deutsche Bank's management structure, the Corporation has realigned its businesses into two client-focused group divisions: the Corporate and Investment Bank Group and the Private Clients and Asset Management Group. In addition, the reorganization involved the transfer of its principal investing business to the group division Corporate Investments. All prior periods have been restated to conform with this new structure.

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


                               Bankers Trust Corporation and its Subsidiaries 35

--------------------------------------------------------------------------------

      Segments that hold net asset positions are allocated interest expense to reflect their net use of funds and segments that have net liability positions are allocated interest income to reflect their net contribution of funds.

      The Corporate and Investment Bank Group includes Corporate Banking and Securities and Global Transaction Banking. Corporate Banking and Securities includes sales, trading and corporate finance activities. Global Transaction Banking consists of trade services, cash management, custody and corporate trust and agency services.

      The Private Clients and Asset Management Group includes Private Banking and Asset Management. Private Banking consists of banking services to private clients, self-employed individuals as well as to smaller business clients, and offers a wide variety of banking products to these clients including financial planning services and market research and investment strategies for high net worth individuals. Asset Management consists of the institutional asset management and retail investment fund businesses.

      Corporate Investments includes venture capital and private equity investments prior to the transfer of BTH at the end of the third quarter of 2000 and the corresponding cessation of most principal investment activities by the Corporation.

                                      Corporate and Investment Bank          Private Clients and Asset Management
                                      ------------------------------------   ------------------------------------
Year Ended                              Corporate        Global
December 31, 2001                     Banking and   Transaction              Private           Asset
(in millions)                          Securities       Banking      Total   Banking      Management        Total
------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*     $   413        $  761    $ 1,174    $  172            $240       $  412
Net interest revenue                          387           154        541        39              10           49
Credit quality expense -- loans               291            --        291        --              10           10
Pretax income (loss)                          257           (62)       195        --             (74)         (74)
Total assets*                              45,395         3,465     48,860     2,682             859        3,541



Year Ended                                             Total
December 31, 2001                       Corporate   Business
(in millions)                         Investments   Segments
------------------------------------------------------------
Net revenues from external customers*      $   --    $ 1,586
Net interest revenue                           (5)       585
Credit quality expense -- loans                --        301
Pretax income (loss)                          (17)       104
Total assets*                                  82     52,483

* There were no material intersegment revenues or intersegment assets among the business segments.

                                      Corporate and Investment Bank          Private Clients and Asset Management
                                      ------------------------------------   ------------------------------------
Year Ended                              Corporate        Global
December 31, 2000                     Banking and   Transaction              Private           Asset
(in millions)                          Securities       Banking      Total   Banking      Management        Total
------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*     $   706        $  922    $ 1,628    $  171            $334       $  505
Net interest revenue                          391           247        638        52             (10)          42
Credit quality expense -- loans                (8)           (6)       (14)       --               1            1
Pretax income (loss)                           69            36        105        12              51           63
Total assets*                              50,275         5,170     55,445     2,598             536        3,134



Year Ended                                             Total
December 31, 2000                       Corporate   Business
(in millions)                         Investments   Segments
------------------------------------------------------------
Net revenues from external customers*      $   38    $ 2,171
Net interest revenue                         (148)       532
Credit quality expense -- loans                --        (13)
Pretax income (loss)                          (33)       135
Total assets*                                 122     58,701

* There were no material intersegment revenues or intersegment assets among the business segments.

                                      Corporate and Investment Bank          Private Clients and Asset Management
                                      ------------------------------------   ------------------------------------
Year Ended                              Corporate        Global
December 31, 1999                     Banking and   Transaction              Private           Asset
(in millions)                          Securities       Banking      Total   Banking      Management        Total
------------------------------------------------------------------------------------------------------------------
Net revenues from external customers*     $   597        $  938    $ 1,535    $  362            $331       $  693
Net interest revenue                          417           199        616        63               8           71
Credit quality expense -- loans                69             2         71        --              (5)          (5)
Pretax income (loss)                       (1,587)          (36)    (1,623)      (22)             99           77
Total assets*                              52,016         7,105     59,121     2,897             967        3,864



Year Ended                                             Total
December 31, 1999                       Corporate   Business
(in millions)                         Investments   Segments
------------------------------------------------------------
Net revenues from external customers*      $  460    $ 2,688
Net interest revenue                          (81)       606
Credit quality expense -- loans                --         66
Pretax income (loss)                          165     (1,381)
Total assets*                               2,924     65,909

* There were no material intersegment revenues or intersegment assets among the business segments.


36 Bankers Trust Corporation and its Subsidiaries

      The following table reconciles total net revenue for business segments to consolidated net revenue (in millions):

Year Ended December 31,                              2001        2000       1999
--------------------------------------------------------------------------------
Total net revenue reported for business
  segments                                        $ 1,586     $ 2,171     $2,688
Earnings associated with unassigned
  capital                                             150         213        195
Gain on transfer of BTH                                --         561         --
Service affiliate revenues                            184          --         --
Equity income not allocated
  to business segments                                180          --         --
Net revenue of entities sold                           --          --        366
Gain on sale of BTAL*                                  --          --        779
Credit quality adjustment                               5           6        124
Other                                                 (85)        (99)       213
--------------------------------------------------------------------------------
Consolidated net revenue(1)                       $ 2,020     $ 2,852     $4,365
================================================================================

(1) Consolidated net revenue includes net interest revenue after provision for credit losses--loans and noninterest revenue.

*     Gain is net of foreign currency translation losses realized on the sale.

      The following table reconciles total pretax income (loss) for business segments to consolidated pretax income (loss) (in millions):

Year Ended December 31,                              2001      2000        1999
-------------------------------------------------------------------------------
Total pretax income (loss) reported for
  business segments                                 $ 104     $ 135     $(1,381)
Gain on transfer of BTH                                --       561          --
Pretax income (loss) of entities sold                  --        --         (76)
Gain on sale of BTAL*                                  --        --         779
Restructuring and other related activities             --        38        (516)
Realized foreign currency translation
  losses**                                            (52)      (28)       (257)
Equity income not allocated to
  business segments                                   180        --          --
Earnings associated with unassigned
  capital                                             150       213         195
Credit quality adjustment                               5         6         124
Other unallocated amounts                             (54)      (25)       (283)
-------------------------------------------------------------------------------
Consolidated pretax income (loss)                   $ 333     $ 900     $(1,415)
===============================================================================

*     Gain is net of foreign currency translation losses realized on the sale.

**    Excluding realized foreign currency translation losses related to BTAL.

      The following table reconciles total assets for business segments to consolidated assets (in millions):

December 31,                                                 2001          2000
-------------------------------------------------------------------------------
Total assets reported for business segments               $52,483       $58,701
Investments in unconsolidated companies
  accounted for at cost                                     1,175*        1,190*
Investments in unconsolidated companies
  accounted for at equity                                   2,841**          24
Net deferred tax assets                                     1,292         1,395
Premises and equipment                                        142           177
Goodwill not allocated to business segments                    62            69
Other unallocated amounts                                   2,138         1,207
-------------------------------------------------------------------------------
Consolidated assets                                       $60,133       $62,763
===============================================================================

* Amount primarily represents the Corporation's investment related to the transfer of BTH.

** Amount primarily represents the Corporation's investment related to the transfer of a subsidiary to a Deutsche Bank affiliate.

      The following table reconciles the other significant items reported for the business segments to the consolidated financial statements:

(in millions) Year Ended December 31,       2001                                2000
-------------------------------------------------------------------------------------------------------
                                  Total                               Total
                               Business                     Total  Business                      Total
                               Segments Adjustments  Consolidated  Segments  Adjustments  Consolidated
-------------------------------------------------------------------------------------------------------
Net interest revenue(1)            $585        $ 20          $605     $ 532        $ 115         $ 647
Credit quality expense--loans       301          (5)          296       (13)          (6)          (19)
=======================================================================================================

(in millions) Year Ended December 31,       1999
------------------------------------------------------------------
                                  Total
                               Business                      Total
                               Segments  Adjustments  Consolidated
------------------------------------------------------------------
Net interest revenue(1)            $606        $ 201         $ 807
Credit quality expense--loans        66         (124)          (58)
==================================================================

(1) Adjustments primarily represent earnings associated with unassigned capital partially offset by unallocated funding costs.


                               Bankers Trust Corporation and its Subsidiaries 37

      The following table presents net revenue by geographical location (in millions):

Year Ended December 31,                       2001           2000           1999
--------------------------------------------------------------------------------
United States                               $1,802         $2,461         $3,385
United Kingdom                                  46             81            390
Australia                                       59             11            284
Other foreign countries                        113            299            306
--------------------------------------------------------------------------------
Consolidated net revenue(1)                 $2,020         $2,852         $4,365
================================================================================

(1) Consolidated net revenue includes net interest revenue after provision for credit losses--loans and noninterest revenue. Revenue is attributed to countries based on the location in which entities are incorporated.

      The following table presents net revenue of the Corporation organized around specific products and services (in millions):

Year Ended December 31,                    2001          2000             1999
------------------------------------------------------------------------------
Corporate Finance                        $  390        $  520          $ 1,163
Private Equity                               40            92              521
Trading and Risk Management                 232           272             (127)
Processing Services                         664           897            1,030
Investment Management                       205           335              427
Private Banking                             184           186              381
Insurance                                    --            --              128
Other                                       305           550**            842*
------------------------------------------------------------------------------
Consolidated net revenue                 $2,020        $2,852          $ 4,365
==============================================================================

*     Amount includes the gain on the sale of BTAL.

**    Amount includes the gain on the transfer of BTH.

Note 19 -- International Operations

Management views the operations of the Corporation on a business segment basis, as disclosed in Note 18. However, in order to comply with the financial reporting regulations of the Securities and Exchange Commission, the Corporation is required to report international operations on the basis of the domicile of the customer.

      Pursuant to these regulations, any business transacted with a customer who is domiciled outside the U.S. is reported as international operations. Due to the complex nature of the Corporation's businesses and because its revenue from customers domiciled outside the U.S. is recorded in both domestic and foreign offices, it is impossible to segregate with precision the respective contributions to income from the domestic and international operations. As these operations are highly integrated, estimates and subjective assumptions have been made to apportion revenue and expenses between domestic and international operations. These estimates and assumptions include the following: interest revenue and interest expense are apportioned to geographic areas based on the geographic distribution of average interest-earning assets. The geographic location of the assets is determined by the domicile of the customer, or for interest-earning securities, by the domicile of the issuer. Trading gains and losses are primarily allocated based on the geographic distribution of average trading assets as determined by the domicile of the issuer. All other noninterest revenue is allocated based on the geographic location of the office recording the income. Noninterest expense is basically apportioned geographically based on the geographical distribution of operating income (net interest revenue plus noninterest revenue). Corporate overhead expenses are allocated based upon average assets by geographic region. International offices are assessed a cost of funds charge based on a short-term funding rate. Allocation of the provisions for credit losses is based on the geographical distribution of net charges to the allowances for credit losses and management's assessment of the risks associated with the domestic and international portfolios. International taxes are calculated based on a consolidated effective tax rate.

      Earning assets are allocated by the domicile of the customer. All other assets are allocated based on the location of the office recording the assets.

      Subject to the above limitations, estimates and assumptions, the following tables present information attributable to international operations ($ in millions):

                                                                       Income
                                                                       (loss)        Net
                                 Total      Total          Total       before     income
                                assets    revenue (1)   expenses (1)    taxes     (loss)
----------------------------------------------------------------------------------------
2001
----------------------------------------------------------------------------------------
International operations
 Asia                         $    223    $    32        $    38        $  (6)     $  (5)
 Australia/New Zealand             161         21             25           (4)        (3)
 Western Hemisphere             22,957        822            858          (36)       (30)
 Europe                         13,408        570            583          (13)       (11)
 United Kingdom                  3,827        724            767          (43)       (35)
 Middle East/Africa                 78          4              5           (1)        (1)
Eliminations                   (35,530)    (1,250)        (1,250)          --         --
----------------------------------------------------------------------------------------
Total international              5,124        923          1,026         (103)       (85)
Domestic operations             55,009      3,305          2,869          436        360
----------------------------------------------------------------------------------------
Total                         $ 60,133    $ 4,228        $ 3,895        $ 333      $ 275
========================================================================================
International as a
  percentage of total                9%        22%            26%         N/M        N/M
========================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses--loans.

N/M Not meaningful.

                                                                       Income
                                                                       (loss)        Net
                                 Total      Total          Total       before     income
                                assets    revenue (1)   expenses (1)    taxes     (loss)
----------------------------------------------------------------------------------------
2000
----------------------------------------------------------------------------------------
International operations
 Asia                         $    498    $   188        $   158        $  30      $  17
 Australia/New Zealand             155         17             16            1          1
 Western Hemisphere             19,484        752            758           (6)        (3)
 Europe                         13,640        683            681            2          1
 United Kingdom                  6,177        701            773          (72)       (41)
 Middle East/Africa                 54         30             19           11          6
Eliminations                   (29,052)    (1,315)        (1,315)          --         --
----------------------------------------------------------------------------------------
Total international             10,956      1,056          1,090          (34)       (19)
Domestic operations             51,807      4,765          3,831          934        531
----------------------------------------------------------------------------------------
Total                         $ 62,763    $ 5,821        $ 4,921        $ 900      $ 512
========================================================================================
International as a
  percentage of total               17%        18%            22%         N/M        N/M
========================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses--loans.

N/M Not meaningful.


38 Bankers Trust Corporation and its Subsidiaries

                                                                         Income
                                                                         (loss)        Net
                                 Total      Total          Total         before     income
                                assets    revenue (1)   expenses (1)      taxes     (loss)
------------------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------------------
International operations
 Asia                         $  1,131    $   222        $   402        $  (180)   $  (145)
 Australia/New Zealand              60        474            624           (150)      (120)
 Western Hemisphere              8,712        802          1,057           (255)      (206)
 Europe                         18,159        684            933           (249)      (201)
 United Kingdom                 10,885        704          1,269           (565)      (453)
 Middle East/Africa                801         58             69            (11)        (9)
Eliminations                   (21,135)      (278)          (278)            --         --
------------------------------------------------------------------------------------------
Total international             18,613      2,666          4,076         (1,410)    (1,134)
Domestic operations             49,544      5,253          5,258             (5)      (469)
------------------------------------------------------------------------------------------
Total                         $ 68,157    $ 7,919        $ 9,334        $(1,415)   $(1,603)
==========================================================================================
   International as a
     percentage of total            27%        34%            44%           N/M        N/M
==========================================================================================

(1) Total revenue includes interest revenue and noninterest revenue. Total expenses includes interest expense, noninterest expenses and provision for credit losses--loans.

N/M Not meaningful.

Note 20-- Derivative Financial Instruments and Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Corporation enters into a variety of derivative transactions for both trading and non-trading purposes. The Corporation's objectives in using derivative instruments are to meet customers' needs, to manage the Corporation's exposure to risks and to generate revenues through trading activities. Derivative contracts used by the Corporation in both trading and non-trading activities include swaps, futures, forwards, options and other similar types of contracts based on interest rates, foreign exchange rates and the prices of equities and commodities (or related indices).

Derivatives Held or Issued for Trading Purposes

The Corporation manages trading positions in a variety of derivative contracts. All positions are reported at fair value and changes in fair values are reflected in trading revenue as they occur. As a result of the Acquisition, the Corporation's former derivatives activities have been largely transferred to Deutsche Bank entities, and it is anticipated that the existing positions at December 31, 2001 will be reduced further over time.

      The Corporation trades derivative instruments on behalf of customers and for its own positions. The Corporation transacts derivative contracts to address customer demands both as a market maker in the wholesale markets and in structuring tailored derivatives for customers. The Corporation also takes proprietary positions for its own accounts. Trading derivative products include swaps, options, forwards and futures and a variety of structured derivatives which are based on interest rates, equities, credit, foreign exchange and commodities.

Derivatives held or issued for non-trading purposes

Derivatives held or issued for non-trading purposes primarily consist of interest rate swaps used to manage interest rate risk. Through the use of these derivatives, the Corporation is able to modify the volatility and interest rate characteristics of its non-trading interest-earning assets and interest-bearing liabilities. The Corporation is subject to risk from interest rate fluctuations to the extent that there is a gap between the amount of interest-earning assets and the amount of interest-bearing liabilities that mature or reprice in specified periods. The Corporation actively manages this interest rate risk through, among other things, the use of derivative contracts. Utilization of derivative financial instruments is modified from time to time within prescribed limits in response to changing market conditions, as well as changes in the characteristics and mix of the related assets and liabilities.

      The Corporation also uses cross currency interest rate swaps to hedge both foreign currency and interest rate risks from securities available for sale. For these hedges, the Corporation applies fair value accounting.

      For the year ended December 31, 2001, net hedge ineffectiveness from fair value hedges was a $3.7 million gain.

Financial Instruments with Off-Balance Sheet Credit Risk

As required by SFAS 107, off-balance sheet credit risk amounts are determined without consideration of the value of any related collateral and reflect the total potential loss on commitments to purchase securities for all obligors (including governments); securities lending indemnifications; and undrawn commitments, standby letters of credit and similar arrangements.

Securities and Money Market Activities

(in millions)                      December 31, 2001          December 31, 2000
--------------------------------------------------------------------------------
                              Contract   Credit Risk      Contract   Credit Risk
                                Amount        Amount        Amount        Amount
--------------------------------------------------------------------------------
Securities lending
  indemnifications             $37,197       $37,197       $43,791       $43,791
--------------------------------------------------------------------------------

      Securities lending indemnifications represent the market value of customers' securities lent to third parties. The Corporation indemnifies customers to the extent of the replacement cost and/or the market value of the securities in the event of a failure by a third party to return the securities lent. The market value of collateral, primarily cash, received for customers' securities lent was in excess of the contract amounts and was approximately $38 billion at December 31, 2001 and $46 billion at December 31, 2000.


                               Bankers Trust Corporation and its Subsidiaries 39

Credit-Related Arrangements

(in millions)                        December 31, 2001         December 31, 2000
--------------------------------------------------------------------------------
                                                Credit                    Credit
                                 Contract         Risk     Contract         Risk
                                   Amount       Amount       Amount       Amount
--------------------------------------------------------------------------------
Commitments to
  extend credit(1)                $12,552      $12,552      $12,874      $12,874

Standby letters of credit and
  similar arrangements(2)           4,782        4,782        7,102        7,102
--------------------------------------------------------------------------------

(1) Includes participations to other entities of approximately $468 million and $873 million at December 31, 2001 and 2000, respectively. Of the non-participated amount, approximately $7 billion and $4 billion expire in one year or less at December 31, 2001 and 2000, respectively.

(2) Includes participations to other entities of approximately $1.2 billion and $784 million at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, this balance includes $2.2 billion and $4.8 billion, respectively, of guarantees related to BTH.

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

      Standby letters of credit and similar arrangements ("standbys"), issued primarily to support corporate obligations, commit the Corporation to make payments on behalf of customers contingent upon the failure of the customer to perform under the terms of the contract. Standbys at December 31, 2001 related to customer obligations such as commercial paper, medium- and long-term notes and debentures (including industrial revenue obligations), as well as other financial and performance-related obligations. At December 31, 2001, excluding related party guarantees of $2.200 billion, $1.978 billion will expire within one year, $488 million from one to four years and $116 million after four years.

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

Note 21 -- Concentrations of Credit Risk

The Corporation, as required by SFAS 107, has identified three significant concentrations of credit risk: (1) Deutsche Bank entities, (2) OECD country banks and (3) OECD country central governments, their agencies and central banks. Together they represented 53 percent and 50 percent of total credit risk (after exclusion of securities lending indemnifications for customers) at December 31, 2001 and 2000, respectively. The Deutsche Bank concentration is comprised of related party transactions which the Corporation has entered into with Deutsche Bank and its affiliated entities. Refer to Note 25 for a detailed discussion of related party transactions. The Organization for Economic Cooperation and Development (OECD) is an international organization of countries which are committed to market-oriented economic policies, including the promotion of private enterprise and free market prices, liberal trade policies, and the absence of exchange controls. The OECD consists of 30 industrialized countries that are located primarily in Western Europe and North America, as well as Australia, Japan, New Zealand and South Korea. For regulatory capital purposes, domestic and foreign bank regulators generally assign OECD country central governments, their agencies and their central banks a credit risk weighting of zero percent, which means that no credit risk capital is required to support their financial instruments. OECD country banks are assigned the next lowest credit risk weighting (20 percent) by these regulators. Within all other counterparties, approximately 57 percent was collateralized by cash and U.S. government securities.

      The following table reflects the aggregate credit risk by groups of counterparties, as defined by SFAS 107, relating to on- and off-balance sheet financial instruments, including derivatives, at December 31, 2001 and 2000.

Credit Risk

                                          On-Balance  Off-Balance
(in millions)                                  Sheet        Sheet         Total
-------------------------------------------------------------------------------
2001
-------------------------------------------------------------------------------
Significant concentrations(1)
  Deutsche Bank entities(2)                  $26,209      $ 2,200      $ 28,409
  OECD country banks                           1,875        1,424         3,299
  OECD country governments                       437           --           437
-------------------------------------------------------------------------------
Total significant concentrations              28,521        3,624        32,145
All other(3)                                  14,344       50,907        65,251
-------------------------------------------------------------------------------
Total                                        $42,865      $54,531      $ 97,396
===============================================================================
2000
-------------------------------------------------------------------------------
Significant concentrations(1)
  Deutsche Bank entities(2)                  $25,033      $ 4,752      $ 29,785
  OECD country banks                           2,230        1,541         3,771
  OECD country governments                       730           --           730
-------------------------------------------------------------------------------
Total significant concentrations              27,993        6,293        34,286
All other(3)                                  20,473       57,467        77,940
-------------------------------------------------------------------------------
Total                                        $48,466      $63,760      $112,226
===============================================================================

(1)   For these purposes, Poland has been excluded from the OECD categories.

(2) Included in the on-balance sheet component of this category was approximately $9 billion and $8 billion at December 31, 2001 and 2000, respectively, that was collateralized by cash and U.S. government securities.

(3) The "all other" category of credit risk is diversified with respect to type of obligor and counterparty. Included in the off-balance sheet component of this category at December 31, 2001 was approximately $37 billion that was collateralized by cash and U.S. government securities and approximately $12 billion of unused commitments to extend credit, approximately $8 billion of which expire in one year or less. The corresponding amounts for December 31, 2000 were $43 billion, $12 billion and $4 billion, respectively.


40 Bankers Trust Corporation and its Subsidiaries

Note 22 -- Fair Value of Financial Instruments

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

Fair Value of Financial Instruments

---------------------------------------------------------------------------------
                                                                       Fair Value
                                                          Underlying  Over (Under)
(in millions) December 31, 2001              Book Value   Fair Value   Book Value
---------------------------------------------------------------------------------
Financial Assets,
Including Hedges
Cash and due from banks                         $ 1,110      $ 1,110        $  --
Interest-bearing deposits with banks              4,667        4,662           (5)
Federal funds sold                                    2            2           --
Securities purchased under resale
  agreements                                      8,752        8,752           --
Trading assets                                   13,518       13,518           --
Securities available for sale (see Note 3)          256          256           --
Loans (excluding leases), commitments
  to extend credit and standby letters
  of credit, net                                 23,002       22,944          (58)
Customer receivables                                183          183           --
Due from customers on acceptances                    81           81           --
Accounts receivable and accrued interest          1,174        1,174           --
Other financial assets                            1,320        1,320           --
Financial Liabilities,
Including Hedges
Noninterest-bearing deposits                      3,681        3,681           --
Interest-bearing deposits                        13,545       13,577           32
Trading liabilities                               2,350        2,350           --
Securities loaned and securities sold
  under repurchase agreements                        10           10           --
Other short-term borrowings                      19,121       19,121           --
Acceptances outstanding                              81           81           --
Other financial liabilities                       1,251        1,251           --
Long-term debt*                                  10,776       10,988          212
---------------------------------------------------------------------------------
(in millions) December 31, 2000
---------------------------------------------------------------------------------
Financial Assets,
Including Hedges
Cash and due from banks                         $ 1,921      $ 1,921        $  --
Interest-bearing deposits with banks              8,905        8,905           --
Securities purchased under
  resale agreements                               8,310        8,310           --
Trading assets                                   13,390       13,390           --
Securities available for sale (see Note 3)          252          252           --
Loans (excluding leases), commitments
  to extend credit and standby letters
  of credit, net                                 21,956       21,951           (5)
Customer receivables                                308          308           --
Due from customers on acceptances                   254          254           --
Accounts receivable and accrued interest          2,954        2,954           --
Other financial assets                            1,477        1,476           (1)
Financial Liabilities,
Including Hedges
Noninterest-bearing deposits                      4,231        4,231           --
Interest-bearing deposits                        11,523       11,320**       (203)
Trading liabilities                               3,081        3,081           --
Securities loaned and securities sold
  under repurchase agreements                       109          109           --
Other short-term borrowings                      18,498       18,496**         (2)
Acceptances outstanding                             254          254           --
Other financial liabilities                         527          527           --
Long-term debt*                                  12,650       12,548**       (102)
=================================================================================

*     Includes trust preferred securities.

**    Includes effect of end-user derivatives.


                               Bankers Trust Corporation and its Subsidiaries 41

      The Corporation has reviewed its other categories of off-balance sheet instruments (forward-dated assets and liabilities, securities lending indemnifications and securities borrowed) accounted for at cost and has determined that, in the case of each such category, the unrealized gain or loss on such instruments at both December 31, 2001 and 2000 was not material.

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

      Other financial liabilities consisted primarily of accounts payable and accrued expenses at both December 31, 2001 and 2000.

      The fair value of long-term debt was estimated by using market quotes as well as discounting the remaining contractual cash flows using a rate at which the Corporation could issue debt with a similar remaining maturity as of the balance sheet date.

Note 23 -- Condensed Bankers Trust Financial Statements
           (Parent Company Only)

Condensed Statement of Income

(in millions) Year Ended December 31,            2001         2000         1999
-------------------------------------------------------------------------------
Revenue
Dividends
  Nonbanks                                    $    --       $   --      $   118
Interest from subsidiaries                        190          533          498
Other interest                                    485          213          118
Trading                                           126           52         (205)
Other                                             136          681         (154)
-------------------------------------------------------------------------------
Total revenue                                     937        1,479          375
-------------------------------------------------------------------------------
Expenses
Interest to subsidiaries                          146          266          253
Other interest                                    775          794          696
Other                                             193          167          271
-------------------------------------------------------------------------------
Total expenses                                  1,114        1,227        1,220
-------------------------------------------------------------------------------
Income (loss) before income taxes
  (benefit) and equity in undistributed
  income of subsidiaries
  and affiliates                                 (177)         252         (845)
Income taxes (benefit)                           (128)         164         (409)
-------------------------------------------------------------------------------
Income (loss) before equity in undistributed
  income of subsidiaries and affiliates           (49)          88         (436)
Equity in undistributed (loss) income
  of subsidiaries and affiliates                  324          424       (1,167)
-------------------------------------------------------------------------------
Net Income (Loss)                             $   275       $  512      $(1,603)
===============================================================================


42 Bankers Trust Corporation and its Subsidiaries

Condensed Balance Sheet

(in millions) December 31,                                    2001          2000
--------------------------------------------------------------------------------
Assets
Cash and due from banks                                    $    --       $     4
Interest-bearing deposits with bank subsidiaries             4,228         3,706
Trading assets                                               1,526           294
Loans, net                                                  10,782         5,801
Investments in subsidiaries and affiliates
  Banks                                                      6,524         6,277
  Nonbanks                                                   1,043           991
Receivables from subsidiaries
  Banks                                                         25            30
  Nonbanks                                                      11            16
Accounts receivable and accrued interest                        83         1,144
Other assets                                                 2,608         5,761
--------------------------------------------------------------------------------
Total assets                                               $26,830       $24,024
================================================================================
Liabilities and Stockholder's Equity
Trading liabilities                                        $ 1,469       $ 1,236
Other short-term borrowings                                 13,610        10,653
Payables to subsidiaries
  Banks                                                          5            --
  Nonbanks                                                      22            26
Other liabilities                                              392           386
Long-term debt                                               6,710         7,340
--------------------------------------------------------------------------------
Total liabilities                                           22,208        19,641
--------------------------------------------------------------------------------
Total stockholder's equity                                   4,622         4,383
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity                 $26,830       $24,024
================================================================================

Condensed Statement of Cash Flows

(in millions) Year Ended December 31,                      2001          2000          1999
-------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                       $   275       $   512       $(1,603)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Equity in undistributed loss
      (income) of subsidiaries and affiliates              (324)         (424)        1,167
    Deferred income taxes                                    30           303          (235)
    Net change in trading assets                         (1,232)          (95)          770
    Net change in trading liabilities                       233            29           (43)
    Other, net                                              484        (1,063)         (375)
-------------------------------------------------------------------------------------------
Net cash used in operating activities                      (534)         (738)         (319)
-------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in:
  Interest-bearing deposits with
    bank subsidiaries                                      (522)         (487)           17
  Securities purchased under resale agreements
    with nonbank subsidiary                                  --            --           (17)
  Short-term notes receivable from
    subsidiaries and affiliates                              11          (464)          737
Securities available for sale:
  Purchases                                                  --            --          (434)
  Maturities and other redemptions                           --            --           161
  Sales                                                      --             4         2,431
Increases in long-term notes receivable
  from subsidiaries                                        (196)         (801)       (1,440)
Decreases in long-term notes receivable
  from subsidiaries                                         221         4,241         2,196
Capital contributed to subsidiaries and affiliates          (37)         (455)         (501)
Return of capital from subsidiaries and affiliates           12            43           884
Other, net                                               (1,283)       (3,135)          (78)
-------------------------------------------------------------------------------------------
Net cash (used in) provided by investing
  activities                                             (1,794)       (1,054)        3,956
-------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net change in:
  Commercial paper and other
    short-term borrowings                                 2,985         3,574        (3,663)
  Short-term notes payable to subsidiaries                  (28)         (112)          216
Issuance of long-term notes payable
  to subsidiaries                                           287           351           (10)
Issuance of long-term debt                                  524          (225)           --
Repayments of long-term debt                             (1,440)       (1,795)       (1,326)
Redemption/repurchase of preferred stock                     --            --           (18)
Purchases of treasury stock                                  --            --           (71)
Cash dividends paid                                          --            --          (216)
Capital contribution from Taunus                             --            --         1,400
Other, net                                                   (4)           --            25
-------------------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                                    2,324         1,793        (3,663)
-------------------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and
  Due From Banks                                             (4)            1           (26)
Cash and due from banks, beginning of year                    4             3            29
-------------------------------------------------------------------------------------------
Cash and due from banks, end of year                    $    --       $     4       $     3
===========================================================================================
Interest paid                                           $   988       $   759       $   975
===========================================================================================
Income taxes paid                                       $    --       $    --       $    15
===========================================================================================


                               Bankers Trust Corporation and its Subsidiaries 43

Note 24 -- Bankers Trust Company Consolidated Summarized Financial Information

Consolidated Statement of Income

(in millions) Year Ended December 31,             2001         2000          1999
---------------------------------------------------------------------------------
Net Interest Revenue
Interest revenue                                $1,744      $ 2,620       $ 3,399
Interest expense                                 1,120        1,715         2,429
---------------------------------------------------------------------------------
Net Interest Revenue                               624          905           970
Provision for credit losses --loans                288          (21)          (41)
---------------------------------------------------------------------------------
Net Interest Revenue After Provision
  For Credit Losses -- Loans                       336          926         1,011
---------------------------------------------------------------------------------
Noninterest Revenue
Trading                                             50           46           (50)
Fiduciary and funds management                     545          659           882
Corporate finance fees                              88          128           292
Other fees and commissions                         239          264           383
Securities available for sale losses                --           (2)         (153)
Other                                              711          233         1,294
---------------------------------------------------------------------------------
Total noninterest revenue                        1,633        1,328         2,648
---------------------------------------------------------------------------------
Noninterest Expenses
Salaries and commissions                           370          394           788
Incentive compensation and
  employee benefits*                               289          373         1,451
Agency and other professional service fees         194          194           363
Communication and data services                     55           75           155
Occupancy, net                                      99           98           178
Furniture and equipment                            124          123           197
Travel and entertainment                            30           39            76
Other                                              391          390           464
Restructuring and other related activities          31          (31)          489
---------------------------------------------------------------------------------
Total noninterest expenses                       1,583        1,655         4,161
---------------------------------------------------------------------------------
Income (loss) before income taxes                  386          599          (502)
Income taxes                                       130          186           579
---------------------------------------------------------------------------------
Net Income (Loss)                               $  256      $   413       $(1,081)
=================================================================================

*     1999 includes change-of-control related costs.

      In the normal course of business, BTCo enters into various transactions with Bankers Trust and Bankers Trust's other subsidiaries. Included in the above financial statements were the following transactions and balances with such affiliates.

(in millions) Year Ended December 31,                2001       2000        1999
--------------------------------------------------------------------------------
Interest revenue                                    $ 19      $   20      $  246
Interest expense                                     194         208         213
Noninterest revenue                                  154         239         500
Noninterest expenses                                  88          77         151

(in millions) December 31,                                      2001        2000
--------------------------------------------------------------------------------
Interest-earning assets                                       $1,092      $  483
Noninterest-earning assets                                       262          67
Interest-bearing liabilities                                   6,823       6,164
Noninterest-bearing liabilities                                1,447          69

Consolidated Balance Sheet

($ in millions, except par values) December 31,                   2001           2000
-------------------------------------------------------------------------------------
Assets
Cash and due from banks                                       $  1,084       $  1,419
Interest-bearing deposits with banks                               490          1,423
Federal funds sold                                                 195            229
Securities purchased under resale agreements                     8,744          8,296
Trading assets                                                  13,288         12,779
Securities available for sale                                      101            110
Loans, net of allowance for credit losses of $527
   at December 31, 2001 and $405 at December 31, 2000           12,277         15,891
Due from customers on acceptances                                   82            254
Accounts receivable and accrued interest                           612          1,245
Other assets                                                     5,805          2,677
-------------------------------------------------------------------------------------
Total assets                                                  $ 42,678       $ 44,323
=====================================================================================
Liabilities
Noninterest-bearing deposits
  Domestic offices                                            $  2,689       $  3,195
  Foreign offices                                                1,022          1,043
Interest-bearing deposits
  Domestic offices                                               8,734          9,775
  Foreign offices                                                8,978          5,146
-------------------------------------------------------------------------------------
      Total deposits                                            21,423         19,159
Trading liabilities                                              2,461          1,814
Securities loaned and securities sold under
  repurchase agreements                                             --             93
Other short-term borrowings                                      7,970         10,940
Acceptances outstanding                                             82            254
Accounts payable and accrued expenses                            1,023          1,700
Other liabilities, including allowance for credit
  losses of $15 at December 31, 2001 and $22
  at December 31, 2000                                           1,294          1,550
Long-term debt not included in risk-based capital                1,339          1,882
Long-term debt included in risk-based capital                       59            116
Trust preferred securities                                         205            218
-------------------------------------------------------------------------------------
Total liabilities                                               35,856         37,726
-------------------------------------------------------------------------------------
Stockholder's Equity
Floating rate non-cumulative preferred stock--
  Series A, $1 million par value
  Authorized, issued and outstanding: 1,500 shares               1,500          1,500
Common stock, $10 par value
  Authorized, issued and outstanding: 212,730,867 shares         2,127          2,127
Capital surplus                                                    584            584
Retained earnings                                                2,725          2,467
Accumulated other comprehensive income:
  Net unrealized gains (losses) on securities available
    for sale, net of taxes                                           2              5
  Foreign currency translation, net of taxes                      (116)           (86)
-------------------------------------------------------------------------------------
Total stockholder's equity                                       6,822          6,597
-------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                    $ 42,678       $ 44,323
=====================================================================================

      See Note 8 for details of BTCo's long-term debt.


44 Bankers Trust Corporation and its Subsidiaries

Note 25 -- Related Party Transactions

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

      The Corporation also has related party balances with Deutsche Bank or affiliated companies as the result of transactions entered into in the ordinary course of business. These balances generally include interest-bearing deposits with banks, securities purchased under resale agreements, securities borrowed, securities loaned and securities sold under repurchase agreements, other short-term borrowings, and derivative contracts.

      In addition to specific operating expenses incurred by the Corporation and charged directly to operations, certain management, accounting and other costs are incurred in common for the Corporation and its affiliates. The Corporation is allocated a share of these costs, proportionately based on an appropriate methodology for each type of expense. In the normal course of business, the Corporation may provide services to affiliates, the costs for which are allocated to such affiliates and are reflected in the accompanying consolidated statement of income in other noninterest revenue beginning in May 2001. Prior to May 2001, the net amount of costs incurred and costs allocated was reflected in other noninterest expenses. Management believes the allocation methods used are reasonable and appropriate in the circumstances. The Corporation's results from operations may not necessarily be indicative of results that would have existed had the Corporation operated as an unaffiliated entity.

      Included in the Corporation's financial statements were the following balances with such affiliates.

(in millions)                              December 31, 2001   December 31, 2000
--------------------------------------------------------------------------------
Interest-earning assets                         $     23,569        $     22,230
Noninterest-earning assets                             2,640               2,803
Interest-bearing liabilities                          19,403              14,507
Noninterest-bearing liabilities                        4,501               4,815

Note 26 -- Litigation

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

      Since January 2001, Bankers Trust Company has been named as one of numerous defendants in more than a dozen actions (certain of which are brought as class actions) filed in the Superior Court of the State of California, County of Los Angeles, all of which have been consolidated and assigned to a single judge. Pursuant to the Court's orders, plaintiffs have served two amended model complaints, one denominated as a class action and the other denominated as an individual action. The actions arise out of the default of Stanwich Financial Services Corporation in connection with certain structured settlement agreements entered into principally in the early 1980s. Stanwich is presently in reorganization proceedings under the United States Bankruptcy Code. Bankers Trust Company is alleged to have served as "trustee" under certain trust agreements in the mid 1990s. On July 17, 2001, the California Court sustained demurrers by Bankers Trust Company to the model class and individual complaints in these actions. Plaintiffs have filed second amended model complaints alleging claims of breach of contract, breach of trust, breach of fiduciary duty, tortious breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligence, bad faith denial of contract, constructive fraud, reformation, unfair business practices and declaratory relief, and seeking unspecified compensatory and punitive damages and certain other relief. The Superior Court of the State of California denied the demurrers of Bankers Trust Company's second amended model complaints and certified the class in the second amended model class action complaint. Two other individual actions brought on behalf of other structured settlement payees are pending in Montana. The court in those cases denied Bankers Trust Company's motion to dismiss the complaints. The Corporation believes that Bankers Trust Company has meritorious defenses in these actions and intends to defend these matters vigorously.

      In addition to the matters described above, various legal actions and proceedings involving Bankers Trust and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material to the financial condition of the Corporation.


                               Bankers Trust Corporation and its Subsidiaries 45

Note 27 -- Terrorist Attacks in The United States

As a result of the terrorist attacks in the United States on September 11, 2001, the Corporation's office buildings located at 130 Liberty Street and 4 Albany Street in New York were damaged. The Corporation's employees located at these office buildings, in addition to employees located in leased properties at 4 World Trade Center and 14-16 Wall Street were relocated to contingency premises. The global financial and certain other industries were immediately adversely impacted which in turn had an adverse impact on the results of operations of the Corporation.

      The Corporation is currently evaluating the future plans for the building located at 130 Liberty Street, which was severely damaged due to the destruction of the World Trade Center. The Corporation's building at 4 Albany Street, which was less severely damaged, is being renovated, although no timetable for reoccupation has been established. Employees based at 14-16 Wall Street have returned to their offices. The Corporation accelerated its occupation of a 47-story building at 60 Wall Street, which Deutsche Bank acquired in November 2001. The leased property and all leasehold improvements at 4 World Trade Center were destroyed.

      The Corporation continues to evaluate the costs that it will incur and the adverse impact of the terrorist attacks on its results of operations. Such costs will include, but are not limited to, write-offs of fixed assets, costs to repair the buildings, expenses incurred to replace fixed assets that were damaged, relocation expenses, and the abatement of the contamination of its buildings adjacent to the World Trade Center site. The Corporation expects to make a claim for these costs, including those related to business interruption, through its insurance policies. The Corporation believes that it will recover substantially all of these costs under its insurance policies, but there can be no assurance that all of the costs incurred, losses from business interruption, losses from service interruption or extra expenses will be paid by the insurance carriers, as they may dispute portions of the Corporation's claims. At December 31, 2001, no losses have been recorded by the Corporation.


46 Bankers Trust Corporation and its Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder of
Bankers Trust Corporation:

We have audited the accompanying consolidated balance sheet of Bankers Trust Corporation and Subsidiaries (the "Corporation," a wholly owned indirect subsidiary of Deutsche Bank AG) as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bankers Trust Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/S/ KPMG LLP
KPMG LLP

New York, New York
January 31, 2002


                               Bankers Trust Corporation and its Subsidiaries 47

                           SUPPLEMENTAL FINANCIAL DATA

The statistical data on pages 48 through 51 should be read in conjunction with the Financial Review and the financial statements included elsewhere in this Annual Report.

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                      2001                           2000                          1999
                                           ---------------------------    ---------------------------   ---------------------------
                                           Average             Average    Average             Average   Average             Average
($ in millions)                            Balance   Interest     Rate    Balance   Interest     Rate   Balance   Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing deposits with banks
 In domestic offices                       $ 7,576   $    432     5.70%   $ 6,068   $    434     7.15%  $ 1,211   $     56     4.62%
 In foreign offices                            269         87    32.34%     1,514        185    12.22%    3,254        253     7.78%
-------------------------------------------------------------             ------------------            ------------------
Total interest-bearing deposits with banks   7,845        519     6.62%     7,582        619     8.16%    4,465        309     6.92%
Federal funds sold (in domestic offices)     3,455        112     3.24%     1,589        100     6.29%    3,146        160     5.09%
Securities purchased under resale
 agreements
  In domestic offices                          633         24     3.79%     1,296        115     8.87%    8,386        545     6.50%
  In foreign offices                           337         14     4.15%       625         14     2.24%    3,270        130     3.98%
-------------------------------------------------------------             ------------------            ------------------
Total securities purchased under
 resale agreements                             970         38     3.92%     1,921        129     6.72%   11,656        675     5.79%
Securities borrowed
  In domestic offices                           --         --                  --         --              7,254        312     4.30%
  In foreign offices                            --         --                  --         --                691         71    10.27%
-------------------------------------------------------------             ------------------            ------------------
Total securities borrowed                       --         --                  --         --              7,945        383     4.82%
Trading assets
  In domestic offices (1)                    1,629         88     5.40%     4,741        369     7.78%    6,118        489     7.99%
  In foreign offices                         9,838        421     4.28%     9,342        552     5.91%    7,006        431     6.15%
-------------------------------------------------------------             ------------------            ------------------
Total trading assets (1)                    11,467        509     4.44%    14,083        921     6.54%   13,124        920     7.01%
Securities available for sale
  In domestic offices
    Taxable                                    230         21     9.13%       472         44     9.32%    2,398        171     7.13%
    Exempt from federal income taxes (1)        16          2    12.50%        16          1     6.25%      676         25     3.70%
  In foreign offices
    Taxable                                     12          1     8.33%       527         25     4.74%    3,460        191     5.52%
    Exempt from federal income taxes (1)        --         --                  --         --                 35          8    22.86%
-------------------------------------------------------------             ------------------            ------------------
Total securities available for sale (1)        258         24     9.30%     1,015         70     6.90%    6,569        395     6.01%
Loans
  In domestic offices
    Commercial and industrial                7,724        521     6.75%     8,215        706     8.59%    6,674        492     7.37%
    Financial institutions                   2,321         72     3.10%     1,950        115     5.90%    1,467        106     7.23%
    Secured by real estate                   1,085         71     6.54%     1,359        118     8.68%    1,344        113     8.41%
    Other (1)                               10,240        539     5.26%     8,685        630     7.25%    4,720        298     6.31%
-------------------------------------------------------------             ------------------            ------------------
    Total in domestic offices (1)           21,370      1,203     5.63%    20,209      1,569     7.76%   14,205      1,009     7.10%
  In foreign offices                           915         55     6.01%     2,486        161     6.48%    7,346        482     6.56%
-------------------------------------------------------------             ------------------            ------------------
Total loans, excluding fees (1)             22,285      1,258     5.65%    22,695      1,730     7.62%   21,551      1,491     6.92%
  Loan fees                                     --         49       --%        --         42       --%       --         31       --%
-------------------------------------------------------------             ------------------            ------------------
Total loans, including fees (1)             22,285      1,307     5.86%    22,695      1,772     7.81%   21,551      1,522     7.06%
-------------------------------------------------------------             ------------------            ------------------
Customer receivables
 (in domestic offices)                         215         10     4.65%       351         27     7.69%      955         70     7.33%
-------------------------------------------------------------             ------------------            ------------------
Total Interest-Earning Assets(1)            46,495   $  2,519     5.42%    49,236   $  3,638     7.39%   69,411   $  4,434     6.39%
                                                     ========                       ========                      ========
Cash and due from banks                      1,837                          1,996                         2,264
Noninterest-earning trading assets           1,956                          4,157                        15,008
Due from customers on acceptances              172                            260                           253
All other assets                             9,144                          8,400                        10,266
Allowance for credit losses--loans            (413)                          (415)                         (564)
--------------------------------------------------                        -------                       -------
Total Assets                               $59,191                        $63,634                       $96,638
==================================================                        =======                       =======
% of assets attributable to foreign offices     19%                            23%                           41%

(1) Interest and average rates are presented on a fully taxable basis. The applicable combined federal, state and local incremental tax rate used to determine the amounts of the tax equivalent adjustments to interest revenue (which recognize the income tax savings on tax-exempt assets) was 44 percent for 2001 and 2000, and 41 percent for 1999.


48 Bankers Trust Corporation and its Subsidiaries

-----------------------------------------------------------------------------------------------------------------------------------
                                                      2001                           2000                           1999
                                         --------   --------  -------   --------   --------  -------   --------   --------  -------
                                          Average             Average    Average             Average    Average             Average
($ in millions)                           Balance   Interest     Rate    Balance   Interest     Rate    Balance   Interest     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and
  Stockholder's Equity
Interest-bearing deposits
  In domestic offices
    Time deposits                        $  2,835   $    176     6.21%  $  3,646   $    207     5.68%  $  8,006   $    431     5.38%
    Other                                   6,635        291     4.38%     6,238        351     5.63%     6,658        263     3.95%
------------------------------------------------------------            -------------------            -------------------
    Total in domestic offices               9,470        467     4.93%     9,884        558     5.65%    14,664        694     4.73%
  In foreign offices
    Deposits from banks in
     foreign countries                        218         --       --%       327         28     8.56%     3,283        256     7.80%
    Other time and savings deposits         4,120        174     4.22%     4,785        403     8.42%     9,021        428     4.74%
    Other                                      --         --                 105          9     8.57%       388         46    11.86%
------------------------------------------------------------            -------------------            -------------------
    Total in foreign offices                4,338        174     4.01%     5,217        440     8.43%    12,692        730     5.75%
------------------------------------------------------------            -------------------            -------------------
Total interest-bearing deposits            13,808        641     4.64%    15,101        998     6.61%    27,356      1,424     5.21%
Trading liabilities
  In domestic offices                          55          4     7.27%        54          2     3.70%       286         33    11.54%
  In foreign offices                           --         --                  --         --               2,294         98     4.27%
------------------------------------------------------------            -------------------            -------------------
Total trading liabilities                      55          4     7.27%        54          2     3.70%     2,580        131     5.08%
Securities loaned and securities sold
  under repurchase agreements
  In domestic offices                           3         --       --%        58          5     8.62%     5,944        415     6.98%
  In foreign offices                            4         --       --%         8          1    12.50%     2,317        124     5.35%
------------------------------------------------------------            -------------------            -------------------
Total securities loaned and securities
 sold under repurchase agreements               7         --       --%        66          6     9.09%     8,261        539     6.52%
Other short-term borrowings
  In domestic offices                      16,211        703     4.34%    11,801        946     8.02%     9,889        556     5.62%
  In foreign offices                          600         67    11.17%       452         --       --%     2,996        240     8.01%
------------------------------------------------------------            -------------------            -------------------
Total other short-term borrowings          16,811        770     4.58%    12,253        946     7.72%    12,885        796     6.18%
Long-term debt
  In domestic offices                       9,960        383     3.85%    14,197        839     5.91%     9,375        545     5.81%
  In foreign offices                          620         15     2.42%     2,363         82     3.47%     5,922         63     1.06%
------------------------------------------------------------            -------------------            -------------------
Total long-term debt                       10,580        398     3.76%    16,560        921     5.56%    15,297        608     3.97%
------------------------------------------------------------            -------------------            -------------------
Trust preferred securities                  1,295         99     7.64%     1,373        115     8.38%     1,424        114     8.01%
------------------------------------------------------------            -------------------            -------------------
Total Interest-Bearing
  Liabilities                              42,556   $  1,912     4.49%    45,407   $  2,988     6.58%    67,803   $  3,612     5.33%
                                                    ========                       ========                       ========
Noninterest-bearing deposits
  In domestic offices                       3,813                          2,804                          2,578
  In foreign offices                        1,057                          1,059                          1,597
-------------------------------------------------                       --------                       --------
Total noninterest-bearing deposits          4,870                          3,863                          4,175
Noninterest-bearing trading liabilities     1,841                          3,902                         12,097
Acceptances outstanding                       172                            260                            218
All other liabilities                       4,681                          5,853                          7,856
Preferred stock of subsidiary                 500                             --                             --
Stockholder's equity
  Preferred stock                              --                            271                            393
  Common Stockholder's equity               4,571                          4,078                          4,096
-------------------------------------------------                       --------                       --------
Total Liabilities and
  Stockholder's Equity                   $ 59,191                       $ 63,634                       $ 96,638
=================================================                       ========                       ========
% of liabilities attributable
  to foreign offices                           11%                            14%                            43%
Rate spread                                                      0.93%                          0.81%                          1.06%
Net interest margin (net interest
  revenue to total interest-
  earning assets)
 In domestic offices                     $ 35,124   $    285     0.81%  $ 34,742   $    236     0.68%  $ 44,350   $    509     1.15%
 In foreign offices                        11,371        322     2.83%    14,494        414     2.86%    25,061        313     1.25%
------------------------------------------------------------            -------------------            -------------------
Total                                    $ 46,495   $    607     1.31%  $ 49,236   $    650     1.32%  $ 69,411   $    822     1.18%
============================================================            ===================            ===================


                               Bankers Trust Corporation and its Subsidiaries 49

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

--------------------------------------------------------------------------------------------------------------------------------
                                                                 2001/00                                   2000/99
                                                  -------------------------------------     ------------------------------------
                                                  Increase (decrease) due to change in:     Increase (decrease) due to change in:
                                                  -------------------------------------     ------------------------------------
                                                  Average        Average                    Average        Average
(in millions)                                     Balance           Rate          Total     Balance           Rate         Total
--------------------------------------------------------------------------------------------------------------------------------
Consolidated
Interest Revenue
Interest-bearing deposits with banks              $    21        $  (121)       $  (100)    $   247        $    63         $ 310
Federal funds sold                                     77            (65)            12         (92)            32           (60)
Securities purchased under resale agreements          (49)           (42)           (91)       (639)            93          (546)
Securities borrowed                                    --             --             --        (383)            --          (383)
Trading assets                                       (151)          (261)          (412)         65            (64)            1
Securities available for sale                         (65)            19            (46)       (376)            51          (325)
Loans                                                 (31)          (434)          (465)         84            166           250
Customer receivables                                   (8)            (9)           (17)        (46)             3           (43)
--------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                               (206)          (913)        (1,119)     (1,140)           344          (796)
--------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                             (80)          (277)          (357)       (745)           319          (426)
Trading liabilities                                    --              2              2        (101)           (28)         (129)
Securities loaned and securities sold under
  repurchase agreements                                (3)            (3)            (6)       (685)           152          (533)
Other short-term borrowings                           283           (459)          (176)        (41)           191           150
Long-term debt                                       (276)          (247)          (523)         54            259           313
Trust preferred securities                             (6)           (10)           (16)         (4)             5             1
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                (82)          (994)        (1,076)     (1,522)           898          (624)
--------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                $  (124)       $    81        $   (43)    $   382        $  (554)        $(172)
================================================================================================================================
Domestic Offices
Interest Revenue
Interest-bearing deposits with banks              $    96        $   (98)       $    (2)    $   333        $    45         $ 378
Federal funds sold                                     77            (65)            12         (92)            32           (60)
Securities purchased under resale agreements          (43)           (48)           (91)       (578)           149          (429)
Securities borrowed                                    --             --             --        (312)            --          (312)
Trading assets                                       (192)           (89)          (281)       (107)           (13)         (120)
Securities available for sale                         (23)             1            (22)       (213)            62          (151)
Loans                                                  88           (447)          (359)        467            132           599
Customer receivables                                   (8)            (9)           (17)        (46)             3           (43)
--------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                                 (5)          (755)          (760)       (548)           410          (138)
--------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                             (23)           (68)           (91)       (254)           118          (136)
Trading liabilities                                    --              2              2         (17)           (14)          (31)
Securities loaned and securities sold under
  repurchase agreements                                (2)            (3)            (5)       (489)            79          (410)
Other short-term borrowings                           281           (524)          (243)        122            268           390
Long-term debt                                       (210)          (246)          (456)        285              9           294
Trust preferred securities                             (6)           (10)           (16)         (4)             5             1
Funds provided to foreign offices                      14           (106)           (92)        174           (307)         (133)
Funds provided by foreign offices                    (156)           (20)          (176)       (146)            79           (67)
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                               (102)          (975)        (1,077)       (329)           237           (92)
--------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                $    97        $   220        $   317     $  (219)       $   173         $ (46)
================================================================================================================================
Foreign Offices
Interest Revenue
Interest-bearing deposits with banks              $  (236)       $   138        $   (98)    $  (173)       $   105         $ (68)
Securities purchased under resale agreements           (8)             8             --         (76)           (41)         (117)
Securities borrowed                                    --             --             --         (71)            --           (71)
Trading assets                                         28           (159)          (131)        139            (18)          121
Securities available for sale                         (35)            11            (24)       (145)           (29)         (174)
Loans                                                 (95)           (11)          (106)       (317)           (32)         (349)
--------------------------------------------------------------------------------------------------------------------------------
Total interest revenue                               (346)           (13)          (359)       (643)           (15)         (658)
--------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest-bearing deposits                             (65)          (201)          (266)       (542)           252          (290)
Trading liabilities                                    --             --             --         (98)            --           (98)
Securities loaned and securities sold under
  repurchase agreements                                --             (1)            (1)       (194)            71          (123)
Other short-term borrowings                            --             67             67        (110)          (130)         (240)
Long-term debt                                        (48)           (19)           (67)        (56)            75            19
Funds provided by domestic offices                    (14)           106             92        (174)           307           133
Funds provided to domestic offices                    156             20            176         146            (79)           67
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                 29            (28)             1      (1,028)           496          (532)
--------------------------------------------------------------------------------------------------------------------------------
Net change in net interest revenue                $  (375)       $    15        $  (360)    $   385        $  (511)        $(126)
================================================================================================================================


50 Bankers Trust Corporation and its Subsidiaries

Deposits

The Corporation's certificates of deposit and other time deposits issued by domestic and foreign offices in amounts of $100,000 or more, together with their remaining maturities, and other interest-bearing deposits at December 31, 2001 were as follows:

-------------------------------------------------------------------------------------
(in millions)                                     Domestic      Foreign         Total
-------------------------------------------------------------------------------------
Certificates of deposit of $100,000 or more
  3 months or less                               $     15      $     --      $     15
  Over 3 through 6 months                              --            --            --
  Over 6 through 12 months                              2            --             2
  Over 12 months                                      285            --           285
-------------------------------------------------------------------------------------
Total                                                 302            --           302
-------------------------------------------------------------------------------------
Other time deposits of $100,000 or more
  3 months or less                                    184           103           287
  Over 3 through 6 months                              11             7            18
  Over 6 through 12 months                              1            --             1
  Over 12 months                                      497            --           497
-------------------------------------------------------------------------------------
Total                                                 693           110           803
-------------------------------------------------------------------------------------
Other                                               9,355         3,085        12,440
-------------------------------------------------------------------------------------
Total interest-bearing deposits                  $ 10,350      $  3,195      $ 13,545
=====================================================================================

Deposits by foreign depositors in domestic offices amounted to $0.9 billion, $1.1 billion and $1.5 billion at December 31, 2001, 2000 and 1999, respectively.

Supplemental Data

-----------------------------------------------------------------------------------------------
                                                      2001      2000     1999     1998     1997
-----------------------------------------------------------------------------------------------
Profitability Ratios
  Return on average common stockholder's equity        6.0%     12.1%     N/M      N/M     15.6%
  Return on average total stockholder's equity         6.0%     11.8%     N/M      N/M     14.6%
  Return on average total assets                      0.46%     0.80%     N/M      N/M     0.63%
Employees, at December 31
  In domestic offices                                5,435     5,486    6,342   11,005   10,585
  In foreign offices                                   347       682    1,433    9,536    8,070
-----------------------------------------------------------------------------------------------
    Total                                            5,782     6,168    7,775   20,541   18,655
===============================================================================================

* Certain 2001, 2000 and 1999 amounts are not comparable to prior year periods due to significant business and net financial asset transfers to Deutsche Bank entities, charges reflecting changes in management intent and responsibility regarding certain assets and the sale of Bankers Trust Australia Limited in 1999.

N/M Not Meaningful


                               Bankers Trust Corporation and its Subsidiaries 51

                             DESCRIPTION OF BUSINESS

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

      On August 31, 1999, Bankers Trust Corporation completed the sale of Bankers Trust Australia Limited ("BTAL"), a wholly-owned subsidiary, to the Principal Financial Group for a price of approximately $1.3 billion. Prior to the sale, BTAL remitted to Bankers Trust Corporation a dividend for accumulated retained earnings that included proceeds from BTAL's sale of its investment banking division to Macquarie Bank. The Corporation also received cash for the assumption of certain BTAL long-term debt. Bankers Trust Corporation recognized a pretax gain of approximately $779 million in the third quarter of 1999 on the sale of BTAL. In 2001, a final payment was received under the sales agreement and as a result, the Corporation recorded revenue of $24 million.

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

Bankers Trust Corporation

Bankers Trust Corporation is a registered bank holding company that was incorporated in 1965. Bankers Trust is the parent of Bankers Trust Company ("BTCo" or the "Bank") and its other subsidiaries.

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

Disposition of Assets

On September 29, 2000, Bankers Trust transferred its wholly-owned subsidiary BT Holdings (New York), Inc. ("BTH") to DBUSH and Taunus. The transfer of BTH to DBUSH took the form of an exchange of stock pursuant to which BTH became a wholly-owned subsidiary of DBUSH. The Corporation received shares of DBUSH equal to the fair market value of BTH's net assets, substantially all of which were financial assets, on the date of transfer. The Corporation recognized a pretax gain of approximately $561 million for the year ended December 31, 2000. Refer to the Corporation's report on Form 8-K dated September 29, 2000.

Business Segments

The Corporation realigned its businesses into two client-focused group divisions: the Corporate and Investment Bank Group and the Private Clients and Asset Management Group to correspond to the reorganization implemented by Deutsche Bank during the first quarter of 2001. The reorganization also involved the transfer of its principal investing business to the group division Corporate Investments.

      Corporate and Investment Bank Group includes the business segments Corporate Banking and Securities and Global Transaction Banking. Corporate Banking and Securities includes sales, trading and corporate finance activities. Global Transaction Banking consists of trade services, cash management, custody and corporate trust and agency services.

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


52 Bankers Trust Corporation and its Subsidiaries

      Corporate Investments includes venture capital and private equity investments prior to the transfer of BTH at the end of the third quarter of 2000 and the corresponding cessation of most principal investment activities by the Corporation.

      See Note 18 of Notes to Financial Statements for a description of these Business Segments.

Bankers Trust Company

Bankers Trust's principal banking subsidiary is Bankers Trust Company. BTCo, founded in 1903, originates loans and other forms of credit, accepts deposits, arranges financings and provides numerous other commercial banking and financial services.

Bankers Trust (Delaware)

Bankers Trust (Delaware) is a state bank chartered under the laws of Delaware. Bankers Trust (Delaware) engages in commercial banking activities, with an emphasis on lending, funding and corporate finance.

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

      Based on their respective regulatory capital ratios at December 31, 2001, both BTCo and Bankers Trust (Delaware) are well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA. See Note 13 of Notes to Financial Statements for information regarding the Corporation's and BTCo's regulatory capital ratios.

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

      In November 1999 federal financial modernization legislation was enacted which allows qualifying banks and bank holding companies to elect to be treated as financial holding companies ("FHCs"). FHCs may engage in a broader range of activity than non-FHCs, which are limited to the activities traditionally permissible for bank holding companies. Although bank regulatory authorities have issued interim and proposed regulations, as well as some final regulations, the full scope of the new powers available to FHCs will only become clear after all regulatory authorities adopt final implementing regulations. The expanded activities include insurance underwriting and agency


                               Bankers Trust Corporation and its Subsidiaries 53
activities, and expanded securities, mutual fund and merchant banking activities. The ability to engage in information technology and data processing related businesses has also been expanded. The expanded scope of activities permits the affiliation of firms, such as banks and insurance companies, not permissible under prior law. Certain of these activities, including activities presently included in Bankers Trust Company, must be "pushed out" to affiliates of the Corporation which are Deutsche Bank entities. In order to qualify to make the FHC election, the electing foreign bank or the bank subsidiaries of the electing bank holding company, as the case may be, must be "well capitalized," "well managed," and, if subject to the CRA, have at least a "satisfactory" CRA rating. In the case of Bankers Trust, Deutsche Bank, BTCo and Bankers Trust (Delaware) are all required to meet the standards (or their equivalent) for it to maintain FHC status.

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

      As part of its ongoing business, the Corporation assumes financial exposures to interest rates, currencies, equities and other financial products. In doing so, the Corporation is subject to unforeseen events which may not have been anticipated or which may have effects which exceed those assumed within its risk management processes. This risk can be accentuated by volatility and reduction in liquidity in those markets, which in turn can impact the Corporation's ability to hedge and trade the positions concerned. In addition, the Corporation is dependent on the ability of Deutsche Bank to access the financial markets for its funding needs.

      The operations of the Corporation and its affiliates, which are widely diversified geographically and vary from country to country, involve certain economic, political and legal risks which differ from those associated with their U.S. operations. These risks include, among others, the possibility of expropriation of assets, exchange rate fluctuations, severe reductions in business levels, restrictions on the withdrawal of funds, balance-of-payments problems and changes in laws and regulations. In addition, in certain jurisdictions the operations of the Corporation and its affiliates may involve legal uncertainties. See "Cross-Border Outstandings" on page 15. Further, certain financial institutions with which the Corporation competes may not be subject to the same regulatory restrictions as the Corporation and its affiliates which may make it more difficult for the Corporation to compete with those institutions for business.

      As noted in "Supervision and Regulation" on page 53, the Corporation is regulated by and subject to various domestic and international regulators. The actions of these regulators can have an impact on the profitability and governance of the Corporation. Increases by regulatory authorities of minimum capital, reserve, deposit insurance and other financial viability requirements can also affect the Corporation's profitability.


54 Bankers Trust Corporation and its Subsidiaries

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

Properties

BTCo owns a 39-story building at 130 Liberty Street and a 10-story office building at 4 Albany Street, both in Manhattan. The Corporation is currently evaluating the future plans for 130 Liberty Street which was severely damaged due to the destruction of the World Trade Center. The Corporation's building at 4 Albany Street, which was less severely damaged, will be renovated, although no timetable for reoccupation has been established. The principal office premises leased are a portion of a 42-story office building located at 280 Park Avenue, seven stories of a 37-story building at 14-16 Wall Street, both in Manhattan, an eight-story building in Jersey City, New Jersey, and a three-story building in Nashville, Tennessee. Portions of certain of these properties are leased to tenants or subtenants. Also, the Corporation utilizes a portion of a 47-story building owned by Deutsche Bank at 60 Wall Street in Manhattan. In addition to the offices referred to above, branch offices and locations for other activities are occupied in cities throughout the world under various types of ownership and leaseholds. The majority of the properties above support all of the Corporation's business segments. See Note 6 of Notes to Financial Statements for additional information concerning lease commitments.

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

      Since January 2001, Bankers Trust Company has been named as one of numerous defendants in more than a dozen actions (certain of which are brought as class actions) filed in the Superior Court of the State of California, County of Los Angeles, all of which have been consolidated and assigned to a single judge. Pursuant to the Court's orders, plaintiffs have served two amended model complaints, one denominated as a class action and the other denominated as an individual action. The actions arise out of the default of Stanwich Financial Services Corporation in connection with certain structured settlement agreements entered into principally in the early 1980s. Stanwich is presently in reorganization proceedings under the United States Bankruptcy Code. Bankers Trust Company is alleged to have served as "trustee" under certain trust agreements in the mid 1990s. On July 17, 2001, the California Court sustained demurrers by Bankers Trust Company to the model class and individual complaints in these actions. Plaintiffs have filed second amended model complaints alleging claims of breach of contract, breach of trust, breach of fiduciary duty, tortious breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligence, bad faith denial of contract, constructive fraud, reformation, unfair business practices and declaratory relief, and seeking unspecified compensatory and punitive damages and certain other relief. The Superior Court of the State of California denied the demurrers of Bankers Trust Company's second amended model complaints and certified the class in the second amended model class action complaint. Two other individual actions brought on behalf of other structured settlement payees are pending in Montana. The court in those cases denied Bankers Trust Company's motion to dismiss the complaints. The Corporation believes that Bankers Trust Company has meritorious defenses in these actions and intends to defend these matters vigorously.

      In addition to the matters described above, various legal actions and proceedings involving Bankers Trust and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material to the financial condition of the Corporation.


                               Bankers Trust Corporation and its Subsidiaries 55

Form 10-K Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

                                        Bankers Trust Corporation


                                        By /S/ JAMES T. BYRNE, JR.
                                           -------------------------------------
                                           (James T. Byrne, Jr., Secretary)

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.


JUERGEN FITSCHEN*                        Chairman of the Board,
-------------------------------------
(Juergen Fitschen)                       Chief Executive Officer,
                                         and Director (Principal
                                         Executive Officer)


DOUGLAS R. BARNARD*                      Chief Financial Officer
-------------------------------------
(Douglas R. Barnard)                     (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)


ROBERT B. ALLARDICE III*                 Director
-------------------------------------
(Robert B. Allardice III)


HANS H. ANGERMUELLER*                    Director
-------------------------------------
(Hans H. Angermueller)


GEORGE B. BEITZEL*                       Director
-------------------------------------
(George B. Beitzel)


JESSICA P. EINHORN*                      Director
-------------------------------------
(Jessica P. Einhorn)


WILLIAM R. HOWELL*                       Director
-------------------------------------
(William R. Howell)


JOHN A. ROSS*                            Director
-------------------------------------
(John A. Ross)


MAYO A. SHATTUCK III*                    Director
-------------------------------------
(Mayo A. Shattuck III)


*By /S/ JAMES T. BYRNE, JR.
    ---------------------------------
        (James T. Byrne, Jr., Attorney-in-Fact)


56 Bankers Trust Corporation and its Subsidiaries

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                                   Filed Under

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                            BANKERS TRUST CORPORATION


                               Bankers Trust Corporation and its Subsidiaries 57

                            BANKERS TRUST CORPORATION

                           EXHIBIT INDEX TO FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

3. Articles of Incorporation and By-laws, as amended
     (i)   Restated Certificate of Incorporation of the Registrant
             filed with the State of New York on June 4, 1999               (18)
     (ii)  By-laws as in effect June 22, 1999                               (18)
     (iii) By-laws as in effect May 18, 2001                                  *

4. Instruments Defining the Rights of Security Holders, Including Indentures
     (ii)  Long-Term Debt Indentures                                         (1)

10. Material Contracts
     (ii) (D)  Leases for Principal Premises Described on Page 55
               Lease Agreement relating to the seven stories of a 37-story
                 building located at 14-16 Wall Street                       (2)
               Lease Agreement relating to the eight-story building located
                 in Jersey City, New Jersey                                  (3)
               Lease Agreement relating to the eight-story building located
                 in London, England                                          (4)
               Lease Agreement relating to the three-story building in
                 Nashville, Tennessee                                        (5)
               Lease abstract relating to Four World Trade Center,
                 New York
     (iii)     (A) Management Contracts and Compensation Plans              (16)
               (1) Employment Contract for Frank N. Newman                  (11)
               (2) Severance agreement with B.J. Kingdon                    (12)
               (3) Employment agreements in connection with the Agreement and Plan of Merger between Bankers Trust and Deutsche
                   Bank
                   (a) Frank N. Newman                                      (16)
                   (b) Mary Cirillo                                         (16)
                   (c) Mayo A. Shattuck III                                 (16)
                   (d) Yves C. de Balmann                                   (16)
               (4) 1994 Stock Option and Stock Award Plan                    (7)
               (5) 1991 Stock Option and Stock Award Plan                    (8)
               (6) 1985 Stock Option and Stock Award Plan                    (9)
                    January, 1989 amendments thereto                         (6)
               (7) Additional Capital Accumulation Plan                     (10)
               (8) The Supplemental Executive Retirement Plan                (4)
               (9) Deferred Compensation Plan for Directors                  (1)
              (10) January, 1989 amendments to the Deferred Compensation
                    Plan for Directors and The Supplemental Executive
                    Retirement Plan                                          (7)
              (11) Partnership for One-Hundred Plan II                      (13)
              (12) Bankers Trust New York Corporation
                    Change in Control Severance Plan I                      (16)
              (13) Split Dollar Insurance Agreement                         (14)
              (14) Alex. Brown Incorporated 1996 Equity Incentive Plan      (14)
              (15) Stock Option Agreement, dated as of November 30,
                   1998 between Bankers Trust Corporation and
                   Deutsche Bank A.G.                                       (15)
              (16) Severance Agreement with Frank N. Newman                 (17)
              (17) Severance Agreement with Richard H. Daniel               (17)
              (18) Severance Agreement with Yves C. de Balmann              (19)
              (19) Severance Agreement with Rodney A. McLauchlan            (19)


58 Bankers Trust Corporation and its Subsidiaries

12. Statements Re Computation of Ratios
     Computation of Consolidated Ratios of Earnings to Fixed Charges          *

23. Consents of Experts                                                       *

24. Power of Attorney                                                         *

*Filed herewith.

(NOTE: FOOTNOTE REFERENCES FOR THIS INDEX APPEAR ON THE NEXT PAGE.)


                               Bankers Trust Corporation and its Subsidiaries 59

                            BANKERS TRUST CORPORATION
     EXHIBIT INDEX TO FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

(19) This document is incorporated by reference from Bankers Trust Corporation's Form 10-K for the year ended December 31, 2000, file number 1-5920.


60 Bankers Trust Corporation and its Subsidiaries