Form 10-Q
period 2002-03-31
BANKERS TRUST CORP
filed 2002-05-15
CIK 9749

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File Number 1-5920

                         DEUTSCHE BANK TRUST CORPORATION
             (Exact name of registrant as specified in its charter)

            New York                                             13-6180473
(State or other jurisdiction of                                (IRS employer
 incorporation or organization)                              identification no.)

            130 Liberty Street
            New York, New York
    (currently operating out of an alternate
location at 31 W 52nd Street, New York, NY 10019)                   10006
     (Address of principal executive offices)                     (Zip code)

                                 (212) 469-8000
              (Registrant's telephone number, including area code)

                            Bankers Trust Corporation
        (Former name, former address, and former fiscal year, if changed since last report)

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

                         DEUTSCHE BANK TRUST CORPORATION

                            March 31, 2002 FORM 10-Q

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

   Item 1.  Financial Statements
               Condensed Consolidated Statement of Income
                    Three Months Ended March 31, 2002 and 2001                 2

               Condensed Consolidated Statement of Comprehensive Income
                    Three Months Ended March 31, 2002 and 2001                 3

               Condensed Consolidated Balance Sheet
                    At March 31, 2002 and December 31, 2001                    4

               Condensed Consolidated Statement of Changes in Stockholder's
                    Equity Three Months Ended March 31, 2002 and 2001          5

               Condensed Consolidated Statement of Cash Flows
                    Three Months Ended March 31, 2002 and 2001                 6

               Condensed Consolidated Schedule of Net Interest Revenue
                    Three Months Ended March 31, 2002 and 2001                 7

            In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period.

            On January 24, 2002, the Board of Directors of the Corporation approved the change of the Corporation's name from "Bankers Trust Corporation" to "Deutsche Bank Trust Corporation" and an amendment to the Corporation's Certificate of Incorporation effecting the change was filed with the Department of State of the State of New York on April 15, 2002.

            The financial statements included in this Form 10-Q should be read with reference to the Deutsche Bank Trust Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             8



PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                  19


SIGNATURE                                                                     20

PART I. FINANCIAL INFORMATION

                DEUTSCHE BANK TRUST CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (in millions)
                                   (unaudited)

                                                                                     Increase
THREE MONTHS ENDED MARCH 31,                                     2002       2001    (Decrease)
                                                                 ----       ----    ----------
NET INTEREST REVENUE
      Interest revenue                                           $326       $828       (502)
      Interest expense                                            234        640       (406)
                                                                 ----       ----       ----
Net interest revenue                                               92        188        (96)
Provision for credit losses-loans                                  58         50          8
                                                                 ----       ----       ----
Net interest revenue after provision for credit losses-loans       34        138       (104)
                                                                 ----       ----       ----
NONINTEREST REVENUE
      Trading                                                      75         53         22
      Fiduciary and funds management                              171        189        (18)
      Corporate finance fees                                       17         22         (5)
      Other fees and commissions                                   57         55          2
      Other                                                       121         91         30
                                                                 ----       ----       ----
Total noninterest revenue                                         441        410         31
                                                                 ----       ----       ----
NONINTEREST EXPENSES
      Salaries and commissions                                    107        111         (4)
      Incentive compensation and employee benefits                 99         91          8
      Agency and other professional service fees                   32         50        (18)
      Communication and data services                              17         16          1
      Occupancy, net                                               23         26         (3)
      Furniture and equipment                                      35         32          3
      Other                                                       111         94         17
                                                                 ----       ----       ----
Total noninterest expenses                                        424        420          4
                                                                 ----       ----       ----
Income before income taxes                                         51        128        (77)
Income taxes                                                       33         18         15
                                                                 ----       ----       ----

NET INCOME                                                       $ 18       $110        (92)
                                                                 ====       ====       ====

Certain prior period amounts have been reclassified to conform to the current presentation.

                DEUTSCHE BANK TRUST CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (in millions)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31,                                       2002    2001
                                                                   ----    ----
NET INCOME                                                         $ 18    $110
                                                                   ----    ----
Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustments:
     Unrealized foreign currency translation losses arising
      during period (a)                                              (3)    (54)
     Reclassification adjustment for realized foreign currency
      translation losses (b)                                         22       1
                                                                   ----    ----
Total other comprehensive income (loss)                              19     (53)
                                                                   ----    ----
COMPREHENSIVE INCOME                                               $ 37    $ 57
                                                                   ====    ====

(a) Amounts are net of income tax benefits of $3 million and $29 million for the three months ended March 31, 2002 and 2001, respectively.

(b) Amounts are net of income tax benefits of $13 million and $1 million for the three months ended March 31, 2002 and 2001, respectively.

                DEUTSCHE BANK TRUST CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        ($ in millions, except par value)


                                                                                      March 31,  December 31,
                                                                                        2002*        2001
                                                                                      ---------  ------------
ASSETS
Cash and due from banks                                                                $  1,767    $  1,110
Interest-bearing deposits with banks                                                      4,723       4,667
Federal funds sold                                                                           20           2
Securities purchased under resale agreements                                              5,260       8,752
Trading assets:
 Government securities                                                                      120         112
 Corporate debt securities                                                                  207         231
 Equity securities                                                                        9,775       9,832
 Swaps, options and other derivatives                                                     1,182       2,288
 Other trading assets                                                                     1,485       1,055
                                                                                       --------    --------
Total trading assets                                                                     12,769      13,518
Securities available for sale                                                               254         256
Loans, net of allowance for credit losses                                                25,459      23,075
Accounts receivable and accrued interest                                                  1,261       1,174
Other assets                                                                              7,300       7,579
                                                                                       --------    --------
Total                                                                                  $ 58,813    $ 60,133
                                                                                       ========    ========
LIABILITIES
Noninterest-bearing deposits
  Domestic offices                                                                     $  3,105    $  2,487
  Foreign offices                                                                         1,010       1,194
Interest-bearing deposits
  Domestic offices                                                                       10,431      10,350
  Foreign offices                                                                         1,412       3,195
                                                                                       --------    --------
Total deposits                                                                           15,958      17,226
Trading liabilities:
 Securities sold, not yet purchased
  Government securities                                                                      47          47
 Swaps, options and other derivatives                                                       832       1,178
 Other trading liabilities                                                                1,125       1,125
                                                                                       --------    --------
Total trading liabilities                                                                 2,004       2,350
Short-term borrowings                                                                    20,220      19,131
Accounts payable and accrued expenses                                                       986       1,216
Other liabilities                                                                         4,768       4,812
Long-term debt                                                                            9,178       9,487
Trust preferred securities                                                                1,040       1,289
                                                                                       --------    --------
Total liabilities                                                                        54,154      55,511
                                                                                       --------    --------

STOCKHOLDER'S EQUITY
Common stock, $1 par value
  Authorized: 200 shares; Issued: 1 share                                                    --          --
Capital surplus                                                                           2,319       2,319
Retained earnings                                                                         2,472       2,454
Accumulated other comprehensive income (loss):
  Net unrealized gains on securities available for sale, net of taxes                         4           4
  Foreign currency translation, net of taxes                                               (136)       (155)
                                                                                       --------    --------
Total stockholder's equity                                                                4,659       4,622
                                                                                       --------    --------
Total                                                                                  $ 58,813    $ 60,133
                                                                                       ========    ========

*     Unaudited.

Certain prior period amounts have been reclassified to conform to the current presentation.

               DEUTSCHE BANK TRUST CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                         (in millions, except par value)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31,                                   2002       2001
                                                             -------    -------
COMMON STOCK
Balance, January 1 and March 31                              $   --*    $   --*
                                                             -------    -------
CAPITAL SURPLUS
Balance, January 1 and March 31                                2,319      2,319
                                                             -------    -------
RETAINED EARNINGS
Balance, January 1                                             2,454      2,179
Net income                                                        18        110
                                                             -------    -------
Balance, March 31                                              2,472      2,289
                                                             -------    -------
CUMULATIVE TRANSLATION ADJUSTMENTS
Balance, January 1                                              (155)      (116)
Translation adjustments/entity transfers and sales                29        (81)
Income taxes                                                     (10)        28
                                                             -------    -------
Balance, March 31                                               (136)      (169)
                                                             -------    -------
SECURITIES VALUATION ALLOWANCE
Balance, January 1 and March 31                                    4         --
                                                             -------    -------
TOTAL STOCKHOLDER'S EQUITY, MARCH 31                         $ 4,659    $ 4,439
                                                             =======    =======

*     1 share, $1 par value.

                DEUTSCHE BANK TRUST CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in millions)
                                   (unaudited)

THREE MONTHS ENDED MARCH 31,                                   2002       2001
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities                        $  (718)   $(5,176)
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
     Interest-bearing deposits with banks                        (55)       746
     Federal funds sold                                          (18)       (20)
     Securities purchased under resale agreements              3,505      5,638
     Loans                                                    (1,391)      (274)
Securities available for sale:
     Purchases                                                    --        (19)
     Maturities and other redemptions                              1         16
     Sales                                                        --         12
Other, net                                                       (41)        (8)
                                                             -------    -------
Net cash provided by investing activities                      2,001      6,091
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in:
     Deposits                                                 (1,255)       165
     Short-term borrowings                                     1,154       (313)
Issuances of long-term debt                                      336        113
Repayments of long-term debt                                    (830)      (401)
Other, net                                                        (5)        --
                                                             -------    -------
Net cash used in financing activities                           (600)      (436)
                                                             -------    -------
Net effect of exchange rate changes on cash                      (26)        (1)
                                                             -------    -------
Net increase in cash and due from banks                          657        478
Cash and due from banks, beginning of period                   1,110      1,921
                                                             -------    -------
Cash and due from banks, end of period                       $ 1,767    $ 2,399
                                                             =======    =======

Interest paid                                                $   300    $   861
                                                             =======    =======

Income taxes paid, net                                       $     2    $     2
                                                             =======    =======

  Certain prior period amounts have been reclassified to conform to the current presentation.

                DEUTSCHE BANK TRUST CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED SCHEDULE OF NET INTEREST REVENUE
                                  (in millions)
                                   (unaudited)

                                                Three months ended
                                                     March 31,
                                                ------------------     Increase
                                                 2002         2001    (Decrease)
                                                 ----         ----    ----------
INTEREST REVENUE
Interest-bearing deposits with banks             $ 28         $190       (162)
Federal funds sold                                 17           25         (8)
Securities purchased under resale agreements       10           12         (2)
Trading assets                                     50          186       (136)
Loans                                             216          404       (188)
Other                                               5           11         (6)
                                                 ----         ----       ----
Total interest revenue                            326          828       (502)
                                                 ----         ----       ----
INTEREST EXPENSE
Interest-bearing deposits
     Domestic offices                              53          123        (70)
     Foreign offices                               54           51          3
Trading liabilities                                 3            2          1
Short-term borrowings                              85          279       (194)
Long-term debt                                     17          156       (139)
Trust preferred securities                         22           29         (7)
                                                 ----         ----       ----
Total interest expense                            234          640       (406)
                                                 ----         ----       ----
NET INTEREST REVENUE                             $ 92         $188        (96)
                                                 ====         ====       ====

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BUSINESS CHANGES

On January 24, 2002, the Board of Directors of Deutsche Bank Trust Corporation (the "Corporation") approved the change of the Corporation's name from "Bankers Trust Corporation" to "Deutsche Bank Trust Corporation." An amendment to the Corporation's Certificate of Incorporation effecting the change was filed with the Department of State of the State of New York on April 15, 2002.

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

The Corporation is continuing to evaluate the future plans for the building located at 130 Liberty Street, which remains severely damaged due to the destruction of the World Trade Center. The Corporation's building at 4 Albany Street, which was less severely damaged, is being renovated, although no timetable for reoccupation has been established.

The Corporation continues to evaluate the costs that it will incur and the adverse impact of the terrorist attacks on its results of operations. Such costs will include, but are not limited to, write-offs of fixed assets, costs to repair the buildings, expenses incurred to replace fixed assets that were damaged, relocation expenses, and the abatement of the contamination of its buildings adjacent to the World Trade Center site. The Corporation expects to make a claim for these costs, including those related to business interruption, through its insurance policies. The Corporation believes that it will recover substantially all of these costs under its insurance policies, but there can be no assurance that all of the costs incurred, losses from business interruption, losses from service interruption or extra expenses will be paid by the insurance carriers, as they may dispute portions of the Corporation's claims. At March 31, 2002, no losses have been recorded by the Corporation.

RESULTS OF OPERATIONS

The Corporation reported net income of $18 million for the three months ended March 30, 2002 as compared to $110 million for the first three months of 2001.

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

Corporate Investments includes the winding down of most principal investment activities by the Corporation.

The following tables present results by Business Segment:

                                                    Three months ended March 31, 2002
                                                  --------------------------------------
                                                                  Total
                                                  Total Net    Noninterest    Pretax
(in millions)                                      Revenue*      Expenses   Income(Loss)
                                                  ---------    -----------  ------------
Corporate and Investment Bank
  Corporate Banking and Securities                       98             41          $ 57
  Global Transaction Banking                            161            190           (29)
                                                      -----          -----          ----
    Total Corporate and Investment Bank                 259            231            28
Private Clients and Asset Management
  Private Banking                                        34             41            (7)
  Asset Management                                       57             65            (8)
                                                      -----          -----          ----
    Total Private Clients and Asset Management           91            106           (15)
Corporate Investments                                    (1)             1            (2)
                                                      -----          -----          ----
Total Business Segments                                 349            338            11
                                                      -----           ----          ----
Other                                                   126             86            40
                                                      -----          -----          ----
Total                                                 $ 475          $ 424          $ 51
                                                      =====          =====          ====

*     There were no material intersegment revenues among the business segments.

                                                    Three months ended March 31, 2001
                                                  --------------------------------------
                                                                  Total
                                                  Total Net    Noninterest    Pretax
(in millions)                                      Revenue*      Expenses   Income(Loss)
                                                  ---------    -----------  ------------
Corporate and Investment Bank
  Corporate Banking and Securities                    $ 175          $  66         $ 109
  Global Transaction Banking                            212            226           (14)
                                                      -----          -----         -----
    Total Corporate and Investment Bank                 387            292            95
Private Clients and Asset Management
  Private Banking                                        46             37             9
  Asset Management                                       71             86           (15)
                                                      -----          -----         -----
    Total Private Clients and Asset Management          117            123            (6)
Corporate Investments                                     5              7            (2)
                                                      -----          -----         -----
Total Business Segments                                 509            422            87
                                                       ----          -----         -----
Other                                                    39             (2)           41
                                                      -----          -----         -----
Total                                                 $ 548          $ 420         $ 128
                                                      =====          =====         =====

*     There were no material intersegment revenues among the business segments.

The Corporate and Investment Bank Group recorded pretax income of $28 million in the first quarter of 2002, compared to pretax income of $95 million in the prior year quarter. Corporate Banking and Securities recorded pretax income of $57 million in the first quarter of 2002, compared to pretax income of $109 million in the prior year quarter. The decrease in total net revenue from the prior year quarter is mainly due to lower net interest revenue. The decrease in total noninterest expenses is mainly due to lower accruals for performance-based pay in the current period due to the decline in results from the prior year quarter. Global Transaction Banking recorded a pretax loss of $29 million in the first quarter of 2002, compared to a pretax loss of $14 million in the prior year quarter. The current quarter included lower net interest revenue, as well as lower revenue from fiduciary and funds management activities. The decrease in total noninterest expenses is partially due to lower personnel-related costs.

The Private Clients and Asset Management Group recorded a pretax loss of $15 million in the first quarter of 2002, compared to pretax loss of $6 million in the 2001 first quarter. Private Banking recorded a pretax loss of $7 million in the first quarter of 2002, compared to pretax income of $9 million in the prior year quarter. The decrease in pretax income from the prior year period is primarily due to lower commissions income and lower net interest revenue. Asset Management recorded a pretax loss of $8 million in the first quarter of 2002, compared to pretax loss of $15 million in the prior year quarter. The decrease in total net revenue from the prior year period is mainly due to lower performance and management fees due to recent market weakness. The decrease in total noninterest expenses from the prior year period is mainly due to lower personnel-related costs.

Corporate Investments recorded a pretax loss of $2 million in the first quarter of 2002, unchanged from the prior year quarter.

Other generally includes revenue and expenses that have not been allocated to business segments and the results of smaller businesses that are not included in the main business segments.

The following table reconciles total pretax income for business segments to consolidated pretax income (in millions):

THREE MONTHS ENDED MARCH 31,                         2002     2001
                                                     ----     ----
Total pretax income reported for business segments   $ 11    $  87
Earnings associated with unassigned capital            17       52
Realized foreign currency translation losses           (6)     (18)
Equity income not allocated to business segments        6       26
SFAS 133 transition adjustment                         --       13
Other unallocated amounts                              23      (32)
                                                     ----    -----
Consolidated pretax income                           $ 51    $ 128
                                                     ====    =====

REVENUE

                              Net Interest Revenue

The table below presents net interest revenue, average balances and average rates.

                                                         Three Months Ended
                                                               March 31,
                                                       ------------------------     Increase
                                                          2002          2001       (Decrease)
                                                       ----------    ----------    ----------
NET INTEREST REVENUE (in millions)                     $       92    $      188    $      (96)
                                                       ==========    ==========    ==========
AVERAGE BALANCES (in millions)
Interest-earning assets                                $   46,733    $   45,367    $    1,366
Interest-bearing liabilities                               41,523        41,454            69
                                                       ----------    ----------    ----------
Earning assets financed by noninterest-bearing funds   $    5,210    $    3,913    $    1,297
                                                       ==========    ==========    ==========
AVERAGE RATES
Yield on interest-earning assets                             2.83%         7.41%        (4.58)%
Cost of interest-bearing liabilities                         2.28          6.26         (3.98)
                                                       ----------    ----------    ----------
Interest rate spread                                         0.55          1.15         (0.60)
Contribution of noninterest-bearing funds                    0.25          0.53         (0.28)
                                                       ----------    ----------    ----------
Net interest margin                                          0.80%         1.68%        (0.88)%
                                                       ==========    ==========    ==========

Net interest revenue for the first quarter of 2002 totaled $92 million, down $96 million, or 51 percent, from the first quarter of 2001.

In the first quarter of 2002, the interest rate spread was 0.55 percent compared to 1.15 percent in the prior year period. Net interest margin decreased to 0.80 percent from 1.68 percent. The yield on interest-earning assets decreased by 458 basis points and the cost of interest-bearing liabilities decreased by 398 basis points. Average interest-earning assets totaled $46.7 billion for the first quarter of 2002, up $1.4 billion from the same period in 2001. The increase was primarily attributable to an increase in loans. Average interest-bearing liabilities totaled $41.5 billion for the first quarter of 2002, up slightly from the same period in 2001.

                               Noninterest Revenue

Trading revenue was up $22 million from the first quarter of 2001. The increase is primarily attributable to increased gains in emerging markets activity.

Fiduciary and funds management revenue decreased $18 million, or 10 percent, from the $189 million earned in the first quarter of 2001. The decrease is primarily attributable to lower revenues from custodian fees and fund administrative fees due principally to declining asset prices and reduced levels of market activity.

Corporate finance fees of $17 million decreased $5 million from the $22 million earned in the first quarter of 2001. The decline is primarily attributable to lower revenue for syndication and financial advisory fees reflecting lower levels of market activity.

Other noninterest revenue totaled $121 million compared to $91 million in the prior year period. Prior to May 2001, the Corporation accounted for servicing agreements with its affiliates on a net basis and included the net amount in other noninterest expenses in the condensed consolidated statement of income. Beginning in May 2001, revenues from services provided to affiliates are included in other noninterest revenue while expenses incurred from services provided by affiliates are included in other noninterest expenses. As a result, the current quarter includes revenue from these servicing agreements. Business segment results, as discussed on pages 9 to 11 will continue to reflect charges for servicing agreements on a net basis.

PROVISIONS AND ALLOWANCES FOR CREDIT LOSSES

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

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
Total allowances for credit losses                             2002     2001
                                                              -----    -----
LOANS

Balance, beginning of period                                  $ 539       $ 424
Provision for credit losses                                      58          50
Allowance related to entities sold/transferred(a)                --         (23)
Net charge-offs
    Charge-offs                                                  44           5
    Recoveries                                                    1          --
                                                              -----       -----
Total net charge-offs                                            43           5
                                                              -----       -----
Balance, end of period(b)                                     $ 554       $ 446
                                                              =====       =====

OTHER LIABILITIES

Balance, beginning of period                                  $  15       $  22
Provision for credit losses                                      (3)         (4)
                                                              -----       -----
Balance, end of period                                        $  12       $  18
                                                              =====       =====

(a) Reflects the allowance for credit losses-loans of certain legal entities transferred to Deutsche Bank on the date of transfer and of legal entities sold on the date of sale.

(b)   Comprised of the following components:

                                     Specific allowance       $ 473       $ 356
                                     Inherent loss*              81          90
                                                              $ 554       $ 446
                                                              =====       =====
                                     *Includes country risk.

NONPERFORMING ASSETS

The components of cash basis loans and other real estate are shown below ($ in millions).

                                                                March 31,    December 31,
                                                                   2002          2001
                                                                ---------    ------------
CASH BASIS LOANS
  Domestic
    Commercial and industrial                                    $1,374          $1,408
    Secured by real estate                                           26              27
    Financial institutions                                           17              17
                                                                 ------          ------
Total domestic                                                    1,417           1,452
                                                                 ------          ------
  International
    Commercial and industrial                                       189             132
                                                                 ------          ------
Total international                                                 189             132
                                                                 ------          ------
Total cash basis loans                                           $1,606          $1,584
                                                                 ======          ======

Ratio of cash basis loans to total gross loans                      6.2%            6.7%
                                                                 ======          ======

Ratio of allowance for credit losses-loans to cash basis loans       34%             34%
                                                                 ======          ======

OTHER REAL ESTATE                                                $   98          $   99
                                                                 ======          ======


All loans 90 days or more past due with respect to interest or principal at March 31, 2002 and December 31, 2001 are reclassified as cash basis loans.

An analysis of the changes in the Corporation's total cash basis loans during the first three months of 2002 follows (in millions):


Balance, December 31, 2001                      $ 1,584
Net transfers to cash basis loans                   158
Net paydowns                                        (39)
Charge-offs                                         (44)
Loan sales                                          (51)
Other                                                (2)
                                                =======
Balance, March 31, 2002                         $ 1,606
                                                =======

Impaired loans under SFAS 114 were $1,606 million and $1,584 million at March 31, 2002 and December 31, 2001, respectively. Included in these amounts were $1,394 million and $1,244 million of loans that required a specific allowance of $473 million and $453 million at those same dates, respectively.

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

                                                                             Three Months Ended
                                                                                  March 31,
                                                                             ------------------
(in millions)                                                                 2002         2001
                                                                             ----          ----
Domestic Loans
  Gross amount of interest that would have been recorded at original rate    $ 26          $ 22
  Less, interest, net of reversals, recognized in interest revenue             11             4
                                                                             ----          ----
Reduction of interest revenue                                                  15            18
                                                                             ----          ----
International Loans
  Gross amount of interest that would have been recorded at original rate       4            --
  Less, interest, net of reversals, recognized in interest revenue             (1)           --
                                                                             ----          ----
Reduction of interest revenue                                                   5            --
                                                                             ----          ----
Total reduction of interest revenue                                          $ 20          $ 18
                                                                             ====          ====

EXPENSES

Agency and other professional service fees decreased $18 million, or 36 percent from the prior year quarter, due to decreases in fees paid to outside personnel agencies as part of cost controlling initiatives.

Other noninterest expense increased $17 million from the prior year period. The increase was primarily attributable to the Corporation's servicing agreements with its affiliates. Prior to May 2001, the Corporation accounted for servicing agreements with its affiliates on a net basis and included the net amount in other noninterest expenses in the condensed consolidated statement of income. Beginning in May 2001, revenue from services provided to affiliates are included in other noninterest revenue while expenses incurred from services provided by affiliates are included in other noninterest expenses. Business segment results, as discussed on pages 9 to 11, will continue to reflect charges for servicing agreements on a net basis.

INCOME TAXES

Income tax expense for the first quarter of 2002 amounted to $33 million, compared to income tax expense of $18 million in the first quarter of 2001. The effective tax rate was 65 percent for the current quarter and 14 percent for the prior year quarter. The increase in the effective tax rate is primarily due to foreign tax expense.

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

Based on its respective regulatory capital ratios at March 31, 2002, the Corporation's principal banking subsidiary, Deutsche Bank Trust Company Americas (formerly named Bankers Trust Company) ("DBTCA"), is well capitalized, as defined in the applicable regulations.

DBTCA's ratios are presented in the table below.

                                                                              FRB             To Be Well
                                                                          Minimum for         Capitalized
                                Actual as of       Actual as of        Capital Adequacy    Under Regulatory
                               March 31, 2002    December 31, 2001         Purposes           Guidelines
                               --------------    -----------------     ----------------    ----------------
Risk-based capital ratios
 Tier 1 capital                          26.4%               27.1%                  4.0%                6.0%
 Total capital                           28.8%               29.5%                  8.0%               10.0%
Leverage ratio                           16.0%               14.8%                  3.0%                5.0%


The following are the essential components used in calculating DBTCA's risk-based capital ratios:

                                      Actual as of               Actual as of
(in millions)                        March 31, 2002            December 31, 2001
-------------                        --------------            -----------------
Tier 1 Capital                           $ 6,345                      $ 6,252
Tier 2 Capital                               569                          556
                                         -------                      -------
Total Capital                            $ 6,914                      $ 6,808
                                         =======                      =======
Total risk-weighted assets               $24,048                      $23,096
                                         =======                      =======

Both DBTCA's Tier 1 and Total Capital ratios decreased by 70 basis points because of an increase in risk-weighted assets of $952 million. The Leverage ratio increased by 120 basis points primarily due to a decrease of $2.7 billion in quarterly average assets.

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

Short-term unsecured financing for the Corporation is available under an uncommitted credit line with its parent, Deutsche Bank. At March 31, 2002, this credit line totaled approximately $4.4 billion. Of this amount, approximately $3.2 billion was drawn. In addition, the Corporation has received unsecured financing from Deutsche Bank via its indirect subsidiaries in the amount of $4.8 billion.

RELATED PARTY TRANSACTIONS

In conjunction with the Acquisition and subsequent integration of the Corporation into Deutsche Bank's management structure, the Corporation has entered into various related party transactions with Deutsche Bank and its affiliated entities. For further discussion, see page 45 of the Corporation's 2001 Annual Report on Form 10-K.

The Corporation also has related party balances with Deutsche Bank or affiliated companies as the result of transactions entered into in the ordinary course of business. These balances generally include interest-bearing deposits with banks, securities purchased under resale agreements, short-term borrowings, and derivative contracts.

In addition to specific operating expenses incurred by the Corporation and charged directly to operations, certain management, accounting and other costs are incurred in common for the Corporation and its affiliates. The Corporation is allocated a share of these costs, proportionately based on an appropriate methodology for each type of expense. In the normal course of business, the Corporation may provide services to affiliates, the costs for which are allocated to such affiliates and are reflected in the accompanying condensed consolidated statement of income in other noninterest revenue beginning in May 2001. Prior to May 2001, the net amount of costs incurred and costs allocated was reflected in other noninterest expenses. Management believes the allocation methods used are reasonable and appropriate in the circumstances. The Corporation's results from operations may not necessarily be indicative of results that would have existed had the Corporation operated as an unaffiliated entity.

Included in the Corporation's financial statements were the following balances with such affiliates.

(in millions)                            March 31, 2002        December 31, 2001
                                         --------------        -----------------
Interest-earning assets                         $21,778                  $23,569
Noninterest-earning assets                        1,255                    2,640
Interest-bearing liabilities                     21,472                   19,403
Noninterest-bearing liabilities                   4,093                    4,501


Accounting developments

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. SFAS 144 includes a requirement that all long-lived assets to be disposed of and discontinued operations are to be measured at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS 144 did not have a material impact on the Corporation's condensed consolidated financial statements.

In July 2001, the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method and eliminates the use of the pooling-of-interests method. This requirement will have no impact on the Corporation since, as a subsidiary, it could not meet the requirements for the pooling-of-interests method. Other provisions of SFAS 141 and SFAS 142 require that, as of January 1, 2002, goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and that tests for impairment of goodwill be performed on an ongoing basis. Upon adoption of SFAS 142 in January 2002, the Corporation discontinued the amortization of goodwill with a net carrying amount of $64 million and annual amortization of $6 million that resulted from business combinations prior to the adoption of SFAS 141. The Corporation continues to evaluate the additional effects, if any, that the adoption of SFAS 141 and SFAS 142 will have on the Corporation's condensed consolidated financial statements.

LITIGATION

On September 25, 2000, litigation was commenced in the District Court in Geneva, Switzerland (Torras Hostench London Limited and Grupo Torras S.A. v. Bonsai Investment S.A. (formerly Bankers Trust AG) and the Corporation), against the Corporation and one of its subsidiaries. The litigation alleges the Corporation and its subsidiary are liable to the plaintiffs for breach of contract, breach of fiduciary duty and fraud in connection with a number of financial transactions occurring during 1990 and 1991. The plaintiffs seek damages of approximately $1 billion. The Corporation believes it and its subsidiary have meritorious defenses and intends to vigorously defend this matter.

Since January 2001, DBTCA has been named as one of numerous defendants in more than a dozen actions (certain of which are brought as class actions) filed in the Superior Court of the State of California, County of Los Angeles, all of which have been consolidated and assigned to a single judge. Pursuant to the Court's orders, plaintiffs have served two amended model complaints, one denominated as a class action and the other denominated as an individual action. The actions arise out of the default of Stanwich Financial Services Corporation in connection with certain structured settlement agreements entered into principally in the early 1980s. Stanwich is presently in reorganization proceedings under the United States Bankruptcy Code. DBTCA is alleged to have served as "trustee" under certain trust agreements in the mid 1990s. On July 17, 2001, the California Court sustained demurrers by DBTCA to the model class and individual complaints in these actions. Plaintiffs have filed second amended model complaints alleging claims of breach of contract, breach of trust, breach of fiduciary duty, tortious breach of the implied covenant of good faith and fair dealing, intentional interference with contract, negligence, bad faith denial of contract, constructive fraud, reformation, unfair business practices and declaratory relief, and seeking unspecified compensatory and punitive damages and certain other relief. The Superior Court of the State of California denied the demurrers of DBTCA's second amended model complaints and certified the class in the second amended model class action complaint. Two other individual actions brought on behalf of other structured settlement payees are pending in Montana. The court in those cases denied DBTCA's motion to dismiss the complaints. The Corporation believes that DBTCA has meritorious defenses in these actions and intends to defend these matters vigorously.

In addition to the matters described above, various legal actions and proceedings involving the Corporation and various of its subsidiaries are currently pending. Management, after discussions with counsel, does not anticipate that losses, if any, resulting from such actions and proceedings would be material to the financial condition of the Corporation.

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

Part II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            (4) Instruments Defining the Rights of Security Holders, Including Indentures

                  (v) - The Corporation hereby agrees to furnish to the
                        Commission, upon request, a copy of any instruments defining the rights of security holders issued by Deutsche Bank Trust Corporation or its subsidiaries.

            (12)  Statement re Computation of Ratios

      (b) Reports on Form 8-K - The Corporation did not file any reports on Form 8-K for the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on May 15, 2002.

                                           Deutsche Bank Trust Corporation

                                           By:/s/ MARY E. FISHER
                                                  --------------
                                                  MARY E. FISHER
                                                  Senior Vice President and
                                                  Controller
                                                  (Principal Accounting Officer)

                         DEUTSCHE BANK TRUST CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                  EXHIBIT INDEX

            (4) Instruments Defining the Rights of Security Holders, Including Indentures

                  (v) - Long-term Debt Indentures                            (a)

            (12)  Statement re computation of ratios

                  (a) Computation of Consolidated Ratios of Earnings to Fixed Charges

(a) The Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Deutsche Bank Trust Corporation or its subsidiaries.